Form 10-Q
period 1995-06-30
INTEGRAL SYSTEMS INC /MD/
filed 1995-08-07
CIK 718130

[TEST]
[RETURN-COPY]
[DOCUMENT-COUNT]     1
[SROS]     NASD
[FILER]

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC   20549

                            FORM 10-Q


  X    Quarterly report pursuant to Section 13 or 15 (d) of the
  Securities Exchange Act of 1934

  For the quarterly period ended March 31, 1995 or

_____ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from           to

Commission file number   0-18603


                         INTEGRAL SYSTEMS, INC.
     (Exact name of registrant as specified in its chapter)

          Maryland                                52-1267968
     (State or other jurisdiction of         I.R.S. Employer
     incorporation or organization)          Identification No.)

     5000 Philadelphia Way, Suite A, Lanham, MD       20706
     (Address of principal executive offices)     Zip Code)

Registrant's telephone number, including area code 301) 731-4233

  (Former name, address and fiscal year, if changed since last report)

      Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes         X       No

      As of March 31, 1995 the aggregate market value of the Common Stock of the Registrant (based upon the average bid and ask prices of the Common Stock as reported by the market makers) held by non-affiliates of the Registrant was $15,532,440.

     Registrant has 942,846 shares of common stock outstanding as of March 31, 1995.
                     INTEGRAL SYSTEMS, INC.
                        TABLE OF CONTENTS


Part I   Financial Information:
                                                        Page No.

  Item 1.  Financial Statements

     Balance Sheets - March 31, 1995, September 30, 1994   1

     Statements of Operations Six Months and Three Months
        Ended March 31, 1995 and March 31, 1994.......     3

     Statement of Cash Flow Six Months Ended March 31, 1995
        and March 31, 1994                                 4

     Statement of Shareholders Equity Six Months
        Ended March 31, 1995                               5

     Notes to Financial Statements                         6

  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operation                    7


Part II   Other Information:

  Item 6.  Exhibits and Reports on Form 8-K 10





                     INTEGRAL SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS



1.   Basis of Presentation

     The interim financial statements include the accounts of Integral Systems, Inc. (ISI) and its two wholly-owned subsidiaries, Integral Marketing, Inc. (IMI) and InterSys, Inc. (INTSYS). In the opinion of management, the financial statements reflect all adjustments consisting only of normal recurring accruals necessary for a fair presentation of
     results    for    such   periods.    The   financial   statements,    which
     are condensed and do not include all disclosures included in the annual financial statements, should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 1994. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.   Accounts Receivable

     Accounts   receivable   at   March  31,  1995  and   September   30,   1994
     consist of the following:

                          Mar. 31,    Sept. 30,
                           1995          1994

              Billed   $2,609,689    $1,623,540
            Unbilled    1,367,125       773,912

                       $3,976,814    $2,397,452

     The Company uses the direct write-off method for bad debts.

     The Company's accounts receivable consist of amounts due on prime contracts and subcontracts with the U.S. Government and contracts with various private organizations. Unbilled accounts receivable consist principally of amounts that are billed in the month following the incurrence of cost. All unbilled receivables are expected to be billed and collected within one year.

3.   Line-of-Credit

     The   Company   has  a  line  of  credit  agreement  with  a   local   bank
     for $1,200,000. Borrowing under the line of credit bears interest at the bank's lending rate plus one-quarter of one percentage point per annum. Any accrued interest is payable monthly. At March 31, 1995 and September 30, 1994 the Company had no outstanding balance under the line of credit.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



        COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 1995
             TO THE SIX MONTHS ENDED MARCH 31, 1994

        The    components   of   the   Company's   income   statement    as    a
percentage   of   revenue  are  depicted  in  the  following   table   for   the
six months  ended March 31, 1995 and March 31, 1994:

                              % of                    % of
                  1995      Revenue       1994      Revenue
                 (000's                  (000's
                omitted)                omitted)

Revenue            $5,807       100.0      $4,310       100.0

Expenses
     Cost  of       4,959        85.4       3,788        87.9
Revenue
    General &         545         9.4         573        13.3
Admin.
    Other              -7         -.1         -12         -.3
       Income         119         2.0           4          .1
Taxes

Total               5,616        96.7       4,353       101.0
Expenses

Net income           $191         3.3        $-43        -1.0


  Revenue

      Revenue increased by approximately $1,500,000 between the six months ended March 31, 1995 and the six months ended March
31,  1994, principally because of new contract awards related  to