Form 10-Q/A
period 1995-06-30
INTEGRAL SYSTEMS INC /MD/
filed 1995-09-13
CIK 718130

SECURITIES AND EXCHANGE
                     COMMISSION WASHINGTON, DC
                     20549
                          FORM 10-Q
  X    Quarterly report pursuant to Section 13 or 15 (d) of
the
  Securities Exchange Act of 1934

  For the quarterly period ended June 30, 1995 or

_____ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from           to

Commission file number   0-18603
                         INTEGRAL SYSTEMS, INC.
   (Exact name of registrant as specified in its chapter)

          Maryland                                52-1267968
     (State or other jurisdiction of         I.R.S. Employer
     incorporation or organization)      Identification No.)

     5000 Philadelphia Way, Suite A, Lanham, MD       20706
     (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code 301) 731
4233

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

                 Yes         X       No

    As of June 30, 1995 the aggregate market value of the Common Stock of the Registrant (based upon the average bid and ask prices of the Common Stock as reported by the market makers) held by non-affiliates of the Registrant was $20,110,720.

     Registrant has 943,046 shares of common stock outstanding as of June 30, 1995.
                     INTEGRAL SYSTEMS, INC.
                      TABLE OF CONTENTS

Part I   Financial Information:

Page No.

  Item 1.  Financial Statements

   Balance Sheets - June 30, 1995, September

     30, 1994 1

        Statements of Operations Nine Months
and Three
         Months Ended June 30, 1995 and June
30,
        1994....... 3
  Statement of Cash Flow Nine Months Ended June 30,
                        1995
        and June 30, 1994
4
    Statement of Shareholders Equity Nine Months
        Ended June 30, 1995
5

     Notes to Financial Statements
6

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operation
7

Part II   Other Information:

  Item 6.  Exhibits and Reports on Form 8-
K
12














                     INTEGRAL SYSTEMS, INC.
Item 1.  Financial Statements
                               INTEGRAL SYSTEMS,
                                INC. BALANCE SHEETS
                                JUNE 30, 1995 &
SEPTEMBER 30, 1994
ASSETS

June 30 Sep. 30,
1995 1994
CURRENT ASSETS
       Cash
$2,514,578         $1,802,839
       Marketable Securities
0            403,100
       Accounts Receivable
2,319,755          2,414,146
       Prepaid Expenses
108,178             20,840
       Deferred Income Taxes
88,227             81,524

TOTAL CURRENT ASSETS
5,030,738          4,722,449

FIXED ASSETS

       Electronic Equipment
573,122            525,873
       Furniture & Fixtures
40,997             49,323
        Leasehold Improvements
10,820             10,820
       Software Purchases
32,109             42,011
SUBTOTAL
657,048            628,027

       Less:  Accum. Deprec.
377,459            388,394

TOTAL FIXED ASSETS
279,589            239,634

OTHER ASSETS
      Software Development Costs
1,429,935          1,566,303
       Deposits
150                150
TOTAL OTHER ASSETS
1,430,085          1,566,453

TOTAL ASSETS
$6,740,412         $6,528,536

                               INTEGRAL SYSTEMS,
                                INC. BALANCE SHEETS
                                JUNE 30, 1995 &
SEPTEMBER 30, 1994
LIABILITIES & STOCKHOLDERS' EQUITY

June 30 Sep. 30,
1995 1994
CURRENT LIABILITIES
       Accounts Payable
$217,719           $206,964
       Accrued Expenses
751,843          1,032,661
      Billings in Excess of Cost
318,756            223,914
       Income Taxes Payable
100,863                  0

TOTAL CURRENT LIABILITIES
1,389,181          1,463,539

LONG TERM LIABILITIES

STOCKHOLDERS' EQUITY
       Common Stock, $.01 par value,
       2,000,000 shares authorized,
       and 943,046 and 938,020 shares
       issued and outstanding at June
       30, 1995
and September 30, 1994, respectively
9,431              9,380
       Addl Paid in Capital
687,295            635,541
       Retained Earnings
4,654,505          4,420,076

TOTAL STOCKHOLDERS' EQUITY
5,351,231          5,064,997

TOTAL LIABILITIES &
$6,740,412         $6,528,536
STOCKHOLDERS' EQUITY



INTEGRAL SYSTEMS, INC.
STATEMENTS OF OPERATIONS


                                              Nine
Months Ended                               Three
Months
Ended
                                              June 30
June 30
                                    1995
1994
1995               1994

Contract Revenue                   $8,093,367
$6,572,126         $2,286,601
$2,262,407

Cost of Revenue
       Direct Labor                 2,766,162
2,608,627            955,622
896,051
       Overhead                     1,846,922
1,726,736            600,896
568,814
       Travel & Other Direct Co       564,215
395,754            192,596            103,853
       Equipment & Subcontracto
1,750,135
829,366            219,583
203,610
Total Cost of Revenue
6,927,434
5,560,483          1,968,697
1,772,328

Gross Profit
1,165,933
1,011,643            317,904
490,079

Operating Expenses
       General & Administrative
811,990
896,463            266,523
323,246
Total Operating Expenses
811,990
896,463            266,523
323,246

Income (Loss) From Operations
353,943
115,180             51,381
166,833

Other Income (Expense)
       Interest Income
45,922
41,320             24,602
12,827
       Interest Expense
(2,129)
(7,304)               307
(7,299)
       Other Income (Expense)
(12,772)
(14,930)            (1,280)
1,416
Total Other Income (Expense)
31,021
19,086             23,629
6,944
Income  (Loss) Before Income Ta
384,964 134,266                 75,010
173,777
Income Taxes
150,535
40,625             31,300
37,100
Net Income (loss)
$234,429
$93,641            $43,710
$136,677

Weighted Average Number of Common
Shares Outstanding During Perio
941,921 930,320                   942,979
933,503

Earnings per share
$0.25
$0.10              $0.05
$0.15







Integral Systems, Inc. Consolidated Statements of

Cash Flows









For the Six Months Ended

March 31,

1995 1994
Cash Flows from Operating Actiivties:

Net Income
190,719            (43,035)
Adjustments to reconcile net income to
   net cash provided by operating activities:
       Depreciation and amortization
55,697            166,965
       (Increase) decrease in:
               Accounts Receivable
(1,566,030)
               Prepaid Expenses (95,555)
               Income Tax Receivable
          22,623 (Decrease) increase in:
               Accounts Payable
51,486
               Accrued Expenses (178,424)
               Billings in Excess of Cost
(33,936)
               Income Taxes Payable
53,674 (124,058)
Total Adjustments
(1,690,465)          (381,328)
Net Cash provided (used) by operations
(1,499,746)          (424,363)
Cash Flow from investing activities:
       Acquisition of fixed assets
(32,542)          (107,910)
       Increase in software
development (63,066)
(389,511)
        Decrease in other assets
0                105
      Sale (purchase) of marketable
securities 403,100  90,120

Net cash provided (used) in investing
activities 307,492           (407,196)

Cash flow from financing activities:
Proceeds from issuance of common stock
49,879             24,262
Net cash provided by financing
activities 49,879
24,262
Net increase (decrease) in cash
(1,142,375)          (807,297)
Cash - beginning of year
1,802,840          1,963,201

Cash - end of period
660,465          1,155,904
INTEGRAL SYSTEMS, INC.
STATEMENTS OF OPERATIONS


                                              Nine
Months Ended
Three
Months Ended
                                              June
30 June 30
                                    1995
1994
1995               1994

Contract Revenue                   $8,093,367
$6,572,126         $2,286,601
$2,262,407

Cost of Revenue
       Direct Labor                 2,766,162
2,608,627            955,622
896,051
       Overhead
1,846,922
1,726,736            600,896
568,814
       Travel & Other Direct Co
564,215
395,754            192,596
103,853
       Equipment & Subcontracto
1,750,135 829,366  219,583
203,610
Total Cost of Revenue
6,927,434 5,560,483
1,968,697
1,772,328

Gross Profit
1,165,933
1,011,643            317,904
490,079

Operating Expenses
       General & Administrative
811,990
896,463            266,523
323,246
Total Operating Expenses
811,990
896,463            266,523
323,246
Income (Loss) From Operations
353,943
115,180             51,381
166,833

Other Income (Expense)
       Interest Income
45,922
41,320             24,602
12,827
       Interest Expense
(2,129)
(7,304)               307
(7,299)
       Other Income (Expense)
(12,772)
(14,930)            (1,280)
1,416
Total Other Income (Expense)
31,021
19,086             23,629
6,944

Income  (Loss) Before Income Ta
384,964
134,266             75,010
173,777

Income Taxes
150,535
40,625             31,300
37,100
Net Income (loss)
$234,429
$93,641            $43,710
$136,677

Weighted Average Number of Common
Shares Outstanding During Perio
941,921 930,320
942,979 933,503

Earnings per share
$0.25
$0.10              $0.05
$0.15





   INTEGRAL SYSTEMS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
  FOR THE NINE MONTHS ENDED
        JUNE 30, 1995






Number Additional
                                     of
Common      Paid-in    Retained

Shares Stock
Capital    Earnings
Total
Balance September 30, 1994
938,020       $9,380     $635,541
$4,420,076        $5,064,997
Exercise of Stock Options
5,026           51       51,754      -
51,805

Net income                           -
-            -         234,429
234,429

Balance June 30, 1995
943,046       $9,431     $687,295
$4,654,505        $5,351,231

              NOTES TO FINANCIAL STATEMENTS





1.   Basis of Presentation

     The  interim  financial statements include the
     accounts of Integral  Systems,  Inc.  (ISI)  and
     its two whollyowned subsidiaries,  Integral
     Marketing, Inc. (IMI) and InterSys, Inc.  (INTSYS).
     In the opinion of management, the financial
     statements reflect all adjustments consisting only
     of normal recurring accruals  necessary for a  fair
     presentation  of results  for such periods. The
     financial statements, which are condensed and do not
     include all disclosures included in the annual
     financial  statements,  should
     be   read   in conjunction with the consolidated
     financial statements of the Company for the fiscal year ended September 30, 1994. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.   Accounts Receivable

 Accounts receivable at June 30, 1995 and September 30,
     1994 consist of the following:

                          Jun. 30,    Sept. 30,
                           1995          1994
              Billed   $1,203,039    $1,623,540
            Unbilled    1,116,716
            773,912
                       $2,319,755    $2,397,452
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

     The Company has a line of credit agreement with a local bank for $1,200,000. Borrowing under the line of credit bears interest at the bank's lending rate plus one-quarter of one percentage point per annum. Any accrued interest is payable monthly.
     At June 30,  1995 and September  30,  1994  the
   Company had no outstanding balance under the line of credit.
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS



        COMPARISON OF THE NINE MONTHS ENDED
            JUNE 30, 1995 TO THE NINE MONTHS
             ENDED JUNE 30, 1994
      The components of the Company's income statement as a percentage of revenue are depicted in the following table for the nine months ended June 30, 1995 and June 30, 1994:

                              % of                    %
                  of 1995      Revenue       1994
                  Revenue
                 (000's                  (000's
                omitted)                omitted)

Revenue            $8,093       100.0      $6,572
100.0
Expenses
     Cost  of       6,927        85.6       5,560
84.6
Revenue
    General &         812        10.0         896
13.6
Admin.
    Other             -31         -.4         -19
-
 .3
       Income         151         1.9          41
 .6
Taxes

Total               7,859        97.1       6,478
98.5
Expenses

Net income           $234         2.9         $94
1.5


  Revenue

      Revenue increased by approximately $1.5 million
between the nine  months ended June 30, 1995 and the nine
months
ended  June
30,  1994, principally because of new contract awards
related to the   sale  of          the Company's EPOCH
product along with
associated integration        services.    Such  new
contracts
also   included
approximately   $900,000  of  incremental  equipment
that
was
delivered in the current period.

     During the current period, the Company derived approximately 43% of its revenues from the sale of its commercial products and related services as opposed to 24% of such revenue during the prior nine month fiscal year period. The increase correlates to the Company's conscious effort to reduce its reliance on the Federal
Government, and to utilize its recently developed software products to gain access to organizations in order to sell both its products and associated integration and support services.

      Although  the  Company  believes that  its  full
cadre of software  products  is  important  for  its
future growth and
prosperity,  to  date  the Company's largest  product
investment relates  to  the development of its EPOCH
software, an  off-theshelf
product  for satellite command and control.
Specifically, the Company has incurred and capitalized
approximately $1,325,000 of  costs  (inception to date)
relating to this product.   During July,
1994,
the Company delivered its first EPOCH licenses to customers previously booked. Consequently the Company commenced amortization of the capitalized costs under this program during the fourth quarter of fiscal 1994.
     During  the  first  nine months of fiscal  year
1995, the Company recorded approximately $2.8 million of revenue (inclusive of approximately $1,040,000 of delivered equipment) for services associated with its EPOCH product compared to $880,000 of revenue during the first nine months of fiscal year 1994. Fiscal year 1995
EPOCH revenues included approximately $200,000 of license fees, while fiscal year 1994 had no license fee revenues through
June 30.



      The  principal balance of the Company's commercial
revenues pertain  to other proprietary products as
follows: OASYS (Orbital Analysis  System); DRS (DOMSAT
Receive Station); and a collection of
software  pertaining  to  database  and  information
system applications.  During the first nine months of
fiscal year 1995, the Company recorded approximately
$570,000 of revenue related to the  sale  of products and
services under these programs compared to  approximately
$610,000  last  fiscal year.   The  Company's subsidiary,
Integral  Marketing, Inc., (IMI)  accounted  for  an
additional  $130,000  of commercial revenue  during  the
current period.   IMI  was not formed until after the
first quarter of fiscal year 1994 and therefore only recorded $70,000 of revenue at this point last fiscal year.

     Expenses

  Cost  of  revenue as a percentage of revenue for the
first nine
months of fiscal year 1995 was 85.6% compared to 84.6%
for the  comparable period in fiscal year 1994.  The
Company believes that
there  are  no  material  differences  between   the two
percentages and that these figures are typical and representative of the Company's current operating cost structure.

      G&A expense decreased approximately $80,000 between the first nine months of fiscal year 1995 and the first nine months of fiscal year 1994. The decreased expenses during the current period principally relate to the absence of expenses associated with InterSys, Inc.
(InterSys), a wholly-owned subsidiary of the Company which is presently inactive.

      Income taxes as a percentage of revenue were
higher in the current  year due to the loss of surtax
exemptions that benefited fiscal year 1994 results.
    General
      Overall, net income as a percentage of revenue was
2.9% in
fiscal  year 1995 to date compared to 1.5% in fiscal
year 1994. Essentially  fiscal  year  1995  income  to
date resulted  from increased  revenues from new
contracts, while early  fiscal  year 1994
losses   have  been  eliminated  because  start-up
costs associated with IMI and InterSys are no longer an
issue. On
the other
hand,
IMI
has  yet to reach profitability  and  in  fact
incurred  losses  of approximately $90,000 year
to date. Such losses  have been included with
the consolidated figures referred
to in the preceding paragraphs.
          COMPARISON OF THE QUARTER ENDED JUNE
            30, 1995 TO THE QUARTER ENDED JUNE
            30,
               1994
      The  components  of  the Company's income
statement as a percentage of revenue are depicted in the
following table for
the three months  ended June 30, 1995 and June 30, 1994:
                               % of                   %
                               of
                    1995     Revenue      1994
                   Revenue (000's           (000's
                   omitted              omitted)
                      )
Revenue             $2,287       100.0     $2,262
100.0
Expenses
 Cost of Revenue     1,969        86.1      1,772
78.3
 General & Admin.      267        11.7        323
14.3
    Other              -24        -1.0         -7
-
 .3
    Income Taxes        31         1.3         37

1.6

Total Expenses       2,243        98.1      2,125

93.9

Net income             $44         1.9       $137

6.1

  Revenue

     Revenue was essentially unchanged between the
quarters being compared.   During  the  current  period,
the Company derived
approximately 40% of its revenues from the sale of its
commercial products  and related services as opposed to
25% of such        revenue during the prior fiscal year
quarter.
The
increase correlates to the  Company's  conscious effort
to reduce its  reliance  on  the Federal
Government,  and  to  utilize  its  recently  developed
software  products to gain access to organizations  in
order to sell       both  its products and associated
integration
and  support
services.

     During  the third quarter of fiscal year 1995, the
Company recorded   approximately  $600,000  of  revenue
(inclusive   of approximately  $100,000  of  delivered
equipment) for services associated with its EPOCH product compared to $250,000 of revenue during the third quarter of fiscal year 1994. Neither quarter included license fee revenue derived from EPOCH sales.

      The  principal balance of the Company's commercial
revenues pertain  to other proprietary products as
follows: OASYS (Orbital Analysis  System); DRS (DOMSAT
Receive Station); and a collection of  software
pertaining  to database  and
information  system
applications.  During the third quarter of fiscal year
1995, the Company recorded approximately $260,000 of
revenue related to the sale    of  products and services
under these
programs compared  to
approximately   $250,000  last  fiscal   year.    The
Company's subsidiary,  Integral  Marketing, Inc., (IMI)
accounted  for  an additional  $40,000  of  commercial
revenue during  the  current period compared to $60,000
last fiscal year.
     Expenses
      Cost  of  revenue as a percentage of revenue for
the third quarter  of fiscal year 1995 was 86.1% compared
to 78.3% for  the comparable period in fiscal year 1994.
The Company believes that the     percentage  for  fiscal
year 1995  is more       typical  and
representative of the Company's current operating cost
structure
than   the  lower  percentage  realized  in  fiscal  year
1994.
Furthermore, the Company believes that the fiscal year
1994 third quarter cost of revenue percentage was somewhat of an anomaly, inasmuch as the cost of revenue percentage for the entire 1994 fiscal year was 85.1%.

      G&A  expense  decreased approximately $60,000
between the third quarter of fiscal year 1995 and the
third quarter of fiscal year   1994.   The  decreased
expenses during the current  period
principally relate to the absence of expenses associated with InterSys, which is presently inactive.

     Income taxes as a percentage of revenue were comparable during the respective quarters.

    General
      Overall, net income as a percentage of revenue was 1.9% in fiscal year 1995 to date compared to 6.1% in fiscal year 1994. The principal difference between the two periods related to a favorable cost of revenue percentage in fiscal year 1994 that was not repeated in fiscal year 1995.
Liquidity and Capital Resources

    With the exception of the Company's second quarter of
fiscal year         1994,  the Company has been
profitable since inception  and
has  been able to generate adequate cash flow from
operations to fund its operating and capital expenses.
To supplement operating cash      flows, the Company has
access to a line of credit  facility
in  the  amount of $1.2 million which is currently
unused. (See Note      2 of the Notes to Financial
Statements). During the  first
nine   months   of  fiscal  year  1995,  the  Company
generated
approximately  $660,000  from  operating  activities
and used approximately   $2,000   for  investing
activities, including approximately $245,000 for newly capitalized software development costs.



      Although operating activities consumed significant
sums of cash       during  the  first half of fiscal
year 1995
due  to  the
financing required to fund the Company's new contracts described above, third quarter collections under these same contracts put the Company in a position of generating cash flow from operations on a year to date basis.
    In  July,  1988  the Company raised approximately
$400,000 (net) through the sale of 110,000 common shares in its initial public offering.
   As a result of its current cash reserves, its unused line of credit, its current profitability and its projected profitability for the balance of fiscal year
1995, the Company believes it will have
adequate  cash resources to meet
its obligations  for  the
foreseeable future.

      In terms of capital purchases, historically the Company has funded such items through operating cash flow or capital lease. The Company currently has no plans for major capital purchases in the ensuing twelve month period, although the Company plans to continue to invest (albeit at lower levels) in the continued development and improvement of its software products, especially EPOCH and OASYS.

Part II. Other Information
6.   Exhibits and Reports on Form 8-K
     a.  Exhibits
          None
     b.  Form 8-K
   No reports on Form 8-K have been filed during the quarter ended June 30, 1995


                       SIGNATURES




      Pursuant to the requirements of the Securities and
Exchange Act  of  1934, the registrant has duly caused
this report  to  be signed              on   its  behalf
by  the
undersigned thereunto   duly authorized.



                                        INTEGRAL SYSTEMS,
                                            INC.
                                            (Registrant)






Date: 8/5/95                            By  Kimberly A.
Chamberlain
                                        Kimberly A.
                                        Chamberlain Vice
                                        President & Chief
                                        Financial
Officer