Form 10KSB
period 1995-09-30
INTEGRAL SYSTEMS INC /MD/
filed 1996-01-02
CIK 718130

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                  FORM 10-KSB


    (Mark One)
         X    	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
				SECURITIES EXCHANGE ACT OF 1934 {Fee Required}

For the fiscal year ended September 30, 1995

              	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
				SECURITIES EXCHANGE ACT OF 1934 {No Fee Required}

For the transition period from  		  to

Commission file number  	  0-18603


   					Integral Systems, Inc.

    (Name of small business issuer in its charter)


               	Maryland
	(State or other jurisdiction of incorporation of organization)

                        	52-1267968
         (I.R.S. Employer Identification No.)



5000 Philadelphia Way, Suite A, Lanham, MD		                20706
(Address of principal executive offices)               		(Zip Code)

Issuer's telephone number  (301) 731-4233

Securities registered under Section 12(b) of the Exchange Act:

	Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

                              Common
                        (Title of class)


                        (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              	Yes      X                 	No

As of October 31, 1995, the aggregate market value of the Common
Stock of the Registrant (based upon the average bid and ask prices of the Common Stock as reported by the market makers) held by non-affiliates of the Registrant was $22,420,245.

As of October 31, 1995, 946,646 shares of the Common Stock of the
Registrant were outstanding.

PART 1


Item 1.	Business

General

Integral Systems, Inc. (the "Company") is a leading provider of satellite ground systems: computer systems for satellite command and control, data processing, simulation, and flight software validation. Customers for these systems include US Government organizations such as National Aeronautics and Space Administration (NASA), the National Oceanic and Atmospheric Administration (NOAA), and the US Air Force, as well as commercial satellite operators, both domestic and foreign. Integral Systems supports satellite missions for scientific research, remote sensing, meteorology, and communications applications. In addition, the Company offers products explicitly for real-time environmental monitoring via satellite. These systems are used by federal, state, and local governments, as well as private industry, for applications such as erosion control and restoration, pollution monitoring, water control, seismic analysis, forest management, and geomagnetic field modeling.

Satellite Ground Systems

The Company offers off-the-shelf products as well as custom development services for satellite ground systems. The customers for the Company's products are primarily commercial satellite operators, spacecraft manufacturers, and systems integrators. Government organizations generally purchase a combination of off-the-shelf products together with custom development services for mission specific requirements.

The Company's flagship commercial product is the EPOCH 2000 software which includes real-time command and control functions as well as off-line orbit analysis and mission planning functions. This product has gained international recognition and is currently used as a solution on a number of Government and commercial satellite programs. EPOCH 2000 components and turnkey systems (software and hardware) have been sold to a number of customers, including ChinaSat in the Peoples Republic of China, the National Space Program Office in Taiwan (ROCSAT), EOSAT, Earthwatch, Johns Hopkins University Applied Physics Laboratory, AT&T, GE Americom, APT Satellite Company, Loral, TRW, Orbital Sciences Corporation, the US Air Force, and the US Navy.

Integral Systems has ongoing systems engineering work under contracts to NASA at Goddard Space Flight Center. This work is in support of NASA's science satellites and includes development projects for telemetry and command systems and simulation as well as software verification and validation. The Company developed the first workstation-based satellite command and control system for NASA Goddard and has supported over a dozen different NASA space missions.

For NOAA, Integral Systems builds command and control systems as well as payload and image data processing systems for meteorological satellites. The Company has had extensive involvement in both the TIROS and GOES satellite programs.

The current Air Force contracts are under the Defense
Meteorological Satellite Program (DMSP). Integral Systems has built several generations of the DMSP hardware-in-the-loop simulator and provided the satellite manufacturer with a workstation-based flight software test facility. The Company also provides the Air Force with ongoing services for independent verification and validation of the DMSP flight software.

Environmental Monitoring Systems

Integral Systems provides a family of products and services to facilitate the collection, storage, and analysis of environmental data. The Company's primary commercial product is called the DOMSAT Receive Station (DRS). The DRS is a PC-based system which includes an antenna, receiver, and processing software which allows customers to take advantage of the complete NOAA GOES Data Collection System. The central processing facility for this system was also built by Integral Systems and is located in Wallops Island, Virginia.

DRS customers include the Army Corps of Engineers, the US
Geological Survey, and a variety of state and local governments.
The applications include meteorology, water control, and pollution monitoring, as well as research in geomagnetism and hydrology.

There are now over 50 DRS installations in the United States and Canada enabling government and private organizations to receive environmental data from thousands of remote stations located throughout the western hemisphere. The Company had expanded its product line to include decoding/translation software, real-time database interfaces, and the integration of complete data analysis and response systems using off-the-shelf networking and application products.


Integral Marketing, Inc.

Through its wholly-owned subsidiary, Integral Marketing, Inc. (IMI), the Company acts as a manufacturer's representative, selling electronic test instrumentation and equipment to customers in Maryland, D.C., and Virginia. IMI currently represents 12 manufacturers.

Contract Revenue

	Commercial revenue as a percentage of total revenue increased from 24% to 42% between fiscal year 1994 and fiscal year 1995.
The Company is continuing to focus its marketing efforts on commercial enterprises. The Company's revenue for fiscal years
1995 and 1994 was generated from the following sources:

                                          	Fiscal Year
Customer                               	1995       	1994
Commercial                             	42%	        24%
NOAA                                   	30%        	36%
Air Force                              	12%        	19%
NASA                                   	16%        	21%


	ISI's services are principally performed under cost-plus-fixed-fee contracts, fixed price, and time-and-material contracts and subcontracts. Under cost-plus-fixed-fee contracts, the Company is reimbursed for allowable costs within the contractual terms and conditions and is paid a negotiated fee. Under fixed-price contracts, ISI is paid a stipulated price for services or products and bears the risk of increased or unexpected costs. Under time-and-materials contracts, the Company receives fixed hourly rates intended to cover salary costs attributable to work performed on the contract and related overhead expenses, reimbursement for other direct costs, and a stipulated profit.
All contracts include specified objectives and performance periods ranging from a few weeks to several years, with most of the contracts providing for terms of 4 years or less.

	The percentage of revenues derived by the Company under these different types of contracts for the fiscal years ended September
30, 1995 and 1994 is as follows:

                                      Fiscal Year
Contract Type                        1995    1994
Cost Plus                            43%     64%
Fixed Price                          53%     33%
Time and Materials                    4%      3%

Government Contracts

	Company revenues from the US Government are derived from a combination of contracts with the US Government and subcontracts with other companies that have prime contracts with the US Government. The percentage of revenues received by the Company from prime contracts and subcontracts with the Government for fiscal years 1995 and 1994 are as follows:

                                      Fiscal Year
Contract Source                      1995    1994
Prime Contract                        46%     30%
Subcontract                           54%     70%

US Government contracting procedures may be categorized by formal advertising or procurement by negotiation. Negotiated procurements may, but do not necessarily, involve the solicitation of competitive proposals. If competitive proposals are solicited, the US Government selects the proposal most advantageous to it and then conducts negotiations with the selected bidder. Virtually all contracts awarded during fiscal years 1987 through 1995 to the Company or to other prime contractors for whom the Company served as a subcontractor were awarded on the basis of competitive procurements.

	Many of the programs in which ISI participates as a contractor or subcontractor extend for several years, but are funded only on an annual basis. Accordingly, the Company's contracts and subcontracts are subject to termination, reduction or modification in the event of changes in the Government's requirements or budgetary constraints. Additionally, when ISI participates in a project as a subcontractor, it is subject to the risk that the prime contractor may fail or be unable to perform the prime contract.

	All of the Company's US Government contracts and subcontracts are also subject to termination for "convenience". Should a contract be so terminated, the Company would be reimbursed for allowable costs to the date of termination and would be paid a proportionate amount of the stipulated profits or fees attributable to the work actually performed. To date, no ISI contract has been terminated for convenience.

	The Company expects that 33% of revenue for the current fiscal year (fiscal year 1996) will be derived from three major US Government contracts and subcontracts. It is estimated that the largest single contract will represent approximately 14% of the Company's revenue and the smallest approximately 1%. The loss or termination of any one of these contracts due to funding cuts or contract termination could significantly affect the Company's performance. Similarly, the expiration of any major contract could significantly affect the Company's performance if not renewed or replaced by contracts of similar value. In addition, since a significant portion of revenue for the current fiscal year is derived from subcontracts, loss of those subcontracts due to termination of the subcontract or of the direct prime contract could also affect the Company's performance. During fiscal year 1995, approximately 53% of ISI's revenue was performed under fixed-price contracts and subcontracts. Under those contracts, an unanticipated increase in the Company's cost or expenses may reduce or eliminate the profitability of those contracts, thereby adversely affecting the Company's financial performance.

	ISI's books and records are subject to audit by the Defense Contract Audit Agency. Such audits can result in adjustments to contract costs and fees. No audits are currently in process. Although the Company thus far has not been required to make any material audit adjustments, the possibility that such adjustments will be required always exists. Management is of the opinion that any such audit adjustments would not have a material effect on the financial position or results of operations of the Company.

Employees

	As of October 31, 1995, the Company employed 79 individuals, 69 of whom are considered professionals in engineering related disciplines. Of the engineering professionals, 96% have undergraduate degrees in a scientific discipline, and 32% of those have advanced degrees in scientific discipline. Approximately 89% of the engineering staff have at least seven years experience, and 11% have three to eight years experience. Approximately 16% of the engineering staff specialize in digital hardware development, although many of these individuals have analytic and software development expertise as well. The remaining 84% of the engineering staff are analysts and software developers.

	Employees are not represented by any union or collective bargaining group, and employee relations are considered good.
Since inception, ISI has experienced minimal turnover in engineering staff.

Marketing

	The Company relies upon senior corporate management, project managers and senior technical staff to carry out its marketing program. These individuals collect information concerning requirements of current and potential customers in the course of contract performance, formal and informal briefings, from published literature, and through participation in professional and industry organizations. Senior management evaluates this information, identifies potential business opportunities and coordinates proposal efforts. As sources of business within existing markets are exhausted, new markets are explored. The Company seeks business believed to be of long term benefit based on considerations such as technical sophistication required, favorable market positioning and potential product spin-offs.

Backlog

	The Company's estimated backlog as of September 30, 1995 and September 30, 1994 is as follows:


                             Sept. 30,1995      Sept. 30,1994
Outstanding Contract.......$ 9,596,273         $15,250,373
General Commitments....... $14,784,770         $ 3,731,820

	Total                     $24,381,043         $18,982,193

	Under outstanding contracts, the Company commits to provide specific services, frequently over an extended period of time, with continued performance of those services contingent upon the customer's year-to-year decision to fund the contract. General commitments consist of contract options and sole source business that management believes likely to be exercised or awarded in connection with existing contracts. Contract options are the Company's contractual agreement to perform specifically defined services only in the event the customer thereafter requests the Company to do so. Sole source business refers to contract work which the Company reasonable expects to be awarded based on its unique expertise in a specific area or because it has previously done all such work in that area for the customer or prime contractor who will award the contract. The Company estimates that 33% of backlog as of September 30, 1995 will be completed during fiscal year 1996. Estimated backlog includes contract options through September 30, 2000, including general commitments.

Competition

	The Company principally obtains contracts and subcontracts through competitive procurements offered by the US Government or commercial enterprises awarded on a competitive basis. ISI competes with numerous companies having similar capabilities, some of which are larger and have considerably greater financial resources. In addition, many smaller companies have specialized capabilities in similar areas.

	Because of its size, ISI often joins with a larger company in pursuing major procurements. It is not unusual for ISI to compete with a company for a contract while simultaneously joining with the same company in pursuit of another contract. The Company has entered into such joint bidding relations with Martin Marietta, Space Systems/Loral Corporation; Computer Sciences Corporation, and AlliedSignal Aerospace/Bendix Field Engineering Corporation.

	It is not possible to predict how ISI's competitive position may be affected by changing economic or competitive conditions, customer requirements or technological developments. The principal competitive factors for the Company's business are reputation and relationship with customers and competitors, quality of services and products, pricing, responsiveness, and a demonstrable record of delivering work on time and within budget.

Software Products and Development

	In the second quarter of 1991, ISI undertook several internal software development efforts, which have resulted in products which the Company is offering commercially. The DOMSAT Receive Station (DRS) product is a hardware/software system that allows users to gather environmental telemetry data via a commercial communications satellite. In fiscal year 1995, Integral Systems recognized approximately $230,000 in revenue on the DRS product.

The EPOCH 2000 product is a hardware/software system that allows users to command and control satellites. The product was formally announced in the second quarter of 1992. As of October 31, 1992, Integral Systems sold its first EPOCH 2000 to the Chinese Government, under a subcontract with a US corporation, resulting in a $2.4 million dollar award. The Company delivered it's first EPOCH 2000 software license to the Chinese Government in July, 1994. At that time the Company first recorded EPOCH license revenue and began to amortize associated software development costs. In fiscal year 1995, Integral Systems was awarded another major subcontract for an EPOCH 2000 system in the amount of $3.7 million dollars. This new subcontract is for delivery of the company's products to the National Space Program Office in Taiwan.

EPOCH related revenue (license fees and associated services) amounted to $3.5 million in fiscal year 1995.

The Company has also developed other software intensive products. OASYS, a spacecraft orbit determination product, can be sold as a stand-alone package or as a subsystem under the EPOCH
2000 product. OASYS related revenue for fiscal year 1995 was $400,000.

The Company continues to develop new versions of EPOCH and OASYS and plans to capitalize development costs as appropriate in fiscal year 1996.

Environment

	No material effects on the Company's expenditures, earnings, or competitive position are anticipated as a result of compliance with federal, state, and local provisions which have been enacted or adopted regulating the discharge of material into the environment, or otherwise related to the protection of the environment.


Financing

	On July 28, 1988, ISI sold 110,000 of its common shares (par value $.01) in its initial public offering for $5.00 per share.

	ISI also has a line of credit agreement with NationsBank for $1,200,000. Borrowings under the line of credit bear interest at the bank's prime rate plus one-quarter (1/4) percentage point per
annum.  Any accrued interest is payable monthly.   At September
30, 1995 the Company had no amounts outstanding under the line of credit.

Financial Information in Industry Segments

	ISI operates as one operating segment and, therefore, does not report financial information in industry segments.


Item 2.	 Properties

	As of March, 1994, ISI renegotiated its lease which obligated the Company for an additional five years, for an aggregate of 25,600 square feet of office space at its principal location at 5000 Philadelphia Way, Suite A, Lanham, Maryland 20706-4417. The annual lease cost, including operating expenses, for the facility, is approximately $249,076.


Item 3.	Legal Proceeding

	The Company is not engaged in any material legal proceedings that could have an adverse effect on its business, nor is it aware of any pending or threatened material litigation against it.

Item 4.	Submission of Matters to a Vote of Security Holders

	On July 20, 1995, Integral Systems held their annual shareholders meeting. A Board of Directors was elected, including the re-election of Steven R. Chamberlain, Robert P. Sadler, and Bonnie K. Wachtel. New board members elected include Louis Brown, Thomas L. Gough, Dominic A. Laiti, and R. Doss McComas.

PART II


Item 5.	Market for Registrant's Common Equity and Related
Stockholder's Matters

	Effective May, 1990, Integral Systems' over-the-counter stock began trading on NASDAQ. The Company's NASDAQ trading symbol is ISYS. The range of high and low transaction prices as reported by NASDAQ and the market makers for each quarterly period during the fiscal years ended September 30, 1995 and 1994, are shown below:

1995 Fiscal Year         High     Low
First Quarter            17 3/4   16 3/4
Second Quarter           23 1/2   17 1/2
Third Quarter            28       25 3/4
Fourth Quarter           31       26 1/2

1994 Fiscal Year         High     Low
First Quarter            16       15 3/4
Second Quarter           15 3/4   15 3/4
Third Quarter            16 1/4   15 3/4
Fourth Quarter           17 3/4   16 3/4

	As of September 30, 1995, there were approximately 423 holders of record of the Company's Common Stock.

	No cash dividends were paid during the past four fiscal years, and none are expected to be declared during the forthcoming 1996 fiscal year.

Item 6.	Management's Discussion And Analysis Of Financial
Condition And Results 	Of 	Operations


COMPARISON OF FISCAL YEAR 1995
TO FISCAL YEAR 1994

	The components of the Company's income statement as a percentage of revenue are depicted in the following table for fiscal years 1995 and 1994:

                                 % of                      % of
                1994            Revenue   1995             Revenue
                (000's ommitted)           (000's ommitted)
Revenue         $10,771          100.0     $8,905           100.0

Expenses
Cost of Revenue   9,171           85.1      7,583            85.1
General & Admin.  1,062            9.9      1,166            13.1
Other               (38)         (-0.3)       (31)            (.3)
Income Taxes        195            1.8         56              .6

Total Expenses  $10,390           96.5      8,774            98.5

Net Income         $381            3.5       $131             1.5


Revenue

	Revenue increased by approximately $1.9 million between the fiscal year ended September 30, 1995, and the fiscal year ended September 30, 1994, principally because of new contract awards related to the sale of the Company's EPOCH product along with associated integration services. Such new contracts also included approximately $1,100,000 of incremental equipment that was delivered in the current period.

	During the current period, the Company derived approximately 42% of its revenues from the sale of its commercial products and related services as opposed to 24% of such revenue during the prior fiscal year. The increase correlates to the Company's conscious effort to reduce its reliance on the Federal Government, and to utilize its recently developed software products to gain access to organizations in order to sell both its products and associated integration and support services.

	Although the Company believes that its full cadre of software products is important for its future growth and prosperity, to date the Company's largest product investment relates to the development of its EPOCH software, an off-the-shelf product for satellite command and control. Specifically, the Company has incurred and capitalized approximately $1,360,000 of costs
(inception to date) relating to this product. During July, 1994, the Company delivered its first EPOCH licenses to customers previously booked. Consequently the Company commenced amortization of the capitalized costs under this program during the fourth quarter of fiscal 1994.

	During fiscal year 1995, the Company recorded approximately $3.5 million of revenue (inclusive of approximately $1,140,000 of delivered equipment) for services associated with its EPOCH product compared to $1,100,000 of revenue during fiscal year 1994. Fiscal year 1995 EPOCH revenues included approximately $345,000 of license fees, while $150,000 of license fee revenues were recorded during fiscal year 1994.

	The principal balance of the Company's commercial revenues pertain to other proprietary products as follows: OASYS (Orbital Analysis System); DRS (DOMSAT Receive Station); and a collection of software pertaining to database and information system applications. During fiscal year 1995, the Company recorded approximately $750,000 of revenue related to the sale of products and services under these programs compared to approximately $900,000 last fiscal year.

	The Company's subsidiary, Integral Marketing, Inc., (IMI) accounted for an additional $270,000 of commercial revenue during the current period. IMI contributed approximately $150,000 of revenue to the Company's consolidated revenue total last fiscal year.

Expenses

	Cost of revenue as a percentage of revenue for both fiscal year 1995 and fiscal year 1994 was 85.1%. The Company believes that these figures are typical and representative of the Company's current operating cost structure.

	G&A expense decreased approximately $100,000 between fiscal year 1995 and fiscal year 1994. The decreased expenses during the current period principally relate to the absence of start-up costs associated with InterSys, Inc. (InterSys), a wholly-owned subsidiary of the Company which is presently inactive.

	Income taxes as a percentage of revenue were higher in the current year due to the loss of surtax exemptions that benefited fiscal year 1994 results.

General

	Overall, net income as a percentage of revenue was 3.5% in fiscal year 1995 compared to 1.5% in fiscal year 1994. Essentially, fiscal year 1995 income to date resulted from increased revenues from new contracts, while early fiscal year 1994 losses have been eliminated because start-up costs associated with IMI and InterSys are no longer an issue. It should be noted that fiscal year 1995 results would have been approximately $110,000 greater on a pretax basis except for reserves taken by the Company to account for certain contract cost disallowances for the Company's fiscal years 1992 to 1994 inclusive proposed by the Defense Contract Audit Agency (DCAA) and reserves taken on revenue recorded by IMI.



Liquidity and Capital Resources

	With the exception of the Company's second quarter of fiscal year 1994, the Company has been profitable since inception and has been able to generate adequate cash flow from operations to fund its operating and capital expenses. To supplement operating cash flows, the Company has access to a line of credit facility in the amount of $1.2 million which is currently unused. (See Note 5 of the Notes to Financial Statements).

	During fiscal year 1995, the Company used approximately $315,000 for new software development and invested another $220,000 to acquire new equipment. These capital additions were offset by the sale of approximately $400,000 of marketable securities, providing for a net $130,000 of cash used for investing activities in fiscal year 1995.

	Although operating activities consumed significant sums of cash during the first half of fiscal year 1995 due to the financing required to fund the Company's new contracts described above, third and fourth quarter collections under these same contracts put the Company in a position of generating cash flow from operations on a year to date basis. Specifically, $390,000 was generated from operations in fiscal year 1995.

	In July, 1988 the Company raised approximately $400,000 (net) through the sale of 110,000 common shares in its initial public offering.

	As a result of its current cash reserves, its unused line of credit, its current profitability and its projected profitability for fiscal year 1996, the Company believes it will have adequate cash resources to meet its obligations for the foreseeable future.

	In terms of capital purchases, historically the Company has funded such items through operating cash flow or capital lease.
The Company currently has no plans for major capital purchases in the ensuing twelve month period, although the Company plans to continue to invest (albeit at lower levels) in the continued development of its software products, especially EPOCH and OASYS.

Item 7.	Financial Statements and Supplementary Data

	The information required by this item is set forth under item 13(a), which information is incorporated herein by reference.


Item 8.	Disagreements on Accounting and Financial Disclosure

	Not Applicable.

PART III

Item 9.	Directors and Executive Officers, Promoters and Control
Persons, Compliance With Section 16(a) of the Exchange Act.

	Name                            	Position with the Company

	Steven R. Chamberlain	     Chairman of the Board
                          		and Chief Executive Officer
	Thomas L. Gough	           President, Chief Operating Officer
                            and Director
	Robert P. Sadler	          Vice President, Quality Control,
                            Secretary; Treasurer; and Director
	Steven K. Kowal           	Vice President, Engineering
                            Manufacturing
	Steven A. Carchedi        	Vice President of Commercial Systems
	Donald F. Mack, Jr.       	Vice President of Engineering
	Kimberly A. Chamberlain   	Vice President, Chief Financial Officer
	William I. Tittley        	Vice President, Asia Pacific Operations
	Bonnie K. Wachtel         	Outside Director
	Louis M. Brown, Jr.       	Outside Director
	Dominic A. Laiti          	Outside Director
	R. Doss McComas           	Outside Director

	Directors serve until the next annual meeting of stockholders or until successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

	Steven R. Chamberlain, 40, a Company founder, has been Chairman of the Board since June, 1992, President since May 1988 and a Director since 1982. He served as Vice President from 1982 until he became President. From 1978 to 1982, Mr. Chamberlain was employed by OAO Corporation where he progressed from Systems Analyst to Manager of the Offutt Air Force Base field support
office.   Mr. Chamberlain holds a B.S. degree in Physics from
Memphis State University and has done graduate work in Physics and Mathematics at Memphis State and the University of Maryland.

	Thomas L. Gough, 47, became a member of ISI's staff in January, 1984. In June, 1992, he was appointed President of Integral Systems, Inc., in July of 1989 he was named Vice President of Finance. Prior to joining ISI he was employed by Business and Technology Systems, Inc., serving initially as a Project leader and later as the Software Systems Division Manager. From 1972 to 1977 he was employed by Computer Sciences Corporation where he progressed from programmer/analyst to section manager. Mr. Gough earned a B.S. degree from the University of Maryland where he majored in Information Systems Management in the School of Business and Public Administration.

	Robert P. Sadler, 45, a Company founder, has been a Director, Secretary, and Treasurer since 1982. In May 1988, he was appointed Vice President of Administration, in June, 1992, he was appointed Vice President, Quality Control. From 1976 to 1982, Mr. Sadler was employed at OAO Corporation where he progressed from Computer Analyst to Project Manager. Mr. Sadler obtained a B.S.
in Mathematics and a B.S. in Computer Sciences from Pennsylvania State University and a M.S. in Management of Information Systems Technology from George Washington University.

	Steve K. Kowal, 42, a Company founder, has been with ISI since 1982. In May 1988 he was appointed Vice President of Engineering Manufacturing. From 1979 to 1982, Mr. Kowal was employed by OAO Corporation where he was a manager of hardware development on several of OAO's major systems. Mr. Kowal holds a B.S. degree in Electrical Engineering from the University of Delaware.

	Steven A. Carchedi, 44, joined the Company in 1991 and is Vice President of Commercial Systems. Before joining Integral Systems as a full-time employee in 1991, Mr. Carchedi worked with the company for two years as an independent business development consultant. Previously, he worked for Computational Engineering, Inc., where he held positions as a Mathematician, Program Manager, Corporate Director, and Vice President of Business Development. Mr. Carchedi holds a B.S. Degree in Mathematics from Wake Forest University and a M.A. Degree in Mathematics from the University of Maryland.

	Donald F. Mack, Jr., 42, joined the company in 1986. In July of 1989, he was appointed Vice President of Engineering. From
1979 to 1986, Mr. Mack was employed by General Electric
Corporation's Space Systems Division where he progressed from design engineer to a Senior Project Supervisor for systems development. Mr. Mack holds a B.S. degree in Electrical
Engineering from Northeastern University and a M.S. degree in Electrical Engineering from Johns Hopkins University.

	Kimberly A. Chamberlain, 39, was appointed Vice President and Chief Financial Officer in April, 1995 and has been with the company since 1983. Ms. Chamberlain graduated from the University of Maryland, with a B.S. degree in Business Management in 1985. Before coming to Integral Systems, Ms. Chamberlain worked at OAO Corporation.

	William I. Tittley, 52, joined the company in 1992, performing as Project Manager on the first EPOCH 2000 sale to the Chinese Government. In March, 1995, Mr. Tittley was made Vice President, Asia Pacific, to oversee the Company's operations in the Asian region. Formerly, Mr. Tittley was with the OAO Corporation (from 1977 through 1992), where he performed duties as Director, Space System Programs, in charge of the technical and financial direction of aerospace systems programs. Mr. Tittley holds a B.S. in Aerospace Vehicle Design from the State University of New York, and a M.S. in Engineering from the California Coast University.

	Bonnie K. Wachtel, 40, has served as a Director since May 1988. Since 1984 she has been Vice President, General Counsel and a Director of Wachtel & Co., Inc., an investment banking firm in Washington, D.C. Ms. Wachtel serves as a Director of several corporations including SSE Telecom, Inc. and VSE Corporation. She holds a B.A. and M.B.A. from the University of Chicago and a J.D. from the University of Virginia, and is a Certified Financial Analyst.

	Louis M. Brown, Jr., 51, was elected in July, 1995 as one of four Integral Systems outside directors. Mr. Brown was the founding Chairman of Autometric, Inc. and has served on the Board of Directors since the entity was acquired from Raytheon
Corporation (Autometric Division of Raytheon) and incorporated in 1977. Mr. Brown assumed the position of President/CEO of Autometric, in April, 1990. From 1970 to 1990, Mr. Brown was the founding president/CEO of IDEAS, Inc., Columbia, MD, and currently serves as a Director and Chairman of the Board of IDEAS. He obtained a B.S.E.E. from the Johns Hopkins University and has done course work in Operations Research at West Virginia University and in Business Administration at George Washington University.

	Dominic A. Laiti, 63, was elected director of the Company in July, 1995. Mr. Laiti is presently employed as an independent consultant and was President and Director of Globalink, Inc. from January 1990 to December 1994. He has over twenty-five (25) years of experience in starting, building, and managing high-technology private and public companies with annual revenues from two million to over 120 million dollars. Mr. Laiti was President of Hadron, Inc. from 1979 to 1989, Vice President of Xonics Inc. from 1972 to 1979 and Vice President of KMS Industries from 1968 to 1972. He is a former Director of United Press International, Saturn
Chemicals Company, Hadron, Inc., Telecommunications Industries, Inc., MAXXAM Technology, Inc., and Jupiter Technology, Inc.

R. Doss McComas, 41, joined the Board in July, 1995.  Since
1982 he has had various positions with COMSAT RSI, a business unit of COMSAT supplying products and services to the wireless, satellite, air traffic control and other specialized markets worldwide. These positions included General Counsel, Vice President of Acquisitions, Strategic Planning and International Marketing, as well as Group Vice President, responsible for the company's international operations. Currently he is Chairman and Chief Executive Officer of Plexsys International, a COMSAT RSI equity investment, and Vice President, Business Development, for COMSAT RSI. He holds a B.A. degree from Virginia Polytechnic Institute, an M.B.A. from Mt. Saint Mary's, and a J.D. from Gonzaga University.

Item 10.	Executive Compensation

a.  Summary Compensation Table

	The following table sets forth compensation received by the Company's highest paid executive officers who earned over $100,000 during the fiscal year ended September 30, 1995:

                     SUMMARY COMPENSATION TABLE
                                               Long-Term Compensation
                 Annual Compensation           Awards            Payouts

                                      Other
Name                                  Annual Restricted             All other
and                                   Compen- Stock           LTIP   Compen-
Principal                             sation Award(s) Options Payouts sation
Position       Year   Salary($) Bonus($) ($)   ($)    SARs(#)   ($)  ($) (1)
CEO
S. R.
Chamberlain    1995   $112,278 $14,000                  7,500        $12,351
               1994   $107,266 $13,975                               $11,208
               1993   $103,147 $15,026                               $10,060

PRESIDENT
Thomas L.
Gough          1995   $99,507  $11,000                               $10,946
               1994   $94,765  $10,980                                $9,650
               1993   $91,125  $12,000                                $8,874

VP,Commercial
Systems
Steven A.
Carchedi      1995   $95,784   $12,000                  2,000        $10,536
              1994   $92,997   $9,479                                 $9,490
              1993   $88,090   $10,016                  6,500         $8,787

VP,
Engineering
Donald F.
Mack, Jr.     1995   $95,784   $9,500                   2,000        $10,536
              1994   $92,977   $9,479                                 $9,900
              1993   $89,419   $8,500                                 $8,761

VP, Asia Pacific
Operations
William I.
Tittley       1995   $96,907   $7,000                   5,000        $10,660
              1994   $94,120   $6,018                                $10,353
              1993   $90,501   $5,526                     200         $9,955

Note (1) Profit Sharing/Money Purchase Plan


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                             	Individual Grants
                              Percent of Total
		                  Number of	  Options/SARs
		                  Options/		   Granted to
		                  SARs			      Employees in  	Exercise/Base   	Expiration
	Name	              Granted		    Fiscal Year	     Price ($)        	Date

CEO
S.R. Chamberlain    7,500	      36%	              $17.75          10/1999

PRESIDENT
Thomas L. Gough        	0

VP,
COMMERCIAL SYSTEMS
Steven A. Carchedi	  2,000      9%	       	       $17.75          	10/1999

VP, ENGINEERING
Donald F. Mack		     2,000      9%       		       $17.75	          10/1999

VP, ENGINEERING
MANUFACTURING
Steven K. Kowal	       0

VP, ASIA PACIFIC
OPERATIONS
William I. Tittley   5,000     24%		              $17.75	          10/1999



	b.  Compensation Pursuant to Plans

	ISI's Board of Directors awards annual bonuses to officers and employees on a discretionary basis. Currently no formal plan exists for determining bonus amounts.

	Effective October 1, 1987, the Company established a 401K pension and profit sharing plan under Section 401 of the Internal Revenue Code. Under the plan the Company contributes annually an amount equal to 5% of an eligible employee's salary, and may make additional contributions of up to 7.5% of an eligible employee's salary. The employee may contribute up to an additional 10% as salary deferral. In fiscal years 1994 and 1995, the Company contributed a total of 11% of eligible employees salaries to both plans.


	c.  Stock Option Plan

	Effective May 25, 1988, ISI established a stock option plan to create additional incentives for the Company's employees, consultants and directors to promote the financial success of the Company. ISI's Board of Directors has sole authority to select full-time employees, directors, or consultants to receive awards of options for the purchase of stock under this plan. The maximum number of shares of ISI Common Stock which may be issued pursuant to the stock plan was increased from 50,000 to 200,000 during fiscal year 1994.


	A total of 21,100 options were issued and 5,726 options were exercised during fiscal year 1995, making it a total of 46,174 options issued and outstanding as of September, 1995.

Compensation of Directors

	Presently outside directors who are not employees of the Company receive $5,000 per year for their services.

	e.  Termination of Employment and Change of Control
Termination

	The Company has no compensatory plan nor arrangement with respect to any individual named in the Cash Compensation Table (Item 11(a)) which results or will result from the resignation, retirement or any other termination of such individual's employment with the Company or its subsidiaries or from a change in control of the Company or a change in the individual's responsibilities following a change in control.


Item 11.	Security Ownership of Certain Beneficial Owners and
Management

a.  Security Ownership of Certain Beneficial Owners (as of
9/30/95)

	None



Name of Owner	Shares	Percentage of Total Shares
Owned

	b.  Security Ownership of Management (as of 9/30/95)


Name of Owner	                  Shares	     Percentage of Total Shares Owned


Steven R. Chamberlain	          73,040	                   7.6%
Thomas L. Gough	                27,850	                   2.9%
Robert P. Sadler	               51,840	                   5.3%
Kimberly A. Chamberlain	         8,480                    	.9%
Donald F. Mack, Jr.	             8,600                    	.9%
William I. Tittley	              5,200                    	.5%
Steven K. Kowal	                39,346                   	4.1%
Steven A. Carchedi             	16,500                   	1.7%
Bonnie K. Wachtel               	4,500	                    .5%


Item 12.	Certain Relationships and Related Transactions

	Bonnie K. Wachtel is Vice President, General Counsel and
Director of Wachtel & Co., Inc., one of the Underwriters of ISI's initial public offering.


Item 13.	 Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a) (1) Financial Statements

Independent Auditors' Report - page 1
Balance Sheets as of September 30, 1995 - page 2
Statements of Operations for the Years Ended September 30, 1995, and 1994 - page 3
Statement of Stockholders' Equity for Years Ended September 30,
1995 and 1994 - page 4
Statements of Cash Flows for the Years Ended September 30, 1995
and 1994 - page 5
Notes to Financial Statements - pages 6 - 13

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.



(b) Reports on Form 8-K

	There were no Form 8-Ks filed during fiscal year 1995.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     INTEGRAL SYSTEMS, INC.



                             BY:
                             Steven R. Chamberlain
                             Chairman of the Board and
                             Chief Executive Officer

                             DATE:


                             BY:
                             Kimberly A. Chamberlain
                             Vice President,
                             Chief Financial Officer

                             DATE:

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                   Titles                          Date

                        Chairman of the Board, Director    12/27/95
Steven R. Chamberlain   Chief Executive Officer

                        President, Chief Operating         12/27/95
Thomas L. Gough         Director

                        Vice President of Quality Control, 12/27/95
Robert P. Sadler        Secretary & Treasurer, Director

                        Director                           12/27/95
Bonnie K. Wachtel

                        Director                           12/27/95
Dominic A. Laiti

                        Director                           12/27/95
R. Doss McComas

                        Director                           12/27/95
Louis M. Brown, Jr.

                   INTEGRAL SYSTEMS, INC., AND SUBSIDIARIES


                      CONSOLIDATED FINANCIAL STATEMENTS
               For the Years Ended September 30, 1995 and 1994

                                    AND

                        INDEPENDENT AUDITORS' REPORT

TABLE OF CONTENTS



DESCRIPTION	PAGES

Independent Auditors' Report--1

Consolidated Balance Sheets as of September 30, 1995--2

Consolidated Statements of Operations for the Years
	Ended September 30, 1995 and 1994--3

Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1995 and 1994--4

Consolidated Statements of Cash Flows for the Years
	Ended September 30, 1995 and 1994--5

Notes to Financial Statements--6-13

                  	INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders
Integral Systems, Inc.

	We have audited the accompanying consolidated balance sheet of Integral Systems, Inc. and its subsidiaries as of September 30, 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integral Systems, Inc. and its subsidiaries as of September 30, 1995, and the consolidated results of their operations and their consolidated cash flows for the years ended September 30, 1995 and 1994 in conformity with generally accepted accounting principles.



November 27, 1995
Bethesda, Maryland

                      INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                              September 30, 1995
                                 _____________

                                    ASSETS

Current Assets
	Cash and cash equivalents	                      	$2,125,553
	Accounts receivable 	                            	3,483,777
	Prepaid expenses		                                   71,537
	Deferred income taxes	                              	60,719

		Total current assets                           		5,741,586

Property and equipment, at cost,
 net of accumulated
	depreciation and amortization of $426,248         		288,624

Other assets
	Deposits			                                             150
	Software development costs,
 net of accumulated	amortization of $954,302	      1,373,219

		Total assets	                                  	$7,403,579


                    	LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
	Accounts payable - trade	                       	$ 351,995
	Accrued expenses		                                 875,248
	Billings in excess of
	revenue for contracts in progress                		561,202
	Income tax payable	                               	108,481

		Total current liabilities	                     	1,896,926

Commitments and contingencies

Common stock, $.01 par value, 2,000,000
 shares authorized, 943,746 stock
 issued and outstanding             	                	9,437
Additional paid-in capital		                        696,437
Retained earnings		                              	4,800,779

		Total stockholders' equity		                    5,506,653

		Total liabilities and
		stockholders' equity	                         	$7,403,579


                 INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Years Ended September 30, 1995 and 1994

                                 					1995               1994
Contract revenues		                   $10,770,661        $8,905,233

Contract costs
	Direct labor	                          3,689,396        	3,545,593
	Direct equipment and subcontracts	     2,230,002	        1,100,877
	Travel and other direct costs	          	752,444	          573,102
	Overhead costs		                       2,499,408        	2,363,580

		Total contract costs		                9,171,250        	7,583,152

Gross margin	                           1,599,411	        1,322,081

General and administrative expenses     1,061,779	        1,165,747

Income from operations		                  537,632	          156,334

Other income (expense)
	Interest income		                         76,222	           54,420
	Interest expense	                        	(2,529)	             (68)
	Other expense                          		(35,139)         	(23,550)

		Total other income	                      38,554	           30,802

Income before income taxes		              576,186	          187,136

Provision for taxes on income 	          	195,483	           56,148

Net income                           	$   380,703          $130,988


Weighted average number
 of common shares	              	         942,155	          932,357

Earnings per share

	Net Income 		                       $        .40	      $       .14

                 INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           For the Years Ended September 30, 1995 and 1994

	                              	Common
		                          Stock atAdditional
	                  Number of  Par	  Paid-in	   Retained
	                   Shares    Value  Capital 	  Earnings	    Total
Balance,
 September 30, 1993 927,970 	$9,280	$552,005	$4,289,088	 $4,850,373

Stock options
 exercised	           10,050	      100	   83,536	          -	      83,636

Warrants exercised         -         -         -           -           -

Net Income 	               -	        -         -     130,988      130,988

Balance,
 September 30, 1994	 938,020	   $9,380	$ 635,541	$ 4,420,076   $5,064,997

Stock options
  exercised	           5,726	       57	   60,896          	-	      60,953

Warrants exercised         -         -         -           -           -

Net income 	               -	        -	        -	    380,703     	380,703

Balance,
 September 30, 1995	 943,746	    $9,437	$ 696,437	$ 4,800,779	 $5,506,653

                         INTEGRAL SYSTEMS, INC.
               CONSOLIDATED STATESMENTS OF CASH FLOWS
          For the Years Ended September 30, 1995 and 1994



                                          				       	1995       1994
Cash flows from operating activities:

	Net income		                                    $  380,703  $  130,988

	Adjustments to reconcile net income to
	  net cash provided by operating activities:
		Depreciation and amortization		                  677,207	     438,641
		Change in deferred taxes	                        	20,805	      (8,600)
		(Increase) decrease in:
			Accounts receivable	                        	(1,090,207)	   (212,935)
			Interest receivable	                            	10,333	       3,575
			Prepaid expenses and deposits	                 	(46,815)        	163
			Income tax receivable	                           	6,361     	(60,361)
		(Decrease) increase in:
			Accounts payable - trade		                      145,031	      58,593
			Accrued expenses	                             	(157,414)	    213,405
			Billings in excess of revenue for
			  contracts in progress		                       337,288	    (339,163)
			Income tax payable	                            	108,481		          -

			Total adjustments		                              11,070	      93,318

	Net cash provided by operating activities		       391,773	     224,306

Cash flows from investing activities:

	Acquisition of property and equipment		         (217,642)	    (153,165)
	Software development costs		                    (315,470)	    (695,817)
	Sale of marketable securities		                  403,100	      380,678

	Net cash used in investing activities		         (130,012)	    (468,304)

Cash flows from financing activities:
	Proceeds from issuance of common stock		          60,953	       83,636

Net increase (decrease) in cash		                 322,714	     (160,362)

Cash and cash equivalents, beginning of year		  1,802,839	    1,963,201

Cash and cash equivalents, end of year		      $ 2,125,553	  $ 1,802,839
</TABLE

                INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the Years Ended September 30, 1995 and 1994

1.	Summary of Significant Accounting Policies

	Integral Systems, Inc. (the Company) provides commercial software products as well as custom system development and systems integration services for a variety of domestic and international clients in the public and private sectors.
During the fiscal year ended September 30, 1994, the Company formed two wholly owned subsidiaries. Integral Marketing, Inc. (IMI), specializes in the sales and marketing of electronic test instrumentation for the telemetry, data acquisition and test communities. InterSys, Inc. (InterSys) provides consulting services in the area of satellite design and procurement, but is presently inactive.

	Accounting policies which affect significant aspects of the Company's consolidated financial position and results of operations are summarized below. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

	Principles of Consolidation

	The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries, IMI and InterSys. All significant intercompany transactions have been eliminated in consolidation.

	Revenue Recognition

	Revenue under cost-plus-fixed fee contracts is recorded on
the basis of direct costs plus indirect costs incurred and an allocable portion of the fixed fee.  Revenue from fixed-price contracts is recognized on the percentage-of-completion
method, measured by the cost-to-cost method for each
contract.  	Revenue from time and materials contracts is
recognized based on fixed hourly rates for direct labor
expended.  The fixed rate includes direct labor, indirect
expenses and profits.  Material or other specified direct
costs are recorded at actual cost.

	Contract costs include all direct material and labor costs and those indirect costs related to contract performance.
General and administrative costs are charged to expense as incurred. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The Company's contracts vary in length from one to four years.

             INTEGRAL SYSTEMS, INC. AND SUBSIDIAIRES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the Years Ended September 30, 1995 and 1994

1.	Summary of Significant Accounting Policies (continued)

	The fees under certain government contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue at the time the amounts can be reasonably determined.

	Unbilled accounts receivable represents revenue recognized in excess of amounts billed. The liability, billings in excess of revenue for contracts in progress, represents billings in excess of revenue recognized.

	Depreciation and Amortization

	Property and equipment are stated at cost. The Company follows the policy of providing depreciation and amortization by charges, on the straight-line method, to operating expenses at rates based on estimated useful lives as follows:

			Classification        	Estimated Useful Lives

			Electronic equipment			      3 Years
			Furniture and fixtures			    5 Years
			Leasehold improvements			    Life of lease
			Software			                  3 Years

	Maintenance and repair costs are charged to expense as incurred. Replacements and betterments are capitalized. At the time properties are retired or otherwise disposed of, the property and related accumulated depreciation or amortization accounts are relieved of the applicable amounts and any gain or loss is credited or charged to income.

	Software Development Costs

	The Company has capitalized costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards No. 86, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis and has been recognized for those products available for market based on the products' estimated economic lives.

           INTEGRAL SYSTEMS, INC. AND SUBSIDIAIRES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the Years Ended September 30, 1995 and 1994

1.	Summary of Significant Accounting Policies (continued)

	Earnings Per Share

	Earnings per share computations are based on the weighted average number of common shares outstanding during each year and have been adjusted where appropriate for stock splits. The exercise of outstanding stock options would not result in a material dilution of earnings per share.

	Cash Concentrations and Cash Equivalents

	The Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash accounts are maintained primarily with one federally insured financial institution. Balances usually exceed insured limits. Included in the cash balance is $96,329 held in a foreign bank account.

2.	Accounts Receivable and Revenue

	Accounts receivable at September 30, 1995 consists of the following:

		Billed
		Government - prime contracts		$  177,807
		Government - subcontractors		    601,077
		Commercial customers		           874,893
			Subtotal		                    1,653,777

		Unbilled
		Government - prime contracts		   826,129
		Government - subcontractors	     	57,008
		Commercial customers		           946,863
			Subtotal		                    1,830,000

			Total	                    	 $ 3,483,777

	Unbilled accounts receivable include amounts arising from the use of the percentage-of-completion or other methods of recognizing revenue that differ from contractual billing terms. Substantially all unbilled receivables are expected to be collected in one year.

             INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the Years Ended September 30, 1995 and 1994


2.  Accounts Receivable and Revenue (continued)

	During the years ended September 30, 1995 and 1994, approximately 58% and 76%, respectively, of the Company's revenue was from prime contracts and subcontracts with departments and agencies of the U. S. Government. The remaining revenue consists of commercial contracts and sales of commercial products. For each of the years ended
September 30, 1995 and 1994, commercial revenue included one customer which provided revenue in excess of 10% of total revenue.

3.	Property and Equipment

	Property and equipment as of September 30, 1995 are as follows:



	Electronic equipment	            	$ 624,706
	Furniture and fixtures	             	41,716
	Leasehold improvements	             	11,364
	Software	                           	37,086

		Total property and equipment	     	714,872

	Less: accumulated depreciation
		and amortization	              	(  426,248)

	                               			$ 288,624

4.	Software Development

	Software development costs consist of the following at September 30, 1995 are as follows:


		Costs incurred		               $2,327,519
		Accumulated amortization	 	      (954,302)

                             				$1,373,217

	The total amortization expense for the year ended September
30, 1995 is $508,556.

           INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the Years Ended September 30, 1995 and 1994

5.	Line of Credit

	The Company has a line of credit agreement with a bank at September 30, 1995 for $1,200,000. Borrowings under the line of credit bear interest at the bank's base lending rate plus one-quarter of one percentage point per annum. Any accrued interest is payable monthly. The line of credit is secured by the Company's billed accounts receivable. The line of credit also has certain financial covenants including minimum net worth and liquidity ratios. At September 30, 1995, the Company had no outstanding balance under the line of credit

6.	Accrued expenses

	Accrued expenses at September 30, 1995 consist of the following:


		Accrued payroll		            $  346,037
		Accrued vacation	              	216,291
		Payroll taxes	                 	152,196
		Retirement plan payable	       	149,254
		Other	                          	11,470

                           				$  875,248

7.	Commitments and Contingencies

	Leases

	The Company is leasing office space for a five year period that commenced March 15, 1994. Future minimum lease payments as of March 14, 1999 are as follows:

		Years ending September 30, 1996		$ 213,120
                         				1997  		219,520
                         				1998		  226,048
		                         		1999  		105,131

                             						$ 763,819

	Lease payments do not include operating expenses which are adjusted annually or utilities. Rental expense was $248,944 and $237,515 for the years ended September 30, 1995, and 1994, respectively.

             INTEGRAL SYSTEMS, INC. AND SUBSIDIAIRES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the Years Ended September 30, 1995 and 1994

	Government Contracts

	A significant portion of the revenues of the Company represent payments made by the U.S. Government and by contractors that have prime contracts with the U.S. Government. These revenues are subject to adjustment upon audit by the Defense Contract
Audit Agency (DCAA). Audits by the DCAA have been completed on the Company's contracts and subcontracts through the year ended September 30, 1994. Management is of the opinion that any disallowances by the Government auditors, other than amounts already provided, will not materially affect the Company's financial statements.

8.	Income Taxes

	For the years ended September 30, 1995 and 1994, the provision for income taxes consisted of the following:

                                     				      	1995         	1994
Current tax expense
 Federal           		                          $ 142,972	     $ 53,012
	State  	                                         31,706        11,736
                                               $ 174,678	     $ 64,748

	Deferred tax expense (benefit)		                 20,805	       (8,600)

	Total provision		                             $ 195,483	     $ 56,148

	At September 30, 1995, the deferred income tax asset results from accrued vacation and depreciation and amortization from product development. The sources and tax effect of temporary differences between financial statement and tax income, for the years ended September 30, 1995 and 1994, are summarized below:

                                      					1995	         1994
			Depreciation and amortization		         $23,634	  $      -
			Vacation accrual	                        (2,829)    (8,600)

		Deferred tax expense (benefit)		          $20,805	 $ (8,600)

		The effective income tax rates differ from the statutory United States income tax rate due principally to the following:

                  					                        1995	      1994

			Federal statutory rate		                    34.0%	     34.0%
			State tax, net of federal
			  income tax benefit		                       4.6      		4.6
			Tax exempt interest	                       	(0.8)		    (5.5)
			Tax deductible stock option compensation		  (4.1)       		-
			Benefit of lower tax brackets	                	-	     	(5.0)
			Other, primarily change in estimate	        	0.2		      1.9

			Effective rate		                            33.9%	     30.0%


9.		Profit Sharing and Employee Benefits Plans

		The Company has a profit sharing plan and 401(k) plan for the benefit of substantially all employees. Profit sharing contributions consist of discretionary amounts determined each year by the Board of Directors of the Company based upon net profits for the year and total compensation paid. The 401(k) feature allows employees to make elective deferrals not to exceed 10% of compensation. Effective
January 1, 1995, the separate profit sharing and 40l(k) plans were combined into one plan.

		The Company also has a money purchase plan. For the years ended September 30, 1995 and 1994, the money purchase plan obligated the Company to contribute 5% of eligible salaries under the plan

		For the years ended September 30, 1995 and 1994, contributions to the plans were $455,269, and $511,609, respectively.

10.	Stock Option Plan

		Effective May 25, 1989, as amended on January 1, 1994, the Company established a Stock Option Plan to create additional incentives for the Company's employees, consultants and directors to promote the financial success of the Company.
The Board of Directors has sole authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock under this plan. The maximum number of shares of common stock which may be issued pursuant to the stock option plan is 200,000. The price of the options is set at the stock's bid price on the date of the Board of Directors meeting at which the option is granted.

		Stock option transactions under the plan for the years ended
September 30, 1995 and 1994 are summarized as follows:
                                         		   		1995	        1994

		Options outstanding at beginning of year	     30,800	      39,700
		Granted	                                      21,100	       3,100
		Exercised                                    	(5,726)    	(10,050)
		Canceled	                                          -	      (1,950)

		Options outstanding at end of year	           46,174	      30,800

		Option price range	                           $17.75 to	  $15.00 to
				                                             $26.00	     $15.50

		Options exercisable at September 30	          15,714	      27,700

		Options available for grant at September 30	 135,200     	156,300


11.		Supplemental Cash Flow Information

		For the years ended September 30, 1995 and 1994, income taxes paid, net of refunds, were $81,012, and $125,080, respectively. For the years ended September 30, 1995 and 1994, interest expense incurred and paid was $2,529 and $68, respectively.