Form 10-Q
period 1995-12-31
INTEGRAL SYSTEMS INC /MD/
filed 1996-02-15
CIK 718130

[DOCUMENT-COUNT]     02
[SROS]     NASD
[PERIOD]     12/31/95
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC   20549
                                  FORM 10-Q

  X  	Quarterly report pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

	For the quarterly period ended December 31, 1995 or

_____	Transition report pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For the transition period from  		 to

Commission file number	0-18603


             				INTEGRAL SYSTEMS, INC.
(Exact name of registrant as specified in its chapter)

		Maryland                        						52-1267968
(State or other jurisdiction of	    	I.R.S. Employer
incorporation or organization)     		Identification No.)

	5000 Philadelphia Way, Suite A, Lanham, MD	20706
(Address of principal executive offices)		Zip Code)

Registrants telephone number, including area (301) 731-4233

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

	As of December 31, 1995 the aggregate market value of the Common Stock of the Registrant (based upon the average bid and ask prices of the Common Stock as reported by the market makers) held by non-affiliates of the Registrant was $19,325,513.

	Registrant has 946,846 shares of common stock outstanding as of December 31, 1995.

                         INTEGRAL SYSTEMS, INC.
                           TABLE OF CONTENTS


Part I   Financial Information:

	Page No.

Item 1.  Financial Statements

Consolidated Balance Sheets as of
 December 31, 1995, September 30, 1995                        	1

Consolidated Statements of Operations for the Three Months
   Ended December 31, 1995 and December 31, 1994               3

Consolidated Statement of Cash Flows for the
 Three Months Ended December 31, 1995 and December 31, 1994   	4

Consolidated Statement of Shareholders Equity for the
 Three Months Ended December 31, 1995                         	5

Notes to Financial Statements                                 	6

Item 2.  Managements Discussion and Analysis of Financial
		Condition and Results of Operation                          	7


Part II   Other Information:

Item 6.  Exhibits and Reports on Form 8-K                     	9

Item 1.    Financial Statements

[CAPTION]
                        INTEGRAL SYSTEMS, INC.
                      CONSOLIDATED BALANCE SHEETS
                 DECEMBER 31, 1995 & SEPTEMBER 30, 1995



ASSETS

                            		           	December 31,	      September 30,
                                          				1995           				1995
CURRENT ASSETS
	Cash					                                $1,450,703 	       $2,125,553
	Accounts Receivable	                      3,993,417        		3,483,777
	Prepaid Expenses			                          49,787           		71,537
	Deferred Income Taxes	                      	60,719           		60,719

TOTAL CURRENT ASSETS                   				5,554,626        		5,741,586

FIXED ASSETS

	Electronic Equipment                       	585,137          		624,708
	Furniture & Fixtures                       		34,243           		41,716
	Leasehold Improvements                      	11,364           		11,364
 	Software Purchases                         	27,592           		37,085
SUBTOTAL					                               	658,336          		714,873

	Less:  Accum. Deprec.		                     290,263 	         	426,249

TOTAL FIXED ASSETS                       				368,073          		288,624

OTHER ASSETS
  Software Development Costs              	1,347,743        		1,373,219
 	Deposits				                                  	150              		150
TOTAL OTHER ASSETS			                     	1,347,893        		1,373,369

TOTAL ASSETS			                         		$7,270,592        	$7,403,579

[CAPTION]
                          INTEGRAL SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEETS
                  DECEMBER 31, 1995 & SEPTEMBER 30, 1995


LIABILITIES & STOCKHOLDERS' EQUITY

		                                   			December 31,	      September 30,
                                      		 			1995             		1995

CURRENT LIABILITIES
	Accounts Payable		                      366,379 		        $  351,995
	Accrued Expenses		                      621,745          		  875,248
	Billings in Excess of Cost	             625,611 		           561,202
	Income Taxes Payable		                   39,000          		  108,481

TOTAL CURRENT LIABILITIES	             1,652,735        		  1,896,926

LONG TERM LIABILITIES						 		             -----               ------

STOCKHOLDERS' EQUITY
 	Common Stock, $.01 par value,
	2,000,000 shares authorized, and
	946,846 and 943,746 shares issued
 and outstanding at December 31, 1995
	and September 30, 1995, respectively		    9,468 		            9,437
	Addl Paid in Capital			                 745,681	            696,437
	Retained Earnings			                  4,862,708         		4,800,779

TOTAL STOCKHOLDERS' EQUITY	           	5,617,857 		        5,506,653

TOTAL LIABILITIES &
STOCKHOLDERS EQUITY                  $7,270,592 	         7,403,579

[CAPTION]
                          INTEGRAL SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                        		 			  Three Months Ended
                                             			   	December 31
                                    						1995	 	           	1994
Contract Revenue				                      $2,435,015	        $3,327,681

Cost of Revenue
	Direct Labor			                             855,165 		         871,803
	Overhead			                                 683,944         			610,346
	Travel & Other Direct Costs		               262,046          		186,112
	Equipment & Subcontractors		                276,617        		1,198,573
Total Cost of Revenue		                    2,077,772 		       2,866,834

Gross Profit                             				357,243 			        460,847

Operating Expenses
	General & Administrative	                   233,501 			        306,082
Total Operating Expenses			                  233,501          		306,082

Income From Operations	                    		123,742          		154,765

Other Income (Expense)
	Interest Income			                           20,454           		12,163
	Interest Expense			                               8 				            (1)
	Other Income (Expense)		                    (43,275)          		(4,781)
Total Other Income (Expense)		              	(22,813)           		7,381

Income Before Income Taxes			                100,929 		         162,146

Income Taxes                                		39,000 		          59,700

Net Income                               				$61,929         		$102,446

Weighted Average Number of Common
Shares Outstanding During Period		           944,913          		939,937

Earnings per share                         				$0.07            		$0.11

[CAPTION]
                           INTEGRAL SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

		                                       			For the Three Months Ended
                                              						December 31,
					                                      	1995		                1994

Cash Flows from Operating Actiivties:


Net Income					                             $61,929           $102,446

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	              166,949 		         166,823
	(Increase) decrease in:
	Accounts Receivable	                     	(509,640)	      	(1,378,474)
	Prepaid Expenses	                          	21,750           		(4,082)
	Deferred Income Taxes		                          0           		52,623
	(Decrease) increase in:
	Accounts Payable		                          14,384          		455,202
	Accrued Expenses                         	(253,503)        		(477,937)
	Billings in Excess of Cost                 	64,409          		(82,429)
	Income Taxes Payable                     		(69,481)	           	7,077
Total Adjustments		                       	(565,132)	      	(1,261,197)

Net Cash provided (used) by operations     (503,203)	       (1,158,751)

Cash Flow from investing activities:

	Acquisition of fixed assets	              (119,258)		         (54,018)
	Increase in software development          (101,664)	          (90,623)
	Sale of Marketable Securities	                   0 		         403,100

Net cash provided (used)
 in investing activities		                 (220,922)		         258,459

Cash flow from financing activities:

Proceeds from issuance of common stock	      49,275 		          40,462

Net cash provided by
 financing activities			                     49,275 		          40,462

Net increase (decrease) in cash	           (674,850)		        (859,830)

Cash - beginning of year		                2,125,553 		       1,802,840

Cash - end of period			                  $1,450,703          	$943,010

[CAPTION]

                       INTEGRAL SYSTEMS, INC
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED
                         DECEMBER 31, 1995

		                         Number				     Additional
		                           of	  	Common	 	Paid-in	  	Retained
                         		Shares	 	Stock 		Capital		  Earnings			   Total

Balance September 30, 1995	943,746 	$9,437 	$696,437 	$4,800,779 	$5,506,653

Exercise of Stock Options		  3,100 		   31 	  49,244 	     --		       49,275

Net income	                     	-		     -		       -		    61,929    		61,929

Balance December 31, 1995		946,846 		$9,468	$745,681 		$4,862,708 $5,617,857

                             INTEGRAL SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS


1.	Basis of Presentation

The interim financial statements include the accounts of Integral Systems, Inc. (ISI) and its two wholly-owned subsidiaries, Integral Marketing, Inc. (IMI) and InterSys, Inc. (INTSYS). In the opinion of management, the financial statements reflect all adjustments consisting only of normal recurring accruals necessary for a fair presentation of results for such periods. The financial statements, which are condensed and do not include all disclosures included in the annual financial statements, should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 1995. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.	Accounts Receivable

Accounts receivable at December 31, 1995 and September 30,
1995 consist of the following:

                         	Dec. 31,	         Sept. 30,
                         	1995 	            1995

              	Billed	   $1,783,948	        $1,653,777
            	Unbilled	    2,209,469 	        1,830,000

                       		$3,993,417	        $3,483,777

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

The Company has a line of credit agreement with a local bank for $1,200,000. Borrowing under the line of credit bears interest at the bank's lending rate plus one-quarter of one percentage point per annum. Any accrued interest is payable monthly. At December 31, 1995 and September 30, 1995 the Company had no outstanding balance under the line of credit.

               MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



COMPARISON OF THE QUARTER ENDED DECEMBER 31, 1995
TO THE QUARTER ENDED DECEMBER 31, 1994

	The components of the Company's income statement as a percentage of revenue are depicted in the following table for the quarters ended December 31, 1995 and December 31, 1994:
[CAPTION]

                                      % of                     % of
                           1995      Revenue     1994          Revenue
                    (000's ommitted)         (000's ommitted)

Revenue                    $2,435     100.0    $3,328          100.0

Expenses
  Cost of Revenue           2,078      85.3     2,867           86.1
  General & Admin.            233       9.6       306            9.2
  Other                        23       1.0        -7            -.2
  Income Taxes                 39       1.6        60            1.8

Total Expenses              2,373      97.5     3,226           96.9

Net Income                    $62       2.5      $131            3.1

	Revenue

	Revenue decreased by approximately $900,000 between the quarter ended December 31, 1995 and the quarter ended December 31, 1994. The decrease is attributable to the delivery of $900,000 less equipment during the current quarter than what was delivered in the first quarter last fiscal year.

	During the current period, the Company derived approximately 45% of its revenues from the sale of its commercial products and related services which is a comparable percentage to what the Company realized during the first quarter in the prior fiscal year. The percentage for both periods is significant, and correlates to the Companys conscious effort to reduce its reliance on the Federal Government, and to utilize its recently developed software products to gain access to organizations in order to sell both its products and associated integration and support services.

	Although the Company believes that its full cadre of software products is important for its future growth and prosperity, to date the Company's largest product investment relates to the development of its EPOCH software, an off-the-shelf product for satellite command and control. During the first quarter of fiscal year 1996, the Company recorded approximately $770,000 of revenue for services associated with its EPOCH product compared to $1,220,000 of revenue during the first quarter of fiscal year 1995. The decrease relates to the delivery of only $50,000 of equipment in the current period compared to $700,000 of equipment delivered in the first quarter last fiscal year. Fiscal year 1996 EPOCH revenues included approximately $135,000 of license fees, while no license fee revenues were recorded during the first quarter of fiscal year 1995.

	The principal balance of the Company's commercial revenues pertain to other proprietary products as follows: OASYS (Orbital Analysis System); DRS (DOMSAT Receive Station); and a collection of software pertaining to database and information system applications. During the first quarter of fiscal year 1996, the Company recorded approximately $90,000 of revenue related to the sale of products and services under these programs compared to approximately $235,000 of revenue recorded during the first quarter last fiscal year.

	The decrease principally relates to DRS shipments scheduled for delivery in the first quarter this fiscal year that have been delayed to the second quarter, and a deliberate recent phase down of the Companys database and information systems marketing and promotion efforts.

	The Companys subsidiary, Integral Marketing, Inc., (IMI) accounted for an additional $100,000 of commercial revenue during the current period. IMI contributed approximately $55,000 of revenue to the Companys consolidated revenue total last fiscal year during the first quarter.

	Expenses

	Cost of revenue as a percentage of revenue for the first quarter of fiscal year 1996 was 85.3% compared to 86.1% for the first quarter in fiscal year 1995. The Company believes that there are no material differences between the two percentages and that these figures are typical and representative of the Companys current operating cost structure.

	G&A expense decreased approximately $70,000 between the periods being compared, principally because the Company incurred less international marketing expenses during the first quarter this fiscal year compared to the first quarter last fiscal year. The Company believes that for fiscal year 1996, overall, that G&A expenses will be at least as great as the expenses incurred during fiscal year 1995.

	Other expenses were $23,000 during the current period compared to $7,000 of other income recorded during the first quarter last fiscal year. This reversal is principally due to expenses incurred by the Company that were previously classified as reimbursable overhead costs that are currently considered unallowable by the Defense Contract Audit Agency (DCAA) under cost reimbursable type contracts with the Federal Government.

	Income taxes as a percentage of revenue were comparable during the first quarters of fiscal years 1996 and 1995.

		General

	Overall, net income as a percentage of revenue was 2.5% in the first quarter of fiscal year 1996 compared to 3.1% in the first quarter of fiscal year 1995. Essentially fiscal year 1996 income to date was lower than income generated through the first quarter of fiscal year 1995 due to lower revenue totals and in particular lower equipment deliveries to both commercial and Government customers. Notwithstanding, the Company believes that based on contracts in hand and contracts to be imminently awarded, that both revenue and income totals for the entire fiscal year 1996 period will exceed amounts recorded for fiscal year 1995.



Liquidity and Capital Resources

	With the exception of the Companys second quarter of fiscal year 1994, the Company has been profitable since inception and has been able to generate adequate cash flow from operations to fund its operating and capital expenses. To supplement operating cash flows, the Company has access to a line of credit facility in the amount of $1.2 million which is currently unused. (See
Note 3 of the Notes to Financial Statements). During the first quarter of fiscal year 1996, the Company used approximately $500,000 from operating activities and used approximately
$220,000 for investing activities, including approximately
$100,000 for software development.

	Although operating activities consumed significant sums of cash during the first quarter of fiscal year 1996 due to the financing required to fund certain of the Companys fixed price milestone based contracts, the Company believes that collections under these same contracts later in the fiscal year will put the Company in a position of generating cash flow from operations on a year to date basis.

	In terms of software development, the Company has incurred and capitalized approximately $1,410,000 of costs (inception to date) relating to its EPOCH product. During July, 1994, the Company delivered its first EPOCH licenses to customers previously booked. Consequently the Company commenced amortization of the capitalized costs under this program during the fourth quarter of fiscal 1994.

	As of December 31, 1995, the Companys balance sheet included approximately $960,000 of unamortized software development costs related to the EPOCH product. Most of the Companys remaining software development costs pertain to the Companys OASYS product, which can be sold as a standalone product or in conjunction with EPOCH.


	In July, 1988 the Company raised approximately $400,000
(net) through the sale of 110,000 common shares in its initial public offering.

	As a result of its current cash reserves, its unused line of credit, its current profitability and its projected profitability for the balance of fiscal year 1996, the Company believes it will have adequate cash resources to meet its obligations for the foreseeable future.

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



                            								INTEGRAL SYSTEMS, INC.
                             								    (Registrant)






Date:  2/15/96                     			 	By:  Thomas L. Gough

                                								Thomas L. Gough
                                								President