Form 10-Q
period 1996-03-31
INTEGRAL SYSTEMS INC /MD/
filed 1996-05-15
CIK 718130

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC   20549
                                 FORM 10-Q

  X  	Quarterly report pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996 or

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


Registrant's telephone number, including area code(301) 731-4233

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


	As of March 31, 1996 the aggregate market value of the Common Stock of the Registrant (based upon the average bid and ask prices of the Common Stock as reported by the market makers) held by non-affiliates of the Registrant was $17,426,355.

	Registrant has 947,483 shares of common stock outstanding as of March 31, 1996.

                           INTEGRAL SYSTEMS, INC.
                             TABLE OF CONTENTS

Part I   Financial Information:

                                                              	Page No.

Item 1.  Financial Statements

Balance Sheets - March 31, 1996, September 30, 1995              	1

Statements of Operations Six Months and Three Months
   Ended March 31, 1996 and March 31, 1995                        3

Statement of Cash Flow Six Months Ended March 31, 1996
   and March 31, 1995                                            	4

Statement of Stockholders' Equity Six Months
   Ended March 31, 1996                                          	5

Notes to Financial Statements                                    	6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                              	7


Part II   Other Information:

Item 6.  Exhibits and Reports on Form 8-K                       	11

Item 1.  Financial Statements

                             INTEGRAL SYSTEMS, INC.
                                 BALANCE SHEETS
                      MARCH 31, 1996 & SEPTEMBER 30, 1995

ASSETS
                                     						March 31,           September 30,
                                           1996                1995

CURRENT
Cash                                    			$1,793,303           $2,125,553
Accounts Receivable                         3,580,868            3,483,777
Prepaid Expenses                               44,769               71,537
Deferred Income Taxes                          60,719               60,719

TOTAL CURRENT ASSETS                        5,479,659           	5,741,586

FIXED ASSETS

Electronic Equipment                          641,796              624,708
Furniture & Fixtures                           40,408               41,716
Leasehold Improvements                         11,364               11,364
Software Purchases                             29,615               37,085
SUBTOTAL                                      723,183              714,873
Less:  Accum. Deprec.                         337,692              426,249

TOTAL FIXED ASSETS                            385,491              288,624

OTHER ASSETS
Software Development Costs                  1,336,095            1,373,219
Deposits                                          150                  150

TOTAL OTHER ASSETS                          1,336,245            1,373,369

TOTAL ASSETS                               $7,201,395           $7,403,579

                             INTEGRAL SYSTEMS, INC.
                                 BALANCE SHEETS
                   MARCH 31, 1996 & SEPTEMBER 30, 1995


LIABILITIES & STOCKHOLDERS' EQUITY
                                       March 31,         	September 30,
                                       1996               1995

CURRENT LIABILITIES
Accounts Payable                       $509,864           $351,995
Accrued Expenses                       	824,984            875,248
Billings in Excess of Cost               77,494            561,202
Income Taxes Payable                     28,854            108,481

TOTAL CURRENT LIABILITIES            	1,441,196         	1,896,926

LONG TERM LIABILITIES

STOCKHOLDERS' EQUITY
 Common Stock, $.01 par value,
2,000,000 shares authorized, and
947,483 and 943,746 shares issued
and outstanding at March 31, 1996
and September 30, 1995, respectively      9,475              9,437
Addl Paid in Capital                    753,422            696,437
Retained Earnings                     4,997,302          4,800,779
TOTAL STOCKHOLDERS' EQUITY            5,760,199          5,506,653
TOTAL LIABILITIES &                  $7,201,395         $7,403,579
STOCKHOLDERS' EQUITY

                            INTEGRAL SYSTEMS, INC.
                           STATEMENTS OF OPERATIONS

                                  Six Months Ended     Three Months Ended
                                      March 31             March 31
                                  1996	       	1995    1996         1995

Contract Revenue              $4,932,796	  $5,806,766 	$2,632,781 $2,479,085
Cost of Revenue
Direct Labor                   1,770,015    1,810,540     914,850    938,737
Overhead                       1,329,878    1,246,026     645,934    635,680
Travel & Other Direct Costs      534,278      371,619     272,232    185,507
Equipment & Subcontractors       358,575    1,530,552     216,958    331,979

Total Cost of Revenue          3,992,746    4,958,737   2,049,974  2,091,903

Gross Profit                     940,050      848,029     582,807    387,182
Operating Expenses
General & Administrative         604,941      545,467     371,440    239,385

Total Operating Expenses         604,941     	545,467     371,440    239,385

Income From Operations           335,109      302,562     211,367    147,797
Other Income (Expense)
Interest Income                   31,749       21,320      11,295      9,157
Interest Expense                     (31)      (2,436)        (23)    (2,435)
Other Income (Expense)           (46,704)     (11,492)     (3,429)    (6,711)
Total Other Income (Expense)     (14,986)      	7,392       7,843         11
Income Before Income Taxes       320,123      309,954     219,210    147,808
Income Taxes                     123,600      119,235      84,600     59,535
Net Income                      $196,523     $190,719    $134,610    $88,273
Weighted Average Number of
Common Shares Outstanding
During Period                    946,092      941,391     947,271    942,846
Earnings per share                 $0.21        $0.20       $0.14      $0.09

                             INTEGRAL SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         							For the Six Months Ended
                                                        March 31,
                                                1996             1995

Cash Flows from Operating Actiivties:
Net Income                                   $196,523        		$190,719
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
Depreciation and amortization                 341,516          	329,381
(Increase) decrease in:
Accounts Receivable                           (97,091)       (1,569,029)
Prepaid Expenses                               26,768           (92,555)
Deferred Income Taxes                               0              (342)
(Decrease) increase in:
Accounts Payable                              157,869            51,486
Accrued Expenses                              (50,264)         (138,690)
Billings in Excess of Cost                   (483,708)         	(73,671)
Income Taxes Payable                          (79,627)           76,639
Total Adjustments                            (184,537)       (1,416,781)
Net cash provided (used) by operations         11,986        (1,226,062)
Cash Flow from investing activities:
Acquisition of fixed assets                  (184,104)          (98,258)
Increase in software development             (217,155)         (191,212)
Sale (purchase) of marketable securities            0           403,100

Net cash provided
 (used) in investing activities              (401,259)          113,630
Cash flow from financing activities:
Proceeds from issuance of common stock         57,023            49,881
Net cash provided by financing activities      57,023            49,881
Net increase (decrease) in cash              (332,250)       (1,062,551)
Cash - beginning of year                    2,125,553         1,802,839
Cash - end of period                       $1,793,303          $740,288

                         INTEGRAL SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         FOR THE SIX MONTHS ENDED
                              MARCH 31, 1996
                        Number				           Additional
                        of		       Common	   	Paid-in		   Retained
                        Shares		   Stock		    Capital		   Earnings		 Total

Balance
September 30, 1995        943,746  $9,437  $696,437	  $4,800,779 	$5,506,653
Exercise of Stock Options	  3,737 	    38 	  56,985 		     -         	57,023

Net income		                  -		       -		       -		    196,523 	  	196,523
Balance March 31, 1996	   947,483 	$9,475 	$753,422  	$4,997,302 	$5,760,199

                          INTEGRAL SYSTEMS, INC.
                     NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

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

2.	Accounts Receivable

Accounts receivable at March 31, 1996 and September 30, 1995 consist of the following:

                  	Mar. 31,             	Sept. 30,
                  	1996                 	1995

Billed            $2,213,820             $1,653,777
Unbilled           1,367,048              1,830,000
                  $3,580,868             $3,483,777

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

The Company has a line of credit agreement with a local bank for $1,200,000. Borrowing under the line of credit bears interest at the bank's lending rate plus one-quarter of one percentage point per annum. Any accrued interest is payable monthly. At March 31, 1996 and September 30, 1995 the Company had no outstanding balance under the line of credit.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 1996
               TO THE SIX MONTHS ENDED MARCH 31, 1995

	The components of the Company's income statement as a percentage of revenue are depicted in the following table for the six months ended March 31, 1996 and March 31, 1995:


                                     % of              % of
                    1996           Revenue      1995   Revenue
                  (000's                     (000's
                  omitted)                   omitted)

Revenue            $4,933           100.0     $5,807    100.0

Expenses
 Cost of Revenue    3,993            80.9      4,959      85.4
 General & Admin.     605            12.3        545       9.4
 Other                 15              .3         -7       -.1
 Income Taxes         124             2.5        119       2.0

Total Expenses      4,737            96.0      5,616      96.7

Net income           $196             4.0       $191       3.3

	Revenue

	Revenue decreased by approximately $900,000 between the six months ended March 31, 1996 and the six months ended March 31, 1995. The decrease is attributable to the delivery of $1.2 million less equipment during the current period than what was delivered in the first half last fiscal year.

	During the current period, the Company derived approximately 47% of its revenues from the sale of its commercial products and related services which is a slightly higher percentage than the 45% the Company realized during the first half in the prior fiscal year. The percentages for both periods are significant, and correlate to the Company's conscious effort to reduce its reliance on the Federal Government, and to utilize its recently developed software products to gain access to organizations in order to sell both its products and associated integration and support services.

	Although the Company believes that its full cadre of software products is important for its future growth and prosperity, to date the Company's largest product investment relates to the development of its EPOCH software, a COTS (commercial off-the-shelf) product for satellite command and control. The Company believes that it is unique in its status as the only entity with COTS software capable of flying satellites built by any satellite manufacturer in the world. In fact during April, 1996, the Company received a strategically important contract to provide its COTS products (and related integration services) to command and control a fleet of satellites composed of spacecraft from multiple manufacturers. The preponderance of revenue to be derived from this contract is expected to be realized in fiscal year 1997.

	During the first half of fiscal year 1996, the Company recorded approximately $1,730,000 of revenue for services associated with its EPOCH product compared to $2,200,000 of revenue during the first half of fiscal year 1995. The decrease relates to the delivery of only $210,000 of equipment in the current period compared to $950,000 of equipment delivered in the first half last fiscal year. Fiscal year 1996 EPOCH revenues included approximately $345,000 of license fees, while $200,000 of license fee revenues were recorded during the first half of fiscal year 1995.

	The principal balance of the Company's commercial revenues pertain to other proprietary products as follows: OASYS (Orbital Analysis System); DRS (DOMSAT Receive Station); and a collection of software pertaining to database and information system applications. During the first half of fiscal year 1996, the Company recorded approximately $345,000 of revenue related to the sale of products and services under these programs compared to approximately $310,000 of revenue recorded during the first half last fiscal year.

	The increase principally relates to DRS and OASYS shipments delivered in the first half this fiscal year, offset by reduced database and information systems revenue, instigated by a deliberate recent phase down of this business area.

	The Company's subsidiary, Integral Marketing, Inc., (IMI) accounted for an additional $235,000 of commercial revenue during the current period. IMI contributed approximately $90,000 of revenue to the Companys consolidated revenue total last fiscal year during the first half.

	Expenses

	Cost of revenue as a percentage of revenue for the first half of fiscal year 1996 was 80.9% compared to 85.4% for the first half in fiscal year 1995. The improvement during the current year represents a lower equipment component in the Company's cost of revenue figure. Typically equipment carries a lower margin than the Company's other cost of revenue line items. Further, the Company's cost of revenue margin was improved over last fiscal year due to increased software license revenue which bears significant margin dollars.

	G&A expense increased approximately $60,000 between the periods being compared, principally because the Company incurred significant bid and proposal expenses during the current half year compared to such expenditures in the first half last fiscal year.

	Other expenses were $15,000 during the current period compared to $7,000 of other income recorded during the first half last fiscal year. This reversal is principally due to expenses incurred by the Company that were previously classified as reimbursable overhead costs that are currently considered unallowable by the Defense Contract Audit Agency (DCAA) under cost reimbursable type contracts with the Federal Government.
	Considering that pretax income was virtually the same during the periods being compared, income tax expense (in actual dollars) was also approximately the same.

		General

	Overall, net income as a percentage of revenue was 4.0% in the first half of fiscal year 1996 compared to 3.3% in the first half of fiscal year 1995. Essentially fiscal year 1996 net income to date was comparable in actual dollar terms to that earned in fiscal year 1995, despite lower revenues.
Specifically, higher licenses recorded combined with less equipment pass throughs (bearing lower margins) kept net income in line with last year, but at a higher percentage of revenue.


          COMPARISON OF THE QUARTER ENDED MARCH 31, 1996
                TO THE QUARTER ENDED MARCH 31, 1995

	The components of the Company's income statement as a percentage of revenue are depicted in the following table for the quarters ended March 31, 1996 and March 31, 1995:


                                          % of                   % of
                              1996        Revenue    1995        Revenue
                          (000's omitted)         (000's omitted)

Revenue                     $2,633        100.0      $2,479       100.0

Expenses
    Cost of Revenue          2,050         77.9       2,092        84.4
    General & Admin.           371         14.1         239         9.6
    Other                       -8          -.3           0           0
    Income Taxes                85          3.2          60         2.4

Total Expenses               2,498         94.9       2,391        96.4

Net income                    $135          5.1         $88         3.6


	Revenue

	Revenue increased by approximately $150,000 between the quarter ended March 31, 1996 and the quarter ended March 31, 1995. The increase is principally attributable to the delivery of $135,000 more software licenses (EPOCH and OASYS) to customers during the current period than what was delivered in the second quarter last fiscal year.

	During the current period, the Company derived approximately 51% of its revenues from the sale of its commercial products and related services which is a somewhat higher percentage than the 45% the Company realized during the second quarter in the prior fiscal year. The percentages for both periods are significant, and correlate to the Company's conscious effort to reduce its reliance on the Federal Government, and to utilize its recently developed software products to gain access to organizations in order to sell both its products and associated integration and support services.

	Although the Company believes that its full cadre of software products is important for its future growth and prosperity, to date the Company's largest product investment relates to the development of its EPOCH software, a COTS (commercial off-the-shelf) product for satellite command and control. The Company believes that it is unique in its status as the only entity with COTS software capable of of flying satellites built by any satellite manufacturer in the world. In fact during April, 1996 the Company received a strategically important contract to provide its COTS products (and related integration services) to command and control a fleet of satellites composed of spacecraft from multiple manufacturers. The preponderance of revenue to be derived from this contract is expected to be realized in fiscal year 1997.

	During the second quarter of fiscal year 1996, the Company recorded approximately $950,000 of revenue for services associated with its EPOCH product compared to $1,000,000 of revenue during the second quarter of fiscal year 1995. The decrease relates to the delivery of only $160,000 of equipment in the current period compared to $240,000 of equipment delivered in the second quarter last fiscal year. Second quarter fiscal year 1996 EPOCH revenues included approximately $210,000 of license fees, while $200,000 of license fee revenues were recorded during the second quarter of fiscal year 1995.

	The principal balance of the Company's commercial revenues pertain to other proprietary products as follows: OASYS (Orbital Analysis System); DRS (DOMSAT Receive Station); and a collection of software pertaining to database and information system applications. During the second quarter of fiscal year 1996, the Company recorded approximately $250,000 of revenue related to the sale of products and services under these programs compared to approximately $75,000 of revenue recorded during the second quarter last fiscal year.

	The increase principally relates to DRS and OASYS shipments delivered in the second quarter this fiscal year, offset by reduced database and information systems revenue, instigated by a deliberate recent phase down of this business area.

	The Company's subsidiary, Integral Marketing, Inc., (IMI) accounted for an additional $130,000 of commercial revenue during the current period. IMI contributed approximately $35,000 of revenue to the Company's consolidated revenue total last fiscal year during the second quarter.

	Expenses

	Cost of revenue as a percentage of revenue for the second quarter of fiscal year 1996 was 77.9% compared to 84.4% for the second quarter in fiscal year 1995. The improvement during the current year represents a lower equipment component in the Company's cost of revenue figure. Typically equipment carries a lower margin than the Company's other cost of revenue line items. Further, the Company's cost of revenue margin was improved over last fiscal year due to increased software license revenue which bears significant margin dollars.

	G&A expense increased approximately $130,000 between the periods being compared, principally because the Company incurred significant bid and proposal expenses during the current quarter compared to such expenditures in the second quarter last fiscal year.

	General

	Overall, net income as a percentage of revenue was 5.1% in the second quarter of fiscal year 1996 compared to 3.6% in the second quarter of fiscal year 1995. Essentially fiscal year 1996 net income was greater both in absolute dollar terms and as a percentage of revenue due to increased license fee revenue. Further the Company's IMI subsidiary posted a pretax profit in excess of $30,000 during the current quarter compared to a loss of $40,000 during the comparable period in fiscal year 1995.

Liquidity and Capital Resources

	With the exception of the Company's second quarter of fiscal year 1994, the Company has been profitable since inception and has been able to generate adequate cash flow from operations to fund its operating and capital expenses. To supplement operating cash flows, the Company has access to a line of credit facility in the amount of $1.2 million which is currently unused. (See
Note 3 of the Notes to Financial Statements). During the first half of fiscal year 1996, the Company generated approximately $12,000 from operating activities and used approximately $400,000 for investing activities, including approximately $217,000 for software development.

	The Company has incurred and capitalized approximately $1,480,000 of costs (inception to date) relating to its EPOCH product. As of March 31, 1996, the Company's balance sheet included approximately $960,000 of unamortized software development costs related to EPOCH. Most of the Company's remaining software development costs (other than costs relating to EPOCH) pertain to the Company's OASYS product, which can be sold as a standalone product or in conjunction with EPOCH.

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
	a.    Exhibits
		None
	b.    Form 8-K
		No reports on Form 8-K have been filed during the quarter ended March 31, 1996.

                               SIGNATURES



	Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    		INTEGRAL SYSTEMS, INC.
                                        			(Registrant)



Date:                              			By:		/s/
                                						Kimberly  A. Chamberlain
                                						Vice President &
                                						Chief Financial Officer