Form 10-Q
period 1996-06-30
INTEGRAL SYSTEMS INC /MD/
filed 1996-08-15
CIK 718130

INTEGRAL SYSTEMS, INC.
                                       10Q
                               FOR QUARTER ENDING
                                  JUNE 30, 1996

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549
                                    FORM 10-Q

  X  	Quarterly report pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996 or

_____	Transition report pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For the transition period from  		 to

Commission file number	0-18603

            INTEGRAL SYSTEMS, INC.
(Exact name of registrant as specified in its chapter)


Maryland                            52-1267968
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)      Identification No.)


5000 Philadelphia Way, Suite A, Lanham, MD				20706
(Address of principal executive offices)				 	Zip Code)


Registrant's telephone number, including area code	(301) 731-4233

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


As of June 30, 1996 the aggregate market value of the Common
Stock of the Registrant (based upon the average bid and ask prices of the Common Stock as reported by the market makers) held by non-affiliates of the Registrant was $20,501,168.

Registrant has 952,133 shares of common stock outstanding as of June 30, 1996.

                         INTEGRAL SYSTEMS, INC.
                           TABLE OF CONTENTS


                                                            	Page No.
Part I   Financial Information:

Item 1.  Financial Statements

Balance Sheets - June 30, 1996, September 30, 1995.............	1

Statements of Operations Nine Months and Three Months
   Ended June 30, 1996 and June 30, 1995.......................	3

Statement of Cash Flow Nine Months Ended June 30, 1996
   and June 30, 1995...........................................	4

Statement of Stockholders' Equity Nine Months
   Ended June 30, 1996.........................................	5

Notes to Financial Statements..................................	6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations......	7


Part II   Other Information:

Item 6.  Exhibits and Reports on Form 8-K.....................	11

Item 1.  Financial Statements

                           INTEGRAL SYSTEMS, INC.
                    JUNE 30, 1996 & SEPTEMBER 30, 1995


ASSETS
                                     	         June 30,        September 30,
                                               	 1996              1995
CURRENT ASSETS
Cash                                            $1,395,066        $2,125,553
 Accounts Receivable                             3,672,629         3,483,777
 Prepaid Expenses                                   44,666            71,537
 Income Tax Receivable                             123,685                 0
 Deferred Income Taxes                              60,719            60,719

TOTAL CURRENT ASSETS                             5,296,765         5,741,586

FIXED ASSETS

 Electronic Equipment                              691,726           624,708
 Furniture & Fixtures                               53,504            41,716
 Leasehold Improvements                             11,364            11,364
 Software Purchases                                 45,433            37,085

SUBTOTAL                                           802,027           714,873

 Less:  Accum. Deprec.                             391,723           426,249

TOTAL FIXED ASSETS                                 410,304           288,624

OTHER ASSETS
 Software Development Costs                      1,340,367         1,373,219
 Deposits                                            7,332               150

TOTAL OTHER ASSETS                               1,347,699         1,373,369

TOTAL ASSETS                                    $7,054,768        $7,403,579

                            INTEGRAL SYSTEMS, INC.
                                BALANCE SHEETS
                     JUNE 30, 1996 & SEPTEMBER 30, 1995



LIABILITIES & STOCKHOLDERS' EQUITY
                                                    	June 30,	   September 30,
                                                       1996          1995

CURRENT LIABILITIES
 Accounts Payable                                    $362,675       $351,995
 Accrued Expenses                                     869,487        875,248
 Billings in Excess of Cost                           160,043        561,202
 Income Taxes Payable                                       0        108,481

TOTAL CURRENT LIABILITIES                           1,392,205      1,896,926

LONG TERM LIABILITIES

STOCKHOLDERS' EQUITY
 Common Stock, $.01 par value,
 2,000,000 shares authorized, and
 952,133 and 943,746 shares issued
 and outstanding at June 30, 1996
 and September 30, 1995, respectively                   9,521          9,437
 Addl Paid in Capital                                 819,113        696,437
 Retained Earnings                                  4,833,929      4,800,779

TOTAL STOCKHOLDERS' EQUITY                          5,662,563      5,506,653

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY           $7,054,768     $7,403,579

                          INTEGRAL SYSTEMS, INC.
                        STATEMENTS OF OPERATIONS

                                       	Nine Months Ended	 Three Months Ended
                                             June 30             June 30
                                        1996        1995   1996        1995

Contract Revenue               $7,268,974  $8,093,367  $2,336,178  $2,286,601

Cost of Revenue
 Direct Labor                   2,697,827   2,766,162     927,812     955,622
 Overhead                       1,961,834   1,846,922     631,956     600,896
 Travel & Other Direct Costs      747,293     564,215     213,015     192,596
 Equipment & Subcontractors       691,931   1,750,135     333,356     219,583
 Total Cost of Revenue          6,098,885   6,927,434   2,106,139   1,968,697

Gross Profit                    1,170,089   1,165,933     230,039     317,904

Operating Expenses
 General & Administrative         996,365     811,990     391,424     266,523
Total Operating Expenses          996,365     811,990     391,424     266,523

Income (Loss) From Operations     173,724     353,943    (161,385)     51,381

Other Income (Expense)
 Interest Income                   51,535      45,922      19,786      24,602
 Interest Expense                     (47)     (2,129)        (16)        307
 Other Income (Expense)          (171,262)    (12,772)   (124,558)     (1,280)
Total Other Income (Expense)     (119,774)     31,021    (104,788)     23,629

Income (Loss) Before Income Taxes  53,950     384,964    (266,173)     75,010

Income Taxes                       20,800     150,535    (102,800)     31,300

Net Income (Loss)                 $33,150    $234,429   ($163,373)    $43,710

Weighted Average Number of Common
Shares Outstanding During Period  947,072     941,921     949,033     942,979

Earnings per share                  $0.04       $0.25      ($0.17)      $0.05

                           INTEGRAL SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the Nine Months Ended
                                                            June 30,
                                                     1996             1995
Cash Flows from Operating Activities

Net Income                                           $33,150       $234,429

Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                      515,283       501,281
   (Increase) decrease in:
     Accounts Receivable                             (188,852)       94,391
     Prepaid Expenses                                  26,869       (87,338)
     Income Taxes Receivable                         (123,685)       (6,703)
   (Decrease) increase in:
     Accounts Payable                                  10,680        10,755
     Accrued Expenses                                  (5,761)     (280,818)
     Billings in Excess of Cost                      (401,159)       94,842
     Income Taxes Payable                            (108,481)      100,863
Total Adjustments                                    (275,106)      427,273

Net Cash provided (used) by operations               (241,956)      661,702

Cash Flow from investing activities:
 Acquisition of fixed assets                         (262,949)     (159,820)
 Increase in software development                    (341,160)     (245,049)
 Sale of Marketable Securities                              0       403,100
 Increase in other assets                              (7,182)            0

Net cash provided (used) in investing activities     (611,291)       (1,769)

Cash flow from financing activities:
 Proceeds from issuance of common stock               122,760        51,805

Net cash provided by financing activities             122,760        51,805

Net increase (decrease) in cash                      (730,487)      711,738

Cash - beginning of year                            2,125,553     1,802,840

Cash - end of period                               $1,395,066    $2,514,578

                           INTEGRAL SYSTEMS, INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         FOR THE NINE MONTHS ENDED
                              JUNE 30, 1996

                            Number          Additional
                              of    Common   Paid-in    Retained
                            Shares   Stock   Capital    Earnings     Total

Balance September 30, 1995  943,746  $9,437  $696,437  $4,800,779  $5,506,653

Exercise of Stock Options     8,387      84   122,676           -     122,760

Net income                        -       -         -      33,150      33,150

Balance June 30, 1996       952,133  $9,521  $819,113  $4,833,929  $5,662,563


                           INTEGRAL SYSTEMS, INC.
                      NOTES TO FINANCIAL STATEMENTS



1.	Basis of Presentation

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

2.	Accounts Receivable

Accounts receivable at June 30, 1996 and September 30, 1995 consist of the following:

                     	    June 30,           Sept. 30,
                            1996               1995

Billed                   $2,824,625         $1,653,777
Unbilled                    968,004          1,830,000
Subtotal                  3,792,629          3,483,777
Less: Reserve              (120,000)                (0)
Total                     $3,672,629        $3,483,777

	The Company uses the direct write-off method for bad debts.

The Company's accounts receivable consist of amounts due on prime contracts and subcontracts with the U.S. Government and contracts with various private organizations. Unbilled accounts receivable consist principally of amounts that are billed in the month following the incurrence of cost or when milestones are delivered under fixed price contracts. All unbilled receivables are expected to be billed and collected within one year.

3.	Line-of-Credit

The Company has a line of credit agreement with a local bank for $1,200,000. Borrowing under the line of credit bears interest at the bank's lending rate plus one-quarter of one percentage point per annum. Any accrued interest is payable monthly. At June 30, 1996 and September 30, 1995 the Company had no outstanding balance under the line of credit.

Item 2.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



          COMPARISON OF THE QUARTER ENDED JUNE 30, 1996
                TO THE QUARTER ENDED JUNE 30, 1995

The components of the Company's income statement as a percentage of revenue are depicted in the following table for the three months ended June 30, 1996 and June 30, 1995:

                                           % of                 % of
                               1996      Revenue     1995       Revenue
                         (000's omitted)         (000's omitted)

Revenue                       $2,336      100.0     $2,287       100.0

Expenses
     Cost of Revenue           2,106       90.2      1,969        86.1
     General & Admin.            391       16.7        267        11.7
     Other                       105        4.5        -24        -1.0
     Income Taxes               -103       -4.4         31         1.3

Total Expenses                 2,499      107.0      2,243        98.1

Net income                   $  -163       -7.0    $    44         1.9

General

The Company recorded its second quarterly loss in its 14 year history. The loss is principally due to three factors believed to be non-recurring as follows:

1. Bad debt reserve of $120,000 taken on a potentially uncollectible account.
2. Unanticipated quarterly loss of $140,000 on a fixed price Government contract based on revised estimates to complete.
3. Quarterly loss of $170,000 in the Company's Commercial Products division due to delays in shipments of software licenses and increased selling expenses.


Revenue

Revenue was essentially flat between the quarters being compared. During the current period, the Company derived approximately 49% of its revenues from the sale of its commercial products and related services which is a considerably higher percentage than the 40% the Company realized during the third quarter in the prior fiscal year. The percentages for both periods are significant, and correlate to the Company's conscious effort to reduce its reliance on the Federal Government, and to utilize its recently developed software products to gain access to organizations in order to sell both its products and associated integration and support services.

Although the Company believes that its full cadre of software products is important for its future growth and prosperity, to date the Company's largest product investment relates to the development of its EPOCH software, a COTS (commercial off-the-shelf) product for satellite command and control. The Company believes that it is unique in its status as the only entity with COTS software capable of "flying" satellites built by any satellite manufacturer in the world. In fact during April, 1996 the Company received a strategically important contract to provide its COTS products (and related integration services) to command and control a fleet of satellites composed of spacecraft from multiple manufacturers. The preponderance of revenue to be derived from this contract is expected to be realized in fiscal year 1997.

During the third quarter of fiscal year 1996, the Company recorded approximately $950,000 of revenue for services associated with its EPOCH product compared to $600,000 of revenue during the third quarter of fiscal year 1995. Although third quarter fiscal year 1996 EPOCH revenues included approximately $18,000 of license fees (compared to no license fees earned during the third quarter of fiscal year 1995), the loss incurred during the current year third quarter is in part attributable to the relatively small amount of license fees earned, especially compared to the first and second quarters of this fiscal year.

Because license revenues have nominal marginal costs associated with them, this form of revenue is highly important to the Company's overall profitability. Looking forward to the 4th quarter of fiscal year 1996 and fiscal year 1997 (in its entirety), the Company is encouraged that its current contract backlog includes in excess of $1.0 million of unearned license revenues (for both its EPOCH and OASYS products) that are anticipated to be recognized during these periods.

The principal balance of the Company's commercial revenues pertain to other proprietary products as follows: OASYS (Orbital Analysis System); DRS (DOMSAT Receive Station); and a collection of software pertaining to database and information system applications. During the third quarter of fiscal year 1996, the Company recorded approximately $80,000 of revenue related to the sale of products and services under these programs compared to approximately $260,000 of revenue recorded during the third quarter last fiscal year. The decrease principally relates to fewer OASYS software shipments delivered in the third quarter this fiscal year compared to last fiscal year's third quarter.

The Company's subsidiary, Integral Marketing, Inc., (IMI) accounted for an additional $115,000 of commercial revenue during the current period. IMI contributed approximately $40,000 of revenue to the Company's consolidated revenue total last fiscal year during the third quarter.

Expenses

Cost of revenue as a percentage of revenue for the third quarter of fiscal year 1996 was 90.2% compared to 86.1% for the third quarter in fiscal year 1995. The higher expense level is primarily due to unanticipated additional direct costs against one of the Company's fixed price Government jobs (amounting to $140,000).

G&A expense increased approximately $125,000 between the periods being compared, principally because the Company incurred significant bid and proposal expenses during the current quarter compared to such expenditures in the third quarter last fiscal year.

In addition to the above, the Company recorded a bad debt provision of $120,000 during the third quarter of fiscal year
1996 to reserve against a potentially uncollectible account.

Because of the Company's third quarter pretax loss amounting to approximately $266,000, the Company recorded an income tax expense credit of almost $103,000 relating to overacrruals of tax expense in prior quarters of fiscal year 1996.

        COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1996
              TO THE NINE MONTHS ENDED JUNE 30, 1995

The components of the Company's income statement as a percentage of revenue are depicted in the following table for the nine months ended June 30, 1996 and June 30, 1995:

                                       % of               %of
                               1996    Revenue    1995   Revenue
                        (000's omitted)	    (000's omitted)

Revenue	                       $7,269    100.0   $8,093   100.0

Expenses
     Cost of Revenue            6,099     83.9    6,927    85.6
     General & Admin.             996     13.7      812    10.0
     Other                        120      1.7      -31     -.4
     Income Taxes                  21       .3      151     1.9

Total Expenses                  7,236     99.6    7,859    97.1

Net income                     $   33       .4    $ 234     2.9


General

Because of the loss incurred during the third quarter (as explained in the previous section of this analysis), year to date profitability has also suffered. Specifically the Company has recognized net income of approximately $33,000 through June 30, 1996 (year to date) compared to net income of approximately $234,000 through June 30th last fiscal year.

Revenue

Revenue decreased by approximately $820,000 between the nine months ended June 30, 1996 and the nine months ended June 30, 1995. The decrease is attributable to the delivery of $1.0 million less equipment during the current period than what was delivered in the first nine months last fiscal year.

During the current period, the Company derived approximately 47% of its revenues from the sale of its commercial products and related services which is a somewhat higher percentage than the 43% the Company realized during the first nine months in the prior fiscal year.

During the first nine months of fiscal year 1996, the Company recorded approximately $2,700,000 of revenue for services associated with its EPOCH product which is comparable to the EPOCH revenue recorded during the first nine months of fiscal yeaer 1995. Fiscal year 1996 EPOCH revenues included approximately $363,000 of EPOCH license fees, while $200,000 of license fee revenues were recorded during the first nine months of fiscal year 1995.

The principal balance of the Company's commercial revenues pertain to other proprietary products as follows: OASYS (Orbital Analysis System); DRS (DOMSAT Receive Station); and a collection of software pertaining to database and information system applications. During the first nine months of fiscal year 1996, the Company recorded approximately $420,000 of revenue related to the sale of products and services under these programs compared to approximately $570,000 of revenue recorded during the first nine months last fiscal year. The decrease principally relates to reduced database and information systems revenue, which has resulted from a deliberate recent phase down of this business area.

The Company's subsidiary, Integral Marketing, Inc., (IMI) accounted for an additional $350,000 of commercial revenue during the current period. IMI contributed approximately $130,000 of revenue to the Company's consolidated revenue total last fiscal year through the first nine months.

Expenses

Cost of revenue as a percentage of revenue for the first nine months of fiscal year 1996 was 83.9% compared to 85.6% for the first nine months in fiscal year 1995. The Company believes that there are no material differences between the two percentages and that these figures are typical and representative of the Company's current operating cost structure.

G&A expense increased approximately $180,000 between the periods being compared, principally because the Company incurred significant bid and proposal expenses during the current period compared to such expenditures in the comparable period last fiscal year.

Other expenses were $120,000 during the current period compared to $31,000 of other income recorded during the first nine months last fiscal year. This reversal is due to a bad debt provision amounting to $120,000 to reserve against a potentially uncollectible account.


Liquidity and Capital Resources

Based on its historical profitability, the Company has been able to generate adequate cash flow from operations to fund its operating and capital expenses. To supplement operating cash flows, the Company has access to a line of credit facility in the amount of $1.2 million which is currently unused. (See Note 3 of the Notes to Financial Statements). During the first nine months of fiscal year 1996, the Company used approximately $242,000 for operating activities and used approximately $611,000 for investing activities, including approximately $341,000 for software development.

The Company has incurred and capitalized approximately $1,560,000 of costs (inception to date) relating to its EPOCH product. As of June 30, 1996, the Company's balance sheet included approximately $960,000 of unamortized software development costs related to EPOCH. Most of the Company's remaining software development costs (other than costs relating to EPOCH) pertain to the Company's OASYS product, which can be sold as a standalone product or in conjunction with EPOCH.

In July, 1988 the Company raised approximately $400,000 (net) through the sale of 110,000 common shares in its initial public offering.

As a result of its current cash reserves, its unused line of credit, its current year to date profitability and its projected profitability for the balance of fiscal year 1996 and fiscal year 1997 in its entirety, the Company believes it will have adequate cash resources to meet its obligations for the foreseeable future.

In terms of capital purchases, historically the Company has funded such items through operating cash flow or capital lease. The Company currently has no plans for major capital purchases in the ensuing twelve month period, although the Company plans to continue to invest in the further development and improvement of its EPOCH and OASYS software products.


Part II. Other Information

6.	Exhibits and Reports on Form 8-K

	a.    Exhibits
		None

	b.    Form 8-K
		No reports on Form 8-K have been filed during the quarter ended June 30, 1996.

                          SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 INTEGRAL SYSTEMS, INC.
                                     (Registrant)



Date:   August 14, 1996           By:        /s/
                                     Kimberly  A. Chamberlain
                                     Vice President &
                                     Chief Financial Officer

Date:   August 14, 1996           By:       /s/
                                     Elaine M. Parfitt
                                     Director of
                                     Accounting/Controller
                                    (Principal Accounting
                                     Officer)