Form 10KSB
period 1996-09-30
INTEGRAL SYSTEMS INC /MD/
filed 1997-01-16
CIK 718130

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-KSB


    (Mark One)
         X    	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
				SECURITIES EXCHANGE ACT OF 1934 {Fee Required}

For the fiscal year ended September 30, 1996

              	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
				SECURITIES EXCHANGE ACT OF 1934 {No Fee Required}

For the transition period from  		  to

Commission file number  	  0-18603


            Integral Systems, Inc.

(Name of small business issuer in its charter)


        Maryland                 52-1267968

	(State or other jurisdiction of			(I.R.S.
  incorporation of organization     Employer Identification No.)


5000 Philadelphia Way, Suite A, Lanham, MD			    20706
(Address of principal executive offices)       (Zip Code)


Issuer's telephone number  (301) 731-4233

Securities registered under Section 12(b) of the Exchange Act:

	Title of each class	Name of each exchange on which registered


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

As of November 30, 1996, the aggregate market value of the Common
Stock of the Registrant (based upon the average bid and ask prices of the Common Stock as reported by the market makers) held by non-affiliates of the Registrant was $19,588,322.

As of November 30, 1996, 952,533 shares of the Common Stock of the Registrant were outstanding.

PART 1


Item 1.  Business

General

Integral Systems, Inc. (the "Company") is a leading provider of satellite ground systems: computer systems for satellite command and control, data processing, simulation, and flight software validation. Customers for these systems include US Government organizations such as National Aeronautics and Space Administration (NASA), the National Oceanic and Atmospheric Administration (NOAA), and the US Air Force, as well as commercial satellite operators, both domestic and foreign. Integral Systems supports satellite missions for scientific research, remote sensing, meteorology, and communications applications. In addition, the Company offers ground system products explicitly for real-time environmental monitoring via satellite.

The Company has one active wholly owned subsidiary, Integral
Marketing, Inc. (IMI). IMI specializes in the sale and marketing of electronic equipment primarily for the telemetry, data acquisition and test communities.


Satellite Ground Systems

The Company offers off-the-shelf products as well as custom development services for satellite ground systems. The customers for the Company's products include government and commercial satellite operators, spacecraft manufacturers, and systems integrators. Typical sales involve a combination of off-the-shelf software and hardware products together with development services for mission specific requirements and system integration.

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

Integral Systems has ongoing systems engineering work under contract to NASA at the Goddard Space Flight Center. This work is in support of NASA's science satellites and includes development projects for telemetry and command systems and simulation as well as software verification and validation. The Company developed the first workstation-based satellite command and control system for NASA Goddard and has supported over a dozen different NASA space missions.

For NOAA, Integral Systems builds command and control systems as well as payload and image data processing systems for meteorological satellites. The Company has had extensive involvement in the both the TIROS and GOES satellite programs.

Recently, the company was awarded a large contract by NOAA to provide the command and control system for the Air Force's DMSP (Defense Meteorological) satellite fleet. Integral Systems has also built several generations of the DMSP hardware-in-the-loop simulator and provided the satellite manufacturer with a workstation-based flight software test facility. The Company provides the Air Force with ongoing services for independent verification and validation of the DMSP flight software using this simulator.

Integral Systems also provides a product, called the DOMSAT Receive Station (DRS), which facilitates the collection, storage, and analysis of environmental data. The DRS is a PC-based system which includes an antenna, receiver, and processing software which allows customers to take advantage of the complete NOAA GOES Data Collection System. The Company has sold over 60 DRS systems to customers including the Army Corps of Engineers, the US Geological Survey, and a variety of state and local governments. The applications include meteorology, water control, and pollution monitoring, as well as research in geomagnetism and hydrology.


Integral Marketing, Inc.

Through it's wholly-owned subsidiary, Integral Marketing, Inc.
(IMI), the Company acts as a manufacturer's representative, selling electronic test instrumentation and equipment to customers in Maryland, D.C., and Virginia. IMI currently represents 14 manufacturers.


Contract Revenue

	Integral Systems'commercial revenue as a percentage of total revenue increased from 42% to 49% between fiscal year 1995 and fiscal year 1996. The Company is continuing to focus its marketing efforts on commercial opportunities. The Company's revenue for fiscal years 1996 and 1995 was generated from the following sources:

                                 Fiscal Year
Customer                      1996         1995

Commercial                    49           42
NOAA                          22           30
Air Force                     17           12
NASA                          12           16


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

	The percentage of revenues derived by the Company under these different types of contracts for the fiscal years ended
September 30, 1996 and 1995 is as follows:

                                Fiscal Year
Contract Type               1996          1995

Cost Plus                   39            43
Fixed Price                 56            53
Time and Materials           5             4

Government Contracts

	Company revenues from US Government contracts are derived from a combination of contracts with the US Government and subcontracts with other companies that have prime contracts with the US Government. The percentage of revenues received by the Company from prime contracts and subcontracts with the Government for fiscal years 1996 and 1995 are as follows:

                               Fiscal Year
Contract Source             1996         1995

Prime Contract              59           46
Subcontract                 41           54

US Government contracting procedures may be categorized by formal advertising or procurement by negotiation. Negotiated procurements may, but do not necessarily, involve the solicitation of competitive proposals. If competitive proposals are solicited, the US Government selects the proposal most advantageous to it and then conducts negotiations with the selected bidder. Most contracts awarded to the Company or to other prime contractors for whom the Company served as a subcontractor were awarded on the basis of competitive procurements.

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

	The Company expects that 53% of revenue for the current fiscal year (fiscal year 1997) will be derived from five major US Government contracts and subcontracts. It is estimated that the largest single contract will represent approximately 27% of the Company's revenue and the smallest approximately 3%. The loss or termination of any one of these contracts due to funding cuts or contract termination could significantly affect the Company's performance. Similarly, the expiration of any major contract could significantly affect the Company's performance if not renewed or replaced by contracts of similar value. In addition, since a significant portion of revenue for the current fiscal year is derived from subcontracts, loss of those subcontracts due to termination of the subcontract or of the direct prime contract could also affect the Company's performance. During fiscal year 1996, approximately 56% of ISI's revenue was performed under fixed-price contracts and subcontracts. Under those contracts, an unanticipated increase in the Company's cost or expenses may reduce or eliminate the profitability of those contracts, thereby adversely affecting the Company's financial performance.

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


Employees

	As of December 19, 1996, the Company employed 92 full time employees, 79 of whom are considered professionals in engineering related disciplines. Of the engineering professionals, 97% have undergraduate degrees in a scientific discipline, and 34% of those have advanced degrees in a scientific discipline. Approximately 84% of the engineering staff have at least seven years experience, and 13% have three to eight years experience. Approximately 18% of the engineering staff specialize in digital hardware development, although many of these individuals have analytic and software development expertise as well. The remaining 82% of the engineering staff are analysts and software developers.

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

Backlog

	The Company's estimated backlog as of September 30, 1996 and September 30, 1995 is as follows:


                       September 30, 1996             September 30, 1995

Outstanding Commitments    $18,162,147                $ 9,596,273
General Commitments        $ 9,489,563                $14,784,770
Total                      $27,651,710                $24,381,043

	Under outstanding commitments, the Company agrees to provide specific services, frequently over an extended period of time, with continued performance of those services contingent upon the customer's year-to-year decision to fund the contract. General commitments consist of contract options and sole source business that management believes likely to be exercised or awarded in connection with existing contracts. Contract options are the Company's contractual agreement to perform specifically defined services only in the event the customer thereafter requests the Company to do so. Sole source business refers to contract work which the Company reasonable expects to be awarded based on its unique expertise in a specific area or because it has previously done all such work in that area for the customer or prime contractor who will award the contract. The Company estimates that 54% of backlog as of September 30, 1996 will be completed during fiscal year 1997. Estimated backlog includes contract options through September 30, 2002, including general commitments.


Competition

	The Company principally obtains contracts and subcontracts through competitive procurements offered by the US Government or commercial enterprises. ISI competes with numerous companies having similar capabilities, some of which are larger and have considerably greater financial resources. In addition, many smaller companies have specialized capabilities in similar areas.

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

Software Products and Development

	In the second quarter of 1991, ISI undertook several internal software development efforts, which have resulted in products which the Company is offering commercially. The DOMSAT Receive Station (DRS) product is a hardware/software system that allows users to gather environmental telemetry data via a commercial communications satellite. In fiscal year 1996, Integral Systems recognized approximately $229,000 in revenue on the DRS product.

The EPOCH 2000 product is a hardware/software system that allows users to command and control satellites. The product was formally announced in the second quarter of 1992. EPOCH related revenue (license fees and associated services) amounted to $4.2 million in fiscal year 1996.

The Company has also developed other software intensive products. OASYS, a spacecraft orbit determination product, can be sold as a stand-alone package or as a subsystem under the EPOCH 2000 product. OASYS related revenue for fiscal year 1996 was $384,000.

The Company continues to develop new versions of EPOCH and OASYS and plans to capitalize development costs as appropriate in fiscal year 1997.


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

	ISI also has a line of credit agreement with NationsBank for $1,200,000. Borrowings under the line of credit bear interest at the bank's prime rate plus one-quarter (1/4) percentage point per
annum.  Any accrued interest is payable monthly.   At September
30, 1996 the Company had no amounts outstanding under the line of credit.

Financial Information in Industry Segments

	During the year ended September 30, 1996, the Company's operations included two reportable segments: Satellite ground systems and electronic test instrumentation and equipment marketing.

	The Company provides satellite ground systems - computer systems for satellite command and control, data processing, simulation, and flight software validation. Customers for these systems include US Government organizations such as National Aeronautics and Space Administration (NASA), the National Oceanic and Atmospheric Administration (NOAA), and the US Air Force, as well as commercial satellite operators, both domestic and foreign.

	Through it's wholly-owned subsidiary, Integral Marketing, Inc. (IMI), the Company acts as a manufacturer's representative, selling electronic test instrumentation and equipment to customers primarily in Maryland, Virginia and the District of Columbia. (The Company's other wholly-owned subsidiary, InterSys, Inc. provides consulting services for satellite design and procurement, but is presently inactive.)

	See Footnote Number 12 of the notes to the Financial
Statements for financial information regarding these segments.


Item 2.	 Properties

	As of March, 1994, ISI renegotiated its lease which obligated the Company for an additional five years, for an aggregate of 25,600 square feet of office space at its principal location at 5000 Philadelphia Way, Suite A, Lanham, Maryland 20706-4417. The annual lease cost, including operating expenses, for the facility, is approximately $242,374.


Item 3.	Legal Proceeding

	During the fiscal year ended September 30, 1996 the Company sold certain of its software products along with specified hardware to a Federal Government agency. The procurement required the Company to sell these items through an intermediary prime contractor. The value of the contract to the Company was $232,708.

The Company fully complied with the terms of its contract and although the third party prime contractor has been paid in full by the Federal Government, Integral Systems has received no payments to date. In August, 1996 the Company filed a complaint in the Second Judicial District Court of the State of New Mexico against the prime contractor and its principal owner individually for breach of contract in an attempt to recover the value of its contract. Based on discovery received, the Company later filed a motion for summary judgment against the defendants in December, 1996.

In late September, 1996 the defendants filed a counterclaim against the Company alleging defamation, intentional interference with contractual relations and the prima facie tort of extortion. The Company believes the counterclaim is without merit and will not have a materially adverse effect on its financial statements.

Although the Company has fully reserved the receivable due under this contract ($232,708), it continues to vigorously pursue all legal remedies available to it.

Item 4.	Submission of Matters to a Vote of Security Holders

	On March 28, 1996, Integral Systems held their annual shareholders meeting. A Board of Directors was elected, and is made up of the following individuals: Steven R. Chamberlain, Robert P. Sadler, Bonnie K. Wachtel, Louis Brown, Thomas L. Gough, Dominic A. Laiti, and R. Doss McComas. In September, 1996, Mr. Louis Brown announced his resignation as a member of the board.

PART II


Item 5.	Market for Registrant's Common Equity and Related
Stockholder's Matters

	Effective May, 1990, Integral Systems' over-the-counter stock began trading on NASDAQ. The Company's NASDAQ trading symbol is ISYS. The range of high and low transaction prices as reported by NASDAQ and the market makers for each quarterly period during the fiscal years ended September 30, 1996 and 1995, are shown below:


         1996 Fiscal Year      High       Low

         First Quarter         28 1/4     22
         Second Quarter        27         19
         Third Quarter         29 1/2     21 1/2
         Fourth Quarter         2 1/2      2 1/2



        1995 Fiscal Year       High       Low

        First Quarter          17 3/4     16 3/4
        Second Quarter         23 1/2     17 1/2
        Third Quarter          28         25 3/4
        Fourth Quarter         31         26 1/2

	As of September 30, 1996, there were approximately 436 holders of record of the Company's Common Stock.

	No cash dividends have been paid during the Company's existence, and none are expected to be declared during the forthcoming 1997 fiscal year.

Item 6.	Management's Discussion And Analysis Of Financial
        Condition And Results	Of Operations

             COMPARISON OF FISCAL YEAR 1996
                   TO FISCAL YEAR 1995

	The components of the Company's income statement as a percentage of revenue are depicted in the following table for fiscal years 1996 and 1995. Certain classifications and presentations from fiscal year 1995 have been changed to be consistent with fiscal year 1996 formats.

                                          % of                % of
                               1996    Revenue   1995         Revenue
                       (000's omitted)         (000's omitted)

Revenue                     $11,217     100.0   $10,771       100.0

Expenses
    Cost of Revenue           8,217      73.2     8,290        77.0
    Selling, General
    & Admin.                  1,758      15.7     1,434        13.3
    Bad Debt Expense            233       2.1         -           -
    Prod.
Amortization                    509       4.5       509         4.7
    Other                        -2         -       -38         -.3
    Income Taxes                179       1.6       195         1.8

Total Expenses               10,894      97.1    10,390        96.5

Net income                     $323       2.9      $381         3.5


Revenue

	The Company's principal components of revenue for fiscal years 1996 and 1995 are as follows:

                                        % of                 % of
                                1996   Revenue   1995        Revenue
                       (000's omitted)        (000's omitted)

Government Revenue         $5,686      50.7       $6,239     57.9

Commercial Revenue
    EPOCH                   4,240      37.8        3,512     32.6
    OASYS, DRS, Other         629       5.6          753      7.0
    IMI                       662       5.9          267      2.5

    Total                   5,531      49.3        4,532     42.1

Total Consolidated
Revenue                   $11,217     100.0      $10,771    100.0


	Consolidated revenue increased by approximately $450,000 between the fiscal year ended September 30, 1996 and the fiscal year ended September 30, 1995, principally because of new contract awards related to the sale of the Company's EPOCH product along with associated integration services. Revenue increases from EPOCH related business more than offset a $550,000 decline in the Company's Government business. The Government decline is believed to be temporary as new contracts in this segment received at the end of fiscal year 1996 should provide for higher revenue levels (compared to both 1996 and 1995) during fiscal year 1997. Although less than 6% of consolidated Company revenues, Integral Marketing, Inc. (IMI) achieved approximately 150% of revenue growth in 1996 over 1995.

	During fiscal year 1996, the Company derived approximately 49% of its revenues from the sale of its commercial products and related services as opposed to 42% of such revenue during the prior fiscal year. The increase correlates to the Company's conscious effort to reduce its reliance on the Federal
Government, and to utilize its recently developed software products to gain access to organizations in order to sell both its products and associated integration and support services.

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

	During fiscal year 1996, the Company recorded approximately $4.2 million of revenue for its EPOCH product and associated services compared to $3.5 million of revenue during fiscal year
1995.  The 1996 EPOCH revenue total included approximately
$465,000 of license revenue compared to approximately $345,000 of this revenue type recorded in 1995.

	Because license revenues have nominal marginal costs associated with them, this form of revenue is highly important to the Company's overall profitability. Looking forward to fiscal year 1997, the Company is encouraged that its current contract backlog includes in excess of $500,000 of unearned license revenues for its EPOCH product.

	The principal balance of the Company's commercial revenues pertain to other proprietary products as follows: OASYS (Orbital Analysis System); DRS (DOMSAT Receive Station); and a collection of software pertaining to database and information system applications. During 1996, the Company recorded approximately $630,000 of revenue related to the sale of products and services under these programs compared to approximately $750,000 of revenue recorded last fiscal year. The decrease principally relates to the Company's decision to cease operations of its information and database software operation as a discreet profit center. All software development costs associated with this line of business have been fully amortized as of September 30, 1996.

Expenses

	Cost of revenue as a percentage of revenue for fiscal year 1996 was 73.2% compared to 77.0% for fiscal year 1995. The improvement in these ratios is principally attributable to gross margin gains in the Company's EPOCH operation as well as increased margins at IMI.

	SG&A increased in both absolute terms (by approximately $325,000) and as a percentage of revenue (15.7% vs. 13.3%) in 1996 over 1995. The increases reflect the Company's continued program to enhance and augment its selling efforts, including a very concerted effort (and expense) to sell its commercial products internationally.

	During 1996 the Company recorded a non-recurring $233,000 bad debt expense attributable to a customer's inability to pay.
Despite this reserve, the Company is vigorously pursuing collection of this receivable. (See Item 3 - Legal Proceedings).


General

	Overall, net income as a percentage of revenue was 2.9% in fiscal year 1996 compared to 3.5% in fiscal year 1995, while pretax income was approximately $75,000 lower in 1996 compared to 1995. Were it not for the bad debt expense described above, pretax income would have been 28% greater in 1996 over 1995. Further the Company's fourth quarter of fiscal year 1996 included its highest ever quarterly revenue total ($3.9 million) and its second highest ever pretax profit level ($448,000). Because of its fourth quarter performance, its current and significant backlog, and contracts to be imminently received, the Company believes that results for fiscal year 1997 will exceed those recorded in fiscal year 1996 for both revenue and profitability.



Liquidity and Capital Resources

	The Company has been profitable on an annual basis since inception and has been able to generate adequate cash flow from operations to fund its operating and capital expenses. To supplement operating cash flows, the Company has access to a line of credit facility in the amount of $1.2 million which is currently unused. (See Note 5 of the Notes to Financial Statements). During fiscal year 1996, the Company used approximately $146,000 for operating activities and used an additional $739,000 for investing activities, including approximately $432,000 for newly capitalized software development costs.

	As a result of its current cash reserves, its unused line of credit, its current profitability and its projected profitability for fiscal year 1997, the Company believes it will have adequate cash resources to meet its obligations for the foreseeable future. Although operating and investing activities consumed significant sums of cash during 1996, the Company does not believe it will have to rely on external sources of cash (i.e.
its line of credit) to fund its growth and future software development in fiscal year 1997.

	In terms of capital purchases, historically the Company has funded such items through operating cash flow or capital lease.
The Company currently has no plans for major capital purchases in the ensuing twelve month period, although the Company plans to continue to invest in the continued development and improvement of its principal software products, EPOCH and OASYS.

Item 7.	Financial Statements and Supplementary Data

	The information required by this item is set forth under
item 13(a), which information is incorporated herein by reference.


Item 8.	Disagreements on Accounting and Financial Disclosure

	Not Applicable.

PART III

Item 9.	Directors and Executive Officers, Promoters and Control
Persons, Compliance With Section 16(a) of the Exchange
Act.

Name                       Position with the Company

Steven R. Chamberlain      Chairman of the Board
                           and Chief Executive Officer
Thomas L. Gough	President  Chief Operating Officer
                           and Director
Robert P. Sadler           Vice President, Quality Control,
                           Secretary; Treasurer; and Director
Steven K. Kowal            Vice President, Engineering
                           Manufacturing
Steven A. Carchedi         Vice President of Commercial Systems
Donald F. Mack, Jr.        Vice President of Engineering
Kimberly A. Chamberlain    Vice President, Chief Financial
                           Officer
William I. Tittley         Vice President, Asia Pacific
                           Operations
Bonnie K. Wachtel          Outside Director
Dominic A. Laiti           Outside Director
R. Doss McComas            Outside Director


	Directors serve until the next annual meeting of stockholders or until successors have been elected and qualified.
Officers serve at the discretion of the Board of Directors.

	Steven R. Chamberlain, 41, a Company founder, has been Chairman of the Board since June, 1992, President since May 1988 and a Director since 1982. He served as Vice President from 1982 until he became President. From 1978 to 1982, Mr. Chamberlain was employed by OAO Corporation where he progressed from Systems Analyst to Manager of the Offutt Air Force Base field support
office.   Mr. Chamberlain holds a B.S. degree in Physics from
Memphis State University and has done graduate work in Physics and Mathematics at Memphis State and the University of Maryland.

	Thomas L. Gough, 48, became a member of ISI's staff in January, 1984. In March of 1996 he was elected to the Board of Directors of Integral Systems having served as President and Chief Operating Officer since June, 1992. For three years before being named President he served as Vice President and Chief Financial Officer. Prior to joining ISI he was employed by Business and Technological Systems, Inc., serving initially as a Project Leader and later as the Software Systems Division Manager. From 1972 to 1977 he was employed by Computer Sciences Corporation where he progressed from programmer/analyst to section manager. Mr. Gough earned a BS degree from the University of Maryland where he majored in Information Systems Management in the School of Business and Public Administration.

	Robert P. Sadler, 46, a Company founder, has been a Director, Secretary, and Treasurer since 1982. In May 1988, he was appointed Vice President of Administration, in June, 1992, he was appointed Vice President, Quality Control. From 1976 to 1982, Mr. Sadler was employed at OAO Corporation where he progressed from Computer Analyst to Project Manager. Mr. Sadler obtained a B.S. in Mathematics and a B.S. in Computer Sciences from Pennsylvania State University and a M.S. in Management of Information Systems Technology from George Washington University.

	Steve K. Kowal, 43, a Company founder, has been with ISI since 1982. In May 1988 he was appointed Vice President of Engineering Manufacturing. From 1979 to 1982, Mr. Kowal was employed by OAO Corporation where he was a manager of hardware development on several of OAO's major systems. Mr. Kowal holds a B.S. degree in Electrical Engineering from the University of Delaware.

	Steven A. Carchedi, 45, joined the Company in 1991 and is Vice President of Commercial Systems. Before joining Integral Systems as a full-time employee in 1991, Mr. Carchedi worked with the company for two years as an independent business development consultant. Previously, he worked for Computational Engineering, Inc., where he held positions as a Mathematician, Program Manager, Corporate Director, and Vice President of Business Development. Mr. Carchedi holds a B.S. Degree in Mathematics from Wake Forest University and a M.A. Degree in Mathematics from the University of Maryland.

	Donald F. Mack, Jr., 43, joined the company in 1986. In July of 1989, he was appointed Vice President of Engineering. From 1979 to 1986, Mr. Mack was employed by General Electric Corporation's Space Systems Division where he progressed from design engineer to a Senior Project Supervisor for systems development. Mr. Mack holds a B.S. degree in Electrical Engineering from Northeastern University and a M.S. degree in Electrical Engineering from Johns Hopkins University.

	Kimberly A. Chamberlain, 40, was appointed Vice President and Chief Financial Officer in April, 1995 and has been with the company since 1983. Ms. Chamberlain graduated from the University of Maryland, with a B.S. degree in Business Management in 1985. Before coming to Integral Systems, Ms. Chamberlain worked at OAO Corporation.

	William I. Tittley, 53, joined the company in 1992, performing as Project Manager on the first EPOCH 2000 sale to the Chinese Government. In March, 1995, Mr. Tittley was made Vice President, Asia Pacific, to oversee the Company's operations in the Asian region. Formerly, Mr. Tittley was with the OAO Corporation (from 1977 through 1992), where he performed duties as Director, Space System Programs, in charge of the technical and financial direction of aerospace systems programs. Mr. Tittley holds a B.S. in Aerospace Vehicle Design from the State University of New York, and a M.S. in Engineering from the California Coast University.

	Bonnie K. Wachtel, 42, has served as a Director since May 1988. Since 1984 she has been Vice President, General Counsel and a Director of Wachtel & Co., Inc., an investment banking firm in Washington, D.C. Ms. Wachtel serves as a Director of several corporations including SSE Telecom, Inc. and VSE Corporation. She holds a B.A. and M.B.A. from the University of Chicago and a J.D. from the University of Virginia, and is a Certified Financial Analyst.

	Dominic A. Laiti, 65, was elected director of the Company in July, 1995. Mr. Laiti is presently employed as an independent consultant and was President and Director of Globalink, Inc. from January 1990 to December 1994. He has over twenty-five (25) years of experience in starting, building, and managing high-technology private and public companies with annual revenues from two million to over 120 million dollars. Mr. Laiti was President of Hadron, Inc. from 1979 to 1989, Vice President of Xonics Inc. from 1972 to 1979 and Vice President of KMS Industries from 1968 to 1972. He is a former Director of United Press International, Saturn Chemicals Company, Hadron, Inc., Telecommunications Industries, Inc., MAXXAM Technology, Inc., and Jupiter
Technology, Inc.

	R. Doss McComas, 42, joined the Board in July, 1995. Since 1982 he has had various positions with COMSAT RSI, a business unit of COMSAT supplying products and services to the wireless, satellite, air traffic control and other specialized markets worldwide. These positions included General Counsel, Vice President of Acquisitions, Strategic Planning and International Marketing, as well as Group Vice President, responsible for the company's international operations. Currently he is Chairman and Chief Executive Officer of Plexsys International, a COMSAT RSI equity investment, and Vice President, Business Development, for COMSAT RSI. He holds a B.A. degree from Virginia Polytechnic Institute, an M.B.A. from Mt. Saint Mary's, and a J.D. from
Gonzaga University.




Item 10.	Executive Compensation

a.  Summary Compensation Table

	The following table sets forth compensation received by the Company's CEO and four highest paid executive officers who earned over $100,000 during the fiscal year ended September 30, 1996:


                 SUMMARY COMPENSATION TABLE
                                             	Long-Term Compensation
                    	Annual Compensation       Awards         Payouts
                                       Other
                                       Annual Restricted              All other
                                       Compen- Stock             LTIP   Compen-
                                        sation Award(s)Options/ Payouts sation
                      Year Salary($)Bonus($)($)    ($)  SAR(#)   ($)    ($)(1)
CEO
S. R. Chamberlain    1996 $114,179 $14,000               15,000       $11,486
                     1995 $108,577 $14,000                7,500       $10,502
                     1994 $105,998 $13,975                    0       $11,208

PRESIDENT
Thomas L. Gough      1996 $101,581 $ 8,000               10,000       $10,061
                     1995 $ 98,048 $11,000                    0       $ 9,318
                     1994 $ 93,645 $10,980                    0       $ 9,677
VP,
Commercial
Systems
Steve Carchedi       1996 $ 97,771 $12,000               10,000       $ 9,572
                     1995 $ 94,926 $12,000                2,000       $ 8,944
                     1994 $ 91,896 $ 9,479                    0       $ 9,479
VP, Engineering
Manufacturing
Steven K. Kowal      1996 $ 97,771 $ 9,000                4,000       $ 9,572
                     1995 $ 94,926 $ 9,500                    0       $ 8,944
                     1994 $ 91,896 $ 9,479                    0       $ 9,452
VP, Asia
Pacific
Operations
William I. Tittley   1996 $ 98,891 $26,456                1,000       $10,684
                     1995 $ 96,050 $ 7,000                5,000       $ 9,046
                     1994 $ 93,006 $ 6,018                    0       $ 9,779
(1) Employer Pension Contributions


                    OPTION/SAR GRANTS IN LAST FISCAL YEAR

                            	Individual Grants
                                    Percent of Total
                            Number of	Options/SARs
                            Options/  Granted to
                               SARs			Employees in	 Exercise/Base  Expiration
Name                         Granted   Fiscal Year  Price ($)      Date

CEO
S.R. Chamberlain              15,000      18%        *$22.50        2001

PRESIDENT
Thomas L. Gough               10,000      12%         $23.50        2001

VP, COMMERCIAL SYSTEMS
Steven A.Carchedi             10,000      12%        *$22.50        2001

VP, ENGINEERING
MANUFACTURING
Steven K. Kowal                4,000       5%         $21.50        2001

VP, ASIA PACIFIC
OPERATIONS
William I. Tittley             1,000       1%         $21.50        2001
*Average Price


	b.  Compensation Pursuant to Plans

	ISI's Board of Directors awards annual bonuses to officers and employees on a discretionary basis. Currently no formal plan exists for determining bonus amounts.

	Effective October 1, 1987, the Company established a 401K pension and profit sharing plan under Section 401 of the Internal Revenue Code. Under the plan the Company contributes annually an amount equal to 5% of an eligible employee's salary, and may make additional contributions of up to 7.5% of an eligible employee's salary. The employee may contribute up to an additional 10% as salary deferral. In fiscal years 1996 and 1995, the Company contributed a total of 11% of eligible employees salaries to both plans.


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

	A total of 85,600 options were issued and 8,787 options were exercised during fiscal year 1996; 5,000 options were canceled.
Total options issued and outstanding as of September, 1996 are 117, 987.

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
Management

a.  Security Ownership of Certain Beneficial Owners (as of
9/30/96)

	None


b.  Security Ownership of Management (as of 9/30/96)



Name of Owner         	(1)Shares   Percentage of Total Shares Owned


Steven R. Chamberlain     79,040             7.7%
Thomas L. Gough           37,850             3.7%
Robert P. Sadler          52,340             5.1%
Kimberly A. Chamberlain   10,460             1.0%
Donald F. Mack, Jr.       11,350             1.1%
Steven K. Kowal           43,346             4.2%
Steven A. Carchedi        26,500             2.6%
William Tittley            3,800              .4%

(1)  Includes Options

Item 12.	Certain Relationships and Related Transactions

	Bonnie K. Wachtel is Vice President, General Counsel and
Director of Wachtel & Co., Inc., one of the Underwriters of ISI's initial public offering.


Item 13.	 Exhibits, Financial Statement Schedules, and Reports
on Form 8K

(a) (1) Financial Statements

Independent Auditors' Report - page 1
Balance Sheets as of September 30, 1996 - page 2
Statements of Operations for the Years Ended September 30, 1996, and 1995 - page 3
Statement of Stockholders' Equity for Years Ended September 30,
1996 and 1995 - page 4
Statements of Cash Flows for the Years Ended September 30, 1996
and 1995 - page 5
Notes to Financial Statements - pages 6 - 15

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.



(b) Reports on Form 8-K

	There were no Form 8-Ks filed during fiscal year 1996.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



INTEGRAL SYSTEMS, INC.





	BY:		/s/
		Steven R. Chamberlain
		Chairman of the Board and
		Chief Executive Officer

	DATE:		January 15, 1997



	BY:			/s/
		Thomas L. Gough
		President, Chief Operating
  Officer,	Director

	DATE:		January 15, 1997



	BY:			/s/
		Elaine M. Parfitt
		Controller/Principal
  Accounting Officer

	DATE:		January 15, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature	Titles	Date


/s/                   Chairman of the Board, Director,                	1/15/97
Steven R. Chamberlain Chief Executive Officer



/s/                   President, Chief Operating Officer,              1/15/97
Thomas L. Gough       Director



/s/                   Vice President of Quality Control,              	1/15/97
Robert P. Sadler      Secretary & Treasurer; Director



/s/                   Director                                         1/15/97
Bonnie K. Wachtel



/s/                   Director                                         1/15/97
Dominic A. Laiti



/s/                   Director                                         1/15/97
R.  Doss McComas

                        INTEGRAL SYSTEMS, INC. PRIVATE
                               AND SUBSIDIARIES


                      CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended September 30, 1996 and 1995

                                     AND

                         INDEPENDENT AUDITORS' REPORT

TABLE OF CONTENTS



DESCRIPTION	PAGES

Independent Auditors' Report................................	1

Consolidated Balance Sheet as of September 30, 1996........ 	2

Consolidated Statements of Operations for the Years
Ended September 30, 1996 and 1995..........................  3

Consolidated Statements of Stockholders' Equity for
the Years Ended September 30, 1996 and 1995.................	4

Consolidated Statements of Cash Flows for the Years
Ended September 30, 1996 and 1995...........................	5

Notes to Consolidated Financial Statements..................	6-15

                    	INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Integral Systems, Inc.

We have audited the accompanying consolidated balance sheet of Integral Systems, Inc. and its subsidiaries as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1996 and 1995.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integral Systems, Inc. and its subsidiaries as of September 30, 1996, and the consolidated results of their operations and their consolidated cash flows for the years ended September 30, 1996 and 1995, in conformity with generally accepted accounting principles.



November 20, 1996
Bethesda, Maryland

                          INTEGRAL SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEET
                            September 30, 1996

                               	ASSETS

Current assets
Cash and cash equivalents           $	1,369,915
Accounts receivable                   4,849,886
Employee receivables                     24,200
Prepaid expenses                         59,956
Deferred income taxes                    73,913
Total current assets                  6,377,870

Property and equipment, at cost,
net of accumulated depreciation
and amortization of $446,769            399,108

Other assets
Deposits                                  7,182
Software development costs, net
of accumulated amortization
of $1,463,779	                        1,295,514

Total assets                        $	8,079,674

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - trade             $   786,701
Accrued expenses                       1,157,356
Billings in excess of revenue for
contracts in progress                    128,925
Income tax payable                        48,060

Total current liabilities              2,121,042

Commitments and contingencies

Common stock, $.01 par value,
2,000,000 shares authorized, 952,533
shares issued and outstanding              9,525
Additional paid-in capital               825,311
Retained earnings                      5,123,796

Total stockholders' equity             5,958,632

Total liabilities and
stockholders' equity                  $8,079,674

The accompanying notes are an integral part of these consolidated financial statements.

                  INTEGRAL SYSTEMS, INC.
            CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Years Ended September 30, 1996 and 1995

                                               1996	              1995

Revenue                                    $11,217,148        $10,770,661

Cost of revenue
Direct labor                                 3,617,255          3,526,899
Direct equipment and subcontracts            1,567,215          2,218,243
Travel and other direct costs                  302,373            159,992
Overhead costs                               2,729,793          2,385,043

Total cost of revenue                        8,216,636          8,290,177

Gross margin                                 3,000,512          2,480,484

Selling, general and administrative          1,758,248          1,434,296
Product amortization                           509,477            508,556
Bad debt expense                               232,708                  -
Income from operations                         500,079            537,632

Other income (expense)
Interest income                                 65,396             76,222
Interest expense                                (2,320)            (2,529)
Miscellaneous, net                             (60,787)           (35,139)

Income before income taxes                     502,368            576,186

Provision for income taxes                     179,351            195,483

Net income                                   $	323,017          $ 380,703

Weighted average number of common shares       948,021            942,155

Earnings per share:
Net income	                                      $	.34              $	.40

The accompanying notes are an integral part of these consolidated financial statements.

                        INTEGRAL SYSTEMS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the Years Ended September 30, 1996 and 1995
                                      Common
                                      Stock at Additional
                           Number of  Par       Paid-in   Retained
                             Shares   Value     Capital   Earnings     Total

Balance, September 30, 1994 938,020  $ 9,380  	635,541 $ 4,420,076 $ 5,064,997

Stock options exercised       5,726       57    60,896           -      60,953

Net income                        -        -         -     380,703     380,703

Balance, September 30, 1995 943,746    9,437   696,437   4,800,779   5,506,653

Stock options exercised       8,787       88   128,874           -     128,962

Net income                        -        -         -     323,017     323,017

Balance, September 30, 1996 952,533  $ 9,525 $ 825,311 $ 5,123,796 $ 5,958,632

The accompanying notes are an integral part of these consolidated financial statements.

                       INTEGRAL SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Years Ended September 30, 1996 and 1995


                                                1996             1995
Cash flows from operating activities:
Net income                                    $	323,017       $	380,703
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                   705,793         677,207
Change in deferred taxes                        (13,194)         20,805
(Increase) decrease in:
Accounts receivable                          (1,366,109)     (1,090,207)
Interest receivable                                   -          10,333
Prepaid expenses and deposits                     4,549         (46,815)
Employee receivable                             (24,200)              -
Income tax receivable                                 -           6,361
(Decrease) increase in:
Accounts payable - trade                        434,706         145,031
Accrued expenses                                282,108        (157,414)
Billings in excess of revenue
for contracts in progress                      (432,277)        337,288
Income tax payable                              (60,421)        108,481

Total adjustments                              (469,045)         11,070

Net cash (used) provided by
operating activities                           (146,028)        391,773

Cash flows from investing activities:
Acquisition of property and equipment          (306,799)       (217,642)
Software development costs                     (431,773)       (315,470)
Sale of marketable securities                         -         403,100

Net cash used in investing activities          (738,572)       (130,012)

Cash flows from financing activities:
Proceeds from issuance of common stock          128,962          60,953

Net (decrease) increase in cash                (755,638)        322,714

Cash and cash equivalents, beginning of year  2,125,553       1,802,839

Cash and cash equivalents, end of year       $1,369,915      $2,125,553

The accompanying notes are an integral part of these consolidated financial statements.

1.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Integral Systems, Inc. (the Company) and its wholly owned subsidiaries, Integral Marketing, Inc. (IMI) and InterSys, Inc. (InterSys). All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

Revenue under cost-plus-fixed-fee contracts is recorded on the basis of direct costs plus indirect costs incurred and an allocable portion of the fixed fee. Revenue from fixed-price contracts is recognized on the percentage-of-completion method, measured by the cost-to-cost method for each contract. Revenue from time and materials contracts is recognized based on fixed hourly rates for direct labor expended. The fixed rate includes direct labor, indirect expenses and profits. Material or other specified direct costs are recorded at actual cost.

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

1.	Summary of Significant Accounting Policies (continued)

Unbilled accounts receivable represents revenue recognized in excess of amounts billed. The liability, billings in excess of revenue for contracts in progress, represents billings in excess of revenue recognized.

Revenue from commissions for the sale of equipment is recognized when customer orders are submitted. A reserve is made for possible reductions in or cancellations of customer orders.

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

Software Development Costs

The Company has capitalized costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards No. 86, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis and has been recognized for those products available for market based on the products' estimated economic lives which average five years. Due to inherent technological changes in software development, however, the period over which such capitalized costs is being amortized may have to be modified.

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

Cash Concentrations and Cash Equivalents

The Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash accounts are maintained primarily with one federally insured financial institution. Balances usually exceed insured limits, but management does not consider this to be a significant concentration of credit risk. Included in the cash balance is $89,057 held in a foreign bank account.

Reclassification

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.


2.	Accounts Receivable and Revenue

Accounts receivable at September 30, 1996 consists of the following:

Billed
Government - prime contracts    $ 669,556
Government - subcontractors       440,871
Commercial customers            1,655,615
   Subtotal                     2,766,042

Unbilled
Government - prime contracts      827,637
Government - subcontractors        91,269
Commercial customers            1,164,938
   Subtotal                     2,083,844

Total                         $ 4,849,886


2.	Accounts Receivable and Revenue (continued)

Unbilled accounts receivable include amounts arising from the use of the percentage-of-completion or other methods of recognizing revenue that differ from contractual billing terms. Substantially all unbilled receivables are expected to be collected in one year.

During the years ended September 30, 1996 and 1995, approximately 51% and 58%, respectively, of the Company's revenue was from prime contracts and subcontracts with departments and agencies of the U.S. Government. The remaining revenue consists of commercial contracts and sales of commercial products.
For each of the years ended September 30, 1996 and 1995, commercial revenue included one customer which provided revenue in excess of 10% of total revenue.


3.	Property and Equipment

Property and equipment as of September 30, 1996, are as follows:

Electronic equipment        $ 728,956
Furniture and fixtures         54,898
Leasehold improvements         11,365
Software                       50,658

Total property and equipment  845,877

Less: accumulated
depreciation and
amortization                 (446,769)

                            $ 399,108


4.	Software Development

Software development costs at September 30, 1996, consist of the following:

Costs incurred                  $ 2,759,293
Less:  accumulated amortization	 (1,463,779)

                                $ 1,295,514

The total amortization expense for the year ended September
30, 1996 is $509,477.

5.	Line of Credit

The Company has a line of credit agreement with a bank at September 30, 1996 for $1,200,000. Borrowings under the line of credit bear interest at the bank's prime lending rate plus one-quarter of one percentage point per annum. Any accrued interest is payable monthly. The line of credit is secured by the Company's billed accounts receivable.
The line also has certain financial covenants, including minimum net worth and liquidity ratios. The line expires February 28, 1998. At
September 30, 1996, the Company had no outstanding balance under the line of credit.

6.	Accrued expenses

Accrued expenses at September 30, 1996, consist of the following:

Accrued payroll        $   544,974
Accrued vacation           253,950
Payroll taxes              171,054
Retirement plan payable    158,897
Other                       28,481

                       $ 1,157,356

7.	Commitments and Contingencies

Leases

The Company is leasing office space for a five-year period that commenced March 15, 1994. Future minimum lease payments through March 14, 1999 are as follows:

Years ending September 30, 1997     $219,520
                           1998      226,048
                           1999      105,131

                                    $550,699


Lease payments do not include operating expenses, which are adjusted annually, or utilities. Rent expense was $254,327 and $248,944, for the years ended September 30, 1996 and 1995, respectively.

7.	Commitments and Contingencies (continued)

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

Litigation

During the fiscal year ended September 30, 1996, the Company sold certain of its software products along with specified hardware to a U.S. Government agency. The procurement required the Company to sell these items through an intermediary prime contractor. The value of the contract to the Company was $232,708.

The Company fully complied with the terms of its contract, and although the third party prime contractor has been paid in full by the U.S. Government, the Company has received no payments to date. In
August 1996, the Company filed a complaint in the Second Judicial
District Court of the State of New Mexico against the prime contractor and its principal owner individually for breach of contract in an attempt to recover the value of its contract. Based on discovery received, the Company subsequently filed a motion for summary judgment against the defendants.

In September 1996, the defendants filed a counterclaim against the Company alleging defamation, intentional interference with contractual relations and the prima facie tort of extortion. The Company believes the counterclaim is without merit and will not have a materially adverse effect on its financial statements.

Although the Company has fully reserved the receivable due under this contract ($232,708), it continues to vigorously pursue all legal remedies available to it.


8.	Income Taxes

For the years ended September 30, 1996 and 1995, the
provision for income taxes consisted of the following:
                              1996	        1995

Current tax expense
Federal                   $ 154,910   $ 142,972
State                        37,635      31,706
                            192,545     174,678
Deferred tax
(benefit) expense           (13,194)     20,805

Total provision           $ 179,351   $ 195,483



At September 30, 1996, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                         Asset
                                      (Liability)

Depreciation and amortization	        $ (36,827)
Vacation accrual                         99,040
Revenue reserve                          11,700

Net deferred income tax asset	        $  73,913

The effective income tax rates differ from the statutory
United States income tax rate due principally to the following:

                                      	1996           1995

Federal statutory rate                 34.0%          34.0%
State tax, net of federal
income tax benefit                      4.6            4.6
Tax-exempt interest                       -           (0.8)
Tax deductible stock
option compensation                    (2.8)          (4.1)
Other, primarily change in estimate    (0.1)           0.2

Effective rate                         35.7%          33.9%


9.	Profit Sharing and Employee Benefits Plans

The Company has a profit sharing and 401(k) plan for the benefit of substantially all employees. Profit sharing contributions consist of discretionary amounts determined each year by the Board of Directors of the Company based upon net profits for the year and total compensation paid. The 401(k) feature allows employees to make elective deferrals not to exceed 10% of compensation. Effective January 1, 1995, the separate profit sharing and 401(k) plans were combined into one plan.

The Company also has a money purchase plan. For the years ended September 30, 1996 and 1995, the money purchase plan obligated the Company to contribute 5% of eligible salaries under the plan.

For the years ended September 30, 1996 and 1995, contributions to the plans totalled $473,552 and $455,269, respectively.

10.	Stock Option Plan

Effective May 25, 1989, as amended on January 1, 1994, the
Company established a stock option plan to create additional incentives for the Company's employees, consultants and directors to promote the financial success of the Company. The Board of Directors has sole authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock under this plan. The maximum number of shares of common stock which may be issued pursuant to the stock option plan is 200,000. The price of the options is set at the stock's bid price on the date of the Board of Directors meeting at which the option is granted. Options expire no later than ten years from the date of grant (five years for greater than ten percent owners) or when employment ceases, whichever comes first, and vest over three years.

Stock option transactions under the plan for the years ended September 30, 1996 and 1995, are summarized as follows:

                                         1996           1995

Options outstanding, beginning of year   46,174         30,800
Granted                                  85,600         21,100
Exercised                                (8,787)        (5,726)
Cancelled                                (5,000	             -
Options outstanding, end of year        117,987         46,174

Option price range                      $ 21.50 to     $ 17.75 to
                                        $ 29.00        $ 26.00
Options exercisable, end of year         19,012         15,714
Options available, end of year           51,850        132,450

10.		Stock Option Plan (continued)

The Company applies APB Opinion No. 25 in accounting for its stock option plan, and, accordingly, no compensation cost has been recognized for the plan. FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), is effective for fiscal years beginning after December 15, 1995. Adoption of SFAS 123 is optional; however, proforma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 will be required in the Company's financial statements for its fiscal year ending September 30, 1997.

11.	Supplemental Cash Flow Information

For the years ended September 30, 1996 and 1995, income taxes paid, net of refunds, were $410,076 and $81,012, respectively. For the years ended September 30, 1996 and 1995, interest expense incurred and paid was $2,320 and $2,529, respectively.

12.	Business Segment Information

During the year ended September 30, 1996, the Company's operations included two reportable segments: Satellite ground systems and electronic test instrumentation and equipment marketing.

The Company provides satellite ground systems - computer systems for satellite command and control, data processing, simulation, and flight software validation. Customers for these systems include U.S. Government organizations such as National Aeronautics and Space Administration (NASA), the National Oceanic and Atmospheric Administration
(NOAA), and the U.S. Air Force, as well as commercial satellite operators, both domestic and foreign.

Through its wholly-owned subsidiary, IMI, the Company acts a manufacturer's representative, selling electronic test instrumentation and equipment to customers primarily in Maryland, Virginia and the District of Columbia. (The Company's other wholly-owned subsidiary, InterSys, provides consulting services for satellite design and procurement, but is presently inactive.)


12.	Business Segment Information (continued)

Summarized financial information is as follows:

                                     1996	           1995
Net sales
Satellite ground systems         $10,555,371     $10,503,423
Marketing                            661,777         267,238

Income before taxes
Satellite ground systems             343,797         615,413
Marketing                            158,571         (39,227)
Identifiable assets
Satellite ground systems           6,139,157       4,981,702
Marketing                            405,351         163,918

Capital expenditures
Satellite ground systems             305,220         216,896
Marketing                              1,579             746
Depreciation and amortization
Satellite ground systems             192,838         165,551
Marketing                              3,478           3,100

Identifiable assets of the respective segments include accounts receivable, property and equipment, and software development costs. Cash and cash equivalents and the remaining assets are considered corporate assets. There were no significant intercompany sales.