Form 10-Q
period 1996-12-31
INTEGRAL SYSTEMS INC /MD/
filed 1997-02-12
CIK 718130

INTEGRAL SYSTEMS, INC.
                             10Q
                      FOR QUARTER ENDING
                      DECEMBER 31, 1996

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC   20549
                           FORM 10-Q


  X  	Quarterly report pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1996 or

_____	Transition report pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the transition period from  		 to

Commission file number		0-18603


                 INTEGRAL SYSTEMS, INC.
(Exact name of registrant as specified in its chapter)


		Maryland                         52-1267968
	(State or other jurisdiction of  (I.R.S. Employer
	incorporation or organization)    (Identification No.)


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


As of December 31, 1996 the aggregate market value of the Common Stock of the Registrant (based upon the average bid and ask prices of the Common Stock as reported by the market makers) held by non-affiliates of the Registrant was $20,198,845.

Registrant has 952,533 shares of common stock outstanding as of December 31, 1996.

                    INTEGRAL SYSTEMS, INC.
                      TABLE OF CONTENTS



                                                   Page No.
Part I   Financial Information:

Item 1.  Financial Statements

Balance Sheets - December 31, 1996, September 30, 1996.....1

Statements of Operations Three Months
Ended December 31, 1996 and December 31, 1995..............3

Statement of Cash Flow Three Months Ended December 31,
1996 and December 31, 1995.................................4

Statement of Stockholders' Equity Three Months
Ended December 31, 1996....................................5

Notes to Financial Statements..............................6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations........................7


Part II   Other Information:

Item 6.  Exhibits and Reports on Form 8-K	9

ITEM 1.  FINANCIAL STATEMENTS

             INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
            December 31, 1996 and September 30, 1996

ASSETS
                                 December 31,     September 30,
                                    1996             1996
CURRENT ASSETS

Cash                             $1,046,009       $1,369,915
Accounts Receivable               6,776,566        4,874,086
Prepaid Expenses                     29,990           59,956
Deferred Income Taxes                73,913           73,913
TOTAL CURRENT ASSETS              7,926,478        6,377,870

FIXED ASSETS

Electronic Equipment                664,930          728,956
Furniture & Fixtures                 41,633           54,898
Leasehold Improvements               11,364           11,364
Software Purchases                  111,421           50,659

SUBTOTAL                             829,348         845,877

Less:  Accum. Deprec.                342,758         446,769

TOTAL FIXED ASSETS                   486,590         399,108

OTHER ASSETS

Software Development Costs         1,330,834       1,295,514
Deposits                               7,182           7,182

TOTAL OTHER ASSETS                 1,338,016       1,302,696

TOTAL ASSETS                      $9,751,084      $8,079,674

                INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
               December 31, 1996 and September 30, 1996

                   LIABILITIES & STOCKHOLDERS' EQUITY

                                  December 31,    September 30,
                                      1996             1996
CURRENT LIABILITIES

Accounts Payable                  $2,042,123       $  786,701
Accrued Expenses                     936,134        1,157,356
Billings in Excess of Cost           517,029          128,925
Income Taxes Payable                 116,960           48,060

TOTAL CURRENT LIABILITIES          3,612,246        2,121,042

LONG TERM LIABILITIES

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value,
2,000,000 shares authorized,
and 952,533 shares issued and
outstanding at December 31, 1996
and September 30, 1996                 9,525           9,525

Additional Paid-in Capital           825,311         825,311
Retained Earnings                  5,304,002       5,123,796

TOTAL STOCKHOLDERS' EQUITY         6,138,838       5,958,632

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY              $9,751,084      $8,079,674

              INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS

<s
                                       Three Months Ended
                                             December
                                        1996            1995
Revenue                             $4,858,948      $2,300,015

Cost of Revenue
 Direct Labor                          992,156         790,845
 Overhead Costs                        810,176         634,566
 Travel and Other Direct Costs          74,793          62,674
 Direct Equipment & Subcontracts     2,102,885         129,858

Total Cost of Revenue                3,980,010       1,617,943

Gross Margin                           878,938         682,072

Selling, General & Administrative      399,312         431,190
Product Amortization                   165,000         127,140
Income From Operations                 314,626         123,742

Other Income (Expense)
 Interest Income                        13,218          20,454
 Interest Expense                       (2,981)              8
 Miscellaneous, net                    (31,257)        (43,275)

Total Other Income (Expense)           (21,020)        (22,813)

Income Before Income Taxes             293,606         100,929

Provision for Income Taxes             113,400          39,000

Net Income                            $180,206         $61,929
Weighted Average Number of Common
Shares Outstanding During Period       952,533         944,913

Earnings per share                       $0.19           $0.07

              INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                           For the Three Months Ended
                                                    December 31,
                                                 1996            1995
Cash flows from operating actiivties:

Net income                                   $   180,206     $  61,929

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                    215,089       166,949
(Increase) decrease in:
  Accounts receivable                         (1,902,480)     (509,640)
  Prepaid expenses                                29,966        21,750
(Decrease) increase in:
  Accounts payable                             1,255,422        14,384
  Accrued expenses                              (221,222)     (253,503)
  Billings in excess of cost                     388,104        64,409
  Income taxes payable                            68,900       (69,481)

Total Adjustments                               (166,221)     (565,132)

Net cash provided (used) by operations            13,985      (503,203)

Cash flow from investing activities:
  Acquisition of fixed assets                   (137,571)     (119,258)
  Increase in software development              (200,320)     (101,664)

Net cash provided (used)
in investing activities                         (337,891)     (220,922)

Cash flow from financing activities:
  Proceeds from issuance of common stock               0        49,275

Net cash provided by financing activities              0        49,275

Net increase (decrease) in cash                 (323,906)     (674,850)

Cash - beginning of year                       1,369,915     2,125,553

Cash - end of period                          $1,046,009    $1,450,703

                    STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE THREE MONTHS ENDED
                            DECEMBER 31, 1996


                            Number          Additional
                              of    Common  Paid-In    Retained
                            Shares   Stock  Capital    Earnings     Total
Balance September 30, 1996 952,533 $9,525 $825,311   $5,123,796 $5,958,632

Exercise of Stock Options        0      0        0      -                0

Net income                       -      -        -      180,206    180,206

Balance December 31, 1996  952,533 $9,525 $825,311   $5,304,002	$6,138,838

                      INTEGRAL SYSTEMS, INC.

                  NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

The interim financial statements include the accounts of Integral Systems, Inc. (ISI) and its two wholly-owned subsidiaries, Integral Marketing, Inc. (IMI) and
InterSys, Inc. (INTSYS). In the opinion of management, the financial statements reflect all adjustments consisting only of normal recurring accruals necessary for a fair presentation of results for such periods.
The financial statements, which are condensed and do not include all disclosures included in the annual financial statements, should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 1996.
The results of operations for any interim period are not necessarily indicative of results for the full year.

Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.


2.	Accounts Receivable

Accounts receivable at December 31, 1996 and September
30, 1996 consist of the following:

                 Dec. 31, 1996      Sept. 30, 1996

Billed             $4,068,839         $2,766,042
Unbilled            2,682,766          2,083,844
Other                  24,961             24,200

Total              $6,776,566         $4,874,086

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

The Company has a line of credit agreement with a local bank for $1,200,000. Borrowing under the line of credit bears interest at the bank's lending rate plus one-quarter of one percentage point per annum. Any accrued interest is payable monthly. At December 31, 1996 and September 30, 1996 the Company had no outstanding balance under the line of credit.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     COMPARISON OF THE QUARTER ENDED DECEMBER 31, 1996
          TO THE QUARTER ENDED DECEMBER 31, 1995

The components of the Company's income statement as a percentage of revenue are depicted in the following table for the quarters ended December 31, 1996 and December 31, 1995. Certain classifications and presentations from fiscal year 1996 have been changed to be consistent with fiscal year 1997 formats.

                                      % of                   % of
Quarter Ended Dec. 31,   1996	      Revenue   1995         Revenue
                     (000's omitted)        (000's omitted)

Revenue               $4,859	        100.0    $2,300        100.0

Expenses
    Cost of Revenue    3,980          82.0     1,618         70.4
    Selling, General
    & Admin.             399           8.2       431         18.7
    Prod. Amortization   165           3.4       127          5.5
    Other                 21            .4        23          1.0
    Income Taxes         114           2.3        39          1.7

Total Expenses         4,679          96.3     2,238         97.3

Net income              $280           3.7       $62          2.7




Revenue

The Company's principal components of revenue for the 1st quarters of fiscal years 1997 and 1996 are as follows:


                                          % of                   % of
Quarter Ended Dec. 31,          1996    Revenue     1995       Revenue
                         (000's omitted)        (000's omitted)

Government Revenue           $3,150      64.8      $1,331      57.9

Commercial Revenue
    EPOCH                     1,431      29.5         772      33.6
    OASYS/DRS/Other             141       2.9          93       4.0
    IMI                         137       2.8         104       4.5

    Total                     1,709      35.2         969      42.1

Total Consolidated Revenue   $4,859     100.0      $2,300     100.0

Consolidated revenue more than doubled between the quarter ended December 31, 1996 and the quarter ended December 31, 1995, increasing by approximately $2,560,000. The revenue growth is principally attributable to a Government contract awarded to the Company during the latter half of fiscal year 1996. This contract alone generated approximately $2.1 million of 1st quarter revenue in fiscal year 1997, including the pass through of approximately $1.5 million of equipment and subcontract costs during the period.

During the 1st quarter of fiscal year 1997, the Company derived approximately 35% of its revenue from the sale of its commercial products and related services as opposed to 42% of such revenue during the prior fiscal year 1st quarter. The percentage decrease is a reflection of the revenue contribution from the Government contract mentioned above and not necessarily an indication of longer term revenue trends.

Although the Company believes that its full cadre of software products is important for its future growth and prosperity, to date the Company's largest product investment relates to the development of its EPOCH software, a COTS (commercial off-the-shelf) product for satellite command and control. The Company believes that it is unique in its status as the only entity with COTS software capable of "flying" satellites built by any satellite manufacturer in the world. In fact during April, 1996 the Company received a strategically important contract to provide its COTS products (and related integration services) to command and control a fleet of satellites composed of spacecraft from multiple manufacturers. The Company believes that several recent and pending commercial contracts have been (or shortly will be) awarded as a result of this contract reference.

During the 1st quarter of fiscal year 1997, the Company recorded approximately $1.4 million of revenue for its EPOCH product and associated services compared to $800,000 of revenue during the 1st quarter of fiscal year 1996. The 1997 EPOCH revenue total included approximately $160,000 of license revenue compared to approximately $135,000 of this revenue type recorded in 1996.

In addition, the Company recorded approximately $140,000 of revenue during the quarter ended December 31, 1996 from the sale of other proprietary software products, (i.e. OASYS and DRS) compared to approximately $90,000 of such revenue for the quarter ended December 31, 1995. OASYS (Orbital Analysis System) is an additional COTS product that can either be sold in conjunction with EPOCH or as a standalone product. DRS (DOMSAT Receive Station) is a product that facilitates the collection, storage, and analysis of environmental data. Included in the current quarter revenue total is $85,000 of OASYS license revenues which compares to $35,000 of such revenue during the comparable quarter in fiscal year 1996.

Because license revenues have nominal marginal costs associated with them, this form of revenue is highly important to the Company's overall profitability. Looking forward to the balance of fiscal year 1997 and beyond, the Company is encouraged that its current contract backlog includes in excess of $750,000 of unearned license revenues for its EPOCH and OASYS products.


Expenses

Cost of revenue as a percentage of revenue for the 1st quarter of fiscal year 1997 was 82.0% compared to 70.4% for the 1st quarter of fiscal year 1996. The increased percentage in fiscal year 1997 is higher than the Company's typical cost of revenue percentage due to the extremely high equipment and subcontract content that has been passed through during the current quarter. During the quarter, in excess of $2.1 million of equipment and subcontract costs were incurred, of which $1.5 million was incurred under the major Government contract described above. Because equipment and subcontract costs have lower margins associated with them than the Company's other cost components, the gross profit percentage for the 1st quarter of fiscal year 1997 was significantly lower than the percentage during the 1st quarter of fiscal year 1996.

SG&A decreased in both absolute terms (by approximately
$30,000) and as a percentage of revenue (8.2% vs. 18.7%) in the 1st quarter of fiscal year 1997 compared to the 1st quarter of fiscal year 1996. The Company believes that the decrease in absolute dollars is immaterial and that the decrease in percentage terms is not particularly meaningful due to the large equipment and subcontract component in the current period revenue figure.

Amortization expense increased by almost $40,000 in the current quarter compared to last year's quarter, reflecting the Company's expanding software development amortization base. The increase was incurred despite the fact that all software development costs for the Company's DRS and information systems products were fully amortized in fiscal year 1996.


General

Overall, net income as a percentage of revenue was 3.7% in 1st quarter of fiscal year 1997 compared to 2.7% in for the 1st quarter in fiscal year 1996. The increased percentage was achieved due to greater license revenue recognized and to the stabilization of SG&A expenses on an increased sales base. Further the Company recorded its highest ever quarterly revenue total ($4.9 million), exceeding its previous high established in the 4th quarter of fiscal year 1996 by over 23%, (i.e. $900,000). Because of its 1ST quarter performance, its current and significant backlog, and contracts believed to be imminently received, the Company believes that results for fiscal year 1997 in its entirety will exceed those recorded for fiscal year 1996 for both revenue and profitability.

Liquidity and Capital Resources

The Company has been profitable on an annual basis since inception and has been able to generate adequate cash flow from operations to fund its operating and capital expenses.
To supplement operating cash flows, the Company has access to a line of credit facility in the amount of $1.2 million which is currently unused. (See Note 3 of the Notes to Financial Statements.) During the 1st quarter of fiscal year 1997, the Company generated approximately $14,000 from operating activities and used approximately $338,000 for investing activities, including approximately $200,000 for newly capitalized software development costs.

As a result of its current cash reserves, its unused line of credit, its current profitability and its projected profitability for the balance of fiscal year 1997, the Company believes it will have adequate cash resources to meet its obligations for the foreseeable future. Although operating and investing activities consumed significant sums of cash during fiscal year 1996 and to a lesser extent the 1st quarter of fiscal year 1997, the Company does not believe it will have to rely on external sources of cash (i.e. its line of credit) to fund its growth and future software development in fiscal year 1997.

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

                                INTEGRAL SYSTEMS, INC.
                                     (Registrant)


Date:		February 12, 1997		By:			/s/

						Thomas L. Gough
						President



Date:		February 12, 1997		By:			/s/

						Elaine M. Parfitt
						Director of Accounting/Controller
						(Principal Accounting Officer)