Form 10KSB/A
period 1996-09-30
INTEGRAL SYSTEMS INC /MD/
filed 1997-04-03
CIK 718130

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                          FORM 10-KSB/A


    (Mark One)
         X    	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 {Fee Required}

For the fiscal year ended September 30, 1996

              	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
				SECURITIES EXCHANGE ACT OF 1934 {No Fee Required}

For the transition period from    		to

Commission file number    0-18603


Integral Systems, Inc.
(Name of small business issuer in its charter)


Maryland                                52-1267968
(State or other jurisdiction of	  (I.R.S. Employer Identification No.)
incorporation of organization)


5000 Philadelphia Way, Suite A, Lanham, MD      20706
(Address of principal executive offices)       (Zip Code)

Issuer's telephone number  (301) 731-4233

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

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

For the year ended September 30, 1996, the Registrant's revenues were $11,217,148.

                           PART 1


Item 1.  Business

General

Integral Systems, Inc. (the "Company") is a leading provider of satellite ground systems: computer systems for satellite command and control, data processing, simulation, and flight software validation. The Company believes it is the only provider that offers "commercial-off-the-shelf" ("COTS") software for satellites that is actually used in satellite operations. The Company's proprietary COTS products, the EPOCH 2000 system and the OASYS system, offer satellite operators a low-cost, highly-adaptable system that can be used for any currently operating satellite with minimal modification.

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


Contract Revenue

Integral Systems'commercial revenue as a percentage of total revenue increased from 42% to 49% between fiscal year 1995 and fiscal year 1996. The Company is continuing to focus its marketing efforts on commercial opportunities. The Company's revenue for fiscal years 1996 and 1995 was generated from the following sources:

                    Fiscal Year

Customer          1996      1995

Commercial          49%      42%
NOAA                22%      30%
Air Force           17%      12%
NASA                12%      16%


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

The percentage of revenues derived by the Company under these different types of contracts for the fiscal years ended September
30, 1996 and 1995 is as follows:

                          Fiscal Year

Contract Type           1996        1995

Cost Plus                 39%         43%
Fixed Price               56%         53%
Time and Materials         5%          4%


Government Contracts

Company revenues from US Government contracts are derived from a combination of contracts with the US Government and subcontracts with other companies that have prime contracts with the US Government. The percentage of revenues received by the Company from prime contracts and subcontracts with the Government for fiscal years 1996 and 1995 are as follows:

                         Fiscal Year

Contract Source        1996      1995

Prime Contract           59%       46%
Subcontract              41%       54%


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


Backlog

The Company's estimated backlog as of September 30, 1996 and September 30, 1995 is as follows:


                       September 30, 1996  September 30,1995

Outstanding Commitments       $18,162,147        $9,596,273
General Commitments            $9,489,563       $14,784,770
Total                         $27,651,710       $24,381,043

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


Research and Development

The Company is continually engaged in research and development activities both to improve its existing EPOCH and OASYS software products as well as probe additional product areas for the future growth and development of the Company. Currently, the Company is focusing its research and development efforts primarily on developing a new version of its EPOCH 2000 command and control software for satellites and on improving the user interface systems for its COTS software products. In fiscal 1996, total capitalized software development costs were $431,773.


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

In August 1996 the Company sued International Systems Integrators, Inc. ("Integrators"), a New Mexico company which had failed to pay a $232,708 invoice from the Company in respect of certain software and hardware products sold by the Company to Integrators and subsequently resold by Integrators to the United States Air Force. Integrators acted as the prime contractor for the Air Force and the Company acted as a subcontractor to Integrators.

The Company believes that it fully complied with the terms of its subcontract with Integrators. However, Integrators failed to pay the Company's invoice for the products supplied to Integrators by the Company under the subcontract. Integrators was paid by the Air Force for the products supplied by the Company.

The Company sued Integrators, and its principal owner, Bernadette L. Mares (together with Integrators, the "Defendants"), for breach of contract, and is seeking to recover the $232,708, the amount owed under the Company's subcontract with Integrators.

In September 1996, the Defendants filed a counterclaim against the Company alleging defamation, interference with contractual relations and extortion, seeking damages from the Company in an unspecified amount. The Company believes that the Defendants' counterclaim is entirely without merit and intends to contest it vigorously. The Company does not believe that the Defendants' counterclaim will have a material adverse effect on its financial condition or operations.

In October 1996, the Company filed an answer to the Defendants' counterclaims. In December 1996 the Company filed a motion for summary judgment with respect to its claims. In March 1997, the Company's motion for summary judgment was denied by the court. Discovery is continuing in the case and a trial date has not yet been set.

Although the Company has fully reserved the receivable it believes is due under its contract with Integrators, it continues to pursue vigorously all legal remedies available to it with respect to this matter


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
Stockholder's Matters

Effective May, 1990, Integral Systems' over-the-counter stock began trading on NASDAQ. The Company's NASDAQ trading symbol is ISYS. The range of high and low transaction prices as reported by NASDAQ and the market makers for each quarterly period during the fiscal years ended September 30, 1996 and 1995, are shown below:

      1996 Fiscal Year      High        Low

      First Quarter         28 1/4      22
      Second Quarter        27          19
      Third Quarter         29 1/2      21 1/2
      Fourth Quarter        28 1/2      20 1/2



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


Revenue

The Company's principal components of revenue for fiscal years
1996 and 1995 are as follows:


                                           % of                 % of
                              1996        Revenue  1995         Revenue
                           (000's omitted)       (000's omitted)

Government Revenue          $5,686         50.7    $6,239       57.9

Commercial Revenue
EPOCH                        4,240         37.8     3,512       32.6
OASYS/DRS/Other                629          5.6       753        7.0
IMI                            662          5.9       267        2.5
Total                        5,531         49.3     4,532       42.1

Total Consolidated Revenue $11,217        100.0   $10,771      100.0

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

Although the Company believes that its full cadre of software products is important for its future growth and prosperity, to date the Company's largest product investment relates to the development of its EPOCH software, a COTS (commercial off-the-shelf) product for satellite command and control. The Company believes that it is unique in its status as the only entity with COTS software capable of "flying" satellites built by any satellite manufacturer in the world. In fact during April, 1996 the Company was awarded a strategically important contract, a copy of which has been filed herewith as an exhibit, from AT&T Corporation to provide its COTS products (and related integration services) to command and control a fleet of satellites composed of spacecraft from multiple manufacturers. The preponderance of revenue to be derived from this contract is expected to be realized in fiscal year 1997.

During fiscal year 1996, the Company recorded approximately
$4.2 million of revenue for its EPOCH product and associated services compared to $3.5 million of revenue during fiscal year 1995. The 1996 EPOCH revenue total included approximately $465,000 of license revenue compared to approximately $345,000 of this revenue type recorded in 1995. The Company'a material agreements with AT&T Corporation and the Republic of China National Space Program Office, which are filed herewith as Exhibits, contain licensing provisions.

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

Steven R. Chamberlain, 41, a Company founder, has been
Chairman of the Board since June, 1992, President since May 1988 and a Director since 1982. He served as Vice President from 1982 until he became President. From 1978 to 1982, Mr. Chamberlain was employed by OAO Corporation where he progressed from Systems Analyst to Manager of the Offutt Air Force Base field support
office.   Mr. Chamberlain holds a B.S. degree in Physics from
Memphis State University and has done graduate work in Physics and Mathematics at Memphis State and the University of Maryland. Mr. Chamberlain is married to Kimberly A. Chamberlain, who was, at September 30, 1996, the Vice President and Chief Financial Officer of the Company. On February 28, 1997, Ms. Chamberlain resigned as Vice President and Chief Financial Officer of the Company.

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

Kimberly A. Chamberlain, 40, was appointed Vice President and Chief Financial Officer in April, 1995 and has been with the company since 1983. Ms. Chamberlain graduated from the University of Maryland, with a B.S. degree in Business Management in 1985. Before coming to Integral Systems, Ms. Chamberlain worked at OAO Corporation. Ms. Chamberlain is married to Steven R. Chamberlain, the Chairman of the Board and Chief Executive Officer of the Company. On February 28, 1997, Ms. Chamberlain resigned as Vice President and Chief Financial Officer of the Company.

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

Bonnie K. Wachtel, 42, has served as a Director since May
1988. Since 1984 she has been Vice President, General Counsel and a Director of Wachtel & Co., Inc., an investment banking firm in Washington, D.C. Ms. Wachtel serves as a Director of several corporations including VSE Corporation and Information Analysis, Inc. She holds a B.A. and M.B.A. from the University of Chicago and a J.D. from the University of Virginia, and is a Certified Financial Analyst.

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


R. Doss McComas, 42, joined the Board in July, 1995.  Since
1982 he has had various positions with COMSAT RSI, a business unit of COMSAT supplying products and services to the wireless, satellite, air traffic control and other specialized markets worldwide. These positions included General Counsel, Vice President of Acquisitions, Strategic Planning and International Marketing, as well as Group Vice President, responsible for the company's international operations. Currently, he is Chairman and Chief Executive Officer of Plexsys International, a COMSAT RSI equity investment. He holds a B.A. degree from Virginia Polytechnic Institute, a M.B.A. from Mt. Saint Mary's, and a J.D. from Gonzaga University.


Item 10.	Executive Compensation

a. Summary Compensation Table

The following table sets forth compensation received by the Company's CEO and four highest paid executive officers who earned over $100,000 during the fiscal year ended September 30, 1996:

                     SUMMARY COMPENSATION TABLE
                                                Long-Term Compensation
              Annual Compensation               Awards        Payouts
                                       Other                          All other
                                       Annual  Restricted
Name and                               Compen-  Stock            LTIP   Compen-
Principal                              sation   Award(s) Options/Payouts sation
Position           Year Salary($) Bonus($)($)($)($)       SAR(#)    ($)  ($)(1)

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

(1) Employer Pension Contributions


                 OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                   Percent of Total
                        Number of  Options/SARs
                        Options/   Granted to
                        SARS       Employees in   Exercise Base Expiration
Name                    Granted    Fiscal Year    Price($)     Date

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


A total of 85,600 options were issued and 8,787 options were exercised during fiscal year 1996; 5,000 options were canceled. Total options issued and outstanding as of September, 1996 are 117,987. On December 1, 1995, William I. Tittley, the Company's Vice President for Asia Pacific Operations, exercised options for 2,700 shares. On June 27, 1996, Donald F. Mack, Jr., the Company's Vice President of Engineering, exercised options for 1,000 shares.

d. Compensation of Directors

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
Management

a. 	Security Ownership of Certain Beneficial Owners (as of
9/30/96)

None


b. 	Security Ownership of Management (as of 9/30/96)


Name of Owner	             (1)(2)Shares   Percentage of Total Shares
                                                Owned


Steven R. Chamberlain                79,040      7.7%
Thomas L. Gough                      37,850      3.7%
Robert P. Sadler                     52,340      5.1%
Kimberly A. Chamberlain              10,460      1.0%
Donald F. Mack, Jr.                  11,350      1.1%
Steven K. Kowal                      43,346      4.2%
Steven A. Carchedi                   26,500      2.6%
William Tittley                       3,800       .4%
Bonnie K. Wachtel                     5,000       .5%
Dominic A. Laiti                      5,000       .5%
R. Doss McComas                       4,500       .4%

Officers and Directors as a group   279,186     27.0%

(1)  Includes Options
(2) There are no shares issuable to the individuals named in this table within 60 days.


Item 12.	Certain Relationships and Related Transactions

Bonnie K. Wachtel is Vice President, General Counsel and
Director of Wachtel & Co., Inc., one of the Underwriters of ISI's initial public offering.


Item 13.	 Exhibits, Financial Statement Schedules, and Reports
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

(2) Material Contracts

Contract, dated 9/27/90 between Integral Systems, Inc. and the U.S. National Oceanic and Atmospheric Administration, page 36.
(Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange
Commission.)

Contract, dated 12/22/94, between Integral Systems, Inc. and the
Republic of China National Space Program Office, page 104.
(Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange
Commission.)

Contract, dated 5/17/96, between Integral Systems, Inc. and the U.S. National Oceanic and Atmospheric Administration, page 164.
(Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange
Commission.)

Contract, dated 4/8/96, between Integral Systems, Inc. and AT&T
Corporation, page 421. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.)


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


                        INTEGRAL SYSTEMS, INC.


                        BY:		/s/
                        Steven R. Chamberlain
                        Chairman of the Board and
                        Chief Executive Officer

                        DATE:  4/2/97


                        BY:		/s/
                        Thomas L. Gough
                        President, Chief Operating
                        Officer
                        Director

                        DATE:  4/2/97


                        BY:		/s/
                        Elaine M. Parfitt
                        Chief Financial Officer,
                        Principal Accounting Officer

                        DATE:  4/2/97

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          Signature	Titles                                Date


Chairman of the Board, Director, Chief Executive Officer
Steven R. Chamberlain                                     4/1/97

President, Chief Operating Officer, Director
Thomas L. Gough                                           4/1/97

Vice President of Quality Control,
Secretary & Treasurer; Director
Robert P. Sadler                                          4/1/97


Director
Bonnie K. Wachtel                                        3/31/97


Director
Dominic A. Laiti                                         4/1/97


Director
R. Doss McComas                                          4/1/97

              INTEGRAL SYSTEMS, INC.
                 AND SUBSIDIARIES


            CONSOLIDATED FINANCIAL STATEMENTS
     For the Years Ended September 30, 1996 and 1995
                             AND

              INDEPENDENT AUDITORS' REPORT

                    TABLE OF CONTENTS


DESCRIPTION	PAGES

Independent Auditors' Report                            1

Consolidated Balance Sheet as of September 30, 1996     2

Consolidated Statements of Operations for the Years
  Ended September 30, 1996 and 1995                     3
Consolidated Statements of Stockholders' Equity for
  the Years Ended September 30, 1996 and 1995           4
Consolidated Statements of Cash Flows for the Years
  Ended September 30, 1996 and 1995                     5

Notes to Consolidated Financial Statements            6-15

RUBINO & McGEEHIN CHARTERED
CERTIFIED PUBLIC ACCOUNTANTS
6905 ROCKLEDGE DRIVE, SUITE 700
BETHESDA, MARYLAND  20817-1818
301-564-3636
FAX 301-564-2994

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

RUBINO & McGEEHIN
November 20, 1996
Bethesda, Maryland

              INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                        SEPTEMBER 30, 1996

                               ASSETS

Current assets
Cash and cash equivalents                              $1,369,915
Accounts receivable                                     4,849,886
Employee receivables                                       24,200
Prepaid expenses                                           59,956
Deferred income taxes                                      73,913

Total current assets                                    6,377,870

Property and equipment, at cost, net of accumulated
 depreciation and amortization of $446,769                399,108

Other assets
Deposits                                                    7,182
Software development costs, net of accumulated
 amortization of $1,463,779                             1,295,514

Total assets                                           $8,079,674

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable - trade                                 $786,701
Accrued expenses                                        1,157,356
Billings in excess of revenue for contracts
in progress                                               128,925
Income tax payable                                         48,060

Total current liabilities                               2,121,042

Commitments and contingencies
Common stock, $.01 par value, 2,000,000 shares
  authorized, 952,533 shares issued
  and outstanding                                           9,525
Additional paid-in capital                                825,311
Retained earnings                                       5,123,796

Total stockholders' equity                              5,958,632

Total liabilities and stockholders' equity             $8,079,674

The accompanying notes are an integral part of the these consolidated financial statements.

              INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Years Ended September 30, 1996 and 1995


Revenue                                            $11,217,148   $10,770,661

Cost of revenue
Direct labor                                         3,617,255     3,526,899
Direct equipment and subcontracts                    1,567,215     2,218,243
Travel and other direct costs                          302,373       159,992
Overhead costs                                       2,729,793     2,385,043

Total cost of revenue                                8,216,636     8,290,177

Gross margin                                         3,000,512     2,480,484

Selling, general and administrative                  1,758,248     1,434,296
Product amortization                                   509,477       508,556
Bad debt expense                                       232,708             -

Income from operations                                 500,079       537,632

Other income (expense)
Interest income                                         65,396        76,222
Interest expense                                        (2,320)       (2,529)
Miscellaneous, net                                     (60,787)      (35,139)

Income before income taxes                             502,368       576,186

Provision for income taxes                             179,351       195,483

Net income                                            $323,017      $380,703

Weighted average number of common shares               948,021       942,155

Earnings per share:
Net income                                                $ .34        $ .40

The accompanying notes are an integral part of these consolidated financial statements.

                  INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the Years Ended September 30, 1996 and 1995

                                     Common
                                     Stock at   Additional
                          Number of  Par        Paid-in    Retained
                            Shares   Value      Capital    Earnings      Total

Balance, September 30, 1994 938,020  $ 9,380  $ 635,541  $4,420,076  $5,064,997

Stock options exercised       5,726       57     60,896           -      60,953

Net income                        -        -          -     380,703     380,703

Balance, September 30, 1995 943,746    9,437     696,437  4,800,779   5,506,653

Stock options exercised       8,787       88     128,874          -     128,962

Net income                        -        -           -    323,017     323,017

Balance, September 30, 1996 952,533  $ 9,525   $ 825,311  $5,123,796 $5,958,632

The accompanying notes are an integral part of these consolidated financial statements.

                INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Years Ended September 30, 1996 and 1995

                                                             1996        1995
Cash flows from operating activities:
Net income                                                $323,017    $380,703
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and amortization                              705,793     677,207
Change in deferred taxes                                   (13,194)     20,805
(Increase) decrease in:
  Accounts receivable                                   (1,366,109) (1,090,207)
  Interest receivable                                            -      10,333
  Prepaid expenses and deposits                              4,549     (46,815)
  Employee receivable                                      (24,200)          -
  Income tax receivable                                          -       6,361
(Decrease) increase in:
  Accounts payable - trade                                 434,706     145,031
  Accrued expenses                                         282,108    (157,414)
  Billings in excess of revenue
    for contracts in progress                             (432,277)    337,288
  Income tax payable                                       (60,421)    108,481

Total adjustments                                         (469,045)     11,070

Net cash (used) provided by operating activities          (146,028)    391,773

Cash flows from investing activities:
Acquisition of property and equipment                     (306,799)   (217,642)
Software development costs                                (431,773)   (315,470)
Sale of marketable securities                                    -     403,100
Net cash used in investing activities                     (738,572)   (130,012)

Cash flows from financing activities:
Proceeds from issuance of common stock                     128,962      60,953

Net (decrease) increase in cash                           (755,638)    322,714
Cash and cash equivalents, beginning of year             2,125,553   1,802,839

Cash and cash equivalents, end of year                  $1,369,915  $2,125,553
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


2.	Accounts Receivable and Revenue

	Accounts receivable at September 30, 1996 consists of the
following:
  Billed
Government - prime contracts       $  669,556
Government - subcontractors           440,871
Commercial customers                1,655,615
  Subtotal                          2,766,042

  Unbilled
Government - prime contracts          827,637
Government - subcontractors            91,269
Commercial customers                1,164,938
  Subtotal                          2,083,844

  Total                            $4,849,886


2.	Accounts Receivable and Revenue (continued)

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


3.	Property and Equipment

	Property and equipment as of September 30, 1996, are as
follows:
Electronic equipment                        $728,956
Furniture and fixtures                        54,898
Leasehold improvements                        11,365
Software                                      50,658

   Total property and equipment              845,877

Less: accumulated depreciation
             and amortization               (446,769)

                                            $399,108


4.	Software Development

	Software development costs at September 30, 1996, consist of the following:

Costs incurred                      $2,759,293
  Less:  accumulated amortization   (1,463,779)
                                    $1,295,514

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
6.	Accrued expenses

	Accrued expenses at September 30, 1996, consist of the following:

Accrued payroll                $544,974
Accrued vacation                253,950
Payroll taxes                   171,054
Retirement plan payable         158,897
Other                            28,481

                            $ 1,157,356

7.	Commitments and Contingencies

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

8.	Income Taxes

	For the years ended September 30, 1996 and 1995, the provision for income taxes consisted of the following:

                                  1996          1995

Current tax expense
Federal                           $154,910      $142,972
State                               37,635        31,706
                                   192,545       174,678
Deferred tax (benefit) expense     (13,194)       20,805

Total provision                   $179,351      $195,483

	At September 30, 1996, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:
                                                  Asset
                                                (Liability)
Depreciation and amortization                   $(36,827)
Vacation accrual                                  99,040
Revenue reserve                                   11,700

Net deferred income tax asset                   $ 73,913

	The effective income tax rates differ from the statutory
United States income tax rate due principally to the
following:
                                            1996     1995

Federal statutory rate                      34.0%    34.0%
State tax, net of federal
  income tax benefit                         4.6      4.6
Tax-exempt interest                            -     (0.8)
Tax deductible stock option compensation    (2.8)    (4.1)
Other, primarily change in estimate          0.1)     0.2

Effective rate                              35.7%    33.9%


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


Stock option transactions under the plan for the years ended
September 30, 1996 and 1995, are summarized as follows:

                                           1996       1995

Options outstanding, beginning of year      46,174    30,800
Granted                                     85,600    21,100
Exercised                                   (8,787)   (5,726)
Cancelled                                   (5,000)        -
Options outstanding, end of year           117,987    46,174

Option price range                         $21.50 to    $17.75 to
                                           $29.00       $26.00
Options exercisable, end of year            19,012      15,714
Options available, end of year              51,850     132,450

10.		Stock Option Plan (continued)

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

	Through its wholly-owned subsidiary, IMI, the Company acts as a manufacturer's representative, selling electronic test instrumentation and equipment to customers primarily in Maryland, Virginia and the District of Columbia. (The
Company's other wholly-owned subsidiary, InterSys, provides consulting services for satellite design and procurement, but is presently inactive.)

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