Form 10KSB/A
period 1996-09-30
INTEGRAL SYSTEMS INC /MD/
filed 1997-05-13
CIK 718130

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                          FORM 10-KSB/A
                           Amendment 2


    (Mark One)
         X    	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
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

                           PART 1


Item 1.  Business

General

   Integral Systems, Inc. (hereinafter referred to as "ISI" or the "Company") is a leading provider of satellite ground systems: computer systems for satellite command and control, data processing, simulation, and flight software validation.
The Company believes it is the only provider that offers "commercial-off-the-shelf" ("COTS") software for satellites that is actually used in satellite operations. The Company's proprietary COTS products, the EPOCH 2000 system and the OASYS system, offer satellite operators a low-cost, highly-adaptable system that can be used for any currently operating satellite with minimal modification.



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

Although the Company has fully reserved the receivable it believes is due under its contract with Integrators, it continues to pursue vigorously all legal remedies available to it with respect to this matter.


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



   Although the Company believes that its full cadre of software products is important for its future growth and prosperity, to date the Company's largest product investment relates to the development of its EPOCH software, a COTS (commercial off-the-shelf) product for satellite command and control. The Company believes that it is unique in its status as the only entity with COTS software capable of "flying" satellites built by any satellite manufacturer in the world. In fact, during April, 1996 the Company was awarded a contract (a copy of which has been filed herewith as an exhibit) by AT&T Corporation that, while accounting for a modest amount of revenues, is strategically important for the company because it calls for use of the Company's COTS (and related integration services) to command and control a fleet of satellites composed of spacecraft from multiple manufacturers. The Company expects that approximately 75% of the revenue to be derived from this contract will be realized in fiscal year 1997.



During fiscal year 1996, the Company recorded approximately
$4.2 million of revenue for its EPOCH product and associated services compared to $3.5 million of revenue during fiscal year 1995. The 1996 EPOCH revenue total included approximately $465,000 of license revenue compared to approximately $345,000 of this revenue type recorded in 1995. The Company's material agreements with AT&T Corporation and its subcontract with Allied Signal Technical Servics Corporation with respect to a project for the Republic of China National Space Program Office, which are filed herewith as Exhibits, contain licensing provisions.

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



   As a result of its current cash reserves, its unused line of credit, its current profitability and management's internal budgeting and planning, the Company believes it will have adequate cash resources to meet its obligations for the foreseeable future. Although operating and investing activities consumed significant sums of cash during 1996, the Company does not believe it will have to rely on external sources of cash (i.e. its line of credit) to fund its growth and future software development in fiscal year
1997.



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



   Aggregated Option/SAR Exercises in Last Fiscal Year and
FY-End Option/SAR Values

(a)                     (b)        (c)       (d)                 (e)
                                          Number of
                                   Securities Underlying  Value of Unexercised
                                     Unexercised Options/  In-the-Money Options
                                        SARs at FY-End(#) SARs at FY-End

                 Shares Acquired    Value    Exercisable      Exercisable
Name              on Exercise (#) Realized Unexercisbale    Unexercisable
VP, Asia Pacific
Operations
William I. Tittley       2,700     $46,525     $3,500          $65,875
                                          (unexercisable) (unexercisable)




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




                        INTEGRAL SYSTEMS, INC.


                        BY:		/s/
                        Steven R. Chamberlain
                        Chairman of the Board and
                        Chief Executive Officer

                        DATE:  5/13/97


                        BY:		/s/
                        Thomas L. Gough
                        President, Chief Operating
                        Officer
                        Director

                        DATE:  5/13/97


                        BY:		/s/
                        Elaine M. Parfitt
                        Chief Financial Officer,
                        Principal Accounting Officer

                        DATE:  5/13/97

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          Signature	Titles                                Date


Chairman of the Board, Director, Chief Executive Officer
Steven R. Chamberlain                                     5/13/97

President, Chief Operating Officer, Director
Thomas L. Gough                                           5/13/97

Vice President of Quality Control,
Secretary & Treasurer; Director
Robert P. Sadler                                          5/13/97


Director
Bonnie K. Wachtel                                         5/13/97


Director
Dominic A. Laiti                                          5/13/97


Director
R. Doss McComas                                           5/13/97

EXHIBIT A


                              AWARD/CONTRACT
                              OMB No. 0690-0008 Expiration Date: November 1996

1. THIS CONTRACT IS A RATED ORDER UNDER DPAS (15 CFR 350) RATING

2. CONTRACT  NO.      |3. EFFECTIVE DATE         |4. REQUISITION/PROJECT NO.
 50-DDNE-6-90029       |  SEE BLOCK 20C           |  NE-EK3000-6-00004

 5. ISSUED BY  CODE:  OFA 511 ABR       |6. ADMINISTERED BY  Code:
                                        | (If other than Item 5)
 U.S. Dept. of Commerce/NOAA            |
 PGAS/POD/ADP Contracts Branch          |
 Room 4301, 1325 East-West Highway      |
 Silver Spring, MD  20910               |

 7. NAME AND ADDRESS OF CONTRACTOR      | 8. DELIVERY
                                        |    [ ]   FOB ORIGIN
 Integral Systems, Inc.                 |    [X]   OTHER (See below)
 5000 Philadelphia Way, Suite A         | Suitland, MD and Falcon Air Force
 Lanham, MD  20706-4417                 |  Base.
                                        | 9. DISCOUNT FOR PROMPT PAYMENT
                                        |
Attention:  Pat Woods                   |
            Project Manager             |

  10.SUBMIT INVOICES TO ADDRESS IN  : (4 Copies)     G.3

 11. SHIP TO/ MARK FOR  CODE: E/OSD3    |12. PAYMENT WILL BE MADE BY
                                        |    CODE:  OFA 2212
 NOAA/NESDIS  Attn: Harold Wood         | U.S. Dept. of Commerce/NOAA
 FB-4, Room 3308                        | Management Service Center
 Washington, D.C.  20233                | Caller Service #7025
                                        | Germantown, MD  20874
 13. AUTHORITY FOR USING OTHER THAN FULL AND OPEN COMPETITION
[ ] 10 U.S.C. 2304(c) ( )  [ X] 41 U.S.C. 253(c) ( 1)

 14. ACCOUNTING AND APPROPRIATION DATA
     INCREASE  %%%%%%%%%%%  6 EA5000 8N2ACV00

 15A.ITEM   15B.SUPPLIES/         15C.QUANTITY 15D.UNIT  15E.UNIT  15F.AMOUNT
     NO.        SERVICES                                    PRICE

  Letter Contract for the Integrated Polar Acquisition Control
  Subsystem (IPACS) in accordance with the accompanying terms and conditions and ISI proposals dated 03/21/96 and 04/01/96 as modified by ISI response dated 07/29/96 to Government questions and ISI revised cost proposal dated 08/12/96. Base Contract Period is 30 months from date of letter contract award.

       15G.  TOTAL AMOUNT OF LETTER CONTRACT:  %%%%%%%%%%%%%

EXCEPTION TO STANDARD FORM SF26 (REV.4-85)                Prescribed by GSA
                                 Page 1 of 2
                                                         FAR(48 CFR) 53.214(a)
                                AWARD/CONTRACT

                             16.  TABLE OF CONTENTS
    SEC                             DESCRIPTION
PAGE(S)
                                PART I - THE SCHEDULE
     A   SOLICITATION/CONTRACT FORM                                      2
     B   SUPPLIES OR SERVICES AND PRICES/COSTS                           4
     C   DESCRIPTION/SPECIFICATIONS/WORK STATEMENT                      51
     D   PACKAGING AND MARKING                                           2
     E   INSPECTION AND ACCEPTANCE                                       5
     F   DELIVERIES OR PERFORMANCE                                       3
     G   CONTRACT ADMINISTRATION DATA                                    4
     H   SPECIAL CONTRACT REQUIREMENTS                                  13
                             PART II - CONTRACT CLAUSES
     I    CONTRACT CLAUSES                                              19
           PART III - LIST OF DOCUMENTS, EXHIBITS AND OTHER ATTACHMENTS
     J   LIST OF ATTACHMENTS                                             1
                    PART IV - REPRESENTATIONS AND INSTRUCTIONS
     K   REPRESENTATIONS, CERTIFICATIONS AND OTHER STATEMENTS OF OFFERORS
     L   INSTRUCTIONS, CONDITIONS, AND NOTICES TO OFFERORS
     M   EVALUATION FACTORS FOR AWARD


        CONTRACTING OFFICER WILL COMPLETE ITEM 17 OR 18 AS APPLICABLE


17. [] CONTRACTOR'S NEGOTIATED AGREEMENT (Contractor is required to sign this document and return 3 copies to issuing office.) Contractor agrees to furnish and deliver all items or perform all the services set forth or otherwise identified above and on any continuation sheets for the consideration stated herein. The rights and obligations of the parties to this contract shall be subject to and governed by the following documents: (a) this award/contract, (b) the solicitation, if any, and (c) such provisions, representations, certifications, and specifications as are attached or incorporated by reference herein. (Attachments are listed herein.)


18. [ ] AWARD (Contractor is not required to sign this document.) Your offer on Solicitation Number %%%%%%, including the additions or changes made by you which additions or changes are set forth in full above, is hereby accepted as to the items listed above and on any continuation sheets. This award consummates the contract which consists of the following documents: (a) the Government's solicitation and your offer, and (b) this award/contract. No further contractual document is necessary.

19A. NAME AND TITLE OF SIGNER             20A. NAME OF CONTRACTING OFFICER
     (Type or print)                          Ina R. Merson
                                             Contracting Officer

19B. NAME OF CONTRACTOR                   20B. UNITED STATES OF AMERICA

by                                          by
(Signature of person authorized to sign)    (Signature of Contracting Officer)

19C. DATE SIGNED                           20C. DATE SIGNED
 EXCEPTION TO STANDARD FORM 26 (REV.4-85)

SECTION B                                 50-DDNE-6-90029


SECTION B - SUPPLIES OR SERVICES AND PRICE/COSTS



B.1   TYPE OF CONTRACT  -  COST-PLUS-FIXED-FEE, COMPLETION
B.2   SUPPLIES/SERVICES TO BE FURNISHED AND PRICES COST
B.3   ESTIMATED AND ALLOWABLE COSTS-FULLY FUNDED CONTRACTS
B.4   CONTRACT FEE



B.1   TYPE OF CONTRACT - COST-PLUS-FIXED-FEE, COMPLETION

The Government contemplates award of a cost-plus-fixed-fee
(CPFF) completion contract resulting from this solicitation.
A CPFF contract provides for payment to the contractor of allowable costs incurred during performance (to the extent prescribed in the contract and by regulation) and a fixed fee (profit). Once negotiated, the fixed fee is not subject to revision based upon the contractor's actual cost, but it may be adjusted as a result of the changes subsequent to award in the work or services to be performed under the contract. The completion form of contract describes the scope of work to be done as a clearly defined task or job with a definite goal or target expressed and with a specified end product required. This form of contract requires the contractor to complete and deliver the specified end product as a condition for payment of the entire fixed fee established for the work and within the estimated cost if possible. However, in the event the work cannot be completed within the estimated cost, the Government can elect to require more work and effort from the contract without an increase in fee, provided it increases the estimated cost.


B.2   SUPPLIES/SERVICES TO BE FURNISHED AND PRICES/COSTS

The Contractor, as an independent contractor, and not as an agent of the Government, shall furnish the necessary qualified personnel, materials, and services required for development, installation and support of the Integrated Polar Acquisition and Control Subsystem (IPACS) for the National Environmental Satellite Data and Information Service (NESDIS). All Contractor support services shall conform with the terms and conditions of this contract. This work shall be performed in accordance with the Statement of Work as set forth in Section C.

                         Page B - 1
SECTION B                                 50-DDNE-6-90029

BASE PERIOD OF PERFORMANCE - FOR THIRTY MONTHS FROM DATE OF
AWARD

                                                     ESTIMATED
ITEM NO.   SERVICES                       QUANTITY   COST

01        INTEGRATED POLAR ACQUISITION
           AND COST SUBSYSTEM              1 SYSTEM

All costs will be incurred in accordance with ISI proposals dated 03/21/96 and 4/01/96 as modified by ISI response dated 07/29/96 to Government questions and ISI revised proposal dated 08/12/96, up to ceiling cost of %%%%%%%%%%%%%% .

0001A   Hardware necessary for the          1 SYSTEM

        development of the Integrated
        Acquisition and Control Subsystem
        (IPACS) IAW SOW

0001B   Software necessary for the           1 SYSTEM

        development of the IPACS IAW SOW

0001C   System documentation including        1 SYSTEM

        Planning Documents, Design Review
        Documents, Specification Documents
        And Monthly Progress Reports IAW SOW

0001D   IPACS Installation IAW SOW             1 SYSTEM


0001E   IPACS Testing IAW SOW                  1 SYSTEM


0001F   IPACS Phase-Over IAW SOW               1 SYSTEM


0001G   IPACS Training IAW SOW                 1 SYSTEM

0001H   IPACS Spare Parts IAW SOW              1 SYSTEM


0001I   IPACS Hardware Maintenance             1 SYSTEM


                                       TOTAL COST


                                   TOTAL FIXED FEE


                                   BONUS FEE

* To Be Negotiated

**  See Clause B.4 Contract Fee.


TOTAL CEILING COST FOR CLIN 0001 FOR LETTER CONTRACT $

                                 Page B - 2

SECTION B
50-DDNE-6-90029

OPTIONS

0002   Software Technical Support Services     12 Months
       in accordance with Section 14.3.2
       of the Statement of Work, from contract
       month 31 through 42.
                                          TOTAL COST

0003   Technical Support for Hardware            6 Months
       Maintenance, Suitland, MD IAW SOW
       Section 14.3.1.1 from contract
       Month 31 through 36.
                                           TOTAL COST


                                           FIXED FEE


                                           TOTAL CPFF

0004   Technical Support for Hardware            6 Months
       Maintenance, Falcon Air Force Base,
       Colorado IAW SOW Section 14.3.1.2
       From contract month 31 through 36.

                                           TOTAL COST


                                           TOTAL FIXED FEE


                                           TOTAL CPFF


0005   Software Technical Support Services        12 Months
       in accordance with Section 14.3.2
       of the Statement of Work from contract
       month 43 through 54.

                                           TOTAL COST


                                           TOTAL FIXED FEE


                                           TOTAL CPFF


0006   Software Technical Support Services         6 Months
       in accordance with Section 14.3.2
       of the Statement of Work from contract
       month 55 through 66.

                                           TOTAL COST


                                           TOTAL FIXED FEE


                                           TOTAL CPFF


* To Be Negotiated


                                Page B - 3

SECTION B
50-DDNE-6-90029


B.3     ESTIMATED AND ALLOWABLE COSTS-FULLY FUNDED CONTRACTS

(a)  Estimated Costs

            The estimated cost of this letter contract is $ which consists of $%%%%%%%%%%%for reimbursable costs and $ for fixed fee. "Limitation of Cost," clause 52.216-7
"Allowable Cost and Payments," and clause 52.216-8 "Fixed
Fee."

(b) Allowable Costs

(1) Final annual indirect cost rate(s) and the appropriate Base(s) shall be established in accordance with Subpart 42.7 of the Federal Acquisition Regulation (FAR) in effect for the period covered by the indirect cost rate proposal.

                  (2)  Until final annual indirect cost rates
are established for any period, the Government shall reimburse the contractor at billing rates established by the appropriate Government Representative in accordance with FAR 42.704, subject to adjustment when the final rates are established. The established billing rates are currently as follows:

     Provisional overhead billing rate:            of labor
           Categories located at company's site.


     Provisional G&A billing rate:          applied to total
           Costs, less subcontracts and direct materials.


B.4          CONTRACT FEE

In performance of this contract the fee shall be divided into "Fixed Fee"and "Bonus Fee" portions. The "Fixed Fee" is payable in accordance with FAR 52.216-08 and shall be awarded for successful achievement of the following contract milestone(s): (To be Negotiated.) Payment of "Bonus Fee" is to be made based on the Government's judgmental evaluation of the contractor's performance and is not subject to the Disputes clause of this contract.

                                   Page B - 4

      50-DDNE-6-90029



SECTION C



DESCRIPTION/SPECIFICATION/WORK STATEMENT



FOR THE



INTEGRATED POLAR ACQUISITION AND CONTROL SUBSYSTEM




January 1996

50-DDNE-6-90029

Table of Contents



1.0  INTRODUCTION                                     1
	1.1  Background                                 1
	1.2  Scope                                      2
	1.3  Document Organization                      3

2.0  SYSTEM DESCRIPTION                          4
	2.1  DMSP Space Segment                         4
	2.2  Ground Segment                             5
			2.2.1  Ground System Operations               6
			2.2.1.1  SOCC Operations                      7

3.0  EQUIPMENT                                   9
	3.1  Government Furnished Equipment (GFE)       9
	3.2  Contractor-furnished Equipment             9

4.0  STANDARD DOCUMENTATION                     11
	4.1  Additional Documentation                  12

5.0  IPACS DEPLOYMENT                           17
5.1  IPACS Specifications                       17
	5.1.1  Capacity                                17
	5.1.2  IPACS System Availability               17
	5.1.3  Failure Recovery                        18
	5.1.4 Remote Access                            18
	5.2  IPACS Hardware                            18
	5.3  Operating Environment                     18

6.0  IPACS SYSTEM REQUIREMENTS                  20
	6.1  Telemetry Processing                      20
		6.1.1 Decommutation                           20
   		6.1.2 Data Display                         21
		6.1.3 Data Archiving                          21
		6.1.4 Data Playback                           21
		6.1.5 Pseudo Telemetry Processing             21
		6.1.6 Dump Comparison                         22
		6.1.7 State Check                             22
	6.2  Command Processing                        22
		6.2.1 Command Modes                           22
		6.2.2 Satellite Loads                         23
		6.2.3 Command Verification                    23
		6.2.4  Command Encryption                     24
		6.2.5  Clock Correction                       24
		6.2.6  Automatic Retry                        24
	6.3 Ground System Management                   24
		6.3.1  Ground System Initialization           25
		6.3.2  Ground System Failover                 25
	 6.3.3  Performance Accounting and Reporting   25
		6.3.4  Local Area Network (LAN)
                   Monitoring                   25
	6.4  History/Trends Subsystem                  26
		6.4.1  History Archives                       26
		6.4.2  Trends Processing                      26
		6.4.3  Trends Analysis                        26
	6.5  Communications Requirements               27
		6.5.1  Wideband Data                          27
		6.5.2  DMSP INTERNET                          27
	      6.5.3  External Interfaces               27

50-DDNE-6-90029

	6.6  IPACS Timing                              28
	6.7 Advanced Flight Vehicle Simulation
		Facility (AFVSF) Integration                  28
		6.7.1 AFVSF Local Mode Operations             28
		6.7.2 AFVSF ARTS Loop-back Mode               28
    	6.8  DMSP Scheduler                        28

7.0  GENERAL TEST REQUIREMENTS                  30
	7.1  Hardware                                  30
		7.1.1  Hardware Requirements
                   Determination                30
		7.1.2  Hardware Development and
                   Acquisition                  31
		7.1.3  Hardware Certification                 31
	7.2  Software                                  31
		7.2.1  Software Requirements Analysis         31
			7.2.1.1  Software Requirements
                           Review               31
			7.2.1.2  Preliminary Software
                           Design Review        31
			7.2.1.3  Critical Software
                           Design Review        32
			7.2.1.4  Software Implementation             32
		7.2.2  Process Certification                  32
		7.2.3  Software Integration Tests             32
	7.3  System Tests                              33
		7.3.1  In-plant System Test                   33
		7.3.2  On-site System Test                    33
	7.4  System Acceptance Test                    33

8.0 TRAINING PLAN	35
	8.1  Contractor-developed Courses              35
		8.1.1  IPACS Overview                         35
		8.1.2  Computer Systems Training              35
		8.1.3  Satellite Operations Training          36
		8.1.4  Software Maintenance Training          36
		8.1.5  Analytical Capabilities Training       37
	8.2  OEM Maintenance Training                  37
	8.3  GFE Maintenance Training                  37

9.0  DOCUMENTATION                              38
	9.1  Operations and Maintenance
		(O & M) Manuals                               38
	9.2  Contractor Supplied Software
             and User Manuals                   38
		9.2.1  Software Maintenance Manual            38
		9.2.2  Data Base Manual                       39
		9.2.3  Users Guides                           39
	9.3  Source Listings                           39
	9.4  Interface Control Document                39

10.0 PHASED INSTALLATION REQUIREMENTS           41
	10.2  Site Description                         41
	10.3  IPACS Installation                       42
	10.4  Cabling                                  42
	10.5  Tools and Equipment                      42

11.0  PHASE-OVER REQUIREMENT                    44
	11.1  Stand Alone Implementation               44
	11.2  Phase-Over Plan                          44

50-DDNE-6-90029

12.0  MAINTENANCE REQUIREMENTS                  46
	12.1 In-plant Maintenance on GFE               46
	12.2  IPACS Maintenance Service                46
		12.2.1  SOCC Maintenance Support              46
		12.2.2 FOCC Maintenance Support               46
		12.2.3  Depot Level Maintenance               46

13.0 QUALITY ASSURANCE PROGRAM                  48
	13.1  Definition                               48
	13.2  Requirements                             48
		13.2.1  Quality Audits                        48
		13.2.2  Reviews                               49
		13.2.3  Reporting and Control                 49
		13.2.4  Documentation                         49

14.0  ADDITIONAL REQUIREMENTS                   50
	14.1  Spare Parts                              50
	14.2  Software Development                     50
		14.2.1  Development Support Hardware          50
		14.2.2  Software                              50
	14.3  Technical Support                        51

ANNEX I - DMSP COMMAND, CONTROL, COMMUNICATIONS (C3) SEGMENT
SPECIFICATION TREE dated 01/03/95.         33 Pages

50-DDNE-6-90029

SECTION 1

	INTRODUCTION

1.0  INTRODUCTION

The National Environmental Satellite, Data, and Information Service (NESDIS) of the National Oceanic and Atmospheric Administration (NOAA) is responsible for operating the civil Television, Infrared Operational Satellite (TIROS) environmental satellite program. Concurrently the U.S. Air Force (USAF) is responsible for operating the Department of Defense (DoD) Defense Meteorological Satellite Program (DMSP). A major activity in support of these operations is the ground system tracking, telemetry, and command (TT&C) functions for control of the satellites provided through the capabilities of the polar satellite ground systems of the two operating agencies.

1.1  Background

Presidential Decision Directive/NTSC-2 of May 1994 directed that these two satellite programs converge to produce a single satellite designated the National Polar Operational Environmental Satellite System (NPOESS) to serve both civil and military needs. The NPOESS satellite is projected to be available for launch in Yr. 2004. Until such time, the inventory of TIROS and DMSP spacecraft under contract will be launched into the two independent constellations as at present.

As part of the convergence effort, TIROS/DMSP operations will be integrated as an interim step to the fully converged NPOESS program. Integrated operations are to be conducted from the existing NOAA Satellite Operations Control Center (SOCC) located at Suitland, MD, with a Falcon AFB, CO, backup operations control center (FOCC). TIROS operations are conducted through NOAA Command and Data Acquisitions (CDA) stations located at Fairbanks, AK, and at Wallops Station VA. DMSP operations are currently conducted from the Multipurpose Satellite Operation Center (MPSOC) at Offutt AFB, NE, a DMSP dedicated tracking station and backup Satellite Operations Center (FSOC) at Fairchild AFB, WA, and the common user DMSP enhanced Automatic Remote Tracking Stations (ARTS) of the Air Force Satellite Control Network (AFSCN).
 The DMSP enhanced ARTS, capable of supporting DMSP Mission Data Recovery
(MDR) and transfer, are located at Thule, Greenland; New Boston, NH; Oahu, HI; and, scheduled for activation in 1997, Vandenberg AFB, CA. All AFSCN ARTS are capable of DMSP telemetry acquisition and satellite commanding. Transition to NOAA operation will permit the phase out of the dedicated tracking station at Fairchild AFB and the MPSOC at Offutt AFB.

50-DDNE-6-90029

 This document establishes requirements for integration of SOCC and MPSOC satellite control center functions at the NOAA SOCC to operate in conjunction with designated tracking stations. The integrated satellite control center configuration for purposes of this document will be referred to as the Integrated Polar Acquisition and Control Subsystem (IPACS). Telemetry, as used in this document, refers to spacecraft and instrument state of health information and not to sensor science "mission data."

1.2  Scope

This document sets forth the requirements for IPACS. IPACS shall retain all the functional characteristics of the existing NOAA operational Polar Acquisition and Control Subsystem (PACS) and incorporate those functions unique to DMSP operation. IPACS shall provide a DMSP Scheduler function incorporating, as a minimum, all features of the current PLANS scheduling capabilities for scheduling DMSP operations. DMSP ground system devices will be relocated, initially for the contractor's development effort, and then to the SOCC and FOCC to provide the data handling for telemetry processing, voice and data encryption, command generation and encryption, and interfaces to GFE and communications facilities to operate with the AFSCN network.

It is the objective that IPACS maximize the use of PACS features for Man Machine Interface, telemetry processing, command processing, History and Trends archiving, and ground system management.

Elements of the IPACS system at the Suitland SOCC, the primary DMSP control center, will also be provided at a DMSP backup facility to be located at Falcon AFB,CO. IPACS at FOCC will interface with the AFSCN for DMSP command and control backup in the event of a communications or SOCC outage, or as directed by the National Command Authority (NCA).

IPACS shall establish a DMSP operations area within the SOCC, adjacent to the existing TIROS operations area. Additionally, the IPACS shall provide current technology processors compatible with the existing PACS applications software.

The contractor shall be responsible for the design and implementation of IPACS at the specified locations. The contractor shall provide hardware, software, installation, testing, training, documentation and post-installation support in accordance with the requirements set forth in this document.

50-DDNE-6-90029

1.3  Document Organization

This Statement of Work (SOW) consists of 14 sections, 10 appendices, and one annex. Section 1 provides an introduction to the requirements for IPACS.
Section 2 presents an overview of the polar orbiting satellite system.
Section 3 lists major items of DMSP
equipment to be furnished by the government Section 4 identifies other documents relevant to this work. Section 5 presents a general description of the required IPACS. Section 6 presents IPACS functional requirements. Sections 7 through 14 address testing, training, documentation, installation and integration, phase-over, warranty, quality assurance, and additional requirements, respectively.

50-DDNE-6-90029

	SECTION 2

	SYSTEM OVERVIEW


2.0  SYSTEM DESCRIPTION

The transitional Integrated Polar Orbiting Environmental Satellite System will consist of the space-based Advanced TIROS-NOAA (ATN) and the DMSP satellite flight segments, and the earth-based integrated NOAA and AFSCN elements of the ground segment. The nominal flight segment for each of the NOAA and USAF programs is based upon two Operational satellites with highest operational priority, two partially functioning Standby satellites, and residual in-orbit assets which may support special purpose test activities.
 IPACS will support the DMSP element of the transitional integrated polar satellite system.

2.1  DMSP Space Segment

DMSP polar orbiting satellites are sun synchronous in that the satellites cross the equator at the same local sun time each orbit. This provides consistent illumination of the area observed. The orbital period is nominally 102 minutes, permitting just over 14 complete earth orbits daily.
 As the Earth rotates under each orbit, satellite instruments view a different portion of the Earth's surface and atmosphere, providing global observations.

TIROS and DMSP polar spacecraft share a common heritage; both manufactured by Martin Marietta Astro Space Division (LM-ASD) at E. Windsor, NJ. They use a common spacecraft bus structure with minor differences in power, thermal, structure, and ascent phase equipment. There are however major differences in data types, data rates, data formats, and in the attitude determination and control subsystem. Payload sensor environmental data from both satellites are similar in content but are collected by inventories of significantly different instruments.

Launch procedures are very similar, with both spacecraft launched from the Vandenberg AFB Western Missile and Space Center (WMSC). Future launches will employ the Martin Marietta Titan II launch vehicle.

The current constellations of DMSP satellites are of the DMSP 5D-2 series with the most recent satellite designated F-13. Starting with S-16, DMSP satellites will be of the series 5D-3, which will include in its payload a new Special Sensor Microwave Imager/Sounder (SSMIS) replacement for the current microwave imager, humidity profiler, and temperature sounder.

50-DDNE-6-90029

DMSP downlink transmissions are in the USAF S-band Space Ground Link System
(SGLS) format, in common with other satellite programs supported be the AFSCN. DMSP operates in the 2200-2300 Mhz band on two carriers which can be received simultaneously at the ARTS locations. Carrier 1 provides a pilot signal for normal antenna autotracking and for low speed PCM or analog telemetry. Carrier 2 is used for PCM digital bit streams at rates from 128 kbps to 2.6624 Mbps. DMSP downlink data is encrypted and under access control.

Uplink encrypted command transmissions are at 1791.748 Mhz using the SGLS 23-bit command word format, preceded with and followed with a 1 bit-time tone (total of 25 bit-times) and ternary modulation of the command carrier.
 Through the 5D2 spacecraft S-15, the command uplink will be at 75 words-per-second, 2 KSps (Kilo-Symbols per second) data rate. Beginning with 5D3 S-16, the command uplink message length will be from 1 to 65,534 message words, at a minimum of 311 words-per-second, at 10 KSps data rate.

2.2  Ground Segment

The ground facilities currently supporting DMSP operations are the FSOC, the MPSOC, the two communications links with the ARTS through the Operational Control Nodes (OCN) at the Consolidated Space Operations Center (CSOC) Colorado Springs, CO and its alternate Consolidated Space Test Center (CSTC) at Onazuki AFB, Sunnyvale, CA. The OCNs provide DMSP communications access to the four common-user Enhanced ARTS facilities of "POGO" at Thule, "BOSS" at New Hampshire, "HULA" in Hawaii, and "COOK" at Vandenberg AFB. The primary "configured User Segment" for DMSP data consists of the Air Force Global Weather Central (AFGWC) at Offutt AFB, the Fleet Numerical Meteorology and Oceanography Center (FNMOC) at Monterey, CA, and DoD real-time tactical terminals distributed world-wide. Other users include the National Ice Center, the Air Force 50th Weather Squadron, and the Navy's CNOC at Bay St. Louis, MS.

The AFSCN ARTS stations are configured with tracking antennas, the RF equipment, data-handling equipment, and communications links preestablished prior to the "pass" of the satellite to be acquired. The ARTS have been implemented with capability for automated configuration by operator-initiated directives and macro commands.

50-DDNE-6-90029

2.2.1  Ground System Operations

NOAA is to be responsible for maintaining the health of TIROS and DMSP polar satellites in orbit. This responsibility includes spacecraft in both operational status and spacecraft which have been placed in standby mode. Additionally, NOAA will provide a Launch Control Room (LCR) at the SOCC with facilities for monitoring and initiating command of the spacecraft during pre-launch, launch, orbit attainment, and flight checkout. The capabilities necessary to carry-out these operational responsibilities for DMSP are the command and control functions of IPACS.

A typical sequence of command and control operations for a DMSP polar spacecraft is as follows:

	1.	A spacecraft is launched under control of the Western Missile and
Test Center (WMTC) at Vandenberg AFB, Lompoc, CA.

	2.	Tracking station personnel communicate with SOCC Controllers who interface with spacecraft engineers temporarily located in the LCR for Launch and Early Operations (LEO) coverage to activate, test, and monitor the spacecraft prior to it achieving operational status.

	3.	Once orbit is achieved and spacecraft activation is completed,
SOCC personnel begin sustained operation of the satellite for the collection of mission data.

	4.	SOCC controllers maintain a 24 hour-a-day operation to control
(command) and monitor state of health telemetry of the satellite. Satellite operations are controlled by individual real-time commands or time-tagged sequences of commands transmitted through ARTS command transmission equipment and executed in real-time or stored in the spacecraft onboard processors.

	6.	ARTS personnel maintain and operate ground station equipment for linking the station with the spacecraft and for acquiring and distributing the spacecraft onboard instrument data.

	7.	As spacecraft are replaced in orbit, satellites replaced are retained in secondary status for possible use in the event of failure of an operational satellite and to supplement mission data provided by the operational satellites.

2.2.1.1  SOCC Operations

SOCC normally directs all command and control as well as data acquisition activities of the DMSP satellites. It is the focal point for the coordination of all communications, scheduling and satellite operations. Specific operations performed at SOCC during the launch and sustained mission operations phases as related to the IPACS include:

	 1.	Generating all satellite stored command loads

	 2.	Initiating all command sequences to the satellite

	 3.	Verifying error-free receipt of commands by the satellite

	 4.	Providing encrypted commands for transmission via the AFSCN for launch and early-orbit support or satellite emergency operation and for sustained mission operations

	 5.	Monitoring critical satellite telemetry in real-time and playback modes

	 6.	Monitoring payload instrument health and safety

	 7.	Maintaining satellite telemetry data bases

	 8.	Generating daily satellite onboard processor Stored Command Table
(SCT), OLS, mission sensor configuration, tape recorder management, and ephemeris load files

	 9.	Analyzing satellite performance

	10.	Scheduling, monitoring, and controlling SOCC and ARTS equipment configuration and status

	11.	Generating SOCC and ARTS configuration schedule files

	12.	Generating a history file of satellite telemetry, and time-tagged satellite, SOCC, and ARTS events, including commanding history files

	13.	Maintaining data bases of satellite parameters, equipment status, and communications records.

50-DDNE-6-90029

	SECTION 3

	EQUIPMENT
3.0  EQUIPMENT

The government, in an effort to minimize TIROS/DMSP integration costs, will make available to the contractor DMSP front-end equipment for the IPACS. This includes DMSP-unique equipment currently used for telemetry data pre-processing, command generation and encryption, communication interfaces, voice and data encryption, and switching equipment.

3.1  Government Furnished Equipment (GFE)

The government will make available as GFE for contractor relocation, items of DMSP equipment and associated materials required by the IPACS design. This equipment is available at Fairchild AFB, WA and Offutt AFB, NE. Table one reflects the anticipated quantities of major items that will be required for the IPACS design. Prior to proposal submission, the contractor may review the GFE at these sites, and shall include in his proposal a complete list of all GFE required.

DDCP and PACS applications software on magnetic media, will be supplied to the IPACS contractor as required, after award of the IPACS contract.

3.2  Contractor-furnished Equipment

The contractor shall provide all processors, workstations, peripheral equipment, switching, and interface devices required by the IPACS system design not provided as GFE.

    SOCC  FOCC   TOTAL   UNIT           DESCRIPTION
 1  3.Ea. 3 Ea    6 Ea.  SCU      Satellite Communications Unit
 2  3 Ea. 3 Ea.   6 Ea.  DDCP     Dual Decommutator Command Processor
 3  1 Ea. 1 Ea.   2 Ea.  AFVSF    Advanced Flight Vehicle Simulator
 4  4 Ea. 4 Ea.   8 Ea.  KG-84    56 Kbps Narrowband Encryptor/Decryptor
 5  4 Ea. 4 Ea.   8 Ea.  KG-84    Voice Data Encryptor/Decryptor
 6  3 Ea. 3 Ea.   6 Ea.  KGT-61   Spacecraft Command Encryptor
 7  3 Ea. 3 Ea.   6 Ea.  KGR-61   Spacecraft Command Decryptor
 8  2 Ea. 2 Ea.   4 Ea.  KGT-61   AFVSF Command Encryptor
 9  1 Ea. 1 Ea.   2 Ea.  KGR-61   AFVSF Command Decryptor
 10 4 Ea. 4 Ea.   8 Ea.  KG-44    Stored Data Decryptor
 11 1 Ea. 1 Ea.   2 Ea.           AIKEN/Equinox Switch Arrays
 12 1 Ea. 1 Ea.   2 Ea.  SDM      Stored Data Monitor
 13 1 Ea. 1 Ea.   2 Ea.  LINK/2   INTERNET Multiplexer/Demultiplexer
 14 2 Ea.         2 Ea.  OTSU W/S Sensor Engineering Support Unit

	Table 1: Required GFE

50-DDNE-6-90029

		SECTION 4

	APPLICABLE DOCUMENTS

4.0  STANDARD DOCUMENTATION

The following Standards, in effect on the date of this Request for Proposal, form part of this requirement except as otherwise noted, and are included as Appendices A through F:

	Appendix A		NESDIS Standard No. S24.801 - Preparation of Operation
and Maintenance Manuals (Rev. 7/30/87)

	Appendix B		NESDIS Standard No. S24.802 - General Requirements for
Ground Electronic Equipment (Rev. 8/04/87)

	Appendix C		NESDIS Standard No. S24.803 - Cable and Wire
Identification (Rev. 7/07/87)

	Appendix  D		NESDIS Standard No. S24.804 - General Requirements for
Training on Electronic Equipment (Rev.
8/04/87)

	Appendix  E		NESDIS Standard No. s24.805 -Spare Parts(Rev. 6/24/87)

	Appendix  F		NESDIS Standard No. S24.806 - Software Development, and
Maintenance and User Documentation (Rev.
4/30/87)



	These Appendices are located in Section J of this solicitation.


 PRIVATE  4.1  Additional Documentation tc  \l 2 "4.1  Additional
Documentation"

4.1.1 Annex I, a Jan. 1995 "DMSP C3 Segment Specification Tree", identifies current additional documentation relevant to the DMSP ground segment. These documents are available to industry through normal US Air Force documentation acquisition processes.

4.1.2 Additional documentation as follows, on the NOAA and USAF polar satellites and ground systems is available at the NESDIS library located in Camp Springs, Maryland.

	1. Performance Specification for the NOAA-K through M Satellites, NASA Goddard Space Flight Center GSFC-S-480-25, July 1988.

    2. NOAA Advanced TIROS-N Satellite Series H-I-J Programming and Control Handbook, GE Astro Space Division, 28 August 1987.

    3. Description of the NOAA/NESDIS Command and Data Acquisition Station Fairbanks, Alaska, Bendix Field Engineering Corporation, February 1987.

    4.   PACS Ephemeris and Scheduling Software Users Guide, Integral
Systems, Inc.

    5.   PACS Critical Design Review (CDR) Day 3, Integral Systems, Inc.

    6.   PACS Schedule Generation Lab Exercise, Integral Systems, Inc.

    7.   PACS Scheduling Training Exercise, Integral Systems, Inc.

    8.   PACS Events Expansion Lab Exercise, Integral Systems, Inc.

    9. PACS System Operations Operation Training Course, 7 Vols. Integral Systems, Inc.

    10.  PACS Software Maintenance Manual, Vol. 7B, Ephemeris and
Scheduling, Integral Systems, Inc.

    11.  PACS Operation and Maintenance Manual, Integral Systems, Inc.

12.	T.O. 31R2-4-805-11 Defense Meteorological Satellite Program (DMSP) C3
Segment, System Level Operation and Maintenance Instructions, September
1992

13.	SS-YD-854-02 Performance Specification for the Command, Control, and
Communications (C3) Segment of the Defense Meteorological Satellite
Program (DMSP) Fairchild Satellite Operations Center (FSOC), August 1986

14.	169472 Fairchild Satellite Operations Center (FSOC) Interface
Specification,              December 1986

15.	169469A  Prime Item Development Specification for FSOC Switching
Subsystem (SS) of the DMSP C3 Segment Type Designator, B1, April 1989

16.	169468  Prime Item Development Specification Processing Subsystem (PS)
Type Designator B1 for Fairchild Satellite Operations Center (FSOC),
December 1986

17.	169470  Prime Item Development Specification Communications Subsystem
(CS) Type Designator B1 for Fairchild Satellite   Operations Center
(FSOC), December 1986

18.	DMSP-863  Command, Control, and Communications Segment to Air Force
Satellite Control Network (AFSCN) Interface Specification of the Defense Meteorological Satellite Program (DMSP), January 1990

19.	163738B  Defense Meteorological Satellite Program DMSP Interface to ARTS
(DMSPI) March 1989

20.	AFSCN ICD 106A  Air Force Satellite Control Network - Defense
Meteorological Satellite Program Interface Control Document, December
1992

21.	178012  Interface Control Document for the Defense Meteorological
Satellite Program (DMSP) Internet Equipment at the Consolidated Space Operations Center (CSOC), June 1990

22.	178013  Interface Control Document for the Defense Meteorological
Satellite Program (DMSP) Internet Equipment at the Consolidated Space Test Center (CSTC), June 1990

23.	DMSP-861A  Defense Meteorological Satellite Program (DMSP) Command,
Control, and Communications (C3) to User Segment, October 1992

24.	169524  Wideband Communications Network for the Defense Meteorological
Satellite Program, September 1988

25.	169525  Narrowband Communications and Dedicated Telephone Network for
the Defense Meteorological Satellite Program, October 1988

26.	DMSP-874 DMSP Ground System to the Space Segment Ground Support
Equipment, April 1990

27.	169471  Prime Item Development Specification Data Acquisition Subsystem
(DAS) Type Designator B1 for Fairchild Satellite Operations Center
(FSOC), December 1986

28.	164602A  Critical Item Development Specification for the Defense
Meteorological Satellite Program (DMSP) Survivable Antenna Subsystem Type B2, January 1989

29.	168140  Computer Program Development Specification for the Fairchild
Satellite Operations Center (FSOC) Antenna Positioning Computer Program Configuration Item (CPCI) Type Designator B5, May 1986

30.	SS-YD-854-04  Performance Specification for the Command, Control, and
Communications (C3) Segment Multi-Purpose Satellite Operations Center
(MPSOC) of the Defense Meteorological Satellite Program (DMSP), January
1988

31.	174992  Multi-Purpose Satellite Operations Center (MPSOC) Interface
Specification of the DMSP C3 Segment, May 1989

32.	174994  Prime Item Development Specification for MPSOC Switching
Subsystem (SS) of the DMSP C3 Segment Type Designator, B1, May 1989

33.	170935  Interface Control Document for the Defense Meteorological
Satellite Program (DMSP) Command, Control, and Communications Segment Mission Planning Support System (PLANS) External Interfaces, May 1994

34.	146984  Defense Meteorological Satellite Program Block 5D-2 Team and
Commanding Subsystems Team/CSF External Interface Control Document,
November 1982

35.	174995  Prime Item Development Specification for MPSOC Processing
Subsystem (PS) of the DMSP C3 Segment Type Designator, B1, May 1989

36.	163873  Interface Control Document for the Defense Meteorological
Satellite Program (DMSP) TEAM/STPS Interface, April 1990

37.	14892B  Computer Program Development Specification for the Command
Support Function (CSF) CPCI of the Defense Meteorological Satellite Program (DMSP) Type Designator B5, April 1989.

38.	164473A  Computer Program Development Specification for the Stored
Telemetry Processing System (STPS) of the Defense Meteorological
Satellite Program (DMSP), Type Designator B5, January 1989

39.	143717H  Computer Development Specification for the Team Program for the
Real Time Telemetry Subsystem of the Defense Meteorological Satellite
Program (DMSP) Type Designator B5, April 1989

40.	168372  Computer Program Development Specification for the Mission
Planning Support System (PLANS) of the Defense Meteorological Satellite Program (DMSP) Type Designator B5, September 1989

41.	802292A  Computer Development Specification for the Defense
Meteorological Satellite Program (DMSP) X.25 Communications (XCOM) Function Type Designator B5, February 1990

42.	20681A  Defense Meteorological Satellite Program (DMSP) System
Communications Unit (SCU) Interface Control Document, August 1990

43.	174993  Prime Item Development Specification for MPSOC Communications
Subsystem (CS) of the DMSP C3 Segment Type Designator B1, May 1989

44.	169503  Critical Item Development Specification System Communications
Unit (SCU) Type Designator B2, December 1986

45.	801331A  Final Computer Program Development Specifications for
Multipurpose Satellite Operations Center Retrofit (MPSOC) Updated to the NHS ECP, dated November 1989

46.	8000881 Heritage Equipment Modification Program Software Requirements
Specification, 29 April 1994

47.	20001668  Heritage Equipment Modification Program  Configuration Item
Development Specification, 29 April 1994

48. Technical Requirements for Defense Meteorological Satellite Program
(DMSP)            Mission Planning Subsystem, 12 July 1995.


50-DDNE-6-90029

	SECTION 5

	IPACS DESCRIPTION

5.0  IPACS DEPLOYMENT

IPACS hardware and software at SOCC and the FOCC will provide for command and control of the DMSP 5D-2 and 5D-3 polar orbiting satellites.
Contractor-furnished Telemetry and Command Subsystem (TCS) processors will provide central processing for IPACS operations.

5.1  IPACS Specifications

The contractor shall furnish the IPACS with the following characteristics.

5.1.1  Capacity

IPACS shall be sized with 100% computer reserve capacity for input/output and for processor computing throughput in Millions of Instructions Per Second (MIPS), during any 15-minute period of peak load conditions.

Peak load for IPACS is defined as the load which occurs when a station pass is being taken by each of three tracking antennas, the SOCC is supporting a satellite launch, and normal background processing is being performed.

Load factors for peak load conditions are defined as the processing of the following telemetry data streams:
	 One realtime 10 kbps
	 Two realtime 60 kbps
	 Ingest of three stored data streams.
This processing to occur while routine non-realtime processing is being performed.

5.1.2  IPACS System Availability

IPACS shall support continuous, 24-hour-per-day operation with an overall
availability of 0.998 or greater at the SOCC and FOCC.    System
availability is defined as meeting the prime mission capabilities of (1) commanding the satellite from SOCC or FOCC through the AFSCN in all command modes, and (2) acquiring and processing real-time telemetry.

5.1.3  Failure Recovery

For normal IPACS operations, the TCS at FOCC will operate as a "hot" standby, in synchronism with the TCS at SOCC. In this mode SOCC controls all command and data acquisition activities and provides the FOCC with "alive" messages maintaining the FOCC TCS in synchronism with the SOCC TCS state of processing. FOCC will independently receive, process, and monitor satellite telemetry, and monitor execution of the command schedule. In the event of a SOCC failure, the FOCC will designate its TCS as the active TCS, thereby authorizing transmission of commands from the FOCC TCS to the command system.

IPACS shall contain no single point of failure which will prevent an operator from restoring normal operations within five minutes. In the event of a failure affecting long term data bases, full restoration from backup tape storage shall be accomplished within two hours.

5.1.4 Remote Access

IPACS shall be configured to provide remote logon from either control center to the IPACS at the SOCC or FOCC to operate the IPACS system over government furnished communications facilities. IPACS shall provide capability for DDCP file transfers between SOCC and FOCC, and for remote access to error logs and monitoring of DDCP operation.

5.2  IPACS Hardware

IPACS furnished hardware will consist of commercially-available equipment of current technology. Use of special-purpose, customized hardware is to be avoided to the extent possible. Off-the-shelf equipment furnished shall have front panel control capabilities for use in the event of automated control failure or special operational requirements.

5.3  Operating Environment

The DMSP Operations Areas at the SOCC and FOCC shall provide three operating console positions each supporting a two-man operating crew of a Satellite System Operator (SSO) and a Crew Chief (CC). Operating consoles for the SSO and CC will consist of two video display terminals with keyboard and mouse for each of the two operators. A Ground System Operator position will be provided with a video display terminal with keyboard and mouse. Two alternate consoles, each with two video display terminals with keyboard and mouse, are to be provided. Additionally, IPACS shall provide four video display terminals with keyboard and mouse for the DMSP scheduling function, and two additional for the Navigation function, to be located external to the Operations area.

Additionally, three operating positions, with DEC AlphaStation 400 4/233 workstations identical to those provided with SOMS, co-located with the TIROS schedulers external to the Operations area, shall be provided.

50-DDNE-6-90029

	SECTION 6

	SYSTEM REQUIREMENTS

6.0  IPACS SYSTEM REQUIREMENTS

The functionality provided by PACS for NOAA TIROS satellite operation will be provided by IPACS for TT&C support of DMSP series 5D-2 and 5D-3 satellite operations. The IPACS will substitute for and provide the functional equivalent of MPSOC processing functions to interface with contractor-furnished switching and DMSP communications functions of the control centers. The IPACS contractor will perform necessary modifications and development of IPACS and DMSP software and hardware to achieve the required integrated operation.

6.1  Telemetry Processing

IPACS shall interface with GFE Dual Decommutator and Command Processors
(DDCP) for front-end processing of DMSP telemetry data. IPACS will accept the output of the DDCP for subsequent processing to present to operators telemetry information in the same manner and with the same features as provided by PACS for operation of NOAA TIROS satellites. It shall incorporate all telemetry processing features provided by the current DMSP ground system that are required for DMSP operation. Post processing of DDCP telemetry output data shall be performed in IPACS TCS processors with capability to perform the display generation, limit sensing, History and Trends file generation functions for five telemetry data streams simultaneously. It shall have capability for processing 3000 telemetry mnemonics required for DMSP operation.

6.1.1 Decommutation

IPACS DDCPs shall decommutate all modes of DMSP telemetry to accommodate the downlink rates of 2, 10, and 60 kbps, with 4 major and 52 submodes of telemetry operation. The DDCPs perform the decommutation, deinterleaving, and data reformatting of the multiplexed Return Link stored mission payload data, and decommutation of the realtime EST telemetry. The DDCP decommutation process creates telemetry data point values with identification ("tagged/value pairs") which are not compatible with existing PACS telemetry processing features. The IPACS will process decrypted raw DMSP telemetry tagged/value pairs into a format compatible with the PACS telemetry processing functions of the TCS. IPACS telemetry display, History, and Trends data will be accessible by system operators in the same manner as provided by the PACS.

6.1.2 Data Display

IPACS shall provide display devices including 19" glare-free color monitors and associated local printers at operator positions, common user color logging printers, common user color graphic hard copy devices, and high-speed line printers. IPACS shall provide user- definable color displays using a page building utility. Each color monitor shall be capable of simultaneous display of up to four pages. Display formats shall include Engineering Unit (EU), raw, hex, octal, and text. An operator initiated filtering capability for event pages shall be provided for display of limit violations only. Limits shall be data base and user-defined with five levels of limit violations, including parameter delta limits. Telemetry displays shall contain mnemonic, value, units and flags for each parameter.
 IPACS shall provide a real-time color plot capability for up to four parameters per plot. IPACS shall provide a dwell data display whereby all dwell data values are displayed simultaneously.

6.1.3 Data Archiving

IPACS shall provide on-line history files for each of five satellites, containing telemetry data, data quality, operator inputs, status data, and events. History files will maintain a record of telemetry data for the current and most recent ten days in an on-line circular buffer. IPACS shall provide a method for consolidating and merging fragmented, out-of- sequence data to form non-overlapping, time-sequential data sets. IPACS shall provide capability for off-line archive of history file data on removable storage media, recorded at an operator-established interval.

6.1.4 Data Playback

IPACS shall provide playback of on-line stored and archived telemetry history data for all real-time processing functions. IPACS shall provide adjustable playback rates up to a maximum of 100 minor frames per second.

6.1.5 Pseudo Telemetry Processing

IPACS shall create a data base of pseudotelemetry whereby a new telemetry data point value is created by data base contained algorithms applied to data points contained in the telemetry data stream. The pseudotelemetry process shall accept user-defined mnemonics and user-defined equations to generate pseudotelemetry data points. IPACS shall provide for 100 pseudotelemetry points for each of six satellites. Pseudotelemetry shall be processed as realtime telemetry, including limit checking for parameter value and delta value checks.

6.1.6 Dump Comparison

IPACS shall provide automatic comparisons of dump telemetry data when a dump file is closed as well as manually initiated dump comparison to compare dump data with a reference file. It shall provide a scrolling monitor display of comparison results as well as a printed dump comparison report.

6.1.7 State Check

IPACS shall provide a state check capability whereby a record of the satellite status at Loss of Signal (LOS) is automatically compared with the satellite status at a subsequent Acquisition of Signal (AOS). The comparison will be corrected for the status changes attributable to scheduled stored command table executed commands between acquisitions and will identify status changes that were not scheduled.

6.2  Command Processing

Control of and operation of DMSP satellite equipment and instruments shall be by means of a ground-to-satellite command link over which IPACS-generated digital commands are transmitted. IPACS shall provide on-line command generation capability for TCS binary command input to the DDCP to convert to ternary signal for input  of the KGT-61 encryption equipment.

6.2.1 Command Modes

IPACS shall support simultaneous command operations for up to four command configurations per TCS. Commands shall be initiated by operator keyboard entry, by automated schedule control based on Universal Time Coordinated
(UTC) time tags, or by a command procedure or control file.

6.2.2 Satellite Loads

IPACS shall interface with the DDCPs which provide uplink formatting for transmission of DMSP satellite loads. Satellite loads include Standard Control Processor (SCP) onboard processor stored command table, ephemeris, Power On Processor (POPS), Programmable Information Processor (PIP) loads, Star Table, OLS program loads, and mission sensor loads. The IPACS TCS shall provide command load verification by memory dump and automatic dump comparison.

6.2.3 Command Verification

IPACS shall support the following command verification functions:

	 Criticality checking
	 Prerequisite state checking
	 Telemetry Verification (TV)
	 Command Verification (CV)
	 Command Authentication (CA)

The criticality checking function shall be used to identify critical spacecraft commands. These commands must be validated by the spacecraft controller before they are sent. The list of critical commands shall be maintained within the command database.

The prerequisite state checking function shall determine, through spacecraft telemetry, that the spacecraft is in the proper state to issue a specific command. The command database will indicate which commands have prerequisite states and how to check that state. An example might be that the spacecraft tape recorder may only be placed into fast forward (or rewind) from a stopped condition.

The TV function shall, at an operator-established interval, search received telemetry for expected changes among selected discrete bi-level telemetry values. These values correspond to commanded states, and indicate proper or improper execution of a particular command.

The CV function shall consist of relating a transmitted command with the Command Verification (CV) word returned in the satellite telemetry. During real-time commanding, CV words shall be examined to determine that commands are successfully received and executed. On-line, real-time verification of commands will be accomplished by the DDCP, which will monitor the CV words contained in the satellite telemetry. CV words shall be available for display in hexadecimal and the equivalent English descriptor, in standardized monitor screen locations. Provision shall be made to enable, disable, and adjust the CV time delay.

The CA status is generated by the spacecraft Command Authentication equipment and is contained in the Equipment Status Telemetry (EST). Authentication will be verified in the DDCP and occurs before the DDCP transfers commands for encryption and uplink transmission. Authentication will not be applied to command loads. The time the ground system spends awaiting the spacecraft response shall be operator selectable. The operator shall be provided with spacecraft and ground system authentication status and shall be able to carry out all functions for management of the authentication process.

6.2.4  Command Encryption

Command encryption for DMSP is performed by the KGT-61 provided as GFE. The DDCP provides synchronization for the ground-to-space key generators (KG). The IPACS via shall interface with the KG equipment to initiate, monitor, key and resync the satellite COMSEC equipment and attach authentication messages to satellite commands.

6.2.5  Clock Correction

IPACS shall, by operator selection, calculate the drift from ground system time by the satellite command clock. IPACS shall automatically generate the command sequences to correct satellite clocks.

6.2.6  Automatic Retry

IPACS shall provide an automatic command retry function which can be enabled or disabled by the CSO. The retry function shall be initiated upon command verification failure. Indication of a successful command shall terminate the retry process. Operator capability to select up to three automatic retries and to stop or skip commands shall be provided.

6.3 Ground System Management

IPACS shall provide centralized, automated management of the DMSP SOCC, FOCC, and ARTS SCU ground system configuration, providing configuration control and status data collection on hardware and primary interfaces. The IPACS equipment control and monitor function shall be implemented using the Operational Monitor, Status and Control (OMSC) of the PACS, modified to accommodate DMSP devices and interfaces, including protocols, drivers, and control devices. Ground system management shall originate from a daily schedule, command procedure, or manual operator input. OMSC software is to be retained to the extent possible.

6.3.1  Ground System Initialization

The TCS shall accept schedule driven or operator-entered configuration directives to initialize and terminate data paths for Pre-pass, Pass, and Post-pass Operations. It shall initialize all baseband equipment, telemetry and command paths, switching, KG crypto devices, SCUs, and external interfaces.

6.3.2  Ground System Failover

IPACS shall provide capability for operator initiated directives to cause failover to redundant equipment and interfaces in the event of failure of on-line equipment or interfaces.

6.3.3  Performance Accounting and Reporting

IPACS shall provide an on-line accounting system to automatically log all data segments recovered, equipment configurations in effect, data collection opportunities missed, system failures encountered and link errors experienced. This program shall maintain statistics for daily, weekly, and monthly periods, and for individual orbits. As a minimum, it shall generate the same information currently contained in the PACS System Performance and Data Accountability Report (SPADAR), and shall produce reports upon request.

6.3.4  Local Area Network (LAN) Monitoring

The IPACS LAN provided to interconnect computers, work stations, and peripheral devices shall include a performance monitoring capability. The LAN will be monitored for traffic loading and errors, and will automatically detect and correct transmission errors. IPACS shall provide a LAN monitoring station which shall output major errors for inclusion as events in the IPACS equipment status.

6.4  History/Trends Subsystem

IPACS shall process all modes of DMSP telemetry to present to system operators access to history and trends data in a manner compatible with PACS telemetry processing functions of the TCS. Such processing is to be accomplished by addition to or modification of either or both the IPACS or DDCP hardware and software. IPACS processing shall create and process History and Trends archival files to be accessible to all IPACS users.

6.4.1  History Archives

IPACS shall automatically store telemetry data for up to four satellites, including dwell and dump data, with associated quality data, in time-indexed history archive files. IPACS shall automatically merge all realtime and stored mode telemetry for each satellite, removing all duplicate data and filling data gaps as missing data becomes available. IPACS shall create daily history files corresponding to an actual satellite orbit.

IPACS shall provide on-line history files for the current and most recent ten days in an on-line circular buffer and automatically purge the oldest data. Via operator initiation, IPACS shall provide capability for off-line archive of history files on removable storage media.

6.4.2  Trends Processing

IPACS shall incorporate automated processes to retrieve history data for statistical analysis and on-line storage of resultant trends data. Data resulting from the trends analysis shall be maintained on-line for each of four satellites for a period of one year, then archived to tape.

6.4.3  Trends Analysis

IPACS shall automatically process history file data to determine the minimum, maximum, mean, variance, and standard deviation values for each parameter over each orbit to create an M3 data file. M3 data files shall be written to a Trends Data Base on a per-orbit basis. IPACS shall provide the capability to copy history data into an operator's designated work space where additional user-defined statistical measures can be generated beyond those produced by the automatic trends processing.

6.5  Communications Requirements

IPACS shall interface with AFSCN communications networks for acquiring data from, and commanding through the AFSCN ARTS locations. It shall interface with GFE Time Division Multiplexer (TDM) Satellite Communications
Units (SCU) to send operational and configuration parameters for routing of data through AFSCN wideband and DMSP INTERNET links. IPACS will access status data and timing from the SCU.

6.5.1  Wideband Data

AFSCN wideband communications links will consist of a 230.4 Kbps DOMSAT "Forward Link" half-duplex channel to each of the ARTS for data transmissions, and a 3.2256 Mbps DOMSAT "Return Link" encrypted channel from each of the four DMSP enhanced ARTS.

Forward link transmissions will consist of 30 Kbps simulated housekeeping telemetry, 28.8 Kbps Commanding, and 1.2 Kbps file transfer data. Return Link channels for receiving data from the ARTS, will provide 3.2256 Mbps multiplexed channels for 2.6624 Mbps mission data, 2, 10, or 60 Kbps housekeeping telemetry, 28.8 Kbps command echo data, 1.2 Kbps file transfer data, and 600 bps site status data from the DMSP enhanced ARTS for a total of four 3.2256 Mbps receive channels at the SOCC and FOCC.

IPACS shall provide for the routing of wideband data as received, to the Sensor Engineering Support Unit at the SOCC.

6.5.2  DMSP INTERNET

IPACS shall interface with the DMSP INTERNET of leased full-duplex, 56 Kbps channels to interconnect DMSP control centers with AFSCN control centers and with the sustaining engineering support facilities at the Payload Integration and Test Facility (PITF), Vandenberg AFB, and LM-ASD. The IPACS shall not preclude upgrade to 1.544 Mbps (T1) INTERNET interconnection links.

6.5.3  External Interfaces

The SOCC/FOCC will interface via AUTODIN with USSPACECOM SSC to receive orbital element sets and with SPADOC, in support of DMSP operations.

6.6  IPACS Timing

IPACS shall be configured to accept GFE GPS timing reference at the SOCC and FOCC for distribution to IPACS TCS computers. IPACS shall maintain time-of-day to an accuracy of one millisecond for use by applications software.

6.7 Advanced Flight Vehicle Simulation Facility (AFVSF) Integration

IPACS shall incorporate the AFVSF provided as GFE to support operator training, system checkout, procedure validation, flight software validation, and loop-back testing through the ARTS.

6.7.1 AFVSF Local Mode Operations

IPACS shall configure SOCC/FOCC routing and processing such that acquisition of data and commanding the AFVSF will appear to control center operators as an in-orbit satellite.
It shall route operator generated, or stored commands to the command processing function of the DDCP for formatting and subsequent encryption as input to the AFVSF. It shall route AFVSF telemetry output for decryption and input to the DDCP for telemetry processing for input to IPACS for handling as a realtime DMSP satellite pass.

6.7.2 AFVSF ARTS Loop-Back Mode

IPACS shall configure SOCC/FOCC routing and processing such that AFVSF telemetry output will be routed to an ARTS for loop-back operation. IPACS shall interface through the SCU to AFSCN Forward Link communications to the ARTS DMSPI rack for loop-back via the Return Link. Operation of the AFVSF in the ARTS loop-back mode will appear to control center operators as an in-orbit satellite.

6.8  DMSP Scheduler

IPACS shall provide a DMSP Scheduler capability as an adaptation of the Satellite Operations Management System (SOMS) developed for scheduling NOAA's TIROS satellites. It shall be of the same architecture, using hardware of the same type and model as the SOMS. It shall be a design goal to reuse the existing SOMS software and/or operations framework to the maximum extent possible, subject to the constraints of cost, schedule, and technical risk/feasibility. The contractor shall develop and deliver the DMSP Scheduler complete with the rules and resource data bases to meet the unique requirements of DMSP operations.

The DMSP Scheduler shall provide functional duplication of all the existing PLANS capabilities, including ephemeris generation, scheduling, daily planning, and flight code configuration, modified as necessary for proper interaction within the IPACS framework. The baseline design shall duplicate all existing PLANS external interfaces precisely, including both input files and products received from the Air Force and output files and products supplied to the Air Force.

50-DDNE-6-90029

      SECTION 7

 	ACCEPTANCE TEST AND DEMONSTRATION PROGRAM

7.0  GENERAL TEST REQUIREMENTS

The hardware and software developed under this contract shall be designed, implemented, and certified using a formalized methodology consistent with best commercial practices. All software and hardware delivered shall be verified and accepted via a structured and comprehensive test program, designed by the contractor and approved by the government, to ensure the delivered product is fully compliant with user requirements.

The contractor shall conduct a series of reviews to establish that system requirements have been properly identified and satisfied by the system design and implementation approach. The contractor shall conduct system reviews including a System/Software Requirements Review, a Preliminary Design Review and a Critical Design Review.

IPACS shall be developed and tested in phases, according to the provisions of the Quality Assurance program, (Section 13), and in keeping with test plans prepared by the contractor. All testing, whether conducted in-plant or on-site, shall be conducted in accordance with contractor-developed test plans and detailed test procedures approved by the government prior to commencement of testing.

7.1  Hardware

Hardware included in the IPACS design, both GFE and contractor-furnished, after analysis shall be certified by the contractor as acceptable for inclusion in the IPACS configuration.

7.1.1  Hardware Requirements Determination

The contractor shall analyze system requirements, develop a specific hardware architecture, evaluate candidate equipment, and designate the specific equipment selections (by make and model) prior to the CDR. The contractor shall document the hardware design in a Hardware Configuration Description document.



7.1.2  Hardware Development and Acquisition

Hardware developed or acquired for use in IPACS shall be fully compatible with the GFE hardware. The contractor shall ensure that devices developed or purchased for IPACS comply with the technical requirements, are available in sufficient quantity, and will continue to be supported by the respective vendors.

7.1.3  Hardware Certification

The contractor shall certify the suitability of each distinct hardware item developed or purchased for use in IPACS. Tests shall be performed to ensure that each item is compatible with the remainder of IPACS. After a successful compatibility test, additional units of a particular item need only pass receiving tests, or contractor acceptance tests for IPACS certification. Hardware certification test reports shall be provided to the COTR. The government reserves the right to witness hardware certification testing. There shall be no formal acceptance of hardware by the government until the on-site Systems and Acceptance Tests are satisfactorily completed.

7.2  Software

7.2.1  Software Requirements Analysis

The contractor shall conduct a requirements analysis and shall develop the design for the IPACS software. The design shall be the result of a logical, and structured process and may incorporate current CAD/CASE technology. The contractor shall document this design in a Software Design Description incorporating design specifications for each process, and identifying each component module. The contractor shall generate test procedures to verify the performance requirements for each process.

7.2.1.1  Software Requirements Review

The contractor shall conduct a formal Software Requirements Review (SRR). This SRR shall formalize system requirements and properly identify the software processes to meet the requirements.


7.2.1.2  Preliminary Software Design Review

As part of the system Preliminary Design Review (PDR), the contractor shall present the system software design and establish that it satisfies system functional and performance requirements. The contractor shall submit models, simulations, and load calculations as necessary to substantiate the proposed design. The contractor shall develop top-level design specifications for each process, and shall identify each module to be incorporated in the processes, as a PDR requirement.

7.2.1.3  Critical Software Design Review

As part of the system Critical Design Review, the contractor shall deliver a complete Software Design Description (SDD), with design specifications for each process. The contractor shall also deliver a Software Verification Plan (SVP) which incorporates test specifications for each of the processes to be developed.

7.2.1.4  Software Implementation

The contractor shall code, document and integrate individual software processes and modules in accordance with NESDIS Standard No. S24.706, included in Appendix F.

7.2.2  Process Certification

The contractor shall conduct tests to validate and certify each process. The contractor shall provide test procedures, data, and results to the government, for each process. The tests and test results shall be reproducible by government personnel or government contractors, to verify the functional performance of each process and to demonstrate that their performance is consistent with the overall system design.

7.2.3  Software Integration Tests

Software integration tests shall be conducted by the contractor in the contractor's software development facility, upon the availability of certified software processes. Integration tests shall be conducted as the certified processes are integrated into the system. The number and frequency of integration tests shall be a function of the number of processes in the approved design. Integration tests shall impose an expanding set of criteria, evolving to incorporate increasingly the system requirements developed during the design phase. The government reserves the right to witness integration tests. As was the case in process testing, the contractor shall provide test procedures, test data, and test results which can be used by the government or its contractors to duplicate contractor integration testing.

7.3  System Tests

System tests will be conducted by the contractor in the contractor's development facility upon the successful conclusion of software integration tests. An In-plant System Test will be conducted with the hardware configuration provided for developmental purposes. On-site System Tests will be conducted after system delivery to the SOCC and FOCC where the final equipment configuration, with requisite communications services are in place.

7.3.1  In-plant System Test

An In-plant System Test shall be conducted at the contractor's facility for each deliverable version of IPACS. DMSP satellite telemetry, recorded on 7 channel 1/2 inch analog instrumentation tape, will be furnished by the government, and shall be used as primary data input for in-plant system testing. All software modules and all hardware system components shall satisfactorily complete System Testing as a prerequisite for installation at the government facilities. The contractor shall propose a plan for conducting the In-plant System Test. These tests shall be conducted in accordance with contractor-provided, government-approved, test plans and procedures, using government-provided personnel as test operators, at the discretion of the contractor.

7.3.2  On-site System Test

An On-site System Test shall be conducted at the SOCC and at the FOCC upon delivery, installation, and initialization of delivered equipment. Tests shall be conducted in parallel with live operations and may use live, recorded, or simulated telemetry inputs, as appropriate. Tests shall be designed to avoid loss of operational data and shall result in no impact to ongoing DMSP operations. These tests shall be conducted in accordance with contractor-provided, government-approved, test plans and procedures, using government-provided personnel as test operators.

7.4  System Acceptance Test

System acceptance shall occur only after the system has passed functional, peak load and durability testing. On-site System Tests when successfully completed will certify the functionality of the system. A peak load test shall be performed, using simulated data if necessary, to verify the peak load capacity of the system, as described in section 5.1.1. Durability testing shall be conducted with the system accepting normal DMSP operational workload during the durability test period. Each day, during the system acceptance testing periods, the government will make available and schedule AFSCN ARTS, e.g. antennas, command equipment, receivers etc., for test purposes. Available time blocks are determined by the DMSP operational schedule and will be coordinated through the DMSP Planning activity. AFSCN communications facilities between the SOCC, FOCC, AFSCN, and DMSP locations will be installed and made available as required for use during the testing period.

The performance period for durability testing shall begin after successful conclusion of the On-site System Tests at SOCC and FOCC and shall end when the system has met the standard of performance for 30 consecutive calendar days at each location. Acceptance will occur after the system has operated for 30 days in conformance with contract specifications at an availability of 0.998 or greater.

50-DDNE-6-90029

      SECTION 8

	TRAINING

8.0 TRAINING PLAN

The contractor shall develop and submit a training plan not later than six months prior to the scheduled delivery of the system. This training plan shall be consistent with the provisions of NESDIS Standard No. S24.804, included as Appendix D. This plan shall define courses of study recommended by the contractor to qualify the government O&M personnel on the new system, and include instructor lesson plans for on-going USAF training at FOCC. The plan shall identify course locations, schedules, durations, and recommended training aids. Upon the government's approval of the training plan, the contractor shall develop courses of instruction for all contractor-developed hardware and software, and shall arrange appropriate courses of study for OEM system components.

8.1  Contractor-developed Courses

The contractor-provided training plan shall include contractor-developed courses of instruction covering each of the system functions. Training to be provided by the contractor is discussed below. The government will have the right to videotape all or any portions of the training provided.

8.1.1  IPACS Overview

The training plan shall include four 2-day system familiarization seminars, each accommodating twelve persons. Two seminars shall be held in the Suitland area, and two at Falcon AFB. These sessions shall be scheduled by the COTR for the primary benefit of supervisory and managerial personnel. Topics shall include SOCC and FOCC hardware capabilities, interfaces, systems software, applications software, and mission support capabilities.

8.1.2  Computer Systems Training

The training plan shall include six 5-day courses of instruction for the specific benefit of personnel operating the IPACS computers. Each course shall accommodate eight persons. Three courses shall be held in the Suitland area, and three at FOCC at Falcon AFB. Topics to be covered shall include operation and diagnostic testing of each IPACS computer and peripheral device, use of the vendor-provided computer operating system, loading and initiating foreground and background processes, and system utility and housekeeping programs.

Computer Systems Training is a companion course to Satellite Operations Training described below.

8.1.3  Satellite Operations Training

The training plan shall include six 5-day courses of instruction for the specific benefit of satellite operations personnel at the SOCC and FOCC. Each course shall accommodate ten persons. Three courses shall be held in the Suitland area, and three at FOCC at Falcon AFB. Topics in this course shall include hardware start-up, computer program loading and initialization, display generation and selection, MMI command structures and system responses, telemetry limit adjustment, display console diagnostics and reconfiguration, and the use of all system operational functions. This course shall use hands-on techniques, and the course material provided each student shall include a comprehensive explanation of each function key, system command, system response, display function, and graphic device capability. Training on operation of crypto equipment will be included.

When scheduling Satellite Operation Training, the prerequisite nature of Computer System Training discussed above shall be considered.

8.1.4  Software Maintenance Training

The training plan shall include one 15-day course of instruction for the specific benefit of software maintenance personnel. This course shall be held in the Suitland area and shall accommodate eight persons.

Two major components of this course shall be systems software and applications software. The systems software portion shall cover the operating system, compilers, assemblers, link editors, file managers and utilities. The applications portion shall include a refresher in the programming language used, descriptions of each program, process and module, and permanent file, as well as descriptions of all temporary files and internal interfaces.

Course material provided each student shall include two volumes covering each of the major topics and including process flow diagrams and other information necessary for troubleshooting, for updating the operating system, for replacing data bases, for linking temporary code patches, and for regenerating the real-time applications program.

8.1.5  Analytical Capabilities Training

The training plan shall include two 5-day courses of instruction for the specific benefit of satellite engineers providing sustaining engineering support for the satellite and its instruments. One course shall be held in the Suitland area, and one in the FOCC. Each course shall accommodate eight persons. Each course shall include the use of analytical software or functions provided with the system, and techniques for developing, reducing and handling telemetry information.

8.2  OEM Maintenance Training

The training plan shall include training on the operation and maintenance of other Original Equipment Manufacturer (OEM) supplied items. OEM training shall include one course each at SOCC and FOCC to accommodate six persons at each location. Length of training shall be consistent with complexity of equipment and material covered. Proposed courses may be conducted by the equipment manufacturer with administration and content of these courses the responsibility of the IPACS contractor.

8.3  GFE Maintenance Training

The training plan shall include training on the operation and maintenance of GFE-supplied items. GFE training shall include one course each at SOCC and FOCC to accommodate six persons at each location. Proposed courses may be conducted by the equipment manufacturer with administration and content of these courses the responsibility of the IPACS contractor.

50-DDNE-6-90029

	SECTION 9

	DOCUMENTATION

9.0  DOCUMENTATION

Sections 9.1 through 9.4 below, address IPACS documentation requirements.

9.1  Operations and Maintenance (O & M) Manuals

The contractor shall provide O & M manual(s) for all hardware provided with IPACS. One of the O & M manuals shall provide an overview of the entire IPACS including a functional description of each major element. The overview manual shall be illustrated with diagrams providing a graphic presentation of IPACS, its inputs and outputs, and its relationship with other elements of the polar ground system.

Each O & M manual shall comply with the provisions set forth in Appendix A, NESDIS Standard No. s24.801 - Preparation of Operations and Maintenance Manuals. The contractor shall provide copies of draft manuals to be used by students attending the hardware, operations and maintenance training. The government shall have two months to review these documents and provide comments to the contractor. The contractor shall incorporate all comments provided by the government into the final documents. The contractor shall have two months to incorporate all comments provided by the government into the final documents. The contractor shall provide 16 final copies of O & M manuals prior to the completion of IPACS final acceptance.

9.2  Contractor Supplied Software and User Manuals

Manuals shall be provided as defined in the following subsections and shall be written in accordance with standards for documentation listed in Appendix F, and FIPS Publication 38 as stated in the following subsections. All contractor-supplied software other than commercially available computer manuals shall be covered in this documentation.




9.2.1  Software Maintenance Manual

Scope and content of the Software Maintenance Manuals shall be in accordance with Section 2, Software Maintenance Documentation, of Appendix F.

Twelve sets of the final Software Maintenance Manual shall be delivered to the government within two weeks after completion of training.

9.2.2  Data Base Manual

The contractor shall supply data base documentation describing all data base elements contained in IPACS. This includes all operator and system-modifiable data areas in memory or stored in external disk or tape. The data and file description must be in accordance with FIPS Publication 38, sections 3.2 and 3.5.

Twelve copies of the final Manuals, incorporating "as built" changes, shall be delivered two months after the start of acceptance testing.

9.2.3  Users Guides

Scope and content of the Operator/User manuals shall be in accordance with section 3.3.5 of NESDIS Standard No. S24.801, and section 3 of NESDIS Standard No. s24.806.

Twenty-five copies of the final Operator/User manuals shall be delivered to the government within two weeks after completion of the satellite operations training course.

9.3  Source Listings

Three copies of final IPACS software source code, in both hard copy and machine readable format, must be provided by the contractor within thirty days after final acceptance. Listings are to be delivered in bound form with each module labeled. Source code shall be in accordance with the software development standards given in Appendix F. Listings of all code and data areas loaded into RAM or ROM of any IPACS custom interfaces must be provided.


9.4  Interface Control Document

The IPACS contractor shall prepare an Interface Control Document describing all electrical and data transfer media interfaces with IPACS, excepting operator interfaces.

Description of electrical interfaces shall include at least the following:

	Narrative description of purpose of interface and explanation of events and states of the interface

	Applicable industry or Federal standards

	Location

	Physical and electrical characteristics such as cable type and length, connector types, pin configurations, voltages, impedances, timing information

Description of interfaces with data transfer media shall include at least the following:

	Narrative description of the interface including purpose and use

	Applicable industry or Federal standards

	Physical description of media

	Format of data on media

	Data content, including block/record/file lengths, header and trailer descriptions, bit and word assignments, and any other information useful in describing the data content for interface purposes.

50-DDNE-6-90029

	SECTION 10

	INSTALLATION AND INTEGRATION

 PRIVATE 10.0 PHASED INSTALLATION REQUIREMENTS tc \l 1 "10.0 PHASED INSTALLATION REQUIREMENTS"

The contractor shall deliver, install, and integrate IPACS at the Suitland SOCC and the Falcon FOCC on a phased basis. Sufficient GFE will be made available to initially install three operational data processing "strings" at the SOCC. The installation the SOCC will demonstrate the functional capabilities of the IPACS and establish Initial Operating Capability (IOC).
 Additional GFE will be made available after closure of the Offutt AFB MPSOC for installation of three data processing strings at FOCC.

10.1 Site Plan

Three months after award of contract, the contractor shall provide the COTR with an installation and integration schedule and preliminary site preparation requirements for power, air conditioning, floor space, etc. Preliminary site preparation requirements shall include requirements for the physical security of GFE KG cryptographic equipment, as defined by National Security Agency (NSA) standards. A detailed site plan shall be submitted to the COTR six months prior to IPACS delivery and shall specify the location of electrical and communications terminations furnished by others in the area allocated for IPACS installation. At least three months prior to delivery at each site, the contractor shall visit the sites to discuss the IPACS delivery, installation, and integration with the NOAA and USAF Site Managers, staff, and the COTR.

10.2  Site Description

SOCC is located in FB-4, Suitland, Maryland. The SOCC DMSP polar operations command and control center has been allocated approximately 2600 ft.2 of environmentally-controlled raised floor space for the IPACS Operations Area.
 DMSP operations at the SOCC will be collocated with the TIROS polar and GOES geostationary satellite operation, which have a similar allocation of floor space. A common user Launch Control Room contains government furnished workstations which will be available to support launch and early orbit operations for the three satellite programs.

FOCC is located at Falcon AFB, outside Colorado Springs, CO. Floor space with protected power, raised floor, and air conditioning comparable to the SOCC DMSP operations area will be made available. The IPACS contractor shall participate with designated USAF management to facilitate FOCC site preparation for the IPACS installation.

10.3  IPACS Installation

Three months prior to installation, the contractor shall submit an updated version of the installation schedule and site preparation requirements to the COTR. While installing and checking out the IPACS, the contractor must recognize the existing SOCC operates on a 24-hour, 7-day-a-week schedule. Hence, to assure minimum disruption of operations, the contractor is required to coordinate all activities with the SOCC Operations Manager (or his authorized representative) and the COTR.

10.4  Cabling

The contractor shall provide and install all inter- and intra- system (signal and power) cabling associated with the IPACS equipment. The contractor shall maintain isolation of classified and non-classified signal cables as specified in NACSEM 5203, dated 1982 (Confidential). This includes, but is not limited to cabling to and from existing station equipment, AC power, and interconnection to the signal ground system at each location. All cables shall be in accordance with Appendix C, NOAA NESDIS Standard No. s24.803 for Cable and Wire Identification.

10.5  Tools and Equipment

Tools, test equipment, and other necessary items for on-site installation, alignment, checkout, and testing shall be supplied by the contractor. Certain items, such as specialized test equipment and tools that are property of the government may be available on a non- interference basis. Utilization of such equipment shall be arranged through the COTR in advance and coordinated with the NESDIS Site Manager at time of use.

A set of all crimping tools and their associated manuals, necessary for the proper construction and assembly of interface cables, shall be delivered to each site, and become government property.

Any unique test equipment developed by the contractor for testing or checkout of IPACS shall be delivered to each site, and become government property.

50-DDNE-6-90029

	SECTION 11

	PHASE-OVER

11.0  PHASE-OVER REQUIREMENT

The contractor shall produce a Phase-Over Plan for government approval to phaseover primary DMSP operations from the MPSOC to the SOCC, and to verify FOCC operational readiness. Installation and integration of IPACS at SOCC will occur while ongoing TIROS operations are being conducted with orbiting TIROS satellites. Delivery schedules for IPACS equipment shall be coordinated with SOCC management to minimize disruption to ongoing TIROS operations. The objective of the phase-over activity is to install and integrate IPACS and achieve operational capability prior to deactivating existing DMSP MPSOC control capabilities.

11.1  Stand Alone Implementation

IPACS shall be implemented in a phased manner to permit integration and checkout as an independent operating facility, without interrupting ongoing satellite operations. On-site system testing of delivered hardware and software shall be conducted to demonstrate functionality, prior to interfacing with the AFSCN. Interfacing with operational AFSCN facilities for test purposes shall be conducted in a coordinated and controlled manner.

11.2  Phase-Over Plan

Systems tests will demonstrate full IPACS functional capability at the SOCC to achieve Initial Operational Capability (IOC). The contractor shall develop, submit for the government's approval, and maintain the status of an IPACS phase-over plan identifying all interfaces with SOCC and AFSCN equipment and facilities necessary to verify system performance. The initial phase-over plan shall be submitted 30 weeks after award of contract.
 Final plan shall be submitted one month before installation begins and updated as required throughout the phase-over period until final acceptance after full functional and durability tests have been successfully completed.

The phase-over plan shall include a period of operations in parallel with MPSOC control of the on-orbit DMSP satellites. During this period the SOCC will demonstrate functionality and reliability prior to IPACS assumption of operational status. Parallel operations will include telemetry processing, responses to operator directives, and generation of realtime commands and command loads for input to the DDCP that will be inhibited before transmission to an ARTS.

Upon acheiving IOC the SOCC will assume operational control of the DMSP satellites to permit closure of the MPSOC to make available required GFE for installation at FOCC. The phase-over plan shall include the FOCC on-site system test and durability test and additionallly a test of the SOCC failover capabilities inherent in the IPACS design.

50-DDNE-6-90029

	SECTION 12

	MAINTENANCE SERVICES

12.0  MAINTENANCE REQUIREMENTS

IPACS maintenance requirements are discussed below. Different approaches will be used to maintain GFE and contractor-furnished system elements.
Depot maintenance for GFE will be in accordance with existing logistic support provisions of the government. The IPACS contractor shall provide remedial and preventative maintenance for GFE at the SOCC and FOCC during the interval beginning with delivery of the GFE to the contractor and ending six months after acceptance of IPACS.

Maintenance provisions shall be in addition to those provided by manufacturer's warranties, but do not exclude the use of warranties.

12.1 In-plant Maintenance on GFE

The contractor shall be responsible for all remedial and preventive maintenance of GFE while it is at his facilities for developmental purposes.
 The contractor will provide GFE maintenance with in house resources or by sub-contract with a qualified services contractor.

The contractor shall also be responsible for installation of engineering changes and software upgrades or changes as required to keep GFE hardware and software updated to the current revision level. Engineering changes and software updates issued within 30 days of acceptance are to be installed within 60 days after acceptance.

Records shall be kept and reports made to the government on all maintenance performed and on engineering changes installed on the GFE prior to acceptance of IPACS.

12.2  IPACS Maintenance Service

The contractor shall provide remedial and preventive maintenance service, as described below, on all hardware, from IOC until final acceptance. The IPACS contractor shall provide both preventative and remedial maintenance on all contractor supplied and GFE IPACS hardware.

12.2.1  SOCC Maintenance Support

The IPACS contractor shall provide both preventative and remedial maintenance on all contractor supplied and GFE IPACS hardware at SOCC until successful completion of the Acceptance Test. Maintenance shall be provided at SOCC on a 24-hour-per-day, 7-day-per-week basis. Remedial maintenance activities shall begin on-site within four hours of the government's notice requesting service by the contractor. A hardware engineer/technician with at least one year of active participation in the development of IPACS shall be resident at the SOCC and available to assist in training, implementation actions, and problem resolution.

12.2.2 FOCC Maintenance Support

The IPACS contractor shall provide both preventative and remedial maintenance on all contractor supplied and GFE IPACS hardware at FOCC until successful completion of the IPACS Acceptance Test. Maintenance shall be provided at FOCC on a 24 hour per day, 7 day per week basis. Remedial maintenance activities shall begin on-site within four hours of the government's notice requesting service by the contractor. A hardware engineer/technician with active participation in the development of IPACS shall be resident at the FOCC and available to assist in training, implementation actions, and problem resolution.

12.2.3  Depot Level Maintenance

The IPACS contractor shall warrant, for a five-year period, the availability of depot repair for all contractor-furnished IPACS equipment and provide addresses and telephone numbers of the depot repair facilities for all modules incorporated in IPACS.

Maintenance for government furnished KG crypto equipment will be performed by established USAF depot level maintenance procedures.


50-DDNE-6-90029

	SECTION 13

	QUALITY ASSURANCE

13.0 QUALITY ASSURANCE PROGRAM

It shall be the responsibility of the contractor to establish and conduct a program of Quality Assurance. The program shall ensure that items delivered under contract are of the highest quality, conform to the established technical requirements, are delivered according to established schedules, and are developed with an effective utilization of resources.

13.1  Definition

Quality Assurance, in the context of this document, refers to the planned and systematic pattern of actions necessary to provide confidence that products delivered under contract comply with all technical requirements, and are developed in an effective and timely manner.

13.2  Requirements
The contractor shall submit a Quality Assurance Plan (QAP) for government approval which applies to all software delivered under this contract. This includes purchased software, software which is adapted from the existing PACS, and contractor-developed software. The QAP shall be a comprehensive document describing the specific methodologies, techniques, inspections and tests which assure the quality of the software delivered.

13.2.1  Quality Audits

The contractor, in performance of this contract, shall conduct audits of the developing products. The QAP shall describe the audit procedures to be used, it shall identify the documents to be audited, the type of audit to be conducted (walk-thru, inspection, validation, etc.), the number and frequency of audits, and the proportionate size of the sample to be audited.

13.2.2  Reviews

The contractor, in performance of this contract, shall conduct formal reviews as listed below. The QAP shall describe the content and objectives of each and shall describe the mechanisms for incorporating changes resulting from these reviews.

	1.	IPACS Requirements Review
	2.	Software Requirements Review
	3.	Preliminary Design Review (PDR)
	4.	Critical Design Review (CDR)
	5.	Software Verification Review
	6.	Managerial Reviews

13.2.3  Reporting and Control

The QAP shall describe a plan for reporting progress and status in the performance of this contract. The QAP shall prescribe the types of reports to be issued (status reports, test reports, problem resolution reports, resource utilization reports, etc.) the content of these reports, the frequency, the distribution, and the responsible reporting element or function in the contractor's organization.

13.2.4  Documentation

The contractor, in satisfaction of this contract, shall produce and deliver the documents indicated below. The QAP shall describe these documents, and prescribe the structure and content of each.

	1.	Software Requirements Specification (SRS)
	2.	Software Design Description (SDD)
	3.	Software Verification Plan (SVP)
	4.	Software Verification Report (SVR) (may be included in monthly reports)
	5.	Other (Integration Test Plans, User Guides)

50-DDNE-6-90029

	SECTION 14

	ADDITIONAL REQUIREMENTS

14.0  ADDITIONAL REQUIREMENTS

14.1  Spare Parts

The contractor shall provide spare parts in accordance with Appendix E, NESDIS Standard No. s24.805. This standard provides for spare parts at the module and component levels, and for documentation and special tools. For all failure prone assemblies, such as power supplies, spares shall be provided at the 10 percent level. Spare parts for all commercial equipment including computers and computer peripherals are to be provided to the
module or subassembly level.   Individual components on spared subassemblies
are not required for commercially available hardware. Redundant subsystems contained within IPACS do not satisfy the requirement for spare parts, and will be provided spare parts in compliance with NESDIS s24.805.

14.2  Software Development

14.2.1  Development Support Hardware

The contractor shall provide any and all hardware needed for software development support (e.g., high-speed line printers; PROM or PAL programmers; logic analyzers, and other test equipment).

14.2.2  Software

The contractor shall deliver the source code and listings of all IPACS-specific software and all system developmental utilities used in developing unique IPACS software (source editor, compilers, assemblers, etc.) on a disk or tape in a system-compatible form. The contractor shall provide an IPACS computer system performance monitor. This monitor shall show the processor loading, memory loading, Disk I/O, etc. for IPACS running in real-time or under an IPACS real-time simulation mode. If such utilities are contractor-licensed, then utilities licensed for the government's use must be purchased and delivered.

IPACS shall be delivered with the most recent release of the Operating System and all other commercial software. If a new release of any article of delivered commercial software occurs within six months prior to system acceptance, an earlier release may be delivered but the new release shall be provided and integrated within two months after acceptance.

14.3  Technical Support Options

In addition to the maintenance requirements described in section 12.2, the contractor, shall as options, supply engineering/technical support for hardware and for software maintenance. The support shall start at the time of expiration of the six month support as specified in section 12.2, and shall be provided on an 8-hour-per-day 5-day-per-week basis.

14.3.1 Technical Support for Hardware Maintenance

The contractor shall offer as options extension of the hardware maintenance technical support as specified in section 12.2, to be provided on an 8 hour per day 5 day week basis.

14.3.1.1 The contractor shall offer as an option, extension of the hardware maintenance technical support at the SOCC as specified in section 12.2.1.

14.3.1.2 The contractor shall offer as an option, extension of the hardware maintenance technical support at the FOCC as specified in section 12.2.2.

14.3.2 Technical Support for Software Maintenance

Two (2) staff-years of technical support at SOCC are required per year over three (3) one- year periods. Two systems engineers or technicians, each with at least one year of active participation in the development of IPACS,
shall be resident at SOCC.   The Systems engineers or technicians shall
assist the government in hardware implementation actions and problem resolution. The engineers or technicians shall also assist the government in the planning, implementation, installation and integration of changes and enhancements to the IPACS, and assist in software optimization, utilization and problem solving for IPACS.

Section D	50-DDNE-6-90029

SECTION D - PACKAGING AND MARKING

TABLE OF CONTENTS

D.1    PACKING FOR DOMESTIC SHIPMENT
D.2    PREPARATION FOR DELIVERY
D.3    CONTAINER MARKING
D.4    UNPACKING INSTRUCTIONS:  COMPLEX OR DELICATE EQUIPMENT




D.1    PACKING FOR DOMESTIC SHIPMENT

Material shall be packed for shipment in such a manner that will ensure acceptance by common carriers and safe delivery at destination. Containers and closures shall comply with the Interstate Commerce Commission regulations, Uniform Freight
Classification Rules, or regulations of other carriers as applicable to the mode of transportation.


D.2   PREPARATION FOR DELIVERY

All technical data to be delivered to the Government shall be adequately packaged and packed to insure delivery to the Government in an undamaged condition.


D.3  CONTAINER MARKING

Containers shall be clearly marked as follows:

1. Name of Contractor
2. Contract No.
3. Description of items contained therein
4. Consignee's name and address


D.4    UNPACKING INSTRUCTIONS:  COMPLEX OR DELICATE EQUIPMENT

Location on Container. When practical, one set of the unpacking instructions will be placed in a heavy water-proof envelope prominently marked "UNPACKING INFORMATION" and firmly affixed to the outside of the shipping container in a protected location, preferably between the cleats on the end of the container adjacent to the identification marking. If the instructions cover a set of equipment packed in multiple containers, the instructions will be affixed to the number one container of the set. When the unpacking instructions are too voluminous to be affixed to the exterior of the container, they will be placed inside and directions for locating them will be provided in the envelope marked "UNPACKING INFORMATION".

Marking Containers. When unpacking instructions are provided shipping containers will be stenciled "CAUTION--THIS EQUIPMENT MAY BE SERIOUSLY DAMAGED UNLESS UNPACKING INSTRUCTIONS ARE CAREFULLY FOLLOWED. UNPACKING INSTRUCTIONS ARE LOCATED (state where located)." When practical, this marking will be applied adjacent to the identification marking on the side of the container.
Page D - 2

 Section F	50-DDNE-6-90029

                  SECTION F - DELIVERIES OR PERFORMANCE


TABLE OF CONTENTS

F.1	PLACE OF PERFORMANCE
F.2  PERIOD OF PERFORMANCE (CAR 1352.212-72) (JUL 1985)
F.3  MAJOR FIELD MODIFICATIONS
F.4  TIME OF DELIVERY
F.5  CLAUSES INCORPORATED BY REFERENCE (FAR 52.252-2) (JUN 1988)
F.6  LIQUIDATED DAMAGES




F.1	PLACE OF PERFORMANCE

The services and supplies to be furnished under this contract shall be performed and delivered to:

		U.S. Department of Commerce/NOAA/NESDIS
		Federal Office Building #4
          Suitland and Silver Hill Roads
		Washington, D.C.  20233

		and

		Falcon Air Force Base
		Colorado Springs, Colorado


F.2  PERIOD OF PERFORMANCE (CAR 1352.212-72) (JUL 1985)
          ALTERNATE I (DEC 1985)

The period of performance of this contract is for thirty months, beginning 05/20/96 to 11/20/98, unless changed through the exercise of options, or contract modifications.


F.3  MAJOR FIELD MODIFICATIONS

If the Government requests on-site field modification of equipment, the Contractor shall provide it on the same basis as furnished to other customers for the same type of equipment as supplied under the contract. Engineering changes may also be sponsored by the Contractor. Any on-site field modification of equipment will be by mutual agreement of both parties.

Page F - 1

F.4   TIME OF DELIVERY

The Government requires delivery to be made according to the delivery schedule listed in Section J, Attachment #12, of this letter contract. All parties agreed that the start date for contract performance was 05/20/96, which is the date given in the letter of intent for the start of contract performance.

By acceptance of this contract award, the contractor acknowledges and accepts the critical importance of on-time delivery in accordance with Delivery Schedule, Attachment #12, Section J. Because of the critical importance of on-time delivery, Bonus Fee (see Section B) and Liquidated Damages (see F.6 LIQUIDATED DAMAGES) have been negotiated and included in this contract.


F.5 CLAUSES INCORPORATED BY REFERENCE (FAR 52.252-2) (JUN 1988) This contract incorporates one or more clauses by reference, with the same force and effect as if they were given in full text. Upon request, the Contracting Officer will make their full text available.

    I. FEDERAL ACQUISITION REGULATION (48 CFR CHAPTER 1) CLAUSES

	CLAUSE
     NUMBER      DATE        TITLE

     52.242-15  AUG 1989  STOP-WORK ORDER--ALTERNATE I (APR 1984)
     52.242-17  APR 1984  GOVERNMENT DELAY OF WORK
    	52.247-34  NOV 1991  F.O.B. DESTINATION


F.6   LIQUIDATED DAMAGES

In the event the contractor fails to make delivery of a fully-functioning system in accordance with the schedule established herein, the Contractor shall pay to the Government, as fixed and agreed, liquidated damages for each calendar day's delay the sum
of $     *        but not for more than   *   days.

A fully-functioning system is one that has been documented by the Government to have passed all applicable tests in accordance with SECTION C, Section 7 Acceptance Test and Demonstration Program, and SECTION E, INSPECTION AND ACCEPTANCE.

Except with respect to defaults of subcontractors, the Contractor shall not be liable for liquidated damages when delays arise from causes beyond the control of and without the fault or negligence of the Contractor. Such causes may include, but are not restricted to, Acts of God or of the public enemy, acts of the Government, in either its sovereign or contractual capacity, fires, floods, epidemics, quarantine restrictions, strikes, freight embargoes, and unusually severe weather; but in every case the delay must be beyond the control of and without the fault or negligence of the Contractor. If the delays are caused by the default of a subcontractor, and such default arises out of causes beyond the control of both the Contractor and the subcontractor and without the fault or negligence of either of them, the Contractor shall not be liable for liquidated damages for delays, unless the supplies or services to be furnished by the subcontractor were obtainable from other sources in sufficient time to permit the Contractor to meet the performance schedule.


    * To Be Negotiated.

Section H		50-DDNE-6-90029
                SECTION H - SPECIAL CONTRACT REQUIREMENTS


TABLE OF CONTENTS
H.1    INSURANCE COVERAGE  (CAR 1352.228-73)  (JUL 1985)
H.2    UNAUTHORIZED INSTRUCTIONS FROM GOVERNMENT PERSONNEL
H.3    ORGANIZATIONAL CONFLICT OF INTEREST (CAR 1352.209-70)
	     (JUL 1985)
H.4    HOLIDAYS AND ADMINISTRATIVE LEAVE
H.5    DISSEMINATION OF CONTRACT INFORMATION
H.6    CONTRACTOR COMMITMENTS, WARRANTIES AND REPRESENTATIONS
H.7    HARMLESS FROM LIABILITY
H.8    COMPLIANCE WITH LAWS
H.9    NOTICE TO THE GOVERNMENT OF DELAYS
H.10   AUTHORITY TO OBLIGATE THE GOVERNMENT
H.11   ENGINEERING CHANGES
H.12   DUPLICATION OF EFFORT
H.13   OPTION TO EXTEND THE TERM OF THE CONTRACT -- COST-PLUS-
         FIXED-FEE CONTRACT
H.14   KEY PERSONNEL
H.15   TECHNOLOGY SUBSTITUTION
H.16   TECHNOLOGY SUBSTITUTION PLAN



H.1   INSURANCE COVERAGE  (CAR 1352.228-73)  (JUL 1985)

Pursuant to the clause "Insurance - Work on a Government
Installation (52.228-7)," the Contractor will be required to present evidence to show, as a minimum, the amounts of insurance coverage indicated below:

	(a) Workers Compensation and Employer's Liability. The Contractor is required to comply with applicable Federal and State workers' compensation and occupational disease statutes.
If occupational diseases are not compensable under those statutes, they shall be covered under the employer's liability section of the insurance policy, except when contract operations are so commingled with a Contractor's commercial operations that it would not be practical to require this coverage. Employer's liability coverage of at least %%%%%%%%% shall be required, except in States with exclusive or monopolistic funds that do not permit workers' compensation to be written by private carriers.

	(b) General Liability. The Contractor shall have bodily injury liability insurance coverage written on the comprehensive form of policy of at least %%%%%%%%%% per occurrence.


	(c) Automobile Liability. The Contractor shall have automobile liability insurance written on the comprehensive form of policy. The policy shall provide for bodily injury and property damage liability covering the operation of all automobiles used in connection with performing the contract. Policies covering automobiles operated in the United States shall provide coverage of at least %%%%%%%%% per person and %%%%%%%%%% per occurrence for bodily injury and %%%%%%%%%% per occurrence for property damage.

	(d) Aircraft Public and Passenger Liability. When aircraft are used in connection with performing the contract, the Contractor shall have aircraft public and passenger liability insurance. Coverage shall be at least %%%%%%%%%% per person and %%%%%%%%%% per occurrence for bodily injury, other than passenger liability, and %%%%%%%%%% per occurrence for property damage. Coverage for passenger liability bodily injury shall be at least %%%%%%%%%% multiplied by the number of seats or passengers, whichever is greater.


H.2   UNAUTHORIZED INSTRUCTIONS FROM GOVERNMENT PERSONNEL

	a.	The Contractor will not accept any instructions issued
by any other person employed by the U.S. Government other than the Contracting Officer or the Contracting Officer's Technical
Representative (COTR) acting within the limits of their authority.

	b.	No information, other than that which may be contained
in an authorized amendment to this contract will be considered as grounds for deviation from any stipulations of the contract's terms and conditions.


H.3     ORGANIZATIONAL CONFLICT OF INTEREST (CAR 1352.209-70)
		(JUL 1985)

        (a) The Contractor warrants that, to the best of the Contractor's knowledge and belief, there are no relevant facts or circumstances which could give rise to an organizational conflict of interest, as defined in FAR Subpart 9.5, or that the Contractor has disclosed all such relevant information.

        (b) The Contractor agrees that if an actual or potential organizational conflict of interest is discovered after award, the Contractor will make a full disclosure in writing to the Contracting Officer. This disclosure shall include a description of actions which the Contractor has taken or proposes to take, after consultation with the Contracting Officer, to avoid, mitigate, or neutralize the actual or potential conflict.

        (c) Remedies - The Contracting Officer may terminate this contract for convenience, in whole or in part, if it deems such termination necessary to avoid an organizational conflict of interest. If the Contractor was aware of a potential organizational conflict of interest prior to award or discovered an actual or potential conflict after award and did not disclose or misrepresented relevant information to the Contracting Officer, the Government may terminate the contract for default, debar the Contractor from Government contracting, or pursue such other remedies as may be permitted by law or this contract.

        (d) The Contractor further agrees to insert provisions which shall conform substantially to the language of this clause, including this paragraph (d), in any subcontract or consultant agreement hereunder.


H.4    HOLIDAYS AND ADMINISTRATIVE LEAVE (Modified FEB 1996)

NOAA personnel observe the following days as holidays:

	New Year's Day              Columbus Day
	Washington's Birthday       Veterans' Day
	Memorial Day                Thanksgiving Day
	Independence Day            Christmas Day
	Labor Day                   Martin Luther King's Birthday
	Any other day designated by Federal statute
	Any other day designated by Executive Order
	Any other day designated by the President's proclamation

When any such day falls on a Saturday, the preceding Friday is observed. When any such day falls on a Sunday, the following Monday is observed. Observance of such days by Government personnel shall not be cause for an extension to the delivery schedule or period of performance or adjustment to the price, estimated cost, or fee(s), if any, except as set forth in the contract.

Except for designated around-the-clock or emergency operations, contractor personnel will not be able to perform on-site under this contract with NOAA on holidays set forth above. The contractor will not charge any holiday as a direct charge to the contract. In the event Contractor personnel work during a holiday observed by the contractor other than those above, no form of holiday or other premium compensation will be reimbursed as either a direct or indirect cost. However, this does not preclude reimbursement for authorized overtime work.
In the event NOAA grants administrative leave to its Government employees at the site, on-site Contractor personnel shall also be dismissed if the site is being closed. However, the Contractor shall continue to provide sufficient personnel to perform around-the-clock requirements of critical efforts already in progress or scheduled and shall be guided by the instructions issued by the Contracting Officer or her/his duly appointed representative. In each instance when the site is closed to Contractor personnel as a result of inclement weather, potentially hazardous conditions, explosions, or other special circumstances, the Contractor will direct its staff as necessary to take actions such as reporting to its own site(s) or taking appropriate leave consistent with its policies. The cost of salaries and wages to the Contractor for the period of any such site closure shall be a reimbursable item of direct cost under the contract for employees whose regular time is normally a direct charge if they continue to perform on contract work; otherwise, the costs are reimburseable as indirect costs in accordance with the Contractor's established accounting policy. Contractor personnel performing on-site under this contract with NOAA shall limit their observation of holidays to those set forth above. In the event Contractor personnel work during a holiday other than those above, no form of holiday or other premium compensation will be reimbursed as either a direct or indirect cost. However, this does not preclude a reimbursement for authorized overtime work.

When NOAA grants administrative leave to its Government employees, on-site Contractor personnel shall also be dismissed.
 However, the Contract shall continue to provide sufficient personnel to perform around-the-clock requirements of critical efforts already in progress or scheduled and shall be guided by the instructions issued by the Contracting Officer or her/his duly appointed representative. In each instance when administrative leave is granted to Contractor personnel as a result of inclement weather, potentially hazardous conditions explosions, or other special circumstances, it will be without loss to the contractor. The cost of salaries and wages to the Contractor for the period of any such excused absence shall be a reimbursable item of direct cost under the contract for employees whose regular time is normally direct charge and a reimbursable item of indirect in accordance with the Contractor's established accounting policy.


H.5  	DISSEMINATION OF CONTRACT INFORMATION

Unless otherwise provided in this contract, the Contractor shall not:
	publish
	permit to be published
	distribute for public consumption

any information, oral or written, concerning the results of, or conclusions made pursuant to, performance under this contract, without prior written consent of the Contracting Officer, until such time as the Government may have released such information to the public.


H.6    CONTRACTOR COMMITMENTS, WARRANTIES AND REPRESENTATIONS

        Any written commitment by the Contractor within the scope of this contract shall be binding upon the Contractor. Failure of the Contractor to fulfill any such commitment shall render the
 Contractor liable for liquidated or other damages due to the Government under the terms of this contract. For the purpose of this contract, a written commitment by the Contractor is limited to the proposal submitted by the Contractor, and to specific written modifications to the proposal. Written commitments by the Contractor are further defined as including (1) any warranty or representation made by the Contractor in a proposal as to hardware or software performance; total systems performance; other physical, design, or functioning characteristics of a machine, software package, or system, or installation date; (2) any warranty or representation made by the Contractor concerning the characteristics or items described in (1) above made in any publications, drawings, or specifications accompanying or referred to in a proposal; and (3) any modification of or affirmation or representation as to the above information and items which is made by the Contractor in or during the course of negotiations, whether or not incorporated into a formal amendment to the proposal in question.


H.7   HARMLESS FROM LIABILITY

The Contractor shall hold and save the Government, its officers, agents and employees, harmless from liability of any nature or kind, including costs and expenses to which they may be subject, for or on account of any or all suits or damages of any character whatsoever resulting from injuries or damages sustained by any person or persons or property by virtue of performance of this contract, arising or resulting in whole or in part from the fault, negligence, wrongful act or wrongful omission of the Contractor, or any subcontractor, their employees, agents, etc.


H.8   COMPLIANCE WITH LAWS

Contractor shall comply with all applicable laws and rules and regulations having the force of law which deal with or relate to yperformance hereunder or the employment by the Contractor of the employees necessary for such performance, and shall procure such permits, licenses and other required authorizations from the United States and from State and local authorities as may be necessary in connection with beginning or carrying on to completion of the contract work, and shall at all times comply with all United States, State and local laws in any way affecting the contract work.


H.9   NOTICE TO THE GOVERNMENT OF DELAYS

In the event the Contractor encounters difficulty in meeting performance requirements, or when it anticipates difficulty in complying with contract delivery schedule or date, or whenever the Contractor has knowledge that any actual or potential situation is delaying or threatens to delay the timely performance of this contract, the Contractor shall immediately notify the Contracting Officer, and the Contracting Officer's Technical Representative, in writing, giving pertinent details, provided, that this data shall be informational only in character and that this provision shall not be construed as a waiver by the Government of any delivery schedule or date or of any rights or remedies provided by law or under this contract.


H.10  AUTHORITY TO OBLIGATE THE GOVERNMENT

The Contracting Officer is the only individual who can legally commit or obligate the Government to the expenditure of public funds. No cost chargeable to the executed contract can be incurred before receipt of a fully executed contract or specified authorization from the Contracting Officer (FAR 1.6).


H.11   ENGINEERING CHANGES

	a. After contract award, the Government may solicit, and the Contractor is encouraged to propose independently, engineering changes to the ADPE, or other requirements of this contract. These changes may be proposed to save money, to improve performance, to save energy, or to satisfy increased data processing requirements. However, if proposed changes to improve performance are necessary to meet increased data processing requirements of the user, those requirements shall not exceed the contract requirements by more than 25%. If the proposed changes are acceptable to both parties, the Contractor shall submit a price change proposal to the Government for evaluation. Those proposed engineering changes that are acceptable to the Government will be processed as modifications to the contract.

	b. This clause applies only to those proposed changes identified by the Contractor, as a proposal submitted pursuant to the provisions of this clause. As a minimum, the following information shall be submitted by the Contractor with each proposal:

		1. A description of the difference between the existing contract requirement and the proposed change, and the comparative advantages and disadvantages of each;

		2. Itemized requirements of the contract which must be changed if the proposal is adopted, and the proposed revision to the contract for each such change;

		3. An estimate of the changes in performance and cost, if any, that will result from adoption of the proposal;

		4. An evaluation of the effects the proposed change would have on collateral costs to the Government, such as Government-furnished property costs, costs of related items, and costs of maintenance and operation; and

		5. A statement of the time by which the change order adopting the proposal must be issued so as to obtain the maximum benefits of the changes during the remainder of this contract.
Also, any effect on the contract completion time or delivery schedule shall be identified.

	c. Engineering change proposals submitted to the Contracting Officer shall be processed expeditiously. The Government shall not be liable for proposal preparation costs or any delay in acting upon any proposal submitted pursuant to this clause. The Contractor has the right to withdraw, in whole or in part, any engineering change proposal not accepted by the Government within the period specified in the engineering change proposal. The decision of the Contracting Officer as to the acceptance of any such proposal under this contract shall be final and shall not be subject to the "Disputes" clause of this contract.

	d. The Contracting Officer may accept any engineering change proposal submitted pursuant to this clause by giving the Contractor written notice thereof. This written notice may be given by issuance of a modification to this contract. Unless and until a modification is executed to incorporate an engineering change proposal under this contract, the Contractor shall remain obligated to perform in accordance with the terms of the existing contract.


	e. If an engineering change proposal submitted pursuant to this clause is accepted and applied to this contract, an equitable adjustment in the contract price and in any other affected provisions of this contract shall be made in accordance with this clause and other applicable clauses of this contract. When the cost of performance of this contract is increased or decreased as a result of the change, the equitable adjustment increasing or decreasing the contract price shall be in accordance with the "Changes" clause rather than under this clause, but the resulting contract modification shall state that it is made pursuant to this clause.

	f. The Contractor is requested to identify specifically any information contained in the engineering change proposal which the Contractor considers confidential or proprietary and which the Contractor prefers not be disclosed to the public. The identification of information as confidential or proprietary is for informational purposes only and shall not be binding on the Government to prevent disclosure of such information. Offerors are advised that such information may be subject to release upon request pursuant to the Freedom of Information Act. (5 U.S.C.
552).


H.12  DUPLICATION OF EFFORT

The Contractor hereby certifies that costs for work to be performed under this contract and any subcontract hereunder are not duplicative of any costs charged against any other Government contract, subcontract or other Government source. The Contractor agrees to advise the Contracting Officer, in writing, of any other Government work it has performed or is performing which involves work directly related to the purpose of this contract. The Contractor also certifies and agrees that any and all work performed under this contract shall be directly and exclusively for the use and benefit of the Government, not incidental to any other work, pursuit, research or purpose of the Contractor whose responsibility it will be to account for it accordingly.


H.13   OPTION TO EXTEND THE TERM OF THE CONTRACT -- COST-PLUS-
         FIXED-FEE CONTRACT

The Government has the option to extend the term of this contract for three additional twelve month periods. If more than thirty days remain in the contract period of performance, the Government, without prior written notification, may exercise this option by issuing a contract modification. To exercise this option within the last thirty days of the period of performance, the Government must provide to the Contractor written notification prior to that last thirty-day period. This preliminary notification does not commit the Government to exercising the option.

Exercise of an option will result in the following contract modifications:


   (a) The "Period of Performance" clause (CAR 1352.212-73) is modified for each respective option period as follows:

       Period             Start Date                  End Date

     Option I      To Be Filled in at Contract Definitization.

     Option II     To Be Filled in at Contract Definitization.

     Option III    To Be Filled in at Contract Definitization.

    (b) The "Estimated and Allowable Cost" clause (1352.242-70) is modified to reflect increased estimated costs and fixed fees for each respective option period as follows:


                     Estimated
   Period              Cost            Fixed Fee         Total

  Option I          To Be Filled in at Contract Definitization

  Option II         To Be Filled in at Contract Definitization

  Option III        To Be Filled in at Contract Definitization

   (c) If this contract contains "not to exceed amounts" for elements of other direct costs (ODC), those amounts are increased as follows:

                          Other Direct Cost Items
                      To Be Specified at Contract Definitization

             Option I
               Option II
                 Option III
                   Option IV






H.14   KEY PERSONNEL

    (a) The Contractor shall assign to this contract the following key personnel:

      Project Engineer              %%%%%%%%%%
      Lead for Hardware             %%%%%%%%%%
      Lead for Software             %%%%%%%%%%%%%%%%
	Systems Engineer              %%%%%%%%%%%%%%%%

    b) During the first ninety (90) days of performance, the Contractor shall make no substitutions of key personnel unless the substitution is necessitated by illness, death, or termination of employment. The Contractor shall notify the Contracting Officer within 15 calendar days after the occurrence of any of these events and provide the information required by paragraph (c) below. After the initial 90-day period, the Contractor shall submit the information required by paragraph (c) to the Contracting Officer at least 15 days prior to making any permanent substitutions.

    (c) The Contractor shall provide a detailed explanation of the circumstances necessitating the proposed substitutions, complete resumes for the proposed substitutes, and any additional information requested by the Contracting Officer. Proposed substitutes should have comparable qualifications to those of the persons being replaced. The Contracting Officer will notify the Contractor within 15 calendar days after receipt of all required information of the decision on substitutions. The contract will be modified to reflect any approved changes of key personnel.


H.15	  TECHNOLOGY SUBSTITUTION

H.15.1 OVERVIEW

	All items (e.g., hardware, system software) and support services (maintenance, training, documentation, installation, and technical support services) shall be the most modern and cost effective available at the time of delivery and installation.
The contractor shall propose substitute items whenever the contractor or its subcontractor is offering replacement or substitutes for the components in question and the contractor offers the particular product to any of its commercial or Government customers. The Government may request that those items be substituted for comparable items originally offered.
The Government reserves the right to accept or reject proposed substitutions.


H.15.1.1   MINIMUM QUALIFICATIONS FOR ACCEPTANCE OF SUBSTITUTIONS

	a.	The substitute item shall meet or exceed the applicable
requirements and specifications of this contract.

	b.	Any substitute item shall be fully compatible with the
existing hardware and software installed at the time the substitute is proposed for use.

	c.	The substitute item shall have capacity and performance
characteristics equal to or better than those of the component it is to replace. The criteria used originally for selecting the winning vendor's components will be used to determine acceptability of substitute items.

	d.	The substitute item shall offer the same or increased
function as the item it is to replace.

	e.	The price of the item shall be equal to or more cost-
effective than the item it is to replace, based on the same evaluation as done under the solicitation.

H.15.1.2   TECHNOLOGY SUBSTITUTION MODIFICATION PROCEDURE

	To propose a substitute item, the contractor shall submit a written proposal to the Contracting Officer, addressing each of the applicable qualifications in Section C and any other attributes of the substitute item of which the Government should be aware. Additionally, the contractor agrees to demonstrate the proposed item prior to delivery, if requested by the Government.

H.15.1.3   BENEFIT TO THE GOVERNMENT

	All proposed technology modifications, substitutions, and additions to the contract shall be evaluated as to their benefit to the Government. In determining the comparative life cycle costs of such proposals, the performance costs over the remaining life of the contract shall be included.

H.15.2   OTHER MODIFICATIONS/SUBSTITUTIONS/ADDITIONS

H.15.2.1   BENEFIT TO THE GOVERNMENT

	All other proposed modifications, substitutions, and additions to the contract shall be evaluated as to their benefit to the Government. In determining the comparative life cycle costs of such proposals, the performance costs over the remaining life of the contract shall be included.

H.15.2.2   SUBMISSION OF PROPOSALS

	No equipment shall be substituted until the contractor has submitted a proposal to the Contracting Officer with adequate supporting justification. Furthermore, an agreement between the Contracting Officer and the contractor must also be reached and authorized, by written modification to the contract, to effect such substitution. The Government may allow component substitutions when, in the opinion of the Contracting Officer it is in the best interest of the Government to do so.


H.16   TECHNOLOGY SUBSTITUTION PLAN

	a.	The contractor is responsible for developing and
maintaining, throughout the course of this contract, a technology substitution plan that conforms to the clause provided in Section H.8 and to the requirements in this section. This plan shall enable the contractor to propose, and the Government to consider, alternate hardware and software which meets the following characteristics:

		1)	Meets at a minimum all of the applicable mandatory
requirements of the solicitation

		2)	Is functionally equivalent or superior to current
items to be furnished under the contract

		3)	Will maintain or improve successful systems
performance

		4)	Will facilitate or maintain ease of maintenance or
use

		5)	Will be supportable for the life of the contract


		6)	Has been successfully utilized in actual
performance

		7)	Will provide a greater value to the Government
than the hardware or software currently under contract.

	b.	Technology substitution specified in the plan and in
Section H.8 is applicable only to hardware or software not yet installed at the time the improvement is authorized by the Government. Replacement of already-installed contractor hardware or software will be considered by the Government under Clause H.11
ENGINEERING CHANGES, should either the Government or the contractor so request.

	c.	Hardware or software installed pursuant to this clause
shall be subject to the same warranties, maintenance credits, downtime credits, and acceptance procedures as items already under contract.

	d.	The contractor will be periodically evaluated on the
quality of the technology substitution program, based upon the contractor's approved plan.

              PART II - CONTRACT CLAUSES

SECTION I - CONTRACT CLAUSES

TABLE OF CONTENTS

I.1    CLAUSES INCORPORATED BY REFERENCE (FAR 52.252-2) (JUN
            1988)
I.2 REQUIREMENT FOR CERTIFICATE OF PROCUREMENT INTEGRITY-MODIFICATION (FAR 52.203-9) (SEP 1995)
I.3 LIMITATION ON PAYMENTS TO INFLUENCE CERTAIN FEDERAL TRANSACTIONS (FAR 52.203-12) (JAN 1990) (DEVIATION NOV
         1990)
I.4    RIGHTS TO PROPOSAL DATA (TECHNICAL) (FAR 52.227-23) (JUN
        1987)
I.5    AUTHORIZED DEVIATIONS IN CLAUSES (FAR 52.252-6) (APR 1984)
I.6    WARRANTY EXCLUSION AND LIMITATION OF DAMAGES
		(FIRMR 201-39.5202-6) (OCT 1990)
I.7	  RESERVED
I.8    OPTION TO EXTEND THE TERM OF THE CONTRACT (FAR 52.217-9)
            (MAR 1989)
I.9    OPTION TO EXTEND SERVICES (FAR 52.217-9) (MAR 1989)
I.10	  52.216-24  LIMITATION OF GOVERNMENT LIABILITY (APR 1984)
I.11	  52.216-25  CONTRACT DEFINITIZATION (APR 1984)
I.12	  52.216-26 PAYMENTS OF ALLOWABLE COSTS BEFORE
          DEFINITIZATION (APR 1984)
I.13   52.222-35 AFFIRMATIVE ACTION FOR SPECIAL DISABLED
       AND VIETNAM ERA VETERANS  (COMMERCE DEPARTMENT DEVIATION)
	  (MAR 1995)



I.1    52.252-2  CLAUSES INCORPORATED BY REFERENCE (JUN 1988)

            This contract incorporates one or more clauses by reference, with the same force and effect as if they were given in full text. Upon request, the Contracting Officer will make their full text available.

I.     FEDERAL ACQUISITION REGULATION (48 CFR CHAPTER 1) CLAUSES

NUMBER        TITLE                             DATE

52.202-1     DEFINITIONS                         OCT 1995
52.203-3     GRATUITIES                          APR 1984
52.203-5     COVENANT AGAINST CONTINGENT FEES    APR 1984
52.203-6     RESTRICTIONS ON SUBCONTRACTOR       JUL 1995
             SALES TO THE GOVERNMENT
52.203-7     ANTI-KICKBACK PROCEDURES            JUL 1995

52.203-10    PRICE OR FEE ADJUSTMENT FOR         SEP 1990
             ILLEGAL OR IMPROPER ACTIVITY
52.204-4	   PRINTING/COPYING DOUBLE-SIDED       JUN 1996
             ON RECYCLED PAPER
52.209-6     PROTECTING THE GOVERNMENT'S         JUL 1995
             INTEREST WHEN SUBCONTRACTING WITH
             CONTRACTORS DEBARRED, SUSPENDED,
             OR PROPOSED FOR DEBARMENT
52.211-5     NEW MATERIAL                        MAY 1995
52.211-7     OTHER THAN NEW MATERIAL, RESIDUAL   MAY 1995
             INVENTORY, AND FORMER GOVERNMENT
             SURPLUS PROPERTY
52.215-2     AUDIT AND RECORDS - NEGOTIATION     AUG 1996
52.215-22	   PRICE REDUCTION FOR                 OCT 1995
             DEFECTIVE COST OR PRICING DATA
52.215-24	   SUBCONTRACTOR COST OR PRICING       OCT 1995
		   DATA
52.215-26    INTEGRITY OF UNIT PRICES            OCT 1995
52.215-27    TERMINATION OF DEFINED BENEFIT      MAR 1996
		   PENSION PLANS
52.215-33    ORDER OF PRECEDENCE                 JAN 1986
52.215-39	   REVERSION OR ADJUSTMENT OF PLANS    MAR 1996
		   FOR POSTRETIREMENT BENEFITS OTHER
		   THAN PENSIONS (PRB)
52.215-40	   NOTIFICATION OF OWNERSHIP CHANGES   FEB 1995
52.216-7     ALLOWABLE COST AND PAYMENT          AUG 1996
52.216-8     FIXED FEE                           APR 1984
52.219-8     UTILIZATION OF SMALL, SMALL         OCT 1995
		   DISADVANTAGED AND WOMEN-OWNED
             BUSINESS CONCERNS
52.219-9     SMALL, SMALL DISADVANTAGED AND      AUG 1996
             WOMEN-OWNED BUSINESS SUBCONTRACTING
             PLAN
52.219-16    LIQUIDATED DAMAGES - SUBCONTRACT    OCT 1995
             PLAN
52.222-2     PAYMENT FOR OVERTIME PREMIUMS       JUL 1990
52.222-20    WALSH-HEALEY PUBLIC CONTRACTS ACT   APR 1984
52.222-26    EQUAL OPPORTUNITY                   APR 1984
52.222-28	   EQUAL OPPORTUNITY PREAWARD 	    APR 1984
		   CLEARANCE OF SUBCONTRACTS
52.222-36    AFFIRMATIVE ACTION FOR              APR 1984
             HANDICAPPED WORKERS
52.222-37    EMPLOYMENT REPORTS ON SPECIAL       JAN 1988
             DISABLED VETERANS AND VETERANS
             OF THE VIETNAM ERA
52.223-2     CLEAN AIR AND WATER                 APR 1984
52.223-6     DRUG-FREE WORKPLACE                 JUL 1990
52.225-9     BUY AMERICAN ACT - TRADE
             AGREEMENTS ACT - BALANCE OF
             PAYMENTS PROGRAM                    JAN 1994
52.225-11    RESTRICTIONS ON CERTAIN FOREIGN     MAY 1992
             PURCHASES
52.227-1     AUTHORIZATION AND CONSENT           JUL 1995
52.227-2     NOTICE AND ASSISTANCE REGARDING     AUG 1996
		   PATENT AND COPYRIGHT INFRINGEMENT
52.227-3     PATENT INDEMNITY                    APR 1984
52.227-14    RIGHTS IN DATA-- ALT II, ALT III    JUN 1987
52.228-7     INSURANCE - LIABILITY TO THIRD      MAR 1996
             PERSONS
52.232-17    INTEREST                            JUN 1996
52.232-18    AVAILABILITY OF FUNDS               APR 1984
52.232-20    LIMITATION OF COST                  APR 1984
52.232-23    ASSIGNMENT OF CLAIMS                JAN 1986
52.232-25    PROMPT PAYMENT                      MAR 1994
52.232-28    ELECTRONIC FUNDS TRANSFER           APR 1989
             PAYMENT METHODS
52.233-1     DISPUTES                            OCT 1995
52.233-3     PROTEST AFTER AWARD (ALT. I)        JUN 1985
52.237-2     PROTECTION OF GOVERNMENT            APR 1984
		   BUILDINGS, EQUIPMENT, AND
		   VEGETATION
52.242-1     NOTICE OF INTENT TO DISALLOW COSTS  APR 1984
52.242-3     PENALTIES FOR UNALLOWABLE COSTS     OCT 1995
52.242-4     CERTIFICATION OF INDIRECT COSTS     OCT 1995
52.242-13    BANKRUPTCY                          JUL 1995
52.243-2     CHANGES--COST REIMBURSEMENT         AUG 1987
             ALTERNATE II (APR 1984)
52.244-2     SUBCONTRACTS (COST-REIMBURSEMENT    MAR 1996
             AND LETTER CONTRACTS)
             Paragraph E Blank - No exceptions
52.244-5     COMPETITION IN SUBCONTRACTING       MAR 1996
52.245-3	   IDENTIFICATION OF GOVERNMENT-	    APR 1984
		   FURNISHED PR0PERTY
52.245-5     GOVERNMENT PROPERTY (COST-		    JAN 1986
             REIMBURSEMENT, TIME-AND-MATERIAL,
		   OR LABOR-HOUR CONTRACTS)
52.245-19    GOVERNMENT PROPERTY FURNISHED
             "AS IS"                             APR 1984
52.248-1     VALUE ENGINEERING                   MAR 1989
52.249-6     TERMINATION (COST-REIMBURSEMENT)    SEP 1996
52.249-14    EXCUSABLE DELAYS                    APR 1984
52.253-1     COMPUTER GENERATED FORMS            JAN 1991



I.2	REQUIREMENT FOR CERTIFICATE OF PROCUREMENT INTEGRITY --
       MODIFICATION  (FAR 52.203-9) (SEP 1995)

	(a) Definitions. The definitions set forth in FAR 3.104-4 are hereby incorporated in this clause.

	(b) The Contractor agrees that it will execute the certification set forth in paragraph (c) of this clause when
	requested by the Contracting Officer in connection with the execution of any modification of this contract.

	(c) Certification. As required in paragraph (b) of this clause, the officer or employee responsible for the modification proposal shall execute the following certification:

                  CERTIFICATE OF PROCUREMENT INTEGRITY--
                        MODIFICATION (NOV 1990)

              (1)  I, [Name of certifier]
                         , am the officer or employee
responsible for the preparation of this modification
proposal and hereby certify that, to the best of my
knowledge and belief, with the exception of any
information described in this certification, I have no
information concerning a violation or possible
violation of subsection 27(a), (b), (d), or (f) of the
Office of Federal Procurement Policy Act, as amended*
(41 U.S.C. 423), (hereinafter referred to as "the
Act"), as implemented in the FAR, occurring during the
conduct of this procurement [contract and modification
number].                 .

              (2)  As required by subsection
27(e)(1)(B) of the Act, I further certify that to the
best of my knowledge and belief, each officer,
employee, agent, representative, and consultant of
[Name of Offeror]                                who
has participated personally and substantially in the preparation or submission of this proposal has certified that he or she is familiar with, and will comply with, the requirements of subsection 27(a) of the Act, as implemented in the FAR, and will report immediately to me any information concerning a violation or possible violation of subsections 27(a),
(b), (d), or (f) of the Act, as implemented in the FAR, pertaining to this procurement.

             (3)  Violations or possible violations:
(Continue on plain bond paper if necessary and label
Certificate of Procurement Integrity - Modification
(Continuation Sheet), ENTER NONE IF NONE EXISTS)






[Signature of the officer or employee responsible for the modification proposal and date]


[Typed name of the officer or employee responsible for the modification proposal]

* Subsections 27(a), (b), and (d) are effective on
December 1, 1990. Subsection 27(f) is effective on June
1, 1991.

THIS CERTIFICATION CONCERNS A MATTER WITHIN THE JURISDICTION OF AN AGENCY OF THE UNITED STATES AND THE MAKING OF A FALSE, FICTITIOUS, OR FRAUDULENT CERTIFICATION MAY RENDER THE MAKER SUBJECT TO PROSECUTION UNDER TITLE 18, UNITED STATES SECTION 1001.

I.3  LIMITATION ON PAYMENTS TO INFLUENCE CERTAIN FEDERAL
     TRANSACTIONS (FAR 52.203-12) (JAN 1990) (DEVIATION NOV 1990)

(A)  Definitions.

	"Agency," as used in this clause, means executive agency as defined in 2.101.

	"Covered Federal action," as used in this clause, means any of the following Federal actions:

(a)  The awarding of any Federal contract;
(b)  The making of any Federal grant;
(c)  The making of any Federal loan;
(d)  The entering into of any cooperative agreement; and,
(e) The extension, continuation, renewal, amendment, or modification of any Federal contract, grant, loan, or cooperative agreement.

     "Indian tribe" and "tribal organization," as used in this clause, have the meaning provided in section 4 of the Indian Self
-Determination and Education Assistance Act (25 U.S.C. 450B) and include Alaskan Natives.

     "Influencing or attempting to influence," as used in this clause, means making, with the intent to influence, any communication to or appearance before an officer or employee of any agency, a Member of Congress, an officer or employee of Congress, or an employee of a Member of Congress in connection with any covered Federal action.

     "Local government," as used in this clause, means a unit of government in a State and, if chartered, established, or otherwise recognized by a State for the performance of a governmental duty, including a local public authority, a special district, an intrastate district, a council of governments, a sponsor group representative organization, and any other instrumentality of a local government.

     "Officer or employee of an agency," as used in this clause, includes the following individuals who are employed by an agency:

(a) An individual who is appointed to a position in the Government under title 5, United States Code, including a position under a temporary appointment.

(b)  A member of the uniformed services as defined in subsection
101(3), title 37, United States Code.

(c) A special Government employee, as defined in section 202, title 18, United States Code.

(d) An individual who is a member of a Federal advisory committee, as defined by the Federal Advisory Committee Act, title 5, United States Code, appendix 2.

     "Person," as used in this clause, means an individual, corporation, company, association, authority, firm, partnership, society, State, and local government, regardless of whether such entity is operated for profit or not for profit. This term excludes an Indian tribe, tribal organization, or any other Indian organization with respect to "Reasonable compensation," as used this clause, means, with respect to a regularly employed officer or employee of any person, compensation that is consistent with the normal compensation for such officer or employee for work that is not furnished to, not funded by, or not furnished in cooperation with the Federal Government.

     "Reasonable payment," as used in this clause, means, with respect to professional and other technical services, a payment in an amount that is consistent with the amount normally paid for such services in the private sector.

     "Recipient," as used in this clause, includes the Contractor and all subcontractors. This term excludes an Indian tribe, tribal organization, or any other Indian organization with respect to expenditures specifically permitted by other Federal law.

     "Regularly employed," as used in this clause, means, with respect to an officer or employee of a person requesting or receiving a Federal contract, an officer or employee who is employed by such person for at least 130 working days within 1 year immediately preceding the date of the submission that initiates agency consideration of such person for receipt of such contract. An officer or employee who is employed by such person for less than 130 working days within 1 year immediately preceding the date of the submission that initiates agency consideration of such person shall be considered to be regularly employed as soon as he or she is employed by such person for 130 working days.

     "State," as used in this clause, means a State of the United
States, the District of Columbia, the Commonwealth of Puerto
Rico, a territory or possession of the United States, an agency or instrumentality of a State, and multi-State, regional, or interstate entity having governmental duties and powers.

(B)  Prohibitions.

          (1) Section 1352 of title 31, United States Code, among other things, prohibits a recipient of a Federal contract, grant, loan, or cooperative agreement from using appropriated funds to pay any person for influencing or attempting to influence an officer or employee of any agency, a Member of Congress, an officer or employee of Congress, or an employee of a Member of Congress in connection with any of the following covered Federal actions: the awarding of any Federal contract; the making of any Federal grant; the making of any Federal loan; the entering into of any cooperative agreement; or the modification of any Federal contract, grant, loan, or cooperative agreement.

          (2) The Act also requires Contractors to furnish a disclosure if any funds other than Federal appropriated funds (including profit or fee received under a covered Federal transaction) have been paid, or will be paid, to any person for influencing or attempting to influence an officer or employee of any agency, a Member of Congress, an officer or employee of Congress, or an employee of a Member of Congress in connection with a Federal contract, grant, loan, or cooperative agreement.

          (3) The prohibitions of the Act do not apply under the following conditions:

    (i) Agency and legislative liaison by own employees.

	(A) The prohibition on the use of appropriated funds, in subparagraph (b)(1) of this clause, does not apply in the case of a payment of reasonable compensation made to an officer or employee of a person requesting or receiving a covered Federal action if the payment is for agency and legislative liaison activities not directly related to a covered Federal action.

	(B) For purposes of subdivision (b)(3)(i)(A) of this clause, providing any information specifically requested by an agency or Congress is permitted at any time.

	(C) The following agency and legislative liaison activities are permitted at any time where they are not related to a specific solicitation for any covered Federal action:

            (1) Discussing with an agency the qualities and characteristics (including individual demonstrations) of the person's products or services, conditions or terms of sale, and service capabilities.

            (2) Technical discussions and other activities regarding the application or adaptation of the person's products or services for an agency's use.

	(D) The following agency and legislative liaison activities are permitted where they are prior to formal solicitation of any covered Federal action--

            (1) Providing any information not specifically requested but necessary for an agency to make an informed decision about initiation of a covered Federal action;

            (2) Technical discussions regarding the preparation of an unsolicited proposal prior to its official submission; and

            (3) Capability presentations by persons seeking awards from an agency pursuant to the provisions of the Small
Business Act, as amended by Pub. L. 95-507, and subsequent amendments.

	(E) Only those services expressly authorized by subdivision
(b)(3)(i)(A) of this clause are permitted under this clause.

    (ii) Professional and technical services.

         (A) The prohibition on the use of appropriated funds, in subparagraph (b)(1) of this clause, does not apply in the case of--
            (1) A payment of reasonable compensation made to an officer or employee of a person requesting or receiving a covered Federal action or an extension, continuation, renewal, amendment, or modification of a covered Federal action, if payment is for professional or technical services rendered directly in the preparation, submission, or negotiation of any bid, proposal, or application for that Federal action or for meeting requirements imposed by or pursuant to law as a condition for receiving that Federal action.

            (2) Any reasonable payment to a person, other than an officer or employee of a person requesting or receiving a covered Federal action or any extension, continuation, renewal, amendment, or modification of a covered Federal action if the payment is for professional or technical services rendered directly in the preparation, submission, or negotiation of any bid, proposal, or application for that Federal action or for meeting requirements imposed by or pursuant to law as a condition for receiving that Federal action. Persons other than officers or employees of a person requesting or receiving a covered Federal action include consultants and trade associations.

         (B) For purposes of subdivision (b)(3)(ii)(A) of this clause, "professional and technical services" shall be limited to advice and analysis directly applying any professional or technical discipline. For example, drafting of a legal document accompanying a bid or proposal by a lawyer is allowable. Similarly, technical advice provided by an engineer on the performance or operational capability of a piece of equipment rendered directly in the negotiation of a contract is allowable.
 However, communications with the intent to influence made by a professional (such as a licensed lawyer) or a technical person (such as a licensed accountant) are not allowable under this section unless they provide advice and analysis directly applying their professional or technical expertise and unless the advice or analysis is rendered directly and solely in the preparation, submission or negotiation of a covered Federal action. Thus, for example, communications with the intent to influence made by a lawyer that does not provide legal advice or analysis directly and solely related to the legal aspects of his or her client's proposal, but generally advocate one proposal over another are not allowable under this section because the lawyer is not providing professional legal services. Similarly, communications with the intent to influence made by an engineer providing an engineering analysis prior to the preparation or submission of a bid or proposal are not allowable under this section since the engineer is providing technical services but not directly in the preparation, submission or negotiation of a covered Federal action.

         (C) Requirements imposed by or pursuant to law as a condition for receiving a covered Federal award include those required by law or regulation and any other requirements in the actual award documents.

         (D) Only those services expressly authorized by subdivisions (b)(3)(ii)(A)(1) and (2) of this clause are permitted under this clause.

         (E) The reporting requirements of FAR 3.803(a) shall not apply with respect to payments of reasonable compensation made to regularly employed officers or employees of a person.

    (iii) Selling activities by independent sales representatives.

          The prohibition on the use of appropriated funds, in subparagraph (b)(1) of this clause, does not apply to the following sales activities before an agency by independent sales representatives, provided such activities are prior to formal solicitation by an agency and are specifically limited to the merits of the matter;

     (a) Discussing with an agency (including individual demonstrations) the qualities and characteristics of the person's products or services, conditions or terms of sale, and service capabilities; and

     (b) Technical discussions and other activities regarding the application or adoption of the person's products or services for an agency's use.

(C)  Disclosure.

          (1) The contractor who requests or receives from an agency a Federal contract shall file with that agency a disclosure form, OMB standard form LLL, Disclosure of Lobbying Activities, if such person has made or has agreed to make any payment using nonappropriated funds (to include profits from any covered Federal action), which would be prohibited under subparagraph (b)(1) of this clause, if paid for with appropriated funds.

          (2) The contractor shall file a disclosure form at the end of each calendar quarter in which there occurs any event that materially affects the accuracy of the information contained in any disclosure form previously filed by such person under subparagraph (c)(1) of this clause. An event that materially affects the accuracy of the information reported includes--

(i) A cumulative increase of %%%%%%%%%% or more in the amount paid or expected to be paid for influencing or attempting to influence a covered Federal action; or

(ii) A change in the person(s) or individual(s) influencing or attempting to influence a covered Federal action; or

(iii) A change in the officer(s), employee(s), or Member(s) contacted to influence or attempt to influence a covered
Federal action.

          (3) The Contractor shall require the submittal of a certification, and if required, a disclosure form by any person who requests or received any subcontract exceeding %%%%%%%%%% under the Federal contract.

          (4) All subcontractor disclosure forms (but not certifications) shall be forwarded from tier to tier until received by the prime Contractor. The prime Contractor shall submit all disclosures to the Contracting Officer at the end of the calendar quarter in which the disclosure form is submitted by the subcontractor. Each subcontractor certification shall be retained in the subcontract file of the awarding Contractor.

(D) Agreement. The Contractor agrees not to make any payment prohibited by this clause.

((E)  Penalties.

          (1) Any person who makes an expenditure prohibited under paragraph (a) of this clause or who fails to file or amend the disclosure form to be filed or amended by paragraph (b) of this clause shall be subject to civil penalties as provided for by 31 U.S.C. 1352. An imposition of a civil penalty does not prevent the Government from seeking any other remedy that may be applicable.

          (2) Contractors may rely without liability on the representation made by their subcontractors in the certification and disclosure form.

(F) Cost allowability. Nothing in this clause makes allowable or reasonable any costs which would otherwise be unallowable or unreasonable. Conversely, costs made specifically unallowable by the requirements in this clause will not be made allowable under any other provision.


I.4  RIGHTS TO PROPOSAL DATA (TECHNICAL) (FAR 52.227-23) (JUN
       1987)

            Except for data contained on pages N/A , it is agreed that as a condition of award of this contract, and notwithstanding the conditions of any notice appearing thereon, the Government shall have unlimited rights (as defined in the Rights in Data-General clause contained in this contract) in and to the technical data contained in the proposal dated
03/21/96 as revised by ISI response dated 07/29/96 to Government Questions, upon which this contract is based.


I.5    AUTHORIZED DEVIATIONS IN CLAUSES (FAR 52.252-6) (APR 1984)

            (a) The use in this solicitation or contract of any Federal Acquisition Regulation (48 CFR Chapter 1) clause with an authorized deviation is indicated by the addition of "(DEVIATION)" after the date of the clause.

            (b) The use in this solicitation or contract of any Commerce Acquisition Regulation clause with an authorized deviation is indicated by the addition of "(DEVIATION)" after the name of the regulation.


I.6    WARRANTY EXCLUSION AND LIMITATION OF DAMAGES (OCT 1990)
         (FIRMR 201-39.5202-6)

            Except as expressly set forth in writing in this agreement and except for the implied warranty of merchantability, there are no warranties expressed or implied.

            In no event will the Contractor be liable to the Government for consequential damages as defined in the Uniform
Commercial Code, section 2-715, in effect in the District of Columbia as of January 1, 1973, i.e.--

            Consequential damages resulting from the seller's breach include--

              (a) Any loss resulting from general or particular requirements and needs of which the seller at the time of contracting had reason to know and which could not reasonably be prevented by cover or otherwise; and

              (b) Injury to person or property proximately resulting from any breach of warranty.


I.7	  RESERVED

I.8    OPTION TO EXTEND THE TERM OF THE CONTRACT (FAR 52.217-9)
         (MAR 1989)

(a) The Government may extend the term of this contract by written notice to the Contractor within 30 days; provided, that the Government shall give the Contractor a preliminary written notice of its intent to extend at least 30 days before the contract expires. The preliminary notice does not commit the Government to an extension.

(b) If the Government exercises this option, the extended contract shall be considered to include this option provision.

(c) The total duration of this contract, including the exercise of any options under this clause, shall not exceed 5 years, 6 months.


I.9  OPTION TO EXTEND SERVICES (FAR 52.217-8) (AUG 1989)

The Government may require continued performance of any services within the limits and at the rates specified in the contract. These rates may be adjusted only as a result of revisions to prevailing labor rates provided by the Secretary of Labor. The option provision may be exercised more than once, but the total extension of performance hereunder shall not exceed 6 months.
The Contracting Officer may exercise the option by written notice to the Contractor within the period specified in the Schedule.


I.10	52.216-24  LIMITATION OF GOVERNMENT LIABILITY (APR 1984)

(a) In performing this contract, the Contractor is not authorized to make expenditures or incur obligations exceeding
%%%%%%%%%% dollars.


(b) The maximum amount for which the Government shall be liable if this contract is terminated is %%%%%%%%%% dollars.

I.11	52.216-25  CONTRACT DEFINITIZATION (APR 1984)

(a) A Cost-plus-fixed fee type of definitive contract is contemplated. The Contractor agrees to begin promptly negotiating with the Contracting Officer the terms of a definitive contract that will include (1) all clauses required by the Federal Acquisition Regulation (FAR) on the date of execution of the letter contract, (2) all clauses required by law on the date of execution of the definitive contract, and (3) any other mutually agreeable clauses, terms, and conditions. The Contractor agrees to submit a cost-plus-fixed fee type of proposal and cost or pricing data supporting its proposal.

(b) The schedule for definitizing this contract is:

              Begin Cost Negotiations     10/08/96

              Definitization of Contract  11/30/96

(c) If agreement on a definitive contract to supersede this letter contract is not reached by the target date in paragraph
(b) above, or within any extension of it granted by the Contracting Officer, the Contracting Officer may, with the approval of the head of the contracting activity, determine a reasonable price or fee in accordance with Subpart 15.8 and Part 31 of the FAR, subject to Contractor appeal as provided in the Disputes clause. In any event, the Contractor shall proceed with completion of the contract, subject only to the Limitation of Government Liability clause.

(1) After the Contracting Officer's determination of price or fee, the contract shall be governed by--
	(i) All clauses required by the FAR on the date of execution of this letter contract for either fixed-price or cost-reimbursement contracts, as
                 determined by the Contracting Officer under this
                  paragraph (c);
     (ii) All clauses required by law as of the date of the Contracting Officer's determination; and
     (iii) Any other clauses, terms, and conditions mutually agreed upon.

(2) To the extent consistent with subparagraph (c)(1) above, all clauses, terms, and conditions included in this letter contract shall continue in effect, except those that by their nature apply only to a letter contract.


I.12	   52.216-26 PAYMENTS OF ALLOWABLE COSTS BEFORE
          DEFINITIZATION (APR 1984)

(a) Reimbursement rate. Pending the placing of the definitive contract referred to in this letter contract, the Government shall promptly reimburse the Contractor for all allowable costs under this contract at the following rates:

   (1) One hundred percent of approved costs representing
         progress payments to subcontractors under fixed-price
           subcontracts; provided, that the Government's payments
to          the Contractor shall not exceed 80 percent of the
              allowable costs of those subcontractors.

   (2) One hundred percent of approved costs representing cost-reimbursement subcontracts; provided, that the
         Government's payments to the Contractor shall not exceed
          85 percent of the allowable costs of those subcontractors.

   (3) Eighty-five percent of all other approved costs.

(b) Limitation of reimbursement. To determine the amounts payable to the Contractor under this letter contract, the Contracting Officer shall determine allowable costs in accordance with the applicable cost principles in Part 31 of the Federal Acquisition Regulation (FAR). The total reimbursement made under this paragraph shall not exceed 85 percent of the maximum amount of the Government's liability, as stated in this contract.

(c) Invoicing. Payments shall be made promptly to the Contractor when requested as work progresses, but (except for small business concerns) not more often than every 2 weeks, in amounts approved by the Contracting Officer. The Contractor may submit to an authorized representative of the Contracting Officer, in such form and reasonable detail as the representative may require, an invoice or voucher supported by a statement of the claimed allowable cost incurred by the Contractor in the performance of this contract.

(d) Allowable costs. For the purpose of determining allowable costs, the term "costs" includes--

   (1) Those recorded costs that result, at the time of the
         request for reimbursement, from payment by cash, check,
or         other form of actual payment for items or services
             purchased directly for the contract;

   (2) When the Contractor is not delinquent in payment of costs of contract performance in the ordinary course of business, costs incurred, but not necessarily paid, for--

		(i) Materials issued from the Contractor's stores inventory and placed in the production process for use on the contract;

		(ii) Direct labor;

		(iii) Direct travel;

		(iv) Other direct in-house costs; and

		(v) Properly allocable and allowable indirect costs as shown on the records maintained by the Contractor
	for purposes of obtaining reimbursement under Government contracts; and

   (3) The amount of progress payments that have been paid to the Contractor's subcontractors under similar cost standards.

(e) Small business concerns. A small business concern may receive more frequent payments than every 2 weeks and may invoice and be paid for recorded costs for items or services purchased directly for the contract, even though it has not yet paid for such items or services.

(f) Audit. At any time before final payment, the Contracting Officer may have the Contractor's invoices or vouchers and statements of costs audited. Any payment may be (1) reduced by any amounts found by the Contracting Officer not to constitute allowable costs or (2) adjusted for overpayments or underpayments made on preceding invoices or vouchers.


I.13	  52.222-35 AFFIRMATIVE ACTION FOR SPECIAL DISABLED
       AND VIETNAM ERA VETERANS  (COMMERCE DEPARTMENT DEVIATION)
	  (MAR 1995)

(a) Definitions.

"Appropriate office of the State employment service system", as used in this clause, means the local office of the Federal-State national system of public employment offices with assigned responsibility for serving the area where the employment opening is to be filled, including the District of Columbia, Guam, the Commonwealth of Puerto Rico, and the Virgin Islands. "Employment openings", as used in this clause, includes full-time employment, temporary employment of more than three days duration, and part-time employment but does not include (1) executive and top management positions, (2) positions that will be filled from within the Contractor's organization or under a customary and traditional employer-union hiring arrangement, or (3) openings in an educational institution that are restricted to students of that institution.


"Positions that will be filled from within the Contractor's organization", as used in this clause, means employment openings for which no consideration will be given to persons outside the Contractor's organization (including any affiliates, subsidiaries, and parent companies) and includes any openings which the Contractor proposes to fill from regularly established "recall" lists.

(b) General.

(1) Regarding any position for which the employee or applicant for employment is qualified, the Contractor shall not discriminate against the individual because the individual is a special disabled or Vietnam Era veteran. The Contractor agrees to take affirmative action to employ, advance in employment and otherwise treat qualified special disabled and Vietnam Era veterans without discrimination based upon their disability or veterans' status in all employment practices such as--
                   (i)    Employment;

                   (ii)   Upgrading;

                   (iii)  Demotion or transfer;

                   (iv)   Recruitment;

                   (v)    Advertising;

                   (vi)   Layoff or termination;

                   (vii)  Rates of pay or other forms of
		compensation; and

                   (viii) Selection for training, including
			apprenticeship.

(2) The Contractor agrees to comply with the rules, regulations, and relevant orders of the Secretary of Labor (Secretary) issued under the Vietnam Era Veterans'

Readjustment Assistance Act of 1972 (the Act), as amended.

(c) Listing openings.

(1) The Contractor agrees to list all employment openings existing at contract award or occurring during contract performance, at an appropriate office of the State employment service system in the locality where the opening occurs. These openings include those occurring at any Contractor facility including one not connected with performing this contract. An independent corporate affiliate is exempt from this requirement.

(2) State and local government agencies holding Federal contracts of %%%%%%%%% or more shall also list all their openings with the appropriate office of the State employment service.

(3) The listing of employment openings with the State employment service system is required at least concurrently with using any other recruitment source or effort and involves the obligations of placing a bona fide job order, including accepting referrals of veterans and nonveterans. This listing does not require hiring any particular job applicant or hiring from any particular group of job applicants and is not intended to relieve the Contractor from any requirements of Executive orders or regulations concerning nondiscrimination in employment.

(4) Whenever the Contractor becomes contractually bound to the listing terms of this clause, it shall advise the State employment service system, in each State where it has establishments, of the name and location of each hiring location in the State. As long as the Contractor is contractually bound to these terms and has so advised the State system, it need not advise the State system of subsequent contracts. The Contractor may advise the State system when it is no longer bound by this contract clause.

(5) Under the most compelling circumstances, an employment opening may not be suitable for listing, including situations when (i) the Government's needs cannot reasonably be supplied, (ii) listing would be contrary to national security, or (iii) the requirement of listing would not be in the Government's interest.

(d) Applicability.

(1) This clause does not apply to the listing of employment openings which occur and are filled outside the 50 States, the District of Columbia, the Commonwealth of Puerto Rico, Guam, and the Virgin Islands.

(2) The terms of paragraph (c) above of this clause do not apply to openings that the Contractor proposes to fill from within its own organization or under a customary and traditional employer-union hiring arrangement. This exclusion does not apply to a particular opening once an employer decides to consider applicants outside of its own organization or employer-union arrangement for that opening.

(e) Postings.

(1) The Contractor agrees to post employment notices stating (i) the Contractor's obligation under the law to take affirmative action to employ and advance in employment qualified special disabled veterans and veterans of the Vietnam era, and (ii) the rights of applicants and employees.

(2) These notices shall be posted in conspicuous places that are available to employees and applicants for employment.
They shall be in a form prescribed by the Director, Office of Federal Contract Compliance Programs, Department of Labor (Director), and provided by or through the Contracting Officer.

(3) The Contractor shall notify each labor union or representative of workers with which it has a collective bargaining agreement or other contract understanding, that the Contractor is bound by the terms of the Act, and is committed to take affirmative action to employ, and advance in employment, qualified special disabled and Vietnam Era veterans.

(f) Noncompliance. If the Contractor does not comply with the requirements of this clause, appropriate actions may be taken under the rules, regulations, and relevant orders of the Secretary issued pursuant to the Act.

(g) Subcontracts. The Contractor shall include the terms of this clause in every subcontract or purchase order of %%%%%%%%% or more unless exempted by rules, regulations, or orders of the Secretary. The Contractor shall act as specified by the Director to enforce the terms, including action for noncompliance.












Section I	50-DDNE-6-90029



	Page I - 1

         PART III - LIST OF DOCUMENTS, EXHIBITS AND OTHER
		ATTACHMENTS -
            SECTION J - LIST OF ATTACHMENTS

 Attachment No.	Title		                    No. of Pages    Date

	1			Appendix A NESDIS Standard No.        20  09/26/95
                    s24.801 - Preparation of Operation
                    and Maintenance Manuals
                    (Rev. 7/30/87)

     2            	Appendix B NESDIS Standard No.        25  07/15/92
                    s24.802 - General Requirements for
                    Ground Electronic Equipment
                    (Rev. 8/04/87)

	3              Appendix C NESDIS Standard No.           24  07/19/90
                    s24.803 - Cable and Wire
                    Identification (Rev. 7/07/87)

	4              Appendix D NESDIS Standard No.            6  08/04/87
                    s24.804 - General Requirements for
                    Training on Electronic Equipment
                    (Rev. 8/04/87)

	5              Appendix E NESDIS Standard No.            8  01/24/90
                    s24.805 - Spare Parts (Rev. 6/24/87)

	6              Appendix F NESDIS Standard No.           14  04/30/87
                    s24.806 - Software Development, and
                    Maintenance and User Documentation
                    (Rev. 4/30/87)

	7               Reserved

	8		    Reserved

	9 		    Reserved

     10	          Glossary                                 2  N/A

     11		    Department of Defense Form 254           9  DEC 1990

	12			Deliverables and Schedule	         3  N/A


Section J                                      50-DDNE-6-90029

	Page J- 1