Form 10QSB
period 1997-03-31
INTEGRAL SYSTEMS INC /MD/
filed 1997-05-15
CIK 718130

INTEGRAL SYSTEMS, INC.
                               10-QSB
                         FOR QUARTER ENDING
                            MARCH 31, 1997

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC   20549
                             FORM 10-QSB
(Mark One)

  X  	Quarterly report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 1997 or

       Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from  		 to

Commission file number		0-18603


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


As of March 31, 1997 the aggregate market value of the Common Stock of the Registrant (based upon the average bid and ask prices of the Common Stock as reported by the market makers) held by non-affiliates of the Registrant was $18,666,060.

Registrant had 952,846 shares of common stock outstanding as of March 31, 1997.

                        INTEGRAL SYSTEMS, INC.
                           TABLE OF CONTENTS



                                                       Page No.
Part I   Financial Information:

Item 1.  Financial Statements

Balance Sheets - March 31, 1997, September 30, 1996            1

Statements of Operations Six Months and Three Months
    Ended March 31, 1997 and March 31, 1996                    3

Statement of Cash Flow Six Months Ended March 31, 1997
   and March 31, 1996                                          4

Statement of Stockholders' Equity Six Months
   Ended March 31, 1997                                        5

Notes to Financial Statements                                  6

Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations            8


Part II   Other Information:

Item 6.  Exhibits and Reports on Form 8-K                     14


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 1997 AND SEPTEMBER 30, 1996

ASSETS
                                     March 31,            September 30,
                                       1997                   1996
CURRENT ASSETS
        Cash                           $1,612,424         $1,369,915
        Accounts Receivable             6,727,426          4,874,086
        Prepaid Expenses                   99,138             59,956
        Deferred Income Taxes              73,913             73,913
TOTAL CURRENT ASSETS                    8,512,901          6,377,870

FIXED ASSETS
        Electronic Equipment              794,959            728,956
        Furniture & Fixtures               51,618             54,898
        Leasehold Improvements             11,364             11,364
        Software Purchases                124,296             50,659
SUBTOTAL                                  982,237            845,877

        Less:  Accum. Deprec.             393,122            446,769

TOTAL FIXED ASSETS                        589,115            399,108

OTHER ASSETS
        Software Development Costs      1,399,939          1,295,514
        Deposits                            7,182              7,182
TOTAL OTHER ASSETS                      1,407,121          1,302,696

TOTAL ASSETS                          $10,509,137         $8,079,674

                     See Notes to Financial Statements

               INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                March 31, 1997 and September 30, 1996




LIABILITIES & STOCKHOLDERS' EQUITY
                                             March 31,             September 30,
                                               1997                    1996
CURRENT LIABILITIES
        Accounts Payable                     $2,209,697            $  786,701
        Accrued Expenses                      1,207,122             1,157,356
        Notes Payable                           370,000                     0
        Billings in Excess of Cost              392,423               128,925
        Income Taxes Payable                     82,610                48,060

TOTAL CURRENT LIABILITIES                     4,261,852             2,121,042

LONG TERM LIABILITIES
STOCKHOLDERS' EQUITY
        Common Stock, $.01 par value,
        2,000,000 shares authorized, and
        952,846 and 952,533 shares issued
        and outstanding at March 31, 1997
        and September 30, 1996, respectively      9,528                 9,525
        Additional Paid-in Capital              830,864               825,311
        Retained Earnings                     5,406,893             5,123,796

TOTAL STOCKHOLDERS' EQUITY                    6,247,285             5,958,632

TOTAL LIABILITIES &                         $10,509,137            $8,079,674
STOCKHOLDERS' EQUITY

                      See Notes to Financial Statements

              INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS

                            Six Months Ended           Three Months Ended
                                  March 31,                       March 31,
                             1997          1996               1997        1996

Revenue                     $9,267,960    $4,932,796   $4,409,012  $2,632,781

Cost of Revenue
  Direct Labor               2,106,440     1,669,193    1,114,284     878,348
  Overhead Costs             1,509,492     1,256,611      699,316     622,045
  Travel and
  Other Direct Costs           246,293       179,201      171,500     116,527
  Direct Equipment
  & Subcontracts             3,652,117       341,513    1,549,232     211,655
Total Cost of Revenue        7,514,342      3,446,518   3,534,332   1,828,575

Gross Margin                 1,753,618      1,486,278     874,680     804,206

Selling, General
& Administrative               940,765        896,891     541,453     465,701
Product Amortization           330,000        254,278     165,000     127,138
Income From Operations         482,853        335,109     168,227     211,367

Other Income (Expense)
  Interest Income               24,578         31,749      11,360      11,295
  Interest Expense              (6,096)           (31)     (3,115)        (39)
  Miscellaneous, net           (52,738)       (46,704)    (21,481)     (3,429)
Total Other
  Income (Expense)             (34,256)       (14,986)    (13,236)      7,827

Income Before Income Taxes     448,597        320,123     154,991     219,194

Provision for Income Taxes     165,500        123,600      52,100      84,600

Net Income                    $283,097        196,523    $102,891    $134,594

Weighted Average Number
of Common Shares
Outstanding During Period      952,690        946,092     952,846     947,271

Earnings per share               $0.30          $0.21       $0.11       $0.14


                         INTEGRAL SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  For the Six Months Ended
                                                          March 31,
                                                   1997                1996
Cash flows from operating activities:

Net income                                       $283,097           $196,523

Adjustments to reconcile net income to
   net cash provided by operating activities:
        Depreciation and amortization             430,421            341,516
        (Increase) decrease in:
                Accounts receivable            (1,853,340)           (97,091)
                Prepaid expenses                  (39,182)            26,768
        (Decrease) increase in:
                Accounts payable                1,422,996            157,869
                Accrued expenses                   49,766            (50,264)
                Notes Payable                     370,000                  0
                Billings in excess of cost        263,498           (483,708)
                Income taxes payable               34,550            (79,627)
Total adjustments                                 678,709           (184,537)

Net cash provided (used) by operations            961,806             11,986

Cash flow from investing activities:
        Acquisition of fixed assets              (290,428)          (184,104)
        Increase in software development         (434,425)          (217,155)

Net cash provided (used) in
 investing activities                            (724,853)          (401,259)

Cash flow from financing activities:
        Proceeds from issuance of common stock      5,556             57,023

Net cash provided by financing activities           5,556             57,023

Net increase (decrease) in cash                   242,509           (332,250)

Cash - beginning of year                        1,369,915          2,125,553

Cash - end of period                           $1,612,424         $1,793,303


                        See Notes to Financial Statements

                             INTEGRAL SYSTEMS, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                           FOR THE SIX MONTHS ENDED
                                  MARCH 31, 1997

                            Number          Additional
                              of     Common  Paid-in   Retained
                            Shares   Stock   Capital   Earnings    Total

Balance September 30, 1996  952,533  $9,525  $825,311  $5,123,796  $5,958,632

Exercise of Stock Options       313       3     5,553           -       5,556

Net income                        -       -         -     283,097     283,097

Balance March 31, 1997      952,846  $9,528  $830,864  $5,406,893  $6,247,285

                             INTEGRAL SYSTEMS, INC.
                        NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

The interim financial statements include the accounts of Integral Systems, Inc. (the "Company" or "ISI") and its two wholly-owned subsidiaries, Integral Marketing, Inc. ("IMI") and InterSys, Inc. In the opinion of management, the financial statements reflect all adjustments consisting only of normal recurring accruals necessary for a fair presentation of results for such periods. The financial statements, which are condensed and do not include all disclosures included in the annual financial statements, should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 1996. The results of operations for any interim period are not necessarily indicative of results for the full year.

Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

During the quarter ended March 31, 1997, the Company changed an accounting policy in order to be more conservative in the recognition of commission revenues earned by IMI. A letter from the Company's principal accountants, Rubino & McGeehin, is filed as an exhibit to this Form 10-QSB. Specifically, effective January 1, 1997, the Company recorded commission revenues at the time the orders are shipped; prior to January 1, 1997, the Company recognized commission revenues at the time that the orders were received. The effect of this change was to reduce revenue by approximately $98,000 and gross profit by approximately $48,000 for both the six months and the three months ended March 31, 1997 compared with the level of revenues that would have been recorded if the Company had continued to record commission revenues at the time of order receipt.

2.	Accounts Receivable

Accounts receivable at March 31, 1997 and September 30, 1996 consist of the following:

                    Mar. 31, 1997        Sept. 30, 1996

Billed                 $3,252,456        $2,766,042
Unbilled                3,434,934         2,083,844
Other                      50,036            24,200
Subtotal                6,737,426         4,874,086
Less: Reserve             -10,000                 0

Total                  $6,727,426        $4,874,086


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

                     INTEGRAL SYSTEMS, INC.
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.	Line-of-Credit

The Company has a line of credit agreement with a local bank for $2,000,000. Borrowing under the line of credit bears interest at the bank's lending rate plus one-quarter of one percentage point per annum. Any accrued interest is payable monthly. At March 31, 1997 and September 30, 1996 the Company had $370,000 and $0 outstanding respectively under the line of credit.

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operation

        COMPARISON OF THE SIX  MONTHS ENDED MARCH 31, 1997
             TO THE SIX MONTHS ENDED MARCH 31, 1996

The components of the Company's income statement as a percentage of revenue are depicted in the following table for the six months ended
March 31, 1997 and March 31, 1996:
                                           % of                       % of
                             1997        Revenue        1996        Revenue
                       (000's omitted)             (000's omitted)

Revenue                       $9,268        100.0      $4,933         100.0

Expenses
    Cost of Revenue            7,514         81.1       3,447          69.9
    SG&A                         941         10.1         897          18.2
    Prod. Amortization           330          3.5         254           5.1
    Other                         34           .4          15            .3
    Income Taxes                 166          1.8         123           2.5

Total Expenses                 8,985         96.9       4,736          96.0

Net Income                      $283          3.1        $197           4.0


Revenue

The Company sells its products and services to both the Federal Government and to commercial and international organizations. The Company defines commercial contracts as any business opportunity that includes, as all or part of the sale, any of its commercial off the shelf (COTS) software products. The Company presently sells three proprietary COTS products, namely EPOCH, OASYS, and DRS.

The Company through its wholly owned subsidiary, Integral Marketing, Inc. (IMI), earns commissions by representing a number of electronic product manufacturers in Maryland, Virginia and the District of Columbia. The Company classifies IMI revenues as commercial revenues. During the six months ended March 31, 1997, consolidated revenue increased by over 87%, compared to the six months ended March 31, 1996, climbing from $4.9 million to $9.3 million.

During the current period the Company derived approximately 38% of its revenue from commercial opportunities compared to 48% of such revenue during the comparable period last fiscal year. Despite the decrease in the percentage of overall revenue accounted for by commercial revenue, commercial revenues actually increased in absolute dollar terms, rising from $2.3 million during the 1st half of fiscal year 1996 to $3.5 million during the 1st half of fiscal year 1997, an increase in absolute terms in excess of 50%.

Gross Margin

Although the Company believes that the distinctions between Government revenue and commercial revenue are important in understanding the financial dynamics of its business, from a gross margin standpoint, management believes that it is more meaningful to distinguish between the types of revenue the Company has earned. Specifically, the Company essentially derives revenues from the following sources:

   Software licenses
   Engineering services
   Equipment and subcontract pass throughs
   IMI commission revenues

Each of the above revenue types has different gross margin characteristics. Generally license revenues have the greatest gross margins, as the Company believes that this revenue type has virtually no marginal cost associated with it. By contrast, equipment and subcontract pass throughs have the least gross margin rates associated with them, as the Company typically does not mark these items up by more than 15%. Service margins for the Company typically range between 20% and 30%, but can be less depending on specific contract pricing and/or contract overruns. Margins for IMI are estimated at 50% of each revenue dollar once this subsidiary's break-even point is achieved (i.e. approximately $90,000 per quarter exclusive of non-recurring items).

Although in many instances margins on given contracts are bundled together as part of an overall price and are therefore subject to estimated allocation, the Company believes that the table below fairly and accurately portrays the Company's revenue and margin results for the six months ended March 31, 1997 and March 31, 1996.


                                 1997                        1996
                         Revenue  Margin  % Margin  Revenue  Margin  % Margin

Licenses                  $  540 $  540    100.0    $  505 $  505    100.0
Services                   4,556    863     18.9     3,853    904     23.5
Equip. & Subcontracts      3,953    291      7.4       340     28      8.2
IMI                          219     60     27.4       235     49     20.9

Totals                    $9,268 $1,754     18.9    $4,933 $1,486     30.1

Overall, the Company experienced a significant decrease in gross margin percentage between the periods being compared, falling from 30.1% to 18.9%. The reasons for the decrease are essentially twofold. First, over 42% of the Company's fiscal year 1997 revenues were derived from low margin equipment and subcontract pass throughs, compared to less than 7% of such revenues last fiscal year. Most of the increase is attributable to a material Government contract the Company received during the 2nd half of fiscal year 1996 (the IPACS Contract with the National Oceanic and Atmospheric Administration ["NOAA"], a copy of which was filed as an exhibit to the Company's 1996 Annual Report on Form 10-KSB). In fact, 2/3 of the Company's equipment and subcontract pass through revenue for fiscal year 1997 was derived from this one contract alone.

Furthermore, on the Company's commercial side of the business, service margins were lower than the prior fiscal year due to operating losses on two relatively new contracts. The Company considers such losses to be in effect "loss leaders", as both contracts were priced to gain entrance to certain markets, an effort which the Company believes has been effectively achieved. In particular, the Company believes that were it not for work performed under the loss contracts referred to above, its current material contract with Skynet (formerly issued by AT&T Corporation) as well as its recent multiple sales of its Low Earth Orbiter Terminal (LEO-T) may not have been awarded.
In addition to the above, margins in the Company's IMI operation were negatively impacted due to an accounting policy change implemented during the current period (see Note 1 of the Notes to Financial Statements herein). Specifically, the Company now recognizes IMI revenue at the time that orders are shipped rather than at the time that orders are received. This change adversely affected IMI commission revenue by approximately $100,000 and gross margin by approximately $50,000 for the six months ended March 31, 1997 when compared with amounts that IMI would have recognized if it had continued to record commission revenues at the time of order receipt.

Operating Expenses

SG&A increased by approximately $44,000 between the periods compared as the Company continues to build an operating infrastructure to support its commercial business. As a percentage of revenue, however, SG&A accounted for only 10.1% of revenue in the current period compared to 18.2% last fiscal year.

Product amortization increased by approximately $76,000 between the 1st half of fiscal year 1997 and the 1st half of fiscal year 1996, reflecting the Company's expanding software development amortization base. Product amortization now only pertains to the Company's EPOCH and OASYS products as amortization for all other products was fully recognized in fiscal year 1996.

General

During the six months ended March 31, 1997, the Company recorded its highest revenue total in its history for any six month period. Furthermore, despite the decrease in net income as a percentage of revenue, net income in absolute dollar terms was approximately 44% higher in the current period over the same period during the 1996 fiscal year. Because of its strong 1st half performance, its current and significant backlog, and contracts which the Company believes it will be awarded in the near future, the Company believes that results for fiscal year 1997 in its entirety will exceed those recorded for fiscal year 1996 for both revenue and net income.


         COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997
              TO THE THREE MONTHS ENDED MARCH 31, 1996

The components of the Company's income statement as a percentage of revenue are depicted in the following table for the three months ended March 31, 1997 and March 31, 1996:

                                        % of                   % of
                             1997       Revenue      1996     Revenue
                       (000's omitted)         (000's omitted)

Revenue                       $4,409      100.0     $2,633      100.0

Expenses
    Cost of Revenue            3,534       80.2      1,829       69.5
    SG&A                         542       12.3        465       17.7
    Prod. Amortization           165        3.7        127        4.8
    Other                         13         .3         -8        -.3
    Income Taxes                  52        1.2         85        3.2

Total Expenses                 4,306       97.7      2,498       94.9

Net Income                    $  103        2.3     $  135        5.1

Revenue

The Company sells its products and services to both the Federal Government and to commercial and international organizations. The Company defines commercial contracts as any business opportunity that includes, as all or part of the sale, any of its commercial off the shelf (COTS) software products. The Company presently sells three proprietary COTS products, namely EPOCH, OASYS, and DRS.

The Company through its wholly owned subsidiary, Integral Marketing, Inc. (IMI), earns commissions by representing a number of electronic product manufacturers in Maryland, Virginia and the District of Columbia. The Company classifies IMI revenues as commercial revenues. During the three months ended March 31, 1997, consolidated revenue increased by over 67%, compared to the three months ended March 31, 1996, climbing from $2.6 million to $4.4 million During the current quarter, the Company derived approximately 40% of its consolidated revenue from commercial opportunities compared to 51% of such revenue during the comparable period last fiscal year. Despite the decrease in the percentage of overall revenue accounted for by commercial revenue, commercial revenues actually increased in absolute dollar terms, rising from $1.3 million during the 2nd quarter of fiscal year 1996 to $1.8 million during the 2nd quarter of fiscal year 1997, an increase in absolute terms in excess of 30%.



Gross Margin

Although the Company believes that the distinctions between Government revenue and commercial revenue are important in understanding the financial dynamics of its business, from a gross margin standpoint, management believes that is more meaningful to distinguish between the types of revenue the Company has earned. Specifically, the Company essentially derives revenues from the following sources:

   Software licenses
   Engineering services
   Equipment and subcontract pass throughs
   IMI commission revenue

Each of the above revenue types has different gross margin characteristics. Generally license revenues have the greatest gross margins, as the Company believes that this revenue type has virtually no marginal cost associated with it. By contrast, equipment and subcontract pass throughs have the least gross margin rates associated with them, as the Company typically does not mark these items up by more than 15%. Service margins for the Company typically range between 20% and 30%, but can be less depending on specific contract pricing and/or contract overruns. Margins for IMI are estimated at 50% of each revenue dollar once this subsidiary's break-even point is achieved (i.e. approximately $90,000 per quarter exclusive of non-recurring items).

Although in many instances margins on given contracts are bundled together as part of an overall price and are therefore subject to estimated allocation, the Company believes that the table below fairly and accurately portrays the Company's revenue and margin results for the three months ended March 31, 1997 and March 31, 1996.

                                1997                         1996
                      Revenue   Margin   % Margin  Revenue   Margin  % Margin

Licenses              $  295      $295     100.0    $   335    $335   100.0
Services               2,349       425      18.1      1,915     406    21.2
Equip. & Subcontracts  1,684       127       7.5        253      22     8.7
IMI                       81        28      34.6        130      41    31.5

Totals                $4,409      $875      19.8    $ 2,633    $804    30.5

Overall, the Company experienced a significant decrease in gross margin percentage between the periods being compared, falling from 30.5% to 19.8%. The reasons for the decrease are essentially twofold. First, over 38% of the Company's fiscal year 1997 revenues were derived from low margin equipment and subcontract pass throughs, compared to less than 10% of such revenues last fiscal year. Most of the increase is attributable to a material Government contract the Company received during the 2nd half of fiscal year 1996 (the IPACS Contract with NOAA, a copy of which was filed as an exhibit to the Company's 1996 Annual Report on Form 10-KSB). In fact, 95% of the Company's equipment and subcontract pass through revenue for fiscal year 1997 was derived from this one contract alone.

Furthermore, on the Company's commercial side of the business, service margins were lower than the prior fiscal year due to operating losses on two relatively new contracts. The Company considers such losses to be in effect "loss leaders", as both contracts were priced to gain entrance to certain markets, an effort which the Company believes has been effectively achieved. In particular, the Company believes that were it not for work performed under the loss contracts referred to above, its current material contract with Skynet (formerly issued by AT&T Corporation) as well as its recent multiple sales of its Low Earth Orbiter Terminal (LEO-T) may not have been awarded.

In addition to the above, margins in the Company's IMI operation were negatively impacted due to an accounting policy change implemented during the current period (see Note 1 of the Notes to Financial Statements herein). Specifically, the Company now recognizes IMI commission revenue at the time that orders are shipped rather than at the time that orders are received. This change adversely affected IMI revenue by approximately $100,000 and gross margin by approximately $50,000 for the three months ended March 31, 1997, when compared with amounts that IMI would have recognized if it had continued to record commission revenues at the time of order receipt.

Operating Expenses

SG&A increased by approximately $77,000 between the periods compared as the Company continues to build an operating infrastructure to support its commercial business. As a percentage of revenue, however, SG&A accounted for only 12.3% of revenue in the current period compared to 17.7% last fiscal year.

Product amortization increased by approximately $38,000 between the current quarter and the 2nd quarter in fiscal year 1996, reflecting the Company's expanding software development amortization base. Product amortization now only pertains to the Company's EPOCH and OASYS products as amortization for all other products was fully recognized in fiscal year 1996.

General

During the three months ended March 31, 1997, the Company recorded its 2nd highest revenue total in its history, only surpassed by the revenue recorded during the 1st quarter of this fiscal year. Although 2nd quarter net income was lower in fiscal year 1997 than in fiscal year 1996, because of the strong overall performance during the past six months of the current fiscal year, the current backlog and contracts which the Company believes it will be awarded in the near future, the Company believes that its revenue and net income for fiscal year 1997 in its entirety will exceed those recorded for fiscal year 1996.


                  LIQUIDITY AND CAPITAL RESOURCES

The Company has been profitable on an annual basis since inception and has been able to generate adequate cash flow from operations to fund its operating and capital expenses. To supplement operating cash flows, the Company has access to a line of credit facility in the amount of $2.0 million which had an outstanding balance of $370,000 at March 31, 1997. (See Note 3 of the Notes to Financial Statements). This outstanding amount was repaid by the Company in early April, 1997.

During the 1st six months of fiscal year 1997, the Company generated approximately $962,000 from operating activities and used approximately $725,000 for investing activities, including approximately $434,000 for newly capitalized software development costs.

As a result of its current cash reserves, its unused portion of its line of credit, its current profitability and management's internal budgeting and planning, the Company believes it will have adequate cash resources to meet its obligations for the foreseeable future. The Company may from time to time avail itself of its line of credit facility to finance its current rate of growth and the related build up of accounts receivable.

In terms of capital purchases, historically the Company has funded such items through operating cash flow or capital lease. The Company currently has no plans for major capital purchases in the ensuing twelve month period, although the Company plans to continue to invest in the continued development and improvement of its principal software products, EPOCH and OASYS.



PART II.  OTHER INFORMATION

6.  	Exhibits and Reports on Form 8-K

a.  Exhibits

10.	Contract, dated April 14, 1997 between
Integral Systems, Inc. and Shinawatra Public Company, LTD, page 14. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.)

18. Letter of Rubino & McGeehin regarding change in accounting principles.

b.  Reports on Form 8-K

	There were no Form 8-Ks filed during quarter ending March 31, 1997.



SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		INTEGRAL SYSTEMS, INC.
			(Registrant)







Date:		May 15, 1997           By:			/s/
                        						Thomas L. Gough
                        						President & Chief Operating
                              Officer


Date:		May 15, 1997		         By:			/s/
                        						Elaine M. Parfitt
                        						Vice President & Chief
                              Financial Officer

EXHIBIT A


10.	Contract, dated April 14, 1997 between Integral Systems, Inc.
and Shinawatra Public Company, LTD, page 14. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange
Commission.)

*IMPORTANT NOTICE
INFORMATION ON THE FOLLOWING PAGES AT THE POINTS MARKED WITH
AN ASTERISK HAS BEEN OMITTED AND FILED SEPARATELY WITH THE
COMMISSION PURSUANT TO A CONFIDENTIAL TREATMENT REQUEST.

                                CONTRACT

                            TO PROVIDE THE
                  BACKUP SATELLITE CONTROL FACILITY
                                between
              Shinawatra Satellite Public Company, LTD.

                                  and
                        Integral Systems, Inc.

In consideration of the agreements expressed herein,
 Shinawatra Satellite Public Company, LTD. (hereafter
"Customer"), having an office at Thaicom Satellite Station,
 41/103 Rattanathibet Rd., Nonthaburi 11000, Thailand, and
Integral Systems, Inc. (hereafter "Contractor"), having an office at 5000 Philadelphia Way, Suite A, Lanham, Maryland
 20706, USA, do hereby agree as follows:

Article 1 : Subject, Applicable Documents

1.1 The Contractor agrees to furnish labor and materials required to provide the Backup Thaicom Satellite Control Facility (SCF), in accordance with the terms and conditions of this Contract.
The Contract covers hardware, software, and services required to implement the SCF, as specified in Exhibit
A: Statement of Work..

1.2 The following documents shall be considered to be contract documents. In case of discrepancy or inconsistency between provision in the various documents, priority shall be given to numerical sequence as listed below:

1. Contract to Provide the Backup Satellite Control Facility
2. Backup Thaicom Satellite Control Facility Statement of Work
3. The Contractor's Proposal to Provide the Backup Thaicom Satellite Control Facility.

Article 2 : Price

2.1 The total Contract Price for materials and services
according to the specifications of the Contract amounts to *.  *
*.
2.2 An insurance policy shall be procured by the Contractor to cover all risks until delivery to Customer facilities. This insurance policy shall also cover any damage caused by the Contractor to the delivered equipment up until the completion of On-site Final Acceptance Test. Any other damage to equipment after delivery shall be the responsibility of the Customer.
2.3 The above price only include taxes due at the place of origin. All other taxes and duties shall be paid by the Customer.
*See reference legend on cover page.

2.4 The Customer shall have the option of purchasing an EPOCH/OASYS site license for a price of *. The site license shall allow the Customer to license and run an unlimited number of copies of the EPOCH and OASYS software for operating the Customer's satellites from the Customer's facilities. If the site license is purchased within 18 months of system Final Acceptance, the Customer shall receive a credit for the EPOCH and OASYS licenses already purchased under this contract.

Article 3 : Time and Place of Delivery

3.1  Place of delivery for equipment shall be :

Shinawatra Satellite Public Company, LTD.
Site of Backup Facility
Laht Loom Gaaw
(47 km Northwest of Thaicom primary facility)

Documentation shall be delivered by mail to :

Shinawatra Satellite Public Company, LTD.
Thaicom Satellite Station
41/103 Rattanathibet Rd.
Nonthaburi 11000, Thailand

3.2 The Contractor shall deliver the equipment under the following conditions:
b) Intermediate storage and local transport shall be effected by the Contractor. Customs Clearance shall be the responsibility of the Customer.
c) Date of delivery shall be arrival at Bangkok warf within the schedule described in the Statement of Work.
d) The Contractor shall be responsible for packing the equipment into containers. This packing shall be fit for any transshipment during the transportation and in full conformity with the character of the equipment concerned. The Contractor shall ensure that all equipment shall be protected according to the character of the equipment.
Also, the equipment which must be kept from rust corrosion and wet shall be coated sufficiently with rust resisting materials.
*See reference legend on cover page.

d) Title in all equipment and parts shall pass to the Customer upon delivery.
   With the exception of damage caused by the Contractor to equipment and parts, the Customer shall assume responsibility for all equipment and parts after delivery on-site.
e) The Contract shall arrange "Contractor's All Risks" insurance in the name of the Customer for the full contract value for the time of the work done at the site and for the equipment delivered to the site during the period of the Contract. This insurance shall include cover against liabilities to third parties in respect of bodily injury, death and damage to property.
3.3 Delivery of the equipment shall be deemed to have occurred when the following conditions are met :
 the present contract has been duly signed by both parties the documentation has been delivered the equipment has been received at the place of delivery specified
above and accepted in accordance with the Statement of Work.
3.4 The Contractor shall advise the Customer by telefax prior to shipment of any equipment.

Article 4 : Representatives of the Parties

4.1 The  Customer representatives are :

Contractual:
John Halter
Satellite Operations Department Manager
Shinawatra Satellite Public Company, LTD.
Thaicom Satellite Station
41/103 Rattanathibet Rd.
Nonthaburi 11000, Thailand
Tel: 66-2-591-0736, x310
Fax: 66-2-591-0705

Technical:
John Halter
Satellite Operations Department Manager
Shinawatra Satellite Public Company, LTD.
Thaicom Satellite Station
41/103 Rattanathibet Rd.
Nonthaburi 11000, Thailand
Tel: 66-2-591-0736, x310
Fax: 66-2-591-0705

4.2 The Contractor representatives are :
Contractual:
Steven A. Carchedi
Vice President
Integral Systems, Inc.
5000 Philadelphia Way, Suite A
Lanham, Maryland 20706-4417 (USA)
Tel: 301-731-4233, x160
Fax: 301-731-9606
email: carchedi@integ.com

Technical:
Dave Francis
Project Manager
Integral Systems, Inc.
5000 Philadelphia Way, Suite A
Lanham, Maryland 20706-4417 (USA)
Tel: 301-731-4233, x160
Fax: 301-731-9606
email: carchedi@integ.com

Article 5 : Payment Plan

5.1 The price set forth in Article 2 shall be paid by the Customer to the Contractor in accordance with the Payment Conditions as detailed hereunder.
5.2 All Contractor invoices shall be submitted to :

John Halter
Satellite Operations Department Manager
Shinawatra Satellite Public Company, LTD.
Thaicom Satellite Station
41/103 Rattanathibet Rd.
Nonthaburi 11000, Thailand
Tel: 66-2-591-0736, x310
Fax: 66-2-591-0705


5.3 Payments shall be made in accordance with the following payment plan :

No.    MILESTONE EVENT %TOTAL  TOTAL $  APPROXIMATE DUE DATE
         1997
1  *
2  *
3  *
4  *
5  *
    TOTAL for 1997            *
        1998
6  *

7  *
8  *
TOTAL for 1998 *
TOTAL for Project *
5.4 All payments shall be made in US Dollars. Invoices shall be submitted to the customer at the completion of the Milestone events. The amounts specified above shall be paid within 30 days after receipt of invoice by the customer.
*See reference legend on cover page.

5.5  *

Article 6 : Subcontracts

6.1 The Customer approves that the Contractor has subcontracted part of the work to IN-SNEC
(for baseband, RF, and Antenna subsystems). VERTEX shall provide the Antenna Subsystem to IN-SNEC.
6.2 This subcontracting does not alter the fact that the Contractor remains fully responsible for the performance of the contract.

Article 7 : Acceptance

The following acceptance provisions apply to all the work to be performed under this contract.
7.1 All delivered equipment shall be subject to acceptance tests in accordance with the Statement of Work.
7.2 The final Acceptance of the delivered equipment shall be made at the place of delivery as defined in Article 3 hereunder.
7.3 The Customer and its authorized representative(s) shall have access to the work in progress. the Customer and its authorized representative(s) shall have the right to witness all acceptance tests and to examine data resulting from such tests.
7.4 The Contractor shall give reasonable advance notice to the Customer as to the time such tests shall be conducted and the nature of the tests.
7.5 The aim of the Acceptance procedure shall be to demonstrate the full compliance of the delivered equipment with the requirements of the documents listed in Article 1 of the contract.

Article 8 : Changes Requested by the Contractor or the
Customer

8.1 Any changes requested by the Contractor during the performance of this contract, within the general scope of this contract, which shall add or delete work, affect the design of any Items deliverable hereunder, change the method of shipment or packing, or place or time of delivery, or shall affect any requirement of this contract, shall be submitted in writing to the Customer sixty (60) days prior to the proposed date of the change.
If such Contractor requested change causes an increase or decrease in the total price of this contract, the Contractor shall submit to Customer at the time the requested change is submitted, or at a later date agreed to by the Customer, sufficient details of such increase or decrease so as to allow the Customer to perform a cost analysis of the claim.

8.2 The Customer shall notify the Contractor in writing approximately thirty (30) days after receipt of the requested change and price adjustment, if any, whether or not it agrees with and accepts such change. If the Customer agrees with and accepts the Contractor requested change, the Contractor shall proceed with the performance of the contract as changed and an amendment to the contract reflecting such change, and price adjustment, if any, shall be issued.
If the Customer does not agree with the Contractor's requested change, the Parties shall attempts to reach agreement on such change. In the event the parties are unable to reach agreement on change, or price adjustment, if any, or both, the Contractor shall proceed with the performance of the contract, as unchanged.
8.3 For any changes requested by the Customer during the performance of this contract, within the general scope of this contract, which shall add or delete work, affect the design of the equipment, change the method of shipment or packing, or place or time of delivery, or shall affect any other requirement of this contract, the Contractor shall respond in writing to the Customer within thirty (30) days after such request.
If such Customer requested change causes an increase in the total price of this contract, the Contractor shall submit to the Customer, at the time the response to the requested change is submitted, the details of such increase or decrease. So as to allow the Customer to perform a cost analysis of the claim. The Customer shall notify the Contractor in writing, within a reasonable time after receipt of the Contractor's response, whether or not it agrees with and accepts the Contractor's response. If the Customer agrees, the Contractor shall proceed with the performance of the contract as changed and an amendment to the contract reflecting such change, and price adjustment, if any, shall be issued. In the event the Parties are unable to reach agreement on such change, or price adjustment, if any, or both, the Contractor shall proceed with the performance of the contract as unchanged.

8.4 The Contractor shall not implement a recommended change without an express written approval of the Customer.

Article 9 : Delays

9.1 The Contractor is not responsible for delay in the final completion date due to Force Majeure.

Force Majeure shall be limited to:
 fire, flood, earthquakes, storms, and epidemics, acts of a public enemy, acts of the Government in its sovereign capacity, acts of war, general strike, which are beyond the control and without fault or negligence of the Contractor. The delivery requirements shall be extended by such period of time as is justified by the evidence produced.

9.2 The Contractor shall advise the Customer's Program
Manager in writing as soon as possible,
but not later than five (5) days after the
start of each such act of occurrence, and again on the termination of a
Force Majeure period.   Written evidence of the occurrence of such event
shall be presented to the Customer's Program Manager.

9.3 Timely delivery being of the essence to this contract, the Contractor agrees to exert every reasonable effort, including the application of overtime and premium shipments at its own expense, to meet the specified delivery dates. The Contractor agrees to notify the Customer immediately if at any time it appears the delivery schedule may not be met. Such notification shall include the reasons for any possible delays, steps being taken to remedy such problems, and a proposed new delivery date. The furnishing of such notice by the Contractor shall not constitute a waiver of any of the Customer rights under this contract.


Article 10 : Warranty

10.1 The Contractor warrants that:
 the goods or services furnished hereunder with respect to equipment shall be brand new, in good working order, be free from any defects in material or workmanship, shall function substantially in accordance with the applicable technical specification, and conform to the requirements of this Contract during the warranty period; all deliverables shall conform to the requirements of this contract; all services shall be performed in a skillful and workmanlike manner and shall conform to the requirements of this contract and highest professional industrial standards.

10.2 The Customer shall have the right at any time during the period of this warranty, and irrespective of prior inspections or acceptances, to notify to Contractor that any Item does not conform to the above warranty.

A factory warranty is provided by the Contractor under this contract.
The Contractor's sole responsibility under this warranty shall be to either repair or replace any Item which is discovered during the warranty period to be defective in material or workmanship, and to retest the repaired or replaced Items.

10.3 This warranty shall run for a period of twelve (12) months from the date of Final Acceptance, accept for the Antenna.
 The Antenna warranty period begins at the Final Acceptance of the Antenna subsystem.

10.4 It is further agreed that all equipment provided under this contract and which are the subject of these warranty provisions must be stored, handled, assembled, used maintained, and operated in accordance with good space engineering practice by the Customer within the performance parameters for which they were designed and in accordance with the relevant written instructions which the Contractor may have issued to the Customer.

Article 11 : Customer Right to Terminate

11.1 The Customer, by written notice to the Contractor, may terminate this contract in whole, or in part, for its convenience at any time prior to completion whereupon the Contractor shall cease the Work in accordance with the terms of said notice of termination.
In the event of such termination by the Customer, it is agreed that the termination charges shall be negotiated but shall not exceed the total cost incurred by the Contractor in the performance of the terminated portion of this contract, including reasonable costs incurred with respect to termination and settlement with vendors and Lower-Tiers Contractors as a result of Customer termination.

11.2 The termination charges to be paid to the Contractor shall not exceed the contract price for the terminated portion.

11.3 The Contractor agrees to advise the Customer of all proposed settlements with vendors and Lower-Tier Contractors in the event of termination, and the Contractor further agrees not to enter into any binding settlement until the Customer has approved the proposed settlement or one hundred and twenty (120) days have elapsed from the date when such advice was furnished to the Customer.

11.4 Costs shall be determined in accordance with the Contractor's standard accounting practice and verified by the Contractor's independent Certified Public Accountants. Final payment shall be in the amount of the total agreed termination charges, less the following :
a) Amounts previously paid by the Customer pursuant to this contract
b) Amounts representing total Contractor's cost of items of inventory not desired by the Customer which the Contractor elects to retain for its use.

11.5 Notwithstanding anything in this Article, the Contractor shall complete in accordance with the Contract any part of the work not terminated as aforesaid.

Article 12 : Termination for Default

12.1 The Customer may and shall be entitled to, by written notice of default to the Contractor, terminate the whole or any part of this contract, if :
a) Contractor fails to deliver any Item or to perform any required service within the time specified in this contract, or
b) Contractor fails to comply with any of the provisions of this contract in accordance with its terms, and
c) Contractor is denied or delayed in obtaining any necessary governmental licenses or clearances.
d) Contractor becomes insolvent or if its financial position is such that a legal action leading towards bankruptcy may be taken against it by its creditors.

In either of the first three circumstances, the Contractor shall rectify such failure within a period of ten (10) days (or such longer period as the Customer may authorize in writing) after receipt of notice from the Customer specifying such failure.

12.2 In the event the Customer terminates this contract in whole or in part as provided in this Article, the Customer may take over such terminated work and prosecute the same to completion by contract or otherwise. The Contractor shall continue the performance of this contract to the extent not terminated under the provisions of this Article. In the event of a partial termination for default, the payments concerning the portion of the contract which is not terminated shall be due to the Contractor.

12.3 If this contract is terminated as provided in this Article, the Customer may require the Contractor to transfer to the Customer in the manner and to the extent directed by the Customer title to and possession of:
a) any completed Items, and
b) such partially completed items, supplies, materials, parts, tools

In any case, the Contractor shall be paid for any item taken into possession by the Customer according to the original contract terms.

12.4 *

Article 13:  Taxes and Customs Duties

13.1 All payments shall be made in the agreed currency without deduction based on import duties, value added taxes, or any other taxes or withholding in or upon importation into the Kingdom of Thailand.
*See reference legend on cover page.

Article 14 : Agreement to Hold Harmless

14.1 The Contractor shall indemnify, keep indemnified and hold harmless the Customer and their directors, officers, subsidiaries, servants, employees and agents against all claims for damage and/or injury (including death) to any person, or loss of or damage to property (including equipment and software to be supplied under this contract) including liability, costs, expenses and damages incurred by the Customer in connection with any and all claims by third Parties that are caused by or which arises out of the act, omission, default or negligence of the Contractor, a Lower-Tier Contractor or their respective employees or agents in the performance by such persons of this subcontract.

14.2 Request for indemnification is subject to the following:
a) Either Party having promptly notified the other in writing of any claim, demand or allegation, and
b) Either Party taking no action without the others consent except such as may be required by law or in order to preserve any of its rights at law
c) Subject to the mandatory provisions of applicable law, either Party allowing the other, at the other's request and expense, to conduct and settle all negotiations and legal proceedings, provided the First Party may, at its expenses, participate in such negotiations and proceedings
d) Either Party at the other's expense, giving reasonable assistance to the other in connection with any such negotiations or proceedings.

14.3 The Contractor shall take all reasonable measures to ensure at all times of the safety of the Customer's personnel and others authorized by the Customer whilst upon the Contractor's or Lower-Tier Contractor's premises.

14.4 The Contractors liability for any loss of or damage to property, other than equipment, of the Customer under this contract shall not exceed *in respect of any occurrence or series or related occurrences.

The Contractor shall not be liable to the Customer for special, incidental, consequential. or indirect loss or damage, including loss of profit or revenues howsoever sustained.

14.5 The Customer shall indemnify and keep indemnified and hold harmless the Contractor and its Lower-Tier Contractor against all claims for any damage to property or injury (including death) to any person caused by the Customer arising out of or in connection with the performance of this contract by such persons.

14.6 The Customer's liability for any loss or damage under this contract shall not exceed * in respect of any occurrence or series of related occurrences.
*See reference legend on cover page.

14.7 The Customer shall not be liable to the Contractor for special, consequential or indirect loss or damage, including loss of profit or revenues howsoever sustained.

Article 15 : Applicable Law, Construction, Language and
Measurements

15.1 This contract shall be construed and the rights of the Parties shall be determined, in all respects, according to the laws of Thailand.

15.2 This contract and all deliverable documentation produced under this contract shall be in the English language.

Article 16 : Arbitration

16.1 Any dispute or disagreement arising between the Contractor and the Customer in connection with this contract, which is not settled to the mutual satisfaction of the Contractor and the Customer within thirty (30) calendar days from the date that either Party informs the other in writing of such dispute or disagreement exists, shall be settled by arbitration.

16.2 All disputes arising in connection with the present contract shall be finally settled under the Rules of Conciliation and Arbitration of the International Chamber of Commerce by one or more arbitrators appointed in accordance with said Rules.
The arbitration proceedings shall take place in Bangkok, Thailand.

16.3 In case of a dispute between the Customer arising in connection with the present contract, the arbitral proceedings, including the arbitral award between the Customer, shall be fully enforceable against the Contractor, provided that the Contractor is given prompt notice of any such proceedings and provided the Contractor is given the opportunity to comment on any claim or supporting documentation submitted by the Customer and is duly informed of any claim and supporting documentation submitted by the Customer in the course of the arbitral proceedings.

16.4 The performance of the contract shall continue in all aspects during any dispute between Contractor and the Customer unless otherwise notified by the Customer.

Article 17 : Assignment

17.1 Contractor shall not assign or delegate this contract in whole or in part or any of its rights, duties, or obligations hereunder to any other person or legal entity without the prior express written approval of the Customer.

Article 18 : Permits and Licenses

18.1 The Contractor warrants that all necessary export licenses have been attained prior to shipment of the equipment to the Customer.

18.2 In case of non-presentation of these licenses, and if one or more Lower-Tier Subcontractors are for governmental reasons unable to perform their task, the Contractor shall be liable to the Customer for any consequence prejudicial to this contract.

Article 19 : Infringements of the Law

19.1 The Customer shall not be responsible in any way for the consequences, direct or indirect, of an infringement by the Contractor or its Lower-Tier Subcontractors and their employees, of the law or statutes of the country in which this contract is performed, or of any country whatsoever.

In the course of doing business it may be necessary for either party to provide proprietary information to the other. It is agreed that any disclosure of information shall be made under the following provisions:

Article 20: Proprietary Information

"Proprietary Information" is defined as documented information originated by or peculiarly within the knowledge of a disclosing party or its suppliers.

However, information shall not be considered to be
proprietary information:
a.	Unless such information is received from the other
party in writing, the proprietary portions are specified,
and disclosure is made to authorized
representative(s) of the receiving party.
b.	If such information was known to the receiving party,
or otherwise publicly available prior to its receipt under this Agreement, or to have become known to the receiving party from a source other than the disclosing party.
c.	If such information was disclosed to others by the
disclosing party with "unlimited right" or without restrictions by the originating party.
d.	If such information is independently developed by the
receiving party.

Each party is responsible for the safeguarding any Proprietary Information rendered by the other party. Proprietary Information received by either party shall not be disclosed to any third party.

Article 20 : Entire Agreement

20.1 This contract contains the entire agreement between the Parties with respect to the subject matter hereunder and supersedes any previous understanding, commitments, and agreements either oral or written.
Changes to this contract may be only in writing and upon proper execution by the Parties hereto.


Shinawatra Satellite Public Company, LTD.:

BY

TITLE

DATE

Integral Systems, Inc.:

BY

TITLE

DATE

EXHIBIT B



18. Letter of Rubino & McGeehin regarding change in accounting principles.

Rubino & McGeehin, Chartered
Certified Public Accountants
6905 Rutledge Drive
Suite 700
Bethesda, Maryland  20817-1818
301-564-3636
Fax 31-564-2994

May 15, 1997

Integral Systems, Inc.
5000 Philadelphia Way
Suite A
Lanham, MD  20706

We understand that Integral Systems, Inc. has changed its method of accounting for revenue from commissions for the sale of equipment in its consolidated financial statements, as discussed in its Form 10-QSB for the six months ended March 31, 1997. We have discussed with Company officials the circumstances and business judgement upon which the decision to make the change in accounting was made. We concur that such change represents the adoption of a preferable accounting method.

We have not audited the consolidated financial statements of Integral Systems, Inc. for the six months ended March 21, 1997 or 1996, and, accordingly, we do not express an opinion on the financial information filed as part of the Form 10-QSB of which this letter is to be an exhibit.

/s/
Rubino & McGeehin, Chartered