Form 10KSB/A
period 1996-09-30
INTEGRAL SYSTEMS INC /MD/
filed 1997-07-10
CIK 718130

The intent of this filing is to revise Exhibit A to Integral Systems' 10-KSB/Amendment 2. Portions of this exhibit were erroneously omitted in the previous submission.

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


Chairman of the Board, Director, Chief Executive Officer
Steven R. Chamberlain                                     5/13/97

President, Chief Operating Officer, Director
Thomas L. Gough                                           5/13/97

Vice President of Quality Control,
Secretary & Treasurer; Director
Robert P. Sadler                                          5/13/97

Director
Bonnie K. Wachtel                                         5/13/97


Director
Dominic A. Laiti                                          5/13/97


Director
R. Doss McComas                                           5/13/97

Portions of the following exhibit (pages J-2 through J-110) have been omitted from this electronic filing pursuant to a request for continuing hardship. These pages have been filed in paper form with the Commission.

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

 14. ACCOUNTING AND APPROPRIATION DATA
     INCREASE  *  6 EA5000 8N2ACV00

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

       15G.  TOTAL AMOUNT OF LETTER CONTRACT:   %%%%%%*

EXCEPTION TO STANDARD FORM SF26 (REV.4-85)                Prescribed by GSA

                                 Page 1 of 2

*Information omitted in reliance upon application for confidential treatment. Confidential treatment has been filed separately with the Commission.

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


18. [ ] AWARD (Contractor is not required to sign this document.) Your offer on Solicitation Number %%%%%%*, including the additions or changes made by you which additions or changes are set forth in full above, is hereby accepted as to the items listed above and on any continuation sheets. This award consummates the contract which consists of the following documents: (a) the Government's solicitation and your offer, and (b) this award/contract. No further contractual document is necessary.

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

19C. DATE SIGNED                           20C. DATE SIGNED
EXCEPTION TO STANDARD FORM 26 (REV.4-85)


*Information omitted in reliance upon application for confidential treatment. Confidential treatment has been filed separately with the Commission.

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

                         Page B - 1
SECTION B                                 50-DDNE-6-90029

BASE PERIOD OF PERFORMANCE - FOR THIRTY MONTHS FROM DATE OF
AWARD

                                                     ESTIMATED
ITEM NO.   SERVICES                       QUANTITY   COST

01        INTEGRATED POLAR ACQUISITION
           AND COST SUBSYSTEM              1 SYSTEM

All costs will be incurred in accordance with ISI proposals dated 03/21/96 and 4/01/96 as modified by ISI response dated
07/29/96 to Government questions and ISI revised proposal dated 08/12/96, up to ceiling cost of %%%%%%*.

*Information omitted in reliance upon application for confidential treatment. Confidential treatment has been filed separately with the Commission.

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


0001F   IPACS Phase-Over IAW SOW               1 SYSTEM


0001G   IPACS Training IAW SOW                 1 SYSTEM

0001H   IPACS Spare Parts IAW SOW              1 SYSTEM


0001I   IPACS Hardware Maintenance             1 SYSTEM


                                       TOTAL COST


                                   TOTAL FIXED FEE


                                   BONUS FEE

* To Be Negotiated

**  See Clause B.4 Contract Fee.


TOTAL CEILING COST FOR CLIN 0001 FOR LETTER CONTRACT $ %%%%%%*

                                 Page B - 2

*Information omitted in reliance upon application for confidential treatment. Confidential treatment has been filed separately with the Commission.


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


* To Be Negotiated


                                Page B - 3

SECTION B
50-DDNE-6-90029


B.3     ESTIMATED AND ALLOWABLE COSTS-FULLY FUNDED CONTRACTS

(a)  Estimated Costs

            The estimated cost of this letter contract is $ %%%%%%* which consists of $ %%%%%%* for reimbursable costs and $ %%%%%%* for fixed fee. "Limitation of Cost," clause 52.216-7
"Allowable Cost and Payments," and clause 52.216-8 "Fixed
Fee."

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

     Provisional overhead billing rate:  %%%%%%*  of labor
           Categories located at company's site.


     Provisional G&A billing rate:  %%%%%%* applied to total
           Costs, less subcontracts and direct materials.
Information omitted in reliance upon application for confidential treatment. Confidential treatment has been filed separately with the Commission.

*Information omitted in reliance upon application for confidential treatment. Confidential treatment has been filed separately with the Commission.

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

	SECTION E - INSPECTION AND ACCEPTANCE

TABLE OF CONTENTS

E 1  INSPECTION AND ACCEPTANCE
E.2  INSPECTION AND ACCEPTANCE LOCATIONS
E.3  STANDARD OF PERFORMANCE FOR SYSTEM INSPECTION AND
    ACCEPTANCE
E.4  INSPECTION AND ACCEPTANCE OF MANUALS AND DOCUMENTATION
F.5  INSPECTION AND ACCEPTANCE OF TRAINING
B.6  INSPECTION AND ACCEPTANCE OF CONTRACTOR SUPPORT
E.7  MATERIAL INSPECTION AND RECEIVING REPORT, DD FORM 250
E.8  CLAUSES INCORPORATED BY REFERENCE (FAR 52.252-2)(JUN 1988)



E.1 INSPECTION AND ACCEPTANCE

E.1.1. Formal acceptance of equipment and services by the acceptance tests specified in Section C.7 of the Statement of Work and in the following paragraphs, will be acknowledged on the face of the required Material Inspection and Receiving Report, DD Form 250. The Contractor is responsible for the completion of the DD Form 250. Final acceptance of Section B CLIN 0001 BASE PERIOD will be made by a duly authorized representative of the Government acknowledging such acceptance by his signature on the face of the above-referenced DD Form 250. Final payment for CLIN 0001 BASE PERIOD shall be made after formal acceptance of the SYSTEM is recorded on the DD form 250.

E.1.2. The designated Government approving and accepting authority listed hereunder for inspection and acceptance of all items specified in Section B shall notify the contractor and the Government Contracting Officer, in writing, of the acceptance date for all such items. This notification shall be forwarded no later than ten days (Note: whenever the word day or days is used in this document, it is understood to mean calendar days unless specifically stated otherwise) after the date of acceptance of the item(s). The approving and accepting authority for the Government will be: SEE SECTION G.3.





E.2 INSPECTION AND ACCEPTANCE LOCATIONS

Government inspection and acceptance of all equipment and services hereunder shall take place at each installation site, and at the contractor's facilities when so specified in Section C.7 of the Specification/Statement of Work.


E.3 STANDARD OF PERFORMANCE FOR SYSTEM INSPECTION AND ACCEPTANCE

This paragraph establishes a standard of performance which shall be met before the system installed under this contract is accepted by the Government. This
includes replacement,       substitute machines and machines which are added
or field-modified after a system has completed a successful performance period. Machines undergoing minor modification or intra-governmental transfer which have already passed the performance test are excluded from this provision. Acceptance shall take place at the installation site(s) as shown in Section C. 1.1 by the designated Government accepting authority as identified in Section E.1.2. Acceptance shall occur only after the system has passed the functional, peak load and durability testing. Criteria for functional testing shall be in accordance with Section C. 7 of the Specification/Statement of Work. Durability testing shall be conducted with the installed system accepting the normal polar satellite daily workload during the durability testing period. Failure of the contractor's equipment to process the accepting activity's normal daily workload or the peak load shall be construed to mean the equipment does not meet the standard of performance requirements of this paragraph.

E.3.1 Contractor Certification

The contractor shall certify in writing to the Government authority identified in Section E.1.2, above, on or before the required system readiness date shown in Section F.4, that the equipment is installed and ready for use (readiness certificate).

E.3.2 Functional Tests

Functional testing, in accordance with Section C.7.4 of the Specification/Statement of Work, shall begin after receipt of the above readiness certificate.




E.3.3  Peak Load Test

A peak load test shall be performed, in accordance with Section C.7.4 of this specification/statement of work to verify the system meets the peak load capacity as described in Section 5.1.1 herein.

E.3.4 Durability Tests

The performance period for durability testing shall begin after successful completion of functional tests and shall end when the system has met the standard of performance for a period of 30 consecutive calendar days by operating in conformance with the contract specifications and the contractor's technical specifications as quoted in the contractor's proposal, at an effectiveness level of 99% or more. The effectiveness level for a system or machine is computed by dividing the operational use time by the sum of the
operational use time and the system      downtime and then converting this
value to a percentage.

E.3.5 Failure to-Meet Standard of Performance

In the event the system does not meet the standard of performance during the initial 30 consecutive calendar days, the standard of performance test shall continue on a day-by-day basis until the standard of performance is met for a total of 30 consecutive calendar days. If the system fails to meet the standard of performance after 90 consecutive calendar days from the start of durability testing, the Government may request a replacement of equipment or terminate the contract and request the removal of the system. Termination will be in accordance with the "Termination (Cost-Reimbursement)" clause (FAR 52.249-06).

E.3.6 System Downtime

During a period of system downtime, the Government may use operative equipment when such action does not interfere with maintenance of the inoperative
equipment.  The entire system       shall be considered down during such
periods of use. Whenever during such a period the operative equipment is not released to the contractor upon request, then all such usage time shall be considered operational use time in computing the effectiveness level.




E..3.7 Operational Use Time Minimum

A minimum of 200 hours of operational use time is required in computing the effectiveness level. If the actual number of hours of operational use time
exceeds 200, then the actual hours shall   be used.

E.3.8 Record Maintenance

The Government will maintain all records required to ascertain whether or not the standard of performance has been met.

E.3.9 Equipment Charges

Equipment shall not be accepted and no charges shall be paid until the standard of performance is met.

E.3.10.Government Delay of Start of Performance Period

The Government may delay the start of the performance period of durability testing for up to 30 consecutive calendar days after successful completion of functional tests.

E.4 INSPECTION AND ACCEPTANCE OF MANUALS AND DOCUMENTATION

Manuals and documentation will be visually inspected for material and workmanship. Manuals and documentation will be accepted by the Government accepting authority.

E.5 INSPECTION AND ACCEPTANCE OF TRAINING

Training outlines and plans will be inspected and accepted as specified in Section C.8 of the Specification/Statement of Work. Inspection will consist of revision and approval of plans and visual inspection of training. Training will be accepted by the designated Government accepting authority.

E.6 INSPECTION AND ACCEPTANCE OF CONTRACTOR SUPPORT

Performance by the contractor of the Contractor support listed in Section B is subject to review and approval prior to acceptance. Acceptance will take place monthly at the installation site by the designated Government accepting authority as specified in Section E.1.2 above.


E.7 MATERIAL INSPECTION AND RECEIVING REPORT, DD FORM 250

Formal acceptance of supplies and services by the Government will be acknowledged on the face of the required Material Inspection and Receiving Report, DD Form 250.


E.8 CLAUSES INCORPORATED BY REFERENCE (FAR 52.252-2)(JUN 1988)

This contract incorporates one or more clauses by reference, with the same force and effect as if they were given in full text. Upon request the
Contracting officer will make their full text     available.

 I. FEDERAL ACQUISITION REGULATION (48 CFR CHAPTER 1) CONTRACT
    CLAUSES

CLAUSE
NUMBER               TITLE                                 DATE
52.246-3   INSPECTION OF SUPPLIES--COST-REIMBURSEMENT    APR 1984
52.246-5   INSPECTION OF SERVICES--COST-REIMBURSEMENT    APR 1984
52.246-15  CERTIFICATE OF CONFORMANCE                    APR 1984








Section E                                         50-DDNE-6-90029









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


    * To Be Negotiated.

	SECTION G - CONTRACT ADMINISTRATION DATA

TABLE OF CONTENTS
G.1	 CONTRACT MANAGEMENT
G.2   CONTRACTING OFFICER'S AUTHORITY
G.3   DESIGNATION OF CONTRACTING OFFICER'S TECHNICAL
       REPRESENTATIVE
G.4   PRICING OF ADJUSTMENTS
G.5	 INVOICE AND PAYMENT REQUIREMENTS
G.6   TECHNICAL DIRECTION
G.7   GOVERNMENT - FURNISHED PROPERTY
G.8   GOVERNMENT - FURNISHED DATA



G.1  CONTRACT MANAGEMENT

Notwithstanding the Contractor's responsibility for total manage-ment during the performance of this contract, administration of the contract will require maximum coordination between the Government and the contractor.

G.1.1  Contracting Officer's Technical Representative

A. A Contracting Officer's Technical Representative (COTR) will be designated on authority of the Contracting Officer to monitor all technical aspects and assist in administration of the contract. The types of actions within the purview of the COTR's authority are to assure that the contractor performs the techni-cal requirements of the contract; to perform or cause to be per-formed inspections necessary in connection with performance of the contract; to maintain both written and oral communications with the contractor concerning the aspects of the contract within his purview; to issue written interpretations of technical requirements of Government drawings, designs, and specifications;
to monitor the Contractor's performance under the contract and notify the Contractor and Contracting Officer of any
	deficiencies observed; and to coordinate Government furnished property avail-ability and provide for site entry of Contractor personnel if required. A letter of designation will be issued to the COTR with a copy supplied to the Contractor, stating the responsi-bilities and limitations of the COTR. This letter will clarify to all parties to this contract the responsibilities of the COTR. At no time may the COTR effect changes to the contract which would result in a modification to the scope of work;
changes in cost or price totals or estimates; changes in delivery dates; or changes in any other mutually-agreed upon term or provision of the contract.

G.1.2	Contracting Officer

All contract administration will be effected by the Contracting
Officer, address as shown on face page of this contract.
Communications pertaining to contract administration matters will be addressed to the Contracting Officer. No changes in or deviation from the scope of work shall be effected without a Supplemental Agreement executed by the Contracting Officer authorizing such changes.


G.2   CONTRACTING OFFICER'S AUTHORITY

The Contracting Officer is the only person authorized to make or approve any changes in any of the requirements of this contract and notwithstanding any provisions contained elsewhere in this contract, the said authority remains solely in the Contracting Officer. In the event the contractor makes any changes at the direction of any person other than the Contracting Officer, the change will be considered to have been made without authority and no adjustment will be made in the contract price to cover any increase in costs incurred as a result thereof.


G.3  DESIGNATION OF CONTRACTING OFFICER'S TECHNICAL
       REPRESENTATIVE

This section designates the Contracting Officer's Technical Representative (COTR) under this contract. The Contracting Officer may change the COTR at any time. Responsibilities and limitations of the COTR are specified herein. The COTR under this contract is:

     	  Name:	    	Harold Wood    OSD3
         Address: 	Room 3308, FB# 4
                           4401 Suitland, MD

         Telephone Number: (301) 457-5158


G.4  PRICING OF ADJUSTMENTS

When costs are a factor in any determination of contract price adjustment pursuant to the "Changes" clause or any other clauses of this contract, such costs shall be in accordance with the contract cost principles and procedures in Part 31 of the Federal Acquisition Regulation (48 CFR Part 31) in effect on the date of award of this contract.



G.5	INVOICE AND PAYMENT REQUIREMENTS

     (a) Invoices shall be submitted in an original and 2 copies to the Government office designated in this contract to receive
invoices.  To constitute a 	proper invoice, the invoice must
in- clude the information required by paragraph (a)(4) of FAR 52.232-25 (Prompt Payment, MAR 1994) which is incorporated herein by reference (Section I CONTRACT CLAUSES, I.1 FAR 52.252-2 Clauses
Incorporated By Reference).

     (b) If deliverables are rejected for failure to conform to the technical requirements of the contract, or for damage in transit or otherwise, the provisions in FAR 52.232-25 (Prompt Payment, MAR 1994) will apply to the new delivery of replacement deliverables.


G.6  TECHNICAL DIRECTION

When deemed necessary for the performance of work called for under this contract, technical directions shall be issued to the Contractor in writing signed by the Contracting Officer's Technical Representative (COTR) designated in this contract. As used herein, technical directions (including amendments thereto) are written instructions to the Contractor which provide details, specify required completion dates, suggest possible lines of inquiry, or otherwise aid in the completion of the scope of work called for under the contract. In no event shall technical directions constitute an assignment of new work or changes of such nature as to justify any adjustment to the contract or task order ceiling or delivery terms under the contract.

All technical directions issued by the COTR hereunder are subject to the terms and conditions of the contract. The contract terms and conditions shall control in the event of any conflict with COTR-issued technical directions, and in no event can the contract be modified by COTR-issued technical directions.

Oral technical directions may be given by the COTR only in emergency circumstances, and provided that any oral technical direction given is reduced to writing by the COTR within two working days of its issuance.

Any effort undertaken by the Contractor pursuant to oral or written technical directions issued other than in accordance with the provisions herein shall be at the Contractor's risk.

When, in the opinion of the Contractor, a technical direction calls for effort outside the contract statement of work, the Contractor shall notify the COTR and cognizant Contracting Officer, in writing, within two working days of having received the technical direction in question. The Contractor shall undertake no performance to comply with the technical direction until the matter has been resolved by the Contracting Officer through formal contract modification or other appropriate action.


G.7  GOVERNMENT - FURNISHED PROPERTY

The Government will provide the following item(s) of Government property to the Contractor for use in the performance of this contract. This property shall be used and maintained by the Contractor in accordance with provisions of the "Government Property" clause.

Item No.          Description         Quantity        Delivery
                                                          Date

  See Section C, Part 3.0 EQUIPMENT, Subpart 3.1 Government
    Furnished Equipment (GFE).

  Additional Government Furnished Equipment may be furnished subject to negotiation.


G.8  GOVERNMENT - FURNISHED DATA

(a) The Government shall deliver to the Contractor the Government-furnished data described in the contract, Section C,
Part 4.0 STANDARD DOCUMENTATION. If the data, suitable for its intended use, is not delivered to the Contractor, the Contracting
Officer shall equitably adjust affected provisions of this contract in accordance with the "Changes" clause when:

     (1) The Contractor submits a timely written request for an equitable adjustment; and

     (2) The facts warrant an equitable adjustment.

          (b) Title to Government-furnished data shall remain with the Government.

          (c) The Contractor shall use the Government-furnished data only in connection with this contract.

Section G	50-DDNE-6-90029

Section H		50-DDNE-6-90029
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



H.1   INSURANCE COVERAGE  (CAR 1352.228-73)  (JUL 1985)

Pursuant to the clause "Insurance - Work on a Government
Installation (52.228-7)," the Contractor will be required to present evidence to show, as a minimum, the amounts of insurance coverage indicated below:

	(a) Workers Compensation and Employer's Liability. The Contractor is required to comply with applicable Federal and State workers' compensation and occupational disease statutes.
If occupational diseases are not compensable under those statutes, they shall be covered under the employer's liability section of the insurance policy, except when contract operations are so commingled with a Contractor's commercial operations that it would not be practical to require this coverage. Employer's liability coverage of at least * shall be required, except in States with exclusive or monopolistic funds that do not permit workers' compensation to be written by private carriers.

	(b) General Liability. The Contractor shall have bodily injury liability insurance coverage written on the comprehensive form of policy of at least %%%%%%* per occurrence.


	(c) Automobile Liability. The Contractor shall have automobile liability insurance written on the comprehensive form of policy. The policy shall provide for bodily injury and property damage liability covering the operation of all automobiles used in connection with performing the contract. Policies covering automobiles operated in the United States shall provide coverage of at least %%%%%%* per person and %%%%%%* per occurrence for bodily injury and %%%%%%* per occurrence for property damage.

	(d) Aircraft Public and Passenger Liability. When aircraft are used in connection with performing the contract, the Contractor shall have aircraft public and passenger liability insurance. Coverage shall be at least %%%%%%* per person and %%%%%%* per occurrence for bodily injury, other than passenger liability, and %%%%%%* per occurrence for property damage.
Coverage for passenger liability bodily injury shall be at least
%%%%%%* multiplied by the number of seats or passengers, whichever is greater.

Information omitted in reliance upon application for confidential treatment. Confidential treatment has been filed separately with the Commission.

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

                          Other Direct Cost Items
                      To Be Specified at Contract Definitization

             Option I
               Option II
                 Option III
                   Option IV






H.14   KEY PERSONNEL

    (a) The Contractor shall assign to this contract the following key personnel:

      Project Engineer              %%%%%%*
      Lead for Hardware             %%%%%%*
      Lead for Software             %%%%%%*
     	Systems Engineer              %%%%%%*

*Information omitted in reliance upon application for confidential treatment. Confidential treatment has been filed separately with the Commission.

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

          (2) The contractor shall file a disclosure form at the end of each calendar quarter in which there occurs any event that materially affects the accuracy of the information contained in any disclosure form previously filed by such person under subparagraph (c)(1) of this clause. An event that materially affects the accuracy of the information reported includes--

(i) A cumulative increase of %%%%%%* or more in the amount paid or expected to be paid for influencing or attempting to influence a covered Federal action; or

(ii) A change in the person(s) or individual(s) influencing or attempting to influence a covered Federal action; or

(iii) A change in the officer(s), employee(s), or Member(s) contacted to influence or attempt to influence a covered
Federal action.

*Information omitted in reliance upon application for confidential treatment. Confidential treatment has been filed separately with the Commission.

          (3) The Contractor shall require the submittal of a certification, and if required, a disclosure form by any person who requests or received any subcontract exceeding %%%%%%* under the Federal contract.

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

Information omitted in reliance upon application for confidential treatment. Confidential treatment has been filed separately with the Commission.

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

(a) In performing this contract, the Contractor is not authorized to make expenditures or incur obligations exceeding
%%%%%%* dollars.

*Information omitted in reliance upon application for confidential treatment. Confidential treatment has been filed separately with the Commission.

(b) The maximum amount for which the Government shall be liable if this contract is terminated is %%%%%%* dollars.

*Information omitted in reliance upon application for confidential treatment. Confidential treatment has been filed separately with the Commission.

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

(2) State and local government agencies holding Federal contracts of %%%%%%* or more shall also list all their openings with the appropriate office of the State employment service.

*Information omitted in reliance upon application for confidential treatment. Confidential treatment has been filed separately with the Commission.

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

(g) Subcontracts. The Contractor shall include the terms of this clause in every subcontract or purchase order of %%%%%%* or more unless exempted by rules, regulations, or orders of the Secretary. The Contractor shall act as specified by the Director to enforce the terms, including action for noncompliance.

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

                                  Page J-1


                                Pages J2-J110
Portions of the following exhibit (pages J2-J110) have been omitted from this electronic filing pursuant to a request for continuing hardship. These pages have been filed in paper form with the Commission.

Section J                                      50-DDNE-6-90029
Attachment 10
 	          GLOSSARY

ADP		Automated Data Processing
ADPE		Automated Data Processing Equipment
AFSCN	      Air Force Satellite Control Network
AFVSF	      Advanced Flight Vehicle Simulation Facility
AFGWC	      Air Force Global Weather Center
ARTS		Automated Remote Tracking Station
AV		Authentification Verification

CA		Command Authentification
CCF		Central Computer Facility
CPCI		Computer Program Configuration Item
COMSEC	Communications Security
CPU		Central Processing Unit
CSO		Command System Operator
CSOC		Consolidated Satellite Operations Center
CSTC		Consolidated Satellite Test Center
CV		Command Verification

DAS		Data Acquisition Subsystem
DDCP		Dual Decommutator Command Processor
DMSP		Defense Meteorological Satellite Program
DV		Digital Voice
DSN		Deep Space Network

ECO		Engineering Change Order
ECP		Engineering Change Proposal
EST		Equipment Status Data
EU		Engineering Unit

FOB		Federal Office Building
FNMOC	      Fleet Numerical Meteorology and Oceanography Center
FOCC		Falcon Operational Control Center
FSOC		Fairchild Satellite Operation Center

GFE		Government Furnished Equipment
GOES		Geostationary Operational Environmental Satellite
GPS		Global Positioning System
GSFC		Goddard Space Flight Center

IPACS	      Integrated Polar Acquisition and Control  Subsystem
IRV		Inter-Range Vector
IAB		Internet Architecture Board

LAN		Local Area Network
LCR		Launch Control Room
LF		Light Fine
LS		Light Smooth

                      1

Section J	52-DDNE-6-00029
Attachment 10


MD		Mission Data
MIPS		Million Instructions per Second
MMI		Man/Machine Interface

NASA		National Aeronautics and Space Administration
NESDIS	National Environmental Satellite, Data, and Information
Service
NOAA		National Oceanic and Atmospheric Administration
NPOESS	National Polar Operational Satellite System
NRZ-L	      Non-Return to Zero-Level

PACS		Polar Acquisition and Control Subsystem
PITF		Payload Integration and Test Facility

QPSK		Quadra-Phase Shift Keying

RCSE		Remote Control and Status Element
RDS		Realtime Data Smooth
RF		Radio Frequency
RTD		Real Time Data

SGLS		Space Ground Link System
SCU		Satellite Communications Unit
SM-EST	Stored Mode Engineering Status Data
SOCC		Satellite Operations Control Center
SOMS		Satellite Operations Management Subsystem
SOW		Statement of Work
SS		Space Segment

TCS		Telemetry and Command Subsystem
TF		Thermal Fine
TIROS	      Television Infrared Operational Satellite
TS		Thermal Smooth

UTC		Universal Time Coordinated
US		User Segment

WMSC		Western Missile and Space Center