Form 10QSB
period 1997-06-30
INTEGRAL SYSTEMS INC /MD/
filed 1997-08-14
CIK 718130

INTEGRAL SYSTEMS, INC.
10-QSB
FOR QUARTER ENDING
JUNE 30, 199

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC   20549
                          FORM 10-QSB
(mark one)
   X   	Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997 or

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


Registrant's telephone number, including area code (301)731- 4233

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


As of June 30, 1997 the aggregate market value of the Common Stock of the Registrant (based upon the average bid and ask prices of the Common Stock as reported by the market makers) held by non-affiliates of the Registrant was $24,990,935.

Registrant had 953,046 shares of common stock outstanding as of June 30, 1997.

                       INTEGRAL SYSTEMS, INC.
                          TABLE OF CONTENTS

                                                     Page No.
Part I   Financial Information:

Item 1.  Financial Statements

Balance Sheets - June 30, 1997, September 30, 1996       1

Statements of Operations Nine Months and Three Months
    Ended June 30, 1997 and June 30, 1996....            3

Statement of Cash Flow Nine Months Ended June 30, 1997
   and June 30, 1996                                     4

Statement of Stockholders' Equity Nine Months
   Ended June 30, 1997                                   5

Notes to Financial Statements                            6

Item 2.  Management's Discussion
         and Analysis of Financial Condition
         and Results of Operations                       8


Part II   Other Information:

Item 6.  Exhibits and Reports on Form 8-K                14


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                  INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    June 30, 1997 and September 30, 1996



ASSETS                                   June 30,	        September 30,
                                           1997	               1996
CURRENT ASSETS
 Cash                                    $517,870            $1,369,915
 Accounts Receivable                    7,976,262             4,874,086
 Prepaid Expenses                         407,079                59,956
 Deferred Income Taxes                     73,913                73,913
TOTAL CURRENT ASSETS                    8,975,124             6,377,870

FIXED ASSETS

 Electronic Equipment                   1,019,754               728,956
 Furniture & Fixtures                      56,545                54,898
 Leasehold Improvements                    11,364                11,364
 Software Purchases                       149,640                50,659
SUBTOTAL                                1,237,303               845,877

 Less:  Accum. Deprec.                    510,195               446,769

TOTAL FIXED ASSETS                        727,108               399,108

OTHER ASSETS
 Software Development Costs             1,405,120             1,295,514
  Deposits                                 10,142                 7,182
TOTAL OTHER ASSETS                      1,415,262             1,302,696

TOTAL ASSETS                          $11,117,494            $8,079,674


                       See Notes to Finanacial Statements

                   INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     June 30, 1997 and September 30, 1996



LIABILITIES & STOCKHOLDERS' EQUITY
                                     June 30,         September 30,
                                       1997               1996

CURRENT LIABILITIES
 Accounts Payable                    $2,122,534	        $786,701
 Accrued Expenses                     1,427,752        1,157,356
 Billings in Excess of Cost           1,048,720          128,925
 Income Taxes Payable                   120,100           48,060

TOTAL CURRENT LIABILITIES             4,719,106        2,121,042

LONG TERM LIABILITIES

STOCKHOLDERS' EQUITY
 Common Stock, $.01 par value,
 2,000,000 shares authorized, and
 953,046 and 952,533 shares issued
 and outstanding at June 30, 1997
 and September 30, 1996, respectively     9,530            9,525
 Additional Paid-in Capital             835,462          825,311
 Retained Earnings                    5,553,396        5,123,796

TOTAL STOCKHOLDERS' EQUITY            6,398,388        5,958,632

TOTAL LIABILITIES &                 $11,117,494       $8,079,674
STOCKHOLDERS' EQUITY


                       See Notes to Financial Statements

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                               Nine Months Ended      Three Months Ended
                                   June 30,                June 30,
                                 1997         1996         1997      1996

Revenue                       $14,175,577  $7,268,974  $4,907,617 $2,336,178

Cost of Revenue
 Direct Labor                   3,293,562   2,573,825   1,187,122    904,632
 Overhead Costs                 2,354,863   1,874,685     845,371    618,074
 Travel and Other Direct Costs    561,740     244,051     315,447     64,850
 Direct Equipment& Subcontracts 5,093,314     663,071   1,441,197    321,558
Total Cost of Revenue          11,303,478   5,355,632   3,789,136  1,909,114

Gross Margin                    2,872,099   1,913,342   1,118,481    427,064

Selling, General &
   Administrative               1,657,284   1,365,606     716,519    468,715
Product Amortization              495,000     374,012     165,000    119,734
Bad Debt Expense                        0     120,000           0    120,000

Income (Loss) From Operations     719,815      53,724     236,962   (281,385)

Other Income (Expense)
 Interest Income                   36,699      51,535      12,121     19,786
 Interest Expense                  (7,594)        (47)     (1,498)       (16)
 Miscellaneous, net               (74,245)    (51,262)    (21,507)    (4,558)
Total Other Income (Expense)      (45,140)        226     (10,884)    15,212

Income (Loss) Before Income Taxes 674,675      53,950     226,078   (266,173)

Provision for Income Taxes        245,075     	20,800      79,575   (102,800)

Net Income (Loss)                $429,600     $33,150    $146,503  ($163,373)

Weighted Average Number of Common
Shares Outstanding During Period  952,764     947,072     952,913    949,033

Earnings (loss) per share           $0.45       $0.04       $0.15     ($0.17)

                           See Notes to Financial Statements

                       INTEGRAL SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                      For the Nine Months Ended
                                                June 30,
                                          1997            1996
Cash flows from operating activities:

Net income                              $429,600         $33,150

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization           712,525         515,283
 (Increase) decrease in:
  Accounts receivable                 (3,102,176)       (188,852)
  Prepaid expenses                      (347,123)         26,869
  Income tax receivable                        0        (123,685)
 (Decrease) increase in:
  Accounts payable                     1,335,833          10,680
  Accrued expenses                       270,396          (5,761)
  Billings in excess of cost             919,795        (401,159)
  Income taxes payable                    72,040        (108,481)
Total adjustments                       (138,710)       (275,106)

Net cash provided (used) by operations   290,890        (241,956)

Cash flow from investing activities:
 Acquisition of fixed assets            (545,525)       (262,949)
 Increase in software development costs (604,606)       (341,160)
 Increase in other assets                 (2,960)         (7,182)

Net cash provided (used) in
   investing activities               (1,153,091)       (611,291)

Cash flow from financing activities:
 Proceeds from issuance of common stock   10,156         122,760

Net cash provided by financing activities 10,156         122,760

Net increase (decrease) in cash         (852,045)       (730,487)

Cash - beginning of year               1,369,915       2,125,553

Cash - end of period                    $517,870      $1,395,066

                       See Notes to Financial Statements

                        INTEGRAL SYSTEMS, INC.
                  STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE NINE MONTHS ENDED
                            JUNE 30, 1997

                            Number           Additional
                              of     Common	  Paid-in	  Retained
                            Shares    Stock	  Capital	  Earnings	    Total

Balance September 30, 1996	 952,533  $9,525  $825,311 	$5,123,796 	$5,958,632

Exercise of Stock Options       513       5    10,151           -      10,156

Net income                       -        -        -      429,600    	429,600

Balance June 30, 1997	      953,046 	$9,530 	$835,462 	$5,553,396 	$6,398,388

                           INTEGRAL SYSTEMS, INC.
                        NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

The interim financial statements include the accounts of Integral
Systems, Inc. (ISI or the Company) and its two wholly-owned subsidiaries, Integral Marketing, Inc. (IMI) and InterSys, Inc. (INTSYS). In the opinion of management, the financial statements reflect all adjustments consisting only of normal recurring accruals necessary for a fair presentation of results for such periods. The financial statements, which are condensed and do not include all disclosures included in the annual financial statements, should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 1996. The results of operations for any interim period are not necessarily indicative of results for the full year.

Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

During the quarter ended March 31, 1997, the Company changed an accounting policy in order to be more conservation in the recognition of commission revenues earned by IMI. Specifically, effective January 1, 1997, the Company recorded commission revenues at the time orders are shipped; prior to January 1, 1997, the Company recognized commission revenues at the time the orders were received.

The effect of this change was to reduce revenue by approximately $440,000 and gross profit by approximately $220,000 for the nine months ended June 30, 1997, and to reduce revenue by approximately $340,000 and gross profit by approximately $170,000 for the three months ended June 30, 1997, as compared to the levels of revenue and gross profit that would have been recorded if the Company had continued to record commission revenues at the time of order receipt.

2.	Accounts Receivable

Accounts receivable at June 30, 1997 and September 30, 1996 consist of the following:

                                    <c.
                June 30, 1997    Sept. 30, 1996



Billed            $4,465,142        $2,766,042
Unbilled           3,499,390         2,083,844
Other                 21,730            24,200
Subtotal           7,986,262         4,874,086
Less: Reserve        -10,000                 0
Total             $7,976,262        $4,874,086

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

The Company has a line of credit agreement with a local bank for $2,000,000. Borrowing under the line of credit bears interest at the bank's lending rate plus one-quarter of one percentage point per annum. Any accrued interest is payable monthly. There were no amounts outstanding under the line at either June 30, 1997 or September 30, 1996.

4.  	Subsequent Event

On June 4, 1997, the Company's shareholders approved an increase in the Company's authorized shares from 2,000,000 to 10,000,000. In addition, the Company's shareholders approved a 3 for 1 stock split for shareholders of record as of July 1, 1997. As a result of the split, the Company had 2,859,138 shares issued and outstanding as of July 15, 1997.


Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operation

          COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1997
              TO THE NINE MONTHS ENDED JUNE 30, 1996

The components of the Company's income statement as a percentage of revenue are depicted in the following table for the nine months ended June 30, 1997 and June 30, 1996:

                              % of                    % of
                      1997   Revenue      1996       Revenue
                     (000's              (000's
                     omitted)            omitted)

Revenue              $14,176   100.0      $7,269      100.0

Expenses
 Cost of Revenue      11,304    79.7       5,355       73.7
 SG&A                  1,657    11.7       1,366       18.8
 Prod. Amortization      495     3.5         374        5.1
 Bad Debt Expense          -       -         120        1.7
 Other                    45      .3           -          -
 Income Taxes            245     1.7          21         .3

Total Expenses        13,746    97.0       7,236       99.5

Net Income          $    430     3.0     $    33         .5
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

The Company through its wholly owned subsidiary, Integral Marketing, Inc. (IMI), earns commissions by representing a number electronic product manufacturers in Maryland, Virginia and the District of Columbia. The Company classifies IMI revenues as commercial revenues.

During the nine months ended June 30, 1997, consolidated revenue increased by over 95% compared to the nine months ended June 30, 1996, climbing from $7.3 million to $14.2 million. Although the results of operations for an interim period are not necessairly indicative of the results for the entire year, management notes that. The Company's revenue total for the 1st nine months of fiscal year 1997, exceeds the $11.2 million revenue total posted for fiscal year 1996 in its entirety.

During the nine months ended June 30, 1997, the Company derived approximately 38% of its consolidated revenue from commercial opportunities compared to 47% of such revenue during the comparable period last fiscal year. Despite the decrease in the percentage of overall revenue accounted for by commercial revenues, commercial revenues actually increased in absolute dollar terms, rising from $3.4 million during the 1st nine months of fiscal year 1996 to $5.4 million during the 1st nine months of fiscal year 1997; an increase in excess of 57%.

Gross Margin

Although management believes that the distinctions between Government revenue and commercial revenue are important in understanding the financial dynamics of its business, management believes that it is also important to analyze the types of revenue the Company has earned.
Specifically, the Company essentially derives revenues from the following sources:

  Software licenses
  Engineering services
  Equipment and subcontract pass throughs
  IMI Commission revenues

Each of the above revenue types has different gross margin characteristics. Generally license revenues have the greatest gross margins, as the Company believes that this revenue type has virtually no marginal cost associated with it. By contrast, equipment and subcontract pass throughs have the least gross margin rates associated with them, as the Company generally does not mark these items up by more than 15%.

Service margins for the Company typically range between 20% and 30% of revenue, but can be less depending on specific contract pricing and/or contract overruns. Margins for IMI vary considerably depending on sales volume achieved.

Although in many instances margins on given contracts are bundled together as part of an overall price and are therefore subject to estimated allocation, the Company believes that the table below fairly and accurately portrays the Company's revenue and gross margin results for the nine months ended June 30, 1997 and June 30, 1996.

                         1997                         1996
               Revenue  Margin    % Margin  Revenue  Margin  % Margin
               (000's    (000's              (000's  (000's
               omitted) omitted)            omitted) omitted)

Licenses        $ 997    $  997     100.0    $  523   $  523    100.0
Services        7,233     1,327      18.3     5,605    1,253     22.4
Equip. &
Subcontracts    5,538       416       7.5       789       59      7.5
IMI               408       132      32.4       352       78     22.2

Totals         $14,176   $2,872      20.3    $7,269   $1,913     26.3

Overall, the Company experienced a decrease in gross margin percentage between the periods being compared, falling from 26.3% to 20.3%. The reasons for the decrease are essentially twofold. First, over 39% of the Company's fiscal year 1997 revenues were derived from low margin equipment and subcontract pass throughs, compared to less than 11% of such revenues last fiscal year. Most of the increase is attributable to a material Government contract the Company received during the 2nd half of fiscal year 1996 (i.e., the IPACS Contract with the National Oceanic and Atmospheric Administration [NOAA], a copy of which was filed as an exhibit to the Company's 1996 Annual Report on Form 10-KSB). In fact over 2/3 of the Company's equipment and subcontract pass through revenue for fiscal year 1997 was derived from this one contract alone.

Furthermore, on the Company's commercial side of the business, service margins were lower than the prior fiscal year due to operating losses on two relatively new contracts. The Company considers such losses to be in effect "loss leaders", as both contracts were priced to gain entrance to certain markets, which the Company believes it has since effectively achieved. In particular, the Company believes that were it not for work performed under the loss contracts referred to above, its current material contract with Skynet (formerly issued by AT&T Corporation) as well as its recent multiple sales of its Low Earth Orbiter Terminal (LEO-T) may not have been awarded.

In addition to the above, margins in the Company's IMI operation were negatively impacted due to an accounting policy change implemented during the second quarter of fiscal year 1997, (see Note 1 of the Notes to Financial Statements herein). Specifically, the Company now recognizes IMI revenue at the time that orders are shipped rather than at the time orders are received. This change adversely affected IMI commission revenue by approximately $440,000 and gross margin by approximately $220,000 for the nine months ended June 30, 1997 when compared with the amounts that IMI would have recognized if it had continued to record commission revenues at the time of order receipt.

Operating Expenses

SG&A increased by approximately $290,000 between the periods compared as the Company continues to build an operating infrastructure to support its commercial business. Bid and proposal expenses for the Company's Government operation were also significantly higher in the current period compared to last fiscal year As a percentage of revenue, however, SG&A accounted for only 11.7% of revenue in the current period compared to 18.8% last fiscal year.

Product amortization increased by approximately $120,000 between the current period and the comparable period in fiscal year 1996, reflecting the Company's expanding software development amortization base. Product amortization now only pertains to the Company's EPOCH and OASYS products as amortization for all other products was fully recognized in fiscal year 1996.

Fiscal year 1996 expenses included a $120,000 provision for bad debt expense which did not recur in fiscal year 1997.

General

During the nine months ended June 30, 1997, the Company recorded its highest revenue total in its history for any nine month period.
Although the results of operations for an interim period are not necessairly indicative of the results for the entire year, management notes that.
Net income for the first nine months of fiscal year 1997 was greater than the net income posted for fiscal year 1996 in its entirety, ($430,000 vs. $323,000)


                COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997
                     TO THE THREE MONTHS ENDED JUNE 30, 1996

The components of the Company's income statement as a percentage of revenue are depicted in the following table for the three months ended June 30, 1997 and June 30, 1996:

                                  % of                    % of
                      1997       Revenue      1996       Revenue
                 (000's omitted)         (000's omitted)

Revenue              $4,908       100.0       $2,336      100.0

Expenses
  Cost of  Revenue    3,789        77.2        1,909       81.7
  SG&A                  716        14.6          468       20.0
  Prod. Amortization    165         3.4          120        5.1
  Bad Debt Expense        -           -          120        5.1
  Other                  11          .2          -15        -.6
  Income Taxes           80         1.6         -103       -4.4

Total Expenses        4,761        97.0        2,499      107.0

Net Income           $  147         3.0       $ -163       -7.0

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

The Company through its wholly owned subsidiary, Integral Marketing, Inc. (IMI), earns commissions by representing a number electronic product manufacturers in Maryland, Virginia and the District of Columbia. The Company classifies IMI revenues as commercial revenues.

During the three months ended June 30, 1997, consolidated revenue increased by over 110% compared to the three months ended June 30, 1996, climbing from $2.3 million to $4.9 million. In fact the 3rd quarter revenue total posted for fiscal year 1997 is the highest such figure in the Company's history.

During the three months ended June 30, 1997, the Company derived approximately 40% of its consolidated revenue from commercial opportunities compared to 49% of such revenue during the comparable period last fiscal year. Despite the decrease, in the percentage of overall revenue accounted for by commerical revenues, commercial revenues actually increased in absolute dollar terms, rising from $1.1 million during the 3rd quarter of fiscal year 1996 to $2.0 million during the 3rd quarter of fiscal year 1997, an increase in excess of 70%.


Gross Margin

Although management believes that the distinctions between Government revenue and commercial revenue are important in understanding the financial dynamics of its business, management beleives that it is also important to analyze the types of revenue the Company has earned. Specifically, the Company essentially derives revenues from the following sources:

  Software licenses
  Engineering services
  Equipment and subcontract pass throughs
  IMI Commission revenues

Each of the above revenue types has different gross margin characteristics. Generally license revenues have the greatest gross margins, as the Company believes that this revenue type has virtually no marginal cost associated with it. By contrast, equipment and subcontract pass throughs have the least gross margin rates associated with them, as the Company generally does not mark these items up by more than 15%.

Service margins for the Company typically range between 20% and 30% of revenue, but can be less depending on specific contract pricing and/or contract overruns. Margins for IMI vary considerably depending on sales volume achieved.

Although in many instances, margins on given contracts are bundled together as part of an overall price and are therefore subject to estimated allocation, the Company believes that the table below fairly and accurately portrays the Company's revenue and gross margin results for the three months ended June 30, 1997 and June 30, 1996.


                            1997                      1996
                  Revenue   Margin % Margin Revenue  Margin % Margin
                  (000's   (000's            (000's  (000's
                 omitted) omitted)          omitted) omitted

Licenses         $  457  $  457     100.0     $  18   $ 18  100.0
Services          2,677     464      17.3     1,830    352   19.2
Equip. &
  Subcontracts    1,585      125      7.9       372     28    7.5
IMI                 189       72     38.1       116     29   25.0

Totals           $4,908   $1,118     22.8    $2,336 $  427   18.3


The Company's gross margin percentage increased from 18.3% in the 3rd quarter of fiscal year 1996 to 22.8% in the 3rd quarter of fiscal year 1997. As shown in the table, margins for the 3rd quarter of fiscal year 1996 were impacted due to the relatively low amount of high margin license revenue.

On the other hand, gross margins for the 3rd quarter of fiscal year 1997 were adversely affected by the large percentage of low margin equipment and subcontract revenue in the revenue mix. Specifically in excess of 32% of the Company's current period revenues were derived from equipment and subcontractor pass throughs compared to less than 16% of such revenue during the 3rd quarter of fiscal year 1996. Most of the increase is attributable to a material Government contract the Company received during the secon half of fiscal year 1996 (i.e., the IPACS Contract with the National Oceanic and Atmospheric Administration [NOAA], a copy of which was filed as an exhibit to the Company's 1996 Annual Report on Form 10-KSB). In fact over 2/3 of the Company's equipment and subcontract pass through revenue for the 3rd quarter of fiscal year 1997 was derived from this one contract alone.

On the Company's commercial side of the business, service margins during the third quarter were lower than in the same period during the prior fiscal year due to downward profit estimates on certain long term contracts.

In addition to the above, margins in the Company's IMI operation were negatively impacted due to an accounting policy change implemented during the second quarter of fiscal year 1997, (see Note 1 of the Notes to Financial Statements herein). Specifically, the Company now recognizes IMI revenue at the time that orders are shipped rather than at the time orders are received. This change adversely affected IMI commission revenue by approximately $340,000 and gross margin by approximately $170,000 for the three months ended June 30, 1997 when compared with the amounts that IMI would have recognized if it had continued to record commission revenues at the time of order receipt.

Operating Expenses

SG&A increased by approximately $250,000 between the periods compared as the Company continues to build an operating infrastructure to support its commercial business. Bid and proposal expenses for the Company's Government operation were also significantly higher in the current period compared to last fiscal year. As a percentage of revenue, however, SG&A accounted for only 14.6% of revenue in the current period compared to 20.0% in the comparable period of last fiscal year.

Product amortization increased by approximately $45,000 between the current quarter and the 3rd quarter in fiscal year 1996, reflecting the Company's expanding software development amortization base. Product amortization now only pertains to the Company's EPOCH and OASYS products as amortization for all other products was fully recognized in fiscal year 1996.

Fiscal year 1996 expenses included a $120,000 provision for bad debt expense which did not recur in fiscal year 1997.

General

During the three months ended June 30, 1997, the Company recorded its highest revenue total for any fiscal quarter in its history. From a profitability standpoint, the Company was able to avoid certain non-recurring expenses from the third quarter last fiscal year and to remain profitable in the current period, despite the Company's relatively high expenditures for SG&A.

                Liquidity and Capital Resources

The Company has been profitable on an annual basis since inception and has been able to generate adequate cash flow from operations to fund its operating and capital expenses. To supplement operating cash flows, the Company has access to a line of credit facility in the amount of $2.0 million which was unused at June 30, 1997. (See Note 3 of the Notes to Financial Statements).

During the 1st nine months of fiscal year 1997, the Company generated approximately $290,000 of cash from operating activities and used approximately $1,150,000 for investing activities, including approximately $605,000 for newly capitalized software development costs.

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

a.  Exhibits

   	None

b.  Reports on Form 8-K

    A Form 8-K was filed on July 1, 1997 announcing the consummation of a 3-for-1 stock split to all shareholders of record as of that date.



                            SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               		INTEGRAL SYSTEMS, INC.
                                      (Registrant)



Date:		August 14, 1997                By:       /s/
                                          Thomas L. Gough
                                          President & Chief Operating
                                          Officer




Date:		August 14, 1997                By:       /s/
                                          Elaine M. Parfitt
                                          Vice President & Chief
                                          Financial Officer