Form 10KSB
period 1997-09-30
INTEGRAL SYSTEMS INC /MD/
filed 1997-12-31
CIK 718130

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-KSB

    (Mark One)
      X  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 {Fee Required}

           For the fiscal year ended September 30, 1997

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form10-KSB. [X]

For the year ended September 30, 1997, the Registrant's revenues were $20,058,984.

As of September 30, 1997, the aggregate market value of the Common Stock of the Registrant (based upon the average bid and ask prices of the Common Stock as reported by the market makers) held by non-affiliates of the Registrant was $24,340,302.

As of November 30, 1997, 2,868,952 shares of the Common Stock of the Registrant were outstanding.

PART 1

Item 1.  Business

General

Integral Systems, Inc. (hereinafter referred to as "ISI" or the "Company") was incorporated in the state of Maryland in 1982. ISI is a leading provider of satellite ground systems for satellite command and control, orbit analysis, data processing, simulation, and flight software validation. EPOCH 2000, the Company's flagship product line for satellite control, offers satellite operators a low-cost, highly-adaptable system that can be used to operate satellites from any manufacturer, without changing the software. The Company believes that EPOCH 2000 was the first "Commercial Off The Shelf" (COTS) product of its type and that it continues to be the only product with proven operational capabilities over a wide range of satellite missions.

Customers for satellite ground systems include US Government organizations such as National Aeronautics and Space Administration (NASA), the National Oceanic and Atmospheric Administration (NOAA), and the US Air Force, as well as commercial satellite operators, both domestic and foreign. ISI supports satellite missions for scientific research, remote sensing, meteorology, and communications applications. In addition, the Company offers ground system products explicitly for real-time environmental monitoring via satellite.

The Company has one active wholly owned subsidiary, Integral Marketing, Inc.
(IMI). IMI specializes in the sale and marketing of electronic equipment primarily for the telemetry, data acquisition and test communities.


                        Satellite Ground Systems

The Company offers off-the-shelf products as well as custom development services and has delivered ground systems for over 90 different satellite missions. The customers for the Company's products include government and commercial satellite operators, spacecraft manufacturers, and systems integrators. Typical sales involve a combination of off-the-shelf software and hardware products together with development services for mission specific requirements and system integration. The Company has the capability to deliver turnkey systems which include antenna, RF and baseband equipment as well as computer hardware and application software.

The Company's flagship commercial product is the EPOCH 2000 software which includes real-time command and control functions as well as off-line orbit analysis and mission planning functions (i.e. ISI's OASYS product). This product has gained international recognition and is currently used as a solution on a number of Government and commercial satellite programs. EPOCH 2000 components and turnkey systems (software and hardware) have been sold to a number of customers, including ChinaSat in the Peoples Republic of China, Shinawatra Satellite Public Co. in Thailand, the National Space Program Office in Taiwan (ROCSAT), EOSAT, Earthwatch, the Johns Hopkins University Applied Physics Laboratory, the Jet Propulsion Laboratory, Loral Skynet, GE Americom, TRW, Lockheed-Martin, Hughes, Boeing, Orbital Sciences Corporation, NASA, NOAA, the US Air Force, and the US Navy.

ISI has ongoing systems engineering work under contract to NASA at the Goddard Space Flight Center. This work is in support of NASA's science satellites and includes development projects for telemetry and command systems and simulation as well as software verification and validation. The Company developed the first workstation-based satellite command and control system for NASA Goddard and has supported over a dozen different NASA space missions.

For NOAA, ISI builds command and control systems as well as payload and image data processing systems for meteorological satellites. The Company has had extensive involvement in both the TIROS and GOES satellite programs.

The Company also has a major contract with NOAA to provide the command and control system for the Air Force's DMSP (Defense Meteorological) satellite fleet. ISI has built several generations of the DMSP hardware-in-the-loop simulator and provided the satellite manufacturer with a workstation-based flight software test facility. The Company provides the Air Force with ongoing services for independent verification and validation of the DMSP flight software using this simulator.

ISI also provides a product, called the DOMSAT Receive Station (DRS), which facilitates the collection, storage, and analysis of environmental data. The DRS is a PC-based system which includes an antenna, receiver, and processing software which allows customers to take advantage of the complete NOAA GOES Data Collection System. The Company has sold over 60 DRS systems to customers including the Army Corps of Engineers, the US Geological Survey, and a variety of state and local governments. The applications include meteorology, water control, and pollution monitoring, as well as research in geomagnetism and hydrology.


                    Integral Marketing, Inc.

Through its wholly-owned subsidiary, Integral Marketing, Inc. (IMI), the Company acts as a manufacturer's representative, selling electronic test instrumentation and equipment to customers in Maryland, D.C., and Virginia. IMI currently represents 18 manufacturers.

Contract Revenue

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

The percentage of revenues derived by the Company under these different types of contracts for the fiscal years ended September 30, 1997 and 1996 is as follows:


                                              Fiscal Year
                Contract Type              1997          1996

                Cost Plus                   51%           39%
                Fixed Price                 46%           56%
                Time and Materials           3%            5%

During fiscal year 1997 approximately 46% of ISI's revenue was performed under fixed-price contracts and subcontracts. Under those contracts, an unanticipated increase in the Company's cost or expenses may reduce or eliminate the profitability of those contracts, thereby adversely affecting the Company's financial performance.

The Company sells its products and services to both the Federal Government and to commercial and international organizations, including governmental organizations. The Company defines commercial revenues as any business that includes as all or part of the sale, any of its COTS software products. Government contract revenues arise from the sale of services and products other than the Company's COTS products to Federal Government agencies.

The Company's revenues for fiscal years 1997 and 1996 were generated from the following sources:


                                         Fiscal Year
                     Customer          1997       1996

                     Commercial         43%        49%
                        NOAA            41%        22%
                 Air Force and Other     7%        17%
                        NASA             9%        12%


Commercial Contracts

Revenues from commercial contracts increased by approximately 55% between fiscal year 1996 and fiscal year 1997, increasing from $5.5 million to $8.6 million. Despite this increase, commercial revenue as a percentage of total revenue decreased from 49% to 43% between fiscal year 1996 and fiscal year 1997.

The vast majority of the Company's commercial contracts are fixed price in nature.

The Company expects that 32% of revenue for the current fiscal year (fiscal year 1998) will be derived from five major commercial contracts. It is estimated that the largest single contract will represent approximately 9% of the Company's revenue and the smallest approximately 4%. The loss of any one of these contracts could significantly affect the Company's performance. Similarly, the expiration of any major contract could significantly affect the Company's performance if not renewed or replaced by contracts of similar value.

Government Contracts

Company revenues from US Government contracts are derived from a combination of contracts with the US Government and subcontracts with other companies that have prime contracts with the US Government. The percentage of revenues received by the Company from prime contracts and subcontracts with the Government for fiscal years 1997 and 1996 are as follows:


                                         Fiscal Year

                 Contract Source       1997        1996

                 Prime Contract         79%         59%
                 Subcontract            21%         41%

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

The Company expects that 38% of revenue for the current fiscal year (fiscal year 1998) will be derived from four major US Government contracts and subcontracts. It is estimated that the largest single contract will represent approximately 24% of the Company's revenue and the smallest approximately 3%. The loss or termination of any one of these contracts due to funding cuts or contract termination could significantly affect the Company's performance. Similarly, the expiration of any major contract could significantly affect the Company's performance if not renewed or replaced by contracts of similar value. In addition, since a significant portion of revenue for the current fiscal year is derived from subcontracts, loss of those subcontracts due to termination of the subcontract or of the direct prime contract could also affect the Company's performance.

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


Employees

As of December 8, 1997, the Company employed 122 full time employees, 98 of whom are considered professionals in engineering related disciplines. Of the engineering professionals, 97% have undergraduate degrees in a scientific discipline, and 35% of those have advanced degrees in a scientific discipline. Approximately 84% of the engineering staff have at least seven years experience, and 14% have three to eight years experience. Approximately 18% of the engineering staff specialize in digital hardware development, although many of these individuals have analytic and software development expertise as well. The remaining 82% of the engineering staff are analysts and software developers.

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


Backlog

The Company's estimated backlog as of September 30, 1997 and September 30, 1996 is as follows:


                               September 30,          September 30,
                                  1997                   1996

      Outstanding Commitments   $14,010,477            $18,162,147
          General Commitments    12,490,050              9,489,563
                        Total   $26,500,527            $27,651,710




Under outstanding commitments, the Company agrees to provide specific services, frequently over an extended period of time, with continued performance of those services contingent upon the customer's year-to-year decision to fund the contract. General commitments consist of contract options and sole source business that management believes likely to be exercised or awarded in connection with existing contracts. Contract options are the Company's contractual agreement to perform specifically defined services only in the event the customer thereafter requests the Company to do so. Sole source business refers to contract work which the Company reasonable expects to be awarded based on its unique expertise in a specific area or because it has previously done all such work in that area for the customer or prime contractor who will award the contract. The Company estimates that 77% of backlog as of September 30, 1997 will be completed during fiscal year 1998. Estimated backlog includes contract options through September 30, 2002, including general commitments.


Competition

The Company principally obtains contracts and subcontracts through competitive procurements offered by the US Government or commercial enterprises. ISI competes with numerous companies having similar capabilities, some of which are larger and have considerably greater financial resources. In addition, many smaller companies have specialized capabilities in similar areas.

Because of its size, ISI often joins with a larger company in pursuing major procurements. It is not unusual for ISI to compete with a company for a contract while simultaneously joining with the same company in pursuit of another contract. The Company has entered into such joint bidding relations with Lockheed-Martin, Space Systems/Loral Corporation; Computer Sciences Corporation, Allied-Signal, Boeing Corporation, and Hughes Electronics.

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


Research and Development

The Company is continually engaged in research and development activities both to improve its existing EPOCH and OASYS software products as well as to probe additional product areas for the future growth and development of the Company. Currently, the Company is focusing its research and development efforts primarily on developing and improving the user interface systems for its COTS software products. In fiscal years 1997 and 1996, total capitalized software development costs were $816,730 and $431,773 respectively.

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

In November, 1997, ISI increased its line of credit agreement with Nations Bank from $2,000,000 to $3,000,000. Borrowings under the line of credit bear interest at the Eurodollar Rate plus 1.90 percent per annum. Any accrued
interest is payable monthly.   At September 30, 1997 the Company had $500,000
outstanding under the line of credit.

See Footnote Number 5 of the notes to the Financial Statements for further information regarding these matters.

Financial Information in Industry Segments

During the year ended September 30, 1997, the Company's operations included two reportable segments: Satellite ground systems and Electronic test instrumentation and equipment marketing.

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

See Footnote Number 13 of the notes to the Financial Statements for financial information regarding these segments.

Item 2.	 Properties

In March, 1994, ISI renegotiated its lease for office space at its principal location at 5000 Philadelphia Way, Suite A, Lanham, Maryland 20706-4417 for an additional five years. The annual lease cost for this 25,600 square feet of space is approximately $226,000 excluding operating expenses.

During fiscal year 1997 the Company contracted for an additional 17,638 square feet of space at 4200 Forbes Blvd. Lanham, Maryland 20706. This second lease expires in April, 1999 and has an annual lease cost excluding operating expenses of approximately $148,000.

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

The Company sued Integrators, and its principal owner, Bernadette L. Mares (together with Integrators, the "Defendants"), for breach of contract, and is seeking to recover $232,708, the amount owed under the Company's subcontract with Integrators, plus interest and costs.

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

In October 1996, the Company filed an answer to the Defendants' counterclaims. In December 1996, the Company filed a motion for summary judgment with respect to its claims, which was denied in March 1997. Discovery has been completed in the case, but a trial date has not yet been set. The Company believes the trial will occur during calendar year 1998.

Although the Company has fully reserved the receivable it believes is due under its contract with Integrators, it continues to pursue vigorously all legal remedies available to it with respect to this matter.


Item 4.	Submission of Matters to a Vote of Security Holders

On June 4, 1997, Integral Systems held their annual shareholders meeting. A Board of Directors was elected, and is made up of the following individuals:
Steven R. Chamberlain, Robert P. Sadler, Bonnie K. Wachtel, Thomas L. Gough, Dominic A. Laiti, and R. Doss McComas.

In addition, the shareholders approved an increase to the Company's authorized shares from 2.0 million to 10.0 million and also authorized a three for one stock split which became effective in July, 1997.

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder's
Matters

Effective May, 1990, Integral Systems' over-the-counter stock began trading on NASDAQ. The Company's NASDAQ trading symbol is ISYS. The range of high and low transaction prices as reported by NASDAQ and the market makers for each quarterly period during the fiscal years ended September 30, 1997 and 1996, are shown below (as adjusted for the stock split which occurred in July, 1997):

          1997 Fiscal Year             High            Low

          First Quarter                10 5/16         6 1/2
          Second Quarter               10 3/16         7 5/16
          Third Quarter                11 3/16         7 3/16
          Fourth Quarter               12              9

         1996 Fiscal Year              High            Low

         First Quarter                 9 7/16          7 5/16
         Second Quarter                9               6 5/16
         Third Quarter                 9 13/16         7 3/16
         Fourth Quarter                9 1/2           6 13/16

As of September 30, 1997, there were approximately 495 holders of record of the Company's Common Stock.

No cash dividends have been paid during the Company's existence, and none are expected to be declared during the forthcoming 1998 fiscal year.

Item 6.	Management's Discussion And Analysis Of Financial Condition And
Results Of Operations



                       COMPARISON OF FISCAL YEAR 1997
                             TO FISCAL YEAR 1996

The components of the Company's income statement as a percentage of revenue are depicted in the following table for fiscal years 1997 and 1996. Certain classifications and presentations from fiscal year 1996 have been changed to be consistent with fiscal year 1997 formats.

                                             % of                        % of
                              1997         Revenue          1996       Revenue
                         (000's omitted)              (000's omitted)

Revenue                      $20,059        100.0          $11,217      100.0

Expenses
  Cost of Revenue            16,020          79.9           8,217        73.2
  Selling, General & Admin.   2,303          11.5           1,758        15.7
  Bad Debt Expense                -             -             233         2.1
  Prod. Amortization            660           3.3             509         4.5
  Other                          64            .3              -2           -
  Income Taxes                  383           1.9             179         1.6

Total Expenses               19,430          96.9          10,894        97.1

Net income                $     629           3.1       $     323         2.9

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

During fiscal year 1997, consolidated revenue increased by almost 80% compared to fiscal year 1996, climbing from $11.2 million to $20.1 million. During fiscal year 1997, the Company derived approximately 43% of its consolidated revenue from commercial opportunities compared to 49% of such revenue last fiscal year. Although the percentage of overall revenue accounted for by commercial revenues declined, commercial revenues actually increased in absolute dollar terms, rising from $5.5 million in fiscal year 1996 to $8.6 million in fiscal year 1997, an increase of approximately 55%.

Gross Margin

Although management believes that the distinctions between Government revenue and commercial revenue are important in understanding the financial dynamics of its business, management believes that it is also important to analyze the types of revenue the Company has earned. Specifically, the Company essentially derives revenues from the following sources:

- Software licenses
- Engineering services
- Equipment and subcontract pass throughs
- IMI commission revenues

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

Although in many instances margins on given contracts are bundled together as part of an overall price and are therefore subject to estimated allocation, the Company believes that the table below fairly and accurately portrays the Company's revenue and gross margin results for fiscal years 1997 and 1996.


                              1997                            1996
                  Revenue    Margin   % Margin   Revenue     Margin   % Margin
                   (000's omitted)                 (000's omitted)

Licenses            $ 1,411    $ 1,411    100.0    $  728      $ 728     100.0
Services              9,824      1,838     18.7     8,106      1,953      24.1
Equip. & Subcontracts 8,286        619      7.5     1,721        138       8.0
IMI                     538        171     31.8       662        181      27.3

Totals              $20,059     $4,039     20.1   $11,217     $3,000      26.7


Overall, the Company experienced a decrease in gross margin percentage between the periods being compared, falling from 26.7% to 20.1%. The reasons for the decrease are essentially twofold. First, over 41% of the Company's fiscal year 1997 revenues were derived from low margin equipment and subcontract pass throughs, compared to approximately 15% of such revenues last fiscal year. Most of the increase is attributable to a material Government contract the Company received during the 2nd half of fiscal year 1996 (i.e., the IPACS Contract with the National Oceanic and Atmospheric Administration [NOAA], a copy of which was filed as an exhibit to the Company's 1996 Annual Report on Form 10-KSB). In fact over 55% of the Company's equipment and subcontract pass through revenue for fiscal year 1997 was derived from this one contract alone.

Furthermore, on the Company's commercial side of the business, service margins were lower than the prior fiscal year due to operating losses on two relatively new contracts. The Company considers such losses to be in effect "loss leaders", as both contracts were priced to gain entrance to certain markets, which the Company believes it has since effectively achieved. In particular, the Company believes that were it not for work performed under the contracts referred to above, its current contract with Skynet (originally issued by AT&T Corporation) as well as its recent multiple sales of its Low Earth Orbiter Terminal (LEO-T) may not have been awarded.

In addition to the above, margins in the Company's IMI operation were negatively impacted due to an accounting policy change implemented during the second quarter of fiscal year 1997, (see Note 1 of the Notes to Financial Statements herein). Specifically, the Company now recognizes IMI revenue at the time that orders are shipped rather than at the time orders are received. The Company does not consider the effect of the change to be material to its financial statements.

Operating Expenses

SG&A increased by approximately $545,000 between the periods compared as the Company continues to build an operating infrastructure to support its commercial business. Bid and proposal expenses for the Company's Government operation were also significantly higher in the current period compared to last fiscal year. As a percentage of revenue, however, SG&A accounted for only 11.5% of revenue in the current period compared to 15.7% last fiscal year.

Product amortization increased by approximately $150,000 between fiscal year 1997 and fiscal year 1996, reflecting the Company's expanding software development amortization base. Product amortization now only pertains to the Company's EPOCH and OASYS products as amortization for all other products was fully recognized in fiscal year 1996.

Fiscal year 1996 expenses included a $233,000 provision for bad debt expense which did not recur in fiscal year 1997.


Outlook

Overall, net income as a percentage of revenue was 3.1% in fiscal year 1997 compared to 2.9% in fiscal year 1996, although 1996 net income would have been approximately $150,000 greater (i.e. 1.3% of revenue more) were it not for the bad debt expense described above. The Company's fourth quarter of fiscal year 1997 included its highest ever quarterly revenue total ($5.9 million) with a net income of $199,000 or $.07 per share. Because of its fourth quarter performance, its current and significant backlog, its outstanding proposal pipeline and contracts believed to be imminent, the Company believes that results for fiscal year 1998 will exceed those recorded in fiscal year 1997 for both revenue and profitability.

Liquidity and Capital Resources

The Company has been profitable on an annual basis since inception and has been able to generate adequate cash flow from operations to fund its operating and capital expenses. To supplement operating cash flows, the Company has access to a line of credit facility in the amount of $3.0 million which had an outstanding balance of $500,000 at September 30, 1997. (See Note 5 of the Notes to Financial Statements). During fiscal year 1997, the Company generated approximately $650,000 from operating activities and used $1,540,000 for investing activities, including approximately $817,000 for newly capitalized software development costs.

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

In terms of capital purchases, historically the Company has funded such items through operating cash flow or capital lease. Currently, the Company is negotiating a lease line of credit facility with a subsidiary of its principal bank in the amount of $1.0 million to fund capital equipment purchases, including the sale leaseback of $500,000 of equipment purchased in late fiscal year 1997.

With respect to software development the Company plans to continue to invest in the continued development and improvement of its principal software products, EPOCH and OASYS at amounts approximately commensurate with fiscal year 1997 spending levels.

Inflation

Although management believes that inflation has not had a material effect on the results of operations during the past several fiscal years, there can be no assurance that the Company's results of operations in the future will not be affected by inflation in the future.

Forward-Looking Statements

Certain of the statements contained in this section, including those under the headings "Outlook" and "Liquidity and Capital Resources" are forward-looking. In addition from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. While the Company believes that these statements are and will be accurate, a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's statements. The Company's business is dependent upon general economic conditions and upon various conditions specific to its industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may effect the Company's business include the following:

- The presence of competitors with greater financial resources and their strategic response to the Company's new services.
- The potential obsolescence of the Company's services due to the introduction of new technologies.
- The response of customers to the Company's marketing strategies and services.
-  Activity levels in the Company's core markets.


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
Compliance with Section 16(a) of the Exchange Act.

Name                       Position with the Company

Steven R. Chamberlain      Chairman of the Board and
                           Chief Executive Officer
Thomas L. Gough            President, Chief Operating Officer,
                           and Director
Robert P. Sadler           Vice President, Quality Control, Secretary,
                           Treasurer, and Director
Steven K. Kowal            Vice President, Engineering Manufacturing
Steven A. Carchedi         Vice President of Commercial Systems
Donald F. Mack, Jr.        Vice President of Engineering
William I. Tittley         Vice President, Asia Pacific Operations
Elaine M. Parfitt          Vice President and Chief Financial Officer
Patrick R. Woods           Vice President of NOAA Programs
Bonnie K. Wachtel          Outside Director
Dominic A. Laiti           Outside Director
R. Doss McComas            Outside Director

Directors serve until the next annual meeting of stockholders or until successors have been duly elected and qualified. Officers of the Company serve at the discretion of the Board of Directors.

Steven R. Chamberlain, 42, a Company founder, has been Chairman of the Board since June, 1992, President since May, 1988, and a Director since 1982. He served as Vice President from 1982 until he became President. From 1978 to 1982, Mr. Chamberlain was employed by OAO Corporation where he progressed from Systems Analyst to Manager of the Offutt Air Force Base field support office. Mr. Chamberlain holds a B.S. degree in Physics from Memphis State University and has done graduate work in Physics and Mathematics at Memphis State and the University of Maryland. Mr. Chamberlain is married to Kimberly A. Chamberlain who was the Company's Vice President and Chief Financial Officer until her resignation in February, 1997.

Thomas L. Gough, 49, became a member of ISI's staff in January, 1984. In March of 1996, he was elected to the Board of Directors of ISI having served as President and Chief Operating Officer since June, 1992. For three years before being named President, he served as Vice President and Chief Financial Officer. Prior to joining ISI, he was employed by Business and Technological Systems, Inc. serving initially as a Project Leader and later as the Software Systems Division Manager. From 1972 to 1977, he was employed by Computer Sciences Corporation where he progressed from Programmer Analyst to Section Manager. Mr. Gough earned a B.S. degree from the University of Maryland where he majored in Information Systems Management in the School of Business and Public Administration.

Robert P. Sadler, 47, a Company founder, has been a Director, Secretary, and Treasurer since 1982. In May, 1988, he was appointed Vice President of Administration; in June, 1992, he was appointed Vice President, Quality Control. From 1976 to 1982, Mr. Sadler was employed by OAO Corporation where he progressed from Computer Analyst to Project Manager. Mr. Sadler obtained a B.S. in Mathematics and a B.S. in Computer Sciences from Pennsylvania State University, and a M.S. in Management of Information Systems Technology from George Washington University.

Steven K. Kowal, 44, a Company founder, has been with ISI since 1982. In May, 1988, he was appointed Vice President of Engineering Manufacturing. Mr. Kowal is the Chairman of the Board of Integral Marketing, Inc., a wholly-owned subsidiary of ISI. From 1979 to 1982, Mr. Kowal was employed by OAO Corporation where he was a Manager of Hardware Development on several of OAO's major systems. Mr. Kowal holds a B.S. degree in Electrical Engineering from the University of Delaware.

Steven A. Carchedi, 45, joined the Company in 1991, and is Vice President of Commercial Systems. Before joining ISI as a full-time employee in 1991, Mr. Carchedi worked with the Company for two years as an independent business development consultant. Previously, he worked for Computational Engineering, Inc. where he held positions as a Mathematician, Program Manager, Corporate Director, and Vice President of Business Development. Mr. Carchedi holds a B.S. degree in Mathematics from Wake Forest University and a M.A. degree in Mathematics from the University of Maryland.

Donald F. Mack, Jr., 44, joined the Company in 1986. In July, 1989, he was appointed Vice President of Engineering. He is currently developing new business areas for the Company. From 1979 to 1986, Mr. Mack was employed by General Electric Corporation's Space Systems Division where he progressed from Design Engineer to Senior Project Supervisor for systems development. Mr. Mack holds a B.S. degree in Electrical Engineering from Northeastern University, and a M.S. degree in Electrical Engineering from Johns Hopkins University.

William I. Tittley, 54, joined the Company in 1992, performing as Project Manager on the first EPOCH 2000 sale to the Chinese Government. In March, 1995, Mr. Tittley was made Vice President, Asia Pacific Operations, to oversee the Company's operations and business development in that region. Formerly, Mr. Tittley was with OAO Corporation (from 1977 through 1992), where he performed duties as Director of Space Systems Programs in charge of the technical and financial direction of aerospace programs. Mr. Tittley holds a B.S. equivalent in Aerospace Vehicle Design from the Academy of Aeronautics (State University of New York), and has graduate studies in Astronomy from the University of Maryland, and Engineering from the California Coast University.

Elaine M. Parfitt, 34, joined the Company in 1983. She served as Staff Accountant/Personnel Administrator until January, 1995, when she was promoted to Controller/Director of Accounting. In March, 1997, Ms. Parfitt was appointed Vice President and Chief Financial Officer. She holds a B.S. degree in Accounting from the University of Maryland.

Patrick R. Woods, 42, joined the Company in 1995, and is the Vice President of NOAA Programs. From 1994 to 1995, he worked for Space Systems/Loral (SS/L), and from 1985 to 1994, he worked for the Lockheed Martin Corporation (formerly Loral Aerospace). Mr. Woods served as the Director of Mission Operations for both SS/L and the AeroSys Division of Loral Aerospace. While at Loral Aerospace, Mr. Woods received the NASA Public Service Group Achievement Award from NASA Administrator Admiral Richard Truly for his management of the Hubble Space Telescope control center development and launch support. Mr. Woods hold a B.S. in Public Administration and a M.P.A. in Public Management from Indiana University.

Bonnie K. Wachtel, 42, has served as an outside Director since May, 1988. Since 1984, she has been Vice President, General Counsel, and a Director of Wachtel & Co., Inc., an investment banking firm in Washington, DC. Ms. Wachtel serves as a Director of several corporations, including VSE Corporation and Information Analysis, Inc. She holds a B.A. and M.B.A. from the University of Chicago, and a J.D. from the University of Virginia, and is a Certified Financial Analyst.

Dominic A. Laiti, 66, was elected Director of the Company in July, 1995. Mr. Laiti is presently employed as an independent consultant and was President and Director of Globalink, Inc. from, January, 1990 to December, 1994. He has over 26 years of experience in starting, building, and managing high-technology private and public companies with annual revenues from 2 million to over 120 million dollars. Mr. Laiti was President of Hadron, Inc. from 1979 to 1989; Vice President of Xonics, Inc. from 1972 to 1979; and Vice President of KMS Industries from 1968 to 1972. He is a former Director of United Press International, Saturn Chemicals Company, Hadron, Inc., Telecommunications Industries, Inc., MAXXAM Technology, Inc., and Jupiter Technology, Inc.

R. Doss McComas, 43, joined the Board in July, 1995. Since 1982, he has held various positions with COMSAT RSI, a business unit of COMSAT, supplying products and services to the wireless, satellite, air traffic control, and other specialized markets worldwide. These positions included, General Counsel, Vice President of Acquisitions, Strategic Planning and International Marketing, as well as Group Vice President responsible for the COMSAT's international operations. Currently, Mr. McComas is Chairman and Chief Executive Officer of Plexsys International, a COMSAT RSI equity investment. He holds a B.A. degree from Virginia Polytechnic Institute; a M.B.A. from Mt. Saint Mary's; and a J.D. from Gonzaga University.

Item 10.	Executive Compensation

a.	Summary Compensation Table

The following table sets forth compensation received by the Company's CEO and four highest paid executive officers who earned over $100,000 during the fiscal year ended September 30, 1997:

                              SUMMARY COMPENSATION TABLE

                                         Long-Term Compensation
                   Annual Compensation        Awards/Payouts

                                      Other		                           All
                                      Annual  Restricted                other
Name and                              Compen- Stock             LTIP    Compen-
Principal                             sation  Award(s) Options/ Payouts sation
Position     Year	 Salary($) Bonus($) ($)($)	 ($)      SAR(#)	    ($)	  ($) (1)

CEO
Steven R.  Chamberlain
             1997  $117,088  $13,000                     0              $11,639
             1996  $114,179  $14,000                   45,000           $11,486
             1995  $108,577  $14,000                   22,500           $10,502

President
Thomas L. Gough
             1997  $106,242  $11,000                     0              $10,508
             1996  $101,581   $8,000                   30,000           $10,061
             1995   $98,048  $11,000                     0               $9,318

VP, Commercial Systems
Steven A. Carchedi
             1997  $103,701  $11,000                     0              $10,136
             1996   $97,771  $12,000                   30,000            $9,572
             1995   $94,926  $12,000                    6,000            $8,944

VP, Engineering Manufacturing
Steven K. Kowal
             1997  $102,257  $10,000                     0              $10,001
             1996   $97,771   $9,000                   12,000            $9,572
             1995   $94,926   $9,500                     0               $8,944

VP, Asia Pacific Operations
William I. Tittley (2)
             1997  $101,966  $31,623                     0               $8,784
             1996   $98,891  $26,456                   3,000            $10,684
             1995   $96,050   $7,000                  15,000             $9,046

(1)  Employer Pension Contributions
(2) Includes Overseas Assignment Bonuses of $26,623 and $19,956 in 1997 and 1996 respectively

                OPTION/SAR GRANTS IN LAST FISCAL YEAR

                             Individual Grants

                                    Percent of Total
                   Number of        Options/SARs
                   Options/         Granted to
                   SARs             Employees in     Exercise/Base  Expiration
Name               Granted          Fiscal Year      Price ($)      Date

CEO
Steven R. Chamberlain   0              0%               N/A           N/A

PRESIDENT
Thomas L. Gough         0              0%               N/A           N/A

VP, COMMERCIAL SYSTEMS
Steven A.Carchedi       0              0%               N/A           N/A

VP, ENGINEERING
  MANUFACTURING
Steven K. Kowal         0              0%               N/A           N/A

VP, ASIA PACIFIC
  OPERATIONS
William I. Tittley      0              0%               N/A           N/A

*Average Price

b.  Compensation Pursuant to Plans

ISI's Board of Directors awards annual bonuses to officers and employees on a discretionary basis. Currently no formal plan exists for determining bonus amounts.

Effective October 1, 1987, the Company established a 401K pension and profit sharing plan under Section 401 of the Internal Revenue Code. Under the plan the Company contributes annually an amount equal to 5% of an eligible employee's salary, and may make additional contributions of up to 7.5% of an eligible employee's salary. The employee may contribute up to an additional 10% as salary deferral. In fiscal years 1997 and 1996, the Company contributed a total of 11% of eligible employees salaries to both plans.

c.  Stock Option Plan

Effective May 25, 1988, ISI established a stock option plan to create additional incentives for the Company's employees, consultants and directors to promote the financial success of the Company. ISI's Board of Directors has sole authority to select full-time employees, directors, or consultants to receive awards of options for the purchase of stock under this plan. The maximum number of shares of ISI Common Stock which may be issued pursuant to the stock plan was increased from 150,000 to 600,000 during fiscal year 1994.

A total of 19,512 option shares were issued and 4,853 option shares were exercised during fiscal year 1997. Total option shares issued and outstanding as of September, 1997 are 368,620.


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR
   Values


(a)           (b)           (c)         (d)                  (e)
                                       Number of
                                  Securities Underlying  Value of Unexercised
                                  Unexercised Options/   In-the-Money Options/
                                  SARS at FY-End (#)     SARS at FY End ($)

          Shares Acquired   Value      Exercisable           Exercisable
  Name    on Exercise (#)  Realized   Unexercisable         Unexercisable

 None by        N/A         N/A          N/A                    N/A
Named Executive
 Officers

d.  Compensation of Directors

Presently outside directors who are not employees of the Company receive $5,000 per year for their services.

e.  Termination of Employment and Change of Control Termination

The Company has no compensatory plan or arrangement with respect to any individual named in the Summary Compensation Table (Item 11(a)) which results or will result from the resignation, retirement or any other termination of such individual's employment with the Company or its subsidiaries or from a change in control of the Company or a change in the individual's responsibilities following a change in control.


Item 11.	Security Ownership of Certain Beneficial Owners and Management

a.  Security Ownership of Certain Beneficial Owners (as of 9/30/97)

None

b.  Security Ownership of Management (as of 9/30/97)

Name of Owner	                (1)(2)Shares    Percentage of Total Shares Owned

Steven R. Chamberlain              234,120                            7.6%
Thomas L. Gough                    109,550                            3.5%
Robert P. Sadler                   134,970                            4.4%
Elaine M. Parfitt                   12,450                             .4%
Donald F. Mack, Jr.                 33,300                            1.1%
Steven K. Kowal                    124,038                            4.0%
Steven A. Carchedi                  79,500                            2.6%
William Tittley                     11,400                             .4%
Bonnie K. Wachtel                   13,500                             .4%
Dominic A. Laiti                    15,000                             .5%
R. Doss McComas                     15,000                             .5%

Officers and Directors as a group  782,828                           25.3%

(1) Includes Options
(2) There are no shares issuable to the individuals named in this table within 60 days.


Item 12. Certain Relationships and Related Transactions

Bonnie K. Wachtel is Vice President, General Counsel and Director of Wachtel & Co., Inc., one of the Underwriters of ISI's initial public offering.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8K

a.	(1) Financial Statements

Independent Auditors' Report - page 1
Balance Sheet as of September 30, 1997 - page 2
Statements of Operations for the Years Ended September 30, 1997, and 1996 - page 3
Statement of Stockholders' Equity for Years Ended September 30, 1997 and 1996
- page 4
Statements of Cash Flows for the Years Ended September 30, 1997 and 1996 - page 5
Notes to Financial Statements - pages 6 - 15

 (2) Material Contracts

None

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

b.  Reports on Form 8-K

A form 8-K was filed on July 1, 1997 announcing the consummation of a three for one stock split to all shareholders of record as of that date.


                    INTEGRAL SYSTEMS, INC. PRIVATE
                           AND SUBSIDIARIES


                   CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended September 30, 1997 and 1996

                                   AND

                        INDEPENDENT AUDITORS' REPORT



                           TABLE OF CONTENTS


DESCRIPTION                                           PAGES

Independent Auditors' Report                            1

Consolidated Balance Sheet as of September 30, 1997     2

Consolidated Statements of Operations for the Years
  Ended September 30, 1997 and 1996                     3

Consolidated Statements of Stockholders' Equity for
  the Years Ended September 30, 1997 and 1996           4

Consolidated Statements of Cash Flows for the Years
  Ended September 30, 1997 and 1996                     5

Notes to Consolidated Financial Statements              6-16



                     INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Integral Systems, Inc.

    	We have audited the accompanying consolidated balance sheet of Integral Systems, Inc. and its subsidiaries as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   	In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integral Systems, Inc. and its subsidiaries as of September 30, 1997, and the consolidated results of their operations and their consolidated cash flows for the years ended September 30, 1997 and 1996, in conformity with generally accepted accounting principles.



November 21, 1997

Rubino & McGeehin, Chartered
Certified Public Accountants
6905 Rockledge Drive, Suite 700
Bethesda, MD  20817-1818

                            INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET
                                    September 30, 1997

                  	ASSETS

Current assets
 Cash and cash equivalents                               $ 1,006,614
 Accounts receivable                                       9,068,407
 Employee receivables                                          1,200
 Prepaid expenses                                            106,230
 Deferred income taxes                                        44,324

       Total current assets                               10,226,775

Property and equipment, at cost, net of accumulated
 depreciation and amortization of $610,206                   801,805
Other assets
 Deposits                                                     10,142
 Software development costs, net of accumulated
  amortization of $1,829,443                               1,452,242

     Total assets                                       $ 12,490,964

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable - trade                                $ 2,887,419
 Accrued expenses                                          1,503,321
 Notes payable                                               500,000
 Billings in excess of revenue for contracts in progress     803,181
 Income tax payable                                          175,010

    Total current liabilities                             5,868,931

Commitments and contingencies

Common stock, $.01 par value, 10,000,000 shares
  authorized, 2,862,452 shares issued and outstanding        28,624
Additional paid-in capital                                  840,784
Retained earnings                                         5,752,625

  Total stockholders' equity                              6,622,033

  Total liabilities and stockholders' equity            $12,490,964

                 INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended September 30, 1997 and 1996

                                            1997              1996

Revenue                                $  20,058,984      $ 11,217,148

Cost of revenue
 Direct labor                              4,514,765         3,617,255
 Direct equipment and subcontracts         7,614,788         1,567,215
 Travel and other direct costs               628,598           302,373
 Overhead costs                            3,261,652         2,729,793

  Total cost of revenue                   16,019,803         8,216,636

Gross margin                               4,039,181         3,000,512

Selling, general and administrative        2,303,294         1,758,248
Product amortization                         660,000           509,477
Bad debt expense                                   -           232,708

Income from operations                     1,075,887           500,079

Other income (expense)
 Interest income                              45,169            65,396
 Interest expense                            (10,509)           (2,320)
 Miscellaneous, net                          (98,375)          (60,787)

Income before income taxes                 1,012,172           502,368

Provision for income taxes                   383,343           179,351

 Net income                               $  628,829        $  323,017

Weighted average number of common shares   2,859,030         2,844,063

Earnings per share:

 Net income                                  $  .22             $  .11


                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the Years Ended September 30, 1997 and 1996

                                   Common
                                   Stock at   Additional
                       Number of   Par        Paid-in    Retained
                       Shares      Value      Capital    Earnings   Total

Balance, September
       30, 1995        943,746   $ 9,437   $ 696,437   $ 4,800,779  $ 5,506,653

Stock options exercised  8,787        88     128,874             -      128,962

Net income                   -         -          -       323,017       323,017

Balance, September
        30, 1996       952,533     9,525    825,311     5,123,796     5,958,632

Stock Split
      (see Note 11)  1,905,066    19,050   (19,050)            -              -

Stock options exercised  4,853       49     24,916             -         24,965

Tax benefit of
    stock options            -        -      9,607             -          9,607

Net income                   -        -         -         628,829       628,829

Balance, September
     30, 1997        2,862,452  $ 28,624 $ 840,784   $  5,752,625  $ 6,622,033

                        INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Years Ended September 30, 1997 and 1996

                                                 1997               1996
Cash flows from operating activities:
 Net income                                     $ 628,829        $ 323,017
 Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                997,536          705,793
     Change in deferred taxes                      29,589          (13,194)
     Tax effect of stock options                    9,607                -
     (Increase) decrease in:
     Accounts receivable                       (4,218,521)      (1,366,109)
     Prepaid expenses and deposits                (49,234)           4,549
     Employee receivables                          23,000          (24,200)
     Income tax receivable                              -                -
     (Decrease) increase in:
     Accounts payable - trade                   2,100,718          434,706
     Accrued expenses                             345,965          282,108
     Billings in excess of revenue
      for contracts in progress                   674,256         (432,277)
     Income tax payable                           126,950          (60,421)

       Total adjustments                           19,866         (469,045)

 Net cash provided (used) by operating activities 648,695          (146,028)

Cash flows from investing activities:
 Acquisition of property and equipment           (720,233)         (306,799)
 Software development costs                      (816,728)         (431,773)

 Net cash used in investing activities         (1,536,961)         (738,572)

Cash flows from financing activities:
 Proceeds from line of credit                     500,000                 -
 Proceeds from exercise of stock options           24,965           128,962

 Net cash provided by financing activities        524,965           128,962
Net decrease in cash                             (363,301)         (755,638)

Cash and cash equivalents, beginning of year    1,369,915         2,125,553

Cash and cash equivalents, end of year        $	1,006,614       $ 1,369,915


                      INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the Years Ended September 30, 1997 and 1996

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

Contract Revenue

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

Change in Accounting for Commission Revenues

During the fiscal year ended September 30, 1997, the Company elected to record commission revenues earned by IMI at the time orders are shipped. Previously, the Company recorded commission revenues at the time orders were received. The effect of this change was not material to the financial statements.

                        INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Years Ended September 30, 1997 and 1996

1.	Summary of Significant Accounting Policies (continued)

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

Earnings Per Share

Earnings per share computations are based on the weighted average number of common shares outstanding during each year and have been adjusted retroactively where appropriate for the stock split discussed in Notes 10 and 11. The exercise of outstanding stock options would not result in a material dilution of earnings per share.

The earnings per share calculations have been computed in accordance with Accounting Principles Board (APB) Opinion No. 15. The Financial Accounting Standards Board has issued Statement 128 which supersedes APB Opinion No. 15, but is effective for fiscal periods ending after December 15, 1997, and early application is not permitted.

Cash Concentrations and Cash Equivalents

The Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash accounts are maintained primarily with one federally insured financial institution. Balances usually exceed insured limits, but management does not consider this to be a significant concentration of credit risk. Included in the cash balance is $23,284 held in a foreign bank account.



1.	Summary of Significant Accounting Policies (continued)

Reclassification

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

2.	Accounts Receivable and Revenue

Accounts receivable at September 30, 1997, consists of the following:

    Billed
    Government - prime contracts               $  946,647
    Government - subcontractors                   523,795
    Commercial customers                        2,657,018
    Subtotal                                    4,127,460

    Unbilled
    Government - prime contracts                1,371,270
    Government - subcontractors                   210,533
    Commercial customers                        3,359,144
    Subtotal                                    4,940,947

    Total                                      $9,068,407

Unbilled accounts receivable include amounts arising primarily from the use of the percentage-of-completion or other methods of recognizing revenue that differ from contractual billing terms. Substantially all unbilled receivables are expected to be billed and collected in one year.

During the years ended September 30, 1997 and 1996, approximately 57% and 51%, respectively, of the Company's revenue was from prime contracts and subcontracts with departments and agencies of the U.S. government. The remaining revenue is from commercial contracts and sales of commercial products. For each of the years ended September 30, 1997 and 1996, commercial revenue included one customer which provided revenue in excess of 10% of total revenue.

3.	Property and Equipment

Property and equipment as of September 30, 1997, are as follows:

  Electronic equipment                           $ 1,163,082
  Furniture and fixtures                              80,618
  Leasehold improvements                              11,365
  Software                                           156,946

    Total property and equipment                   1,412,011
  Less: accumulated depreciation and amortization   (610,206)
                                                   $ 801,805
4.	Software Development

Software development costs at September 30, 1997, consist of the following:

  Costs incurred                                  $ 3,281,685
  Less:  accumulated amortization                  (1,829,443)
                                                  $ 1,452,242

Amortization expense for the year ended September 30, 1997, is $660,000.

5.	Line of Credit

The Company has a line of credit agreement with a bank at September 30, 1997, for $2,000,000. Borrowings under the line of credit bear interest at the bank's prime lending rate plus 1/4% per annum. Any accrued interest is payable monthly. The line of credit is secured by the Company's billed accounts receivable. The line also has certain financial covenants, including minimum net worth and liquidity ratios. The line expires February 28, 1999. At September 30, 1997, the Company has a $500,000 outstanding balance under the line of credit.

Subsequent to September 30, 1997, the Company negotiated an increase in its line of credit from $2,000,000 to $3,000,000. Borrowings under the line bear interest at the Eurodollar Rate plus 1.9% per annum. Any accrued interest is paid monthly. The line of credit is secured by the Company's billed and unbilled accounts receivable. The line also has certain financial covenants, including minimum net worth and liquidity ratios. The new line of credit is effective November 14, 1997 and expires February 28, 1999.

6.	Accrued expenses

Accrued expenses at September 30, 1997, consist of the following:

  Accrued payroll                       $  651,808
  Accrued vacation                         345,202
  Payroll taxes                            233,971
  Retirement plan payable                  249,143
  Other                                     23,197
                                      $  1,503,321
7.	Commitments and Contingencies

  Leases

The Company leases office space under two leases which expire in 1999. Future minimum lease payments under these operating leases are as follows:

Years ending September 30,    1998           $  374,000
                              1999              190,000

                                             $  564,000

Lease payments do not include operating expenses or utilities, which are adjusted annually. Rent expense was $306,111 and $254,327, for the years ended September 30, 1997 and 1996, respectively.

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

The Company sued Integrators, and its principal owner, Bernadette L. Mares (together with Integrators, the "Defendants"), for breach of contract, and is seeking to recover $232,708, the amount owed under the Company's subcontract with Integrators, plus interest and costs.

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

In October 1996, the Company filed an answer to the Defendants' counterclaims. In December 1996, the Company filed a motion for summary judgment with respect to its claims, which was denied. Discovery has been completed in the case but a trial date has not yet been set. The Company believes the trial will occur during calendar year 1998.

Although the Company has fully reserved the receivable it believes is due under its contract with Integrators, it continues to pursue vigorously all legal remedies available to it with respect to this matter.

8.	Income Taxes

For the years ended September 30, 1997 and 1996, the provision for income taxes consists of the following:

                                           1997          1996
       Current tax expense
       Federal                         $  289,617  	$  154,910
       State                               64,138       37,635
                                          353,755      192,545
       Deferred tax expense (benefit)      29,588      (13,194)
         Total provision               $  383,343   $  179,351

At September 30, 1997, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:
                                           Asset
                                         (Liability)

     Depreciation and amortization       $  (94,205)
     Vacation accrual                       134,629
     Revenue reserve                          3,900

     Net deferred income tax asset        $  44,324

The effective income tax rates differ from the statutory United States income tax rate due principally to the following:

                                                 1997              1996

     Federal statutory rate                     34.0%             34.0%
     State tax, net of federal
        income tax benefit                       4.6               4.6
     Tax deductible stock option compensation     -               (2.8)
     Other                                      (0.7)             (0.1)

     Effective rate                             37.9%             35.7


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

The Company also has a money purchase plan. For the years ended September 30, 1997 and 1996, the money purchase plan obligated the Company to contribute 5% of eligible salaries under the plan.

For the years ended September 30, 1997 and 1996, contributions to the plans totalled $570,829 and $473,552, respectively.

10.	Stock Option Plan

Effective May 25, 1989, as amended on January 1, 1994, the Company established a stock option plan to create additional incentives for the Company's employees, consultants and directors to promote the financial success of the Company. The Board of Directors has sole authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock under this plan. The maximum number of shares of common stock which may be issued pursuant to the stock option plan is 600,000. The price of the options is set at the stock's bid price on the date of the Board of Directors meeting at which the option is granted. Options expire no later than ten years from the date of grant (five years for greater than ten percent owners) or when employment ceases, whichever comes first, and vest from one to five years.

The stock option plan is accounted for under Accounting Principles Board
(APB) Opinion No. 25. Accordingly, no compensation has been recognized for the plan. Had compensation cost for the plans been determined based on the estimated fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, the Company's net income and earnings per share for the years ended September 30, 1997 and 1996, would have been:
                                              1997             1996

      Net income             As reported        $ 628,829       $ 323,017
                             Pro forma          $ 358,991       $  65,631

      Income per share       As reported        $     .22       $     .11
                             Pro forma          $     .13       $     .02

The fair value of the options granted in 1997 is estimated on the date of the grant using the Black-Scholes options - pricing model assuming the following: no dividend yield, risk-free interest rate of 6%, expected volatility of 40 percent, and an expected term of the options of four years. Stock option balances and activity discussed herein have been adjusted for the stock split discussed in Note 11.

10. Stock Option Plan

At September 30, 1997, options to purchase stock under this plan were outstanding to employees as follows:

                           Number of                Exercise Price
                            Shares                  Per Share
                             56,397                 $	 3.00 - 	3.99
                             50,311                 $	 5.00 - 	5.99
                            211,212                 $	 7.00 - 	7.99
                             42,600                 $	 8.00 - 	8.99
                              5,400                 $	 9.00 - 	9.99
                              1,700                 $	10.00 -	10.99
                              1,000                 $	 9.00 - 	9.99

                            368,620

Of these 368,620 options, 188,257 options are exercisable immediately, and 180,363 options are exercisable over the next four years. Transactions involving the plan for the years ended September 30, 1997 and 1996, were as follows:


                                 1997                   1996
                                Weighted                Weighted
                      Shares   Average Prices  Shares Average Prices
Outstanding,
   beginning of year 353,961      $6.66       138,522      $4.72
Granted               19,512      $8.77       256,800      $7.64
Exercised             (4,853)     $5.14       (26,361)     $4.89
Canceled                   -        N/A   	   (15,000)     $8.67

Options outstanding,
     end of year     368,620      $6.79       353,961      $6.66

Weighted average fair
value of options granted
during the year                   $3.01                    $3.45

11. Stock Split

On June 4, 1997, the Company's shareholders approved an increase to the Company's authorized shares from 2.0 million to 10.0 million and also authorized a three for one stock split which became effective in July 1997.

12.	Supplemental Cash Flow Information

For the years ended September 30, 1997 and 1996, income taxes paid, net of refunds, were $214,360 and $410,076, respectively. For the years ended September 30, 1997 and 1996, interest expense incurred and paid was $10,509 and $2,320, respectively.

13.	Business Segment Information

During the years ended September 30, 1997 and 1996, the Company's operations included two reportable segments: Satellite ground systems and electronic test instrumentation and equipment marketing.

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

Summarized financial information is as follows:
                                          1997            1996
  Net sales
      Satellite ground systems        $19,521,353      $10,555,371
      Marketing                           537,631          661,777

  Income before taxes
      Satellite ground systems            882,483          343,797
      Marketing                           129,689          158,571

  Identifiable assets
      Satellite ground systems         11,130,040         6,139,157
      Marketing                           192,414           405,351

  Capital expenditures
      Satellite ground systems            705,146           305,220
      Marketing                            15,087             1,579

  Depreciation and amortization
      Satellite ground systems            312,706           192,838
      Marketing                             4,830             3,478

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

Signature                           Titles	                     Date

  /s/                     Chairman of the Board, Director,     12/29/97
Steven R. Chamberlain     Chief Executive Officer

  /s/                     President, Chief Operating Officer,  12/29/97
Thomas L. Gough	Director

  /s/                     Vice President of Quality Control,   12/29/97
Robert P. Sadler          Secretary & Treasurer; Director

 /s/                      Director                             12/29/97
Bonnie K. Wachtel

 /s/                      Director                             12/29/97
Dominic A. Laiti

 /s/                      Director                             12/29/97
R. Doss McComas

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          INTEGRAL SYSTEMS, INC.





                                          BY:		/s/
                                          Steven R. Chamberlain
                                          Chairman of the Board and
                                          Chief Executive Officer

                                          DATE:			12/29/97



                                          BY:			/s/
                                          Thomas L. Gough
                                          President, Chief Operating Officer
                                          Director

                                          DATE:			12/29/97



                                          BY:			/s/
                                          Elaine M. Parfitt
                                          Chief Financial Officer, Principal
                                          Accounting Officer

                                          DATE:			12/29/97