Form 10QSB
period 1997-12-31
INTEGRAL SYSTEMS INC /MD/
filed 1998-02-19
CIK 718130

INTEGRAL SYSTEMS, INC.
                                  10-QSB
                             FOR QUARTER ENDING
                              DECEMBER 31, 1997

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC   20549
                                 FORM 10-QSB
(mark one)
  X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarterly period ended December 31, 1997 or

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the transition period from  to

Commission file number        0-18603

                              INTEGRAL SYSTEMS, INC.
            (Exact name of registrant as specified in its chapter)

               Maryland                      52-1267968
    	(State or other jurisdiction of	     (I.R.S. Employee
      incorporation or organization)      Identification No.)

5000 Philadelphia Way, Suite A, Lanham, MD       20706
  Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code  (301) 731-4233

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

                      Yes     X    No

As of December 31, 1997 the aggregate market value of the Common Stock of the Registrant (based upon the average bid and ask prices of the Common Stock as reported by the market makers) held by non-affiliates of the Registrant was $30,020,478.

Registrant had 2,872,952 shares of common stock outstanding as of December 31, 1997.

                        INTEGRAL SYSTEMS, INC.
                           TABLE OF CONTENTS

                                                               Page No.
Part I  Financial Information:

Item 1.  Financial Statements

    Balance Sheets - December 31, 1997, September 30, 1996            1

    Statements of Operations Three Months
      Ended December 31, 1997 and December 31, 1996                   3

    Statement of Cash Flow Three Months Ended December 31, 1997
      and December 31, 1996                                           4

    Statement of Stockholders' Equity Three Months
      Ended December 31, 1997                                         5

    Notes to Financial Statements                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                    7


Part II   Other Information:

Item 6.  Exhibits and Reports on Form 8-K                            11

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                  December 31, 1997 and September 30, 1997


ASSETS                                         December 31,   September 30,
                                                   1997           1997
CURRENT ASSETS
  Cash                                            $946,541      $1,006,614
  Accounts Receivable                            8,585,177       9,069,607
  Prepaid Expenses                                 349,263         106,230
  Deferred Income Taxes                             44,324          44,324
TOTAL CURRENT ASSETS                             9,925,305      10,226,775

FIXED ASSETS
  Electronic Equipment                           1,107,518       1,163,083
  Furniture & Fixtures                              84,861          80,618
  Leasehold Improvements                             6,383          11,364
  Software Purchases                               163,186         156,946
SUBTOTAL                                         1,361,948       1,412,011

Less: Accumulated. Depreciation                    558,917         610,206

TOTAL FIXED ASSETS                                 803,031         801,805

OTHER ASSETS
  Software Development Costs                     1,403,517       1,452,242
  Deposits                                          12,542          10,142
TOTAL OTHER ASSETS                               1,416,059       1,462,384

TOTAL ASSETS                                   $12,144,395     $12,490,964

                    See Notes to Financial Statements

                  INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                  December 31, 1997 and September 30, 1997

LIABILITIES & STOCKHOLDERS' EQUITY             December 31,    September 30,
                                                   1997            1997
CURRENT LIABILITIES
  Accounts Payable                              $2,251,730       $2,887,419
  Accrued Expenses                               1,366,879        1,503,321
  Notes Payable                                    500,000          500,000
  Capital Leases Payable                           140,684                0
  Billings in Excess of Cost                       395,683          803,181
  Income Taxes Payable                             168,670          175,010
TOTAL CURRENT LIABILITIES                        4,823,646        5,868,931

LONG TERM LIABILITIES
  Capital Leases Payable                           347,053                0
TOTAL LONG TERM LIABILITIES                        347,053                0

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value,
10,000,000 shares authorized, and
2,872,952 and 2,862,452 shares issued
and outstanding at December 31, 1997
and September 30, 1997, respectively                28,729           28,624
Additional Paid-in Capital                         918,719          840,784
Retained Earnings                                6,026,248        5,752,625

TOTAL STOCKHOLDERS' EQUITY                       6,973,696        6,622,033

TOTAL LIABILITIES &                            $12,144,395      $12,490,964
STOCKHOLDERS' EQUITY


                         See Notes to Financial Statements

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three Months Ended
                                                     December 31,
                                                    1997      1996

Revenue                                         $6,558,978   $4,858,948

Cost of Revenue
  Direct Labor                                   1,278,654      992,156
  Overhead Costs                                 1,061,091      810,176
  Travel and Other Direct Costs                    115,810       74,793
  Direct Equipment & Subcontracts                2,739,849    2,102,885
Total Cost of Revenue                            5,195,403    3,980,010

Gross Margin                                     1,363,575      878,938

Selling, General & Administrative                  686,419      399,312
Product Amortization                               165,000      165,000

Income From Operations                             512,156      314,626

Other Income (Expense)
  Interest Income                                   10,494       13,218
  Interest Expense                                  24,931      (2,981)
  Miscellaneous, net                              (51,896)     (31,257)
Total Other Income (Expense)                      (66,333)     (21,020)

Income Before Income Taxes                         445,823      293,606

Provision for Income Taxes                         172,200      113,400

Net Income                                        $273,623     $180,206

Weighted Average Number of Common
Shares Outstanding During Period                 2,870,119    2,857,599

Earnings per share                                   $0.10        $0.06


                   See Notes to Financial Statements


                         INTEGRAL SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Three Months
                                                           Ended
                                                         December 31,
                                                      1997         1996
Cash flows from operating activities:

Net income                                          $273,623     $180,206
Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                  262,334      215,089
      (Increase) decrease in:
          Accounts receivable                        484,430   (1,902,480)
          Prepaid expenses                         (243,033)       29,966
      (Decrease) increase in:
          Accounts payable                         (635,691)    1,255,422
          Accrued expenses                         (136,442)    (221,222)
          Billings in excess of cost               (407,498)      388,104
          Income taxes payable                       (6,340)       68,900
Total adjustments                                  (682,240)    (166,221)

Net cash provided (used) by operations             (408,617)       13,985

Cash flow from investing activities:
       Acquisition of fixed assets                  (98,560)    (137,571)
       Increase in software development costs      (116,275)    (200,320)
       Increase in other assets                      (2,400)           0

Net cash provided (used) in investing activities   (217,235)    (337,891)

Cash flow from financing activities:
       Proceeds from issuance of common stock         78,042           0
       Proceeds from capital lease                   487,737           0

Net cash provided by financing activities            565,779           0

Net increase (decrease) in cash                     (60,073)   (323,906)

Cash - beginning of year                           1,006,614   1,369,915

Cash - end of period                                $946,541  $1,046,009


                      See Notes to Financial Statements

                          INTEGRAL SYSTEMS, INC.
                    STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1997
                             Common
                             Number    Stock   Additional
                               of      at Par    Paid-in   Retained
                             Shares    Value     Capital   Earnings    Total

Balance September 30, 1997  2,862,452 $28,624  $840,784  $5,752,625  $6,622,033

Exercise of Stock Options      10,500     105    77,935       -          78,040

Net income                       -         -        -      273,623      273,623

Balance December 31, 1997   2,872,952 $28,729  $918,719 $6,026,248   $6,973,696

                     See Notes to Financial Statements

                           INTEGRAL SYSTEMS, INC.
                        NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

The interim financial statements include the accounts of Integral Systems, Inc. (ISI or the Company) and its two wholly-owned subsidiaries, Integral Marketing, Inc. (IMI) and InterSys, Inc. (INTSYS). In the opinion of management, the financial statements reflect all adjustments consisting only of normal recurring accruals necessary for a fair presentation of results for such periods. The financial statements, which are condensed and do not include all disclosures included in the annual financial statements, should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 1997. The results of operations for any interim period are not necessarily indicative of results for the full year.

Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

2.	Accounts Receivable

Accounts receivable at December 31, 1997 and September 30, 1997 consist of the following:

                        December 31, 1997        Sept. 30, 1997

Billed                       $4,473,970             $4,127,460
Unbilled                      4,116,147              4,940,947
Other                             5,060                  1,200
Total                        $8,595,177             $9,069,607

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

The Company has a line of credit agreement with a local bank for $3,000,000. Borrowings under the line of credit bear interest at the Eurodollar Rate plus 1.9% per annum. Any accrued interest is payable monthly. The line of credit is secured by the Company's billed and unbilled accounts receivable. The line also has certain financial covenants, including minimum net worth and liquidity ratios. The line expires February 28, 1999. At December 31, 1997 and September 30, 1997, the Company had $500,000 outstanding balance under the line of credit.

4.	Capital Lease

During the quarter, the Company secured a $1.0 million equipment lease line of credit that had a balance of $500,000 at December 31, 1997. The $500,000 balance is payable over 36 months and bears interest at a rate of 8.4% per annum. The unused portion of the line of credit will be used to finance future equipment purchases and will have similar terms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       Results of Operations

The components of the Company's income statement as a percentage of revenue are depicted in the following table for the three months ended December 31, 1997 and December 31, 1996:


                      % of                         % of
                      1997           Revenue       1996          Revenue
                  (000's omitted)             (000's omitted)

Revenue
  Government         $3,837            58.5        $3,150           64.8
  Commercial          2,722            41.5         1,790           35.2
Total Revenue         6,559           100.0         4,859          100.0

Cost of Revenue       5,195            79.2         3,980           82.0

Gross Margin          1,364            20.8           879           18.0

Operating Expenses
  SG&A                  686            10.5           399            8.2
  Prod. Amortization    165             2.5           165            3.4
  Other                  67             1.0            21             .4
Total Operating Exp.    918            14.0           585           12.0

Pretax Income           446             6.8           294            6.0

Income Taxes            172             2.6           114            2.3

Net Income          $   274             4.2       $   180            3.7

Revenue

The Company sells its products and services by contract to the Federal Government as well as commercial and international organizations. The Company defines commercial contracts as any business opportunity that includes, as the principal part of the sale, any of its commercial off-the-shelf (COTS) software products. The Company presently sells three proprietary COTS products, namely EPOCH, OASYS, and DRS.

The Company, through its wholly owned subsidiary, Integral Marketing, Inc. (IMI), earns commissions by representing a number electronic product manufacturers in Maryland, Virginia and the District of Columbia. The Company classifies IMI revenues as commercial revenues.

During the three months ended December 31, 1997, consolidated revenue increased by over 35% compared to the three months ended December 31, 1996, climbing from $4.9 million to $6.6 million. The Company has posted new highs in quarterly revenue totals in five of the last six fiscal quarters, including this first quarter of fiscal year 1998.

During the three months ended December 31, 1997, the Company derived approximately 42% of its consolidated revenue from commercial opportunities compared to 35% of such revenue during the comparable period last fiscal year. Commercial revenues also increased in absolute dollar terms, rising from $1.7 million during the 1st quarter of fiscal year 1997 to $2.7 million during the 1st quarter of fiscal year 1998; an increase of approximately 55%. This increase is primarily due to new contract awards of the Company's EPOCH products.

In addition, revenues from government contracts increased 19% over the first quarter of fiscal year 1996. This increase resulted primarily from growth of existing contracts and new contracts with the National Oceanic and Atmospheric Administration (NOAA).

Gross Margin

Although management believes that the distinction between Government revenue and Commercial revenue is important in understanding the financial dynamics of its business, management also believe that it is important to analyze the Company's revenue by the categories of products and services it sells. Specifically, the Company categorizes sales from the following sources:

    Software licenses
    Engineering Services
    Equipment and Subcontract pass throughs
    IMI commission revenues

Each of the above revenue types has different gross margin characteristics. Generally, license revenues have the highest gross margins, as the Company believes that this revenue type has virtually no marginal cost associated with it. By contrast, equipment and subcontract pass throughs have lower gross margin rates associated with them, as the Company generally marks these items up less than 15%.

Engineering service margins typically range between 20% and 30% of revenue, but can be less depending on specific contract pricing and/or contract overruns. Margins for IMI vary considerably depending on items sold and the sales volume achieved.

Although in many instances, margins on given contracts are bundled together as part of an overall price and are therefore subject to estimated allocation, the Company believes that the table below fairly and accurately portrays the Company's revenue and gross margin results for the three months ended December 31, 1997 and December 31, 1996.

                             1997                             1996
                Revenue     Margin    % Margin   Revenue     Margin  % Margin
                (000's      (000's               (000's     (000's
                omitted)    omitted)             omitted)   omitted)

Licenses         $ 334       $ 334       100.0      $245      $245     100.0
Services         2,928         680        23.2     2,207       438      19.8
Equip. &
 Subcontracts    2,986         231         7.7     2,269       164       7.2
IMI                311         119        38.3       138        32      23.2

Totals          $6,559      $1,364        20.8    $4,859      $879      18.1

The Company's gross margin percentage increased from 18.1% in the 1st quarter of fiscal year 1997 to 20.8% in the 1st quarter of fiscal year 1998. As shown in the table, margins for all elements of revenue improved in fiscal year 1998 over fiscal year 1997. The bulk of the increase is related to improvements in engineering services margins because certain commercial contract overruns that were occurred in the 1st quarter of fiscal year 1997 did not reoccur in the 1st quarter of fiscal year 1998. In addition, software license revenue and margins increased by 36% , rising from $245,000 to $334,000. Finally, the 125% increase in IMI sales enabled IMI's gross margin rate to increase from 23.2% in the 1st quarter of fiscal year 1997 to 38.3% in the 1st quarter of fiscal year 1998.

                            Operating Expenses

SG&A increased by approximately $290,000 between the periods compared as the Company continues to build an operating infrastructure to support its commercial business. Bid and proposal expenses for the Company's Government operations were also significantly higher in the current period compared to last fiscal year. As a percentage of revenue, SG&A accounted for 10.5% of revenue in the current period compared to 8.2% during the 1st quarter of fiscal year 1997.

Product amortization was $165,000 in the current quarter and the 1st quarter in fiscal year 1997. Product amortization now only pertains to the Company's EPOCH and OASYS products as amortization for all other products was fully recognized in fiscal year 1996.

                               Summary

During the three months ended December 31, 1997, the Company recorded its highest revenue total for any fiscal quarter in its history. From a profitability standpoint, the Company's improved gross margin (both in dollar and percentage terms) more than offset increases in SG&A expense, contributing to a 50% increase in net income between the 1st quarter of fiscal year 1997 and the 1st quarter of fiscal year 1998.


                               Outlook

The Company's strong first quarter results continue a trend of increased sales and profitability on those sales. At this time the Company has a significant backlog of work to be performed, as well as contract awards it believes are imminent and proposals in the pipeline. Based on management's expectations of increases in sales of its software products and engineering services, continuing success with sales through its IMI subsidiary and the general economic conditions and continuing demand for satellite technology, the Company believes that operating results for its fiscal year 1998 will exceed those for 1997 for both revenue and profitability.

                   Liquidity and Capital Resources

The Company has been profitable on an annual basis since inception and has been able to generate adequate cash flow from operations to fund its operating and capital expenses. To supplement operating cash flows, the Company has access to a line of credit facility in the amount of $3.0 million which had an outstanding balance of $500,000 at December 31, 1997 (see note 3 of the Notes to Financial Statements).

During the 1st quarter of fiscal year 1998, the Company used approximately $410,000 of cash from operating activities and used approximately $215,000 for investing activities, including approximately $116,000 for newly capitalized software development costs.

As a result of its current cash reserves, its unused lines of credit, its current profitability and management's internal budgeting and planning, the Company believes it will have adequate cash resources to meet its current operating obligations for the foreseeable future. The Company may, from time to time, avail itself of its line of credit facility to finance the build up of accounts receivable. Furthermore, to facilitate future growth, the Company is exploring a possible secondary public offering.

In terms of capital purchases, historically the Company has funded such items through operating cash flow or capital lease. The Company has recently secured a $1.0 million equipment lease line of credit that had a balance of $500,000 at December 31, 1997. The Company intends to utilize the remaining $500,000 of this financing to purchase capital equipment over the next 18 to 24 months.

With respect to software development, the Company intends to continue to invest in the improvement of its principal software products, EPOCH and OASYS, at amounts approximately commensurate with fiscal year 1997 spending levels.

                     Forward Looking Statements

Certain of the statements contained in this section, including those under the headings "Outlook" and "Liquidity and Capital Resources" are forward-looking. In addition from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. While the Company believes that these statements are and will be accurate, a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's statements. The Company's business is dependent upon general economic conditions and upon various conditions specific to its industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may effect the Company's business including the following:

     The presence of competitors with greater financial resources and their strategic response to the Company's new services.

     The potential obsolescence of the Company's services due to the introduction of new technologies.

     The response of customers to the Company's marketing strategies and services.

     Activity levels in the Company's core markets.


PART II.  OTHER INFORMATION

6.  Exhibits and Reports on Form 8-K

    a.  Exhibits

        1. Amendment dated October 21, 1997 to contract dated April 8, 1996 between Integral Systems, Inc. and Loral Skynet
            (formerly AT&T Corporation), page 13. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.)

     b.  Reports on Form 8-K

         None.



                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INTEGRAL SYSTEMS, INC.
                                            (Registrant)


Date:   February 13, 1998       By:        /s/
                                    Thomas L. Gough
                                    President & Chief Operating Officer

Date:   February 13, 1998       By:       /s/
                                    Elaine M. Parfitt
                                    Vice President & Chief Financial Officer