Form 10QSB
period 1998-03-31
INTEGRAL SYSTEMS INC /MD/
filed 1998-05-15
CIK 718130

                          INTEGRAL SYSTEMS, INC.
                                 10-QSB
                            FOR QUARTER ENDING
                              MARCH 31, 1998


                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC   20549
                              FORM 10-QSB
(mark one)
X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1998 or

_____ Transition report pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

      For the transition period from  		 to

Commission file number   0-18603


                          INTEGRAL SYSTEMS, INC.
       (Exact name of small business issuer as specified in its chapter)

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

            Yes    X                No

As of March 31, 1998 the aggregate market value of the Common Stock of the Registrant (based upon the average bid and ask prices of the Common Stock as reported by the market makers) held by non-affiliates of the Registrant was $60,691,444.

Registrant had 2,905,488 shares of common stock outstanding as of March
31, 1998.

                           INTEGRAL SYSTEMS, INC.
                             TABLE OF CONTENTS

                                                                   Page No.
Part I   Financial Information:

  Item 1.  Financial Statements

     Balance Sheets - March 31, 1998, September 30, 1997              1

     Statements of Operations - Three and Six Months
      Ended March 31, 1998 and March 31, 1997                         3

     Statement of Cash Flow -Six Months Ended
       March 31, 1998 and March 31, 1997                              4

     Statement of Stockholders' Equity - Six Months
       Ended March 31, 1998                                           5

     Notes to Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of Financial Condition
		       and Results of Operations                                    7

Part II   Other Information:

     Item 6.  Exhibits and Reports on Form 8-K                       13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                  March 31, 1998 and September 30, 1997

ASSETS
                                           March 31,          September 30,
                                             1998                  1997
CURRENT ASSETS
   Cash                                    $1,302,476           $1,006,614
   Accounts Receivable                     10,387,309            9,069,607
   Prepaid Expenses                            56,623              106,230
   Deferred Income Taxes                       44,324               44,324
TOTAL CURRENT ASSETS                       11,790,732           10,226,775

PROPERTY AND EQUIPMENT, at cost, net of       835,057              801,805
accumulated depreciation and amortization

OTHER ASSETS
   Software Development Costs               1,413,439            1,452,242
   Deposits                                    12,542               10,142
TOTAL OTHER ASSETS                          1,425,981            1,462,384

TOTAL ASSETS                              $14,051,770          $12,490,964

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     March 31, 1998 and September 30, 1997


LIABILITIES & STOCKHOLDERS' EQUITY
                                               March 31,        September 30,
                                                 1998                1997
CURRENT LIABILITIES
   Accounts Payable                            $1,894,741         $2,887,419
   Accrued Expenses                             1,650,374          1,503,321
   Notes Payable                                  500,000            500,000
   Capital Leases Payable                         150,817                  0
   Billings in Excess of Cost                   1,427,528            803,181
   Income Taxes Payable                           314,700            175,010
TOTAL CURRENT LIABILITIES                       5,938,160          5,868,931

LONG TERM LIABILITIES
   Capital Leases Payable                         433,044                  0
TOTAL LONG TERM LIABILITIES                       433,044                  0

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value,
10,000,000 shares authorized, and
2,905,488 and 2,862,452 shares issued
and outstanding at March 31, 1998
and September 30, 1997, respectively               29,054             28,624
Additional Paid-in Capital                      1,107,682            840,784
Retained Earnings                               6,543,830          5,752,625

TOTAL STOCKHOLDERS' EQUITY                      7,680,566          6,622,033

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                          $14,051,770        $12,490,964


                      INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                 Three Months Ended         Six Months Ended
                                     March 31,                 March 31,
                                 1998        1997          1998        1997

Revenue                       $5,826,753  $4,409,012   $12,385,731  $9,267,960

Cost of Revenue
 Direct Labor                  1,523,419   1,114,284     2,802,073   2,106,440
 Overhead Costs                1,268,116     699,316     2,329,207   1,509,492
 Travel and Other Direct Costs   211,525     171,500       327,335     246,293
 Direct Equipment &
      Subcontracts             1,090,126   1,549,232     3,829,974   3,652,117
Total Cost of Revenue          4,093,185   3,534,332     9,288,588   7,514,342

Gross Margin                   1,733,568     874,680     3,097,143   1,753,618

Operating Expenses
 Selling, General &
     Administrative              674,598     541,453     1,361,017     940,765
 Product Amortization            165,000     165,000       330,000     330,000
Total Operating Expenses         839,598     706,453     1,691,017   1,270,765

Income From Operations           893,970     168,227     1,406,126     482,853

Other Income (Expense)
 Interest Income                   9,425      11,360        19,919      24,578
 Interest Expense                 22,983      (3,115)       47,914      (6,096)
 Miscellaneous, net              (37,230)    (21,481)      (89,126)    (52,738)
Total Other Income (Expense)     (50,788)    (13,236)     (117,121)    (34,256)

Income Before Income Taxes       843,182     154,991     1,289,005     448,597

Provision for Income Taxes       325,600      52,100       497,800     165,500

Net Income                     $ 517,582   $ 102,891     $ 791,205   $ 283,097

Weighted Average Number of
Common Shares Outstanding
During Period                  2,890,918   2,858,538     2,881,393   2,858,070

Earnings per share                 $0.18       $0.04         $0.27       $0.10

Earnings Per share -
  Assuming Dilution                $0.17       $0.04         $0.26       $0.10


                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                For the Six Months Ended
                                                        March 31,
                                                   1998           1997
Cash flows from operating activities:

Net income                                       $791,205        $283,097

Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                   521,916         430,421
  (Increase) decrease in:
    Accounts receivable                        (1,317,702)     (1,853,340)
    Prepaid expenses                             (131,575)        (39,182)
  (Decrease) increase in:
    Accounts payable                             (992,678)      1,422,996
    Accrued expenses                              328,235          49,766
    Notes Payable                                       0         370,000
    Billings in excess of cost                    624,347         263,498
    Income taxes payable                          139,690          34,550
Total adjustments                                (827,767)        678,709

Net cash provided (used) by operations            (36,562)        961,806

Cash flow from investing activities:
  Acquisition of fixed assets                    (225,168)       (290,428)
  Increase in software development costs         (291,197)       (434,425)
  Increase in other assets                         (2,400)              0

Net cash provided (used) in investing activities (518,765)       (724,853)

Cash flow from financing activities:
  Proceeds from issuance of common stock          267,328           5,556
  Proceeds from capital lease                     583,861               0

Net cash provided by financing activities         851,189           5,556

Net increase (decrease) in cash                   295,862         242,509

Cash - beginning of year                        1,006,614       1,369,915

Cash - end of period                           $1,302,476      $1,612,424

                          INTEGRAL SYSTEMS, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE SIX MONTHS ENDED
                            MARCH 31, 1998





                                       Common
                                Number  Stock  Additional
                                  of    at Par   Paid-in   Retained
                               Shares   Value    Capital   Earnings    Total

Balance September 30, 1997   2,862,452 $28,624   $840,784 $5,752,625 $6,622,033
Exercise of Stock Options       43,036     430    266,898       -       267,328
Net income                         -        -      -         791,205    791,205
Balance March 31, 1998       2,905,488 $29,054 $1,107,682 $6,543,830 $7,680,566


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

2. Accounts Receivable
Accounts receivable at March 31, 1998 and September 30, 1997 consist of the following:


                            March 31, 1998             Sept. 30, 1997
      Billed                  $6,122,760                  $4,127,460
      Unbilled                 4,259,300                   4,940,947
      Other                        5,249                       1,200
      Total                  $10,387,309                  $9,069,607

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

3. Line of Credit
The Company has a line of credit agreement with a local bank for $3,000,000. Borrowings under the line of credit bear interest at the Eurodollar Rate plus 1.9% per annum. Any accrued interest is payable monthly. The line of credit is secured by the Company's billed and unbilled accounts receivable. The line also has certain financial covenants, including minimum net worth and liquidity ratios. The line expires February 28, 1999. At March 31, 1998 and September 30, 1997, the Company had $500,000 outstanding balance under the line of credit.

4. Capital Lease
During the quarter, the Company secured a $1.0 million equipment lease line of credit that had a balance of $583,000 at March 31, 1998. The balance is payable over 36 months and bears interest at a rate of 8.4% per annum. The unused portion of the line of credit will be used to finance future equipment purchases and will have similar terms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              Comparison Of The Three Months Ended March 31, 1998
                     To The Three Months Ended March 31, 1997

The components of the Company's income statement as a percentage of revenue are depicted in the following table for the three months ended March 31, 1998 and March 31, 1997:


                                   % of                           % of
                        1998      Revenue           1997         Revenue
                 (000's omitted)               (000's omitted)
Revenue               $5,827       100.0            $4,409        100.0

Expenses
  Cost of Revenue     4,093        70.2             3,534         80.2
  SG&A                  675        11.6               542         12.3
  Prod. Amortization    165         2.8               165          3.7
  Other                  51          .9                13           .3
  Income Taxes          325         5.6                52          1.2

Total Expenses        5,309        91.1             4,306         97.7

Net Income           $  518         8.9           $   103          2.3

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

During the three months ended March 31, 1998, consolidated revenue increased by over 32% compared to the three months ended March 31, 1997, increaing from $4.4 million to $5.8 million. This revenue total represents the third highest quarterly amount in the Company's history.

During the three months ended March 31, 1998, the Company derived approximately 45% of its consolidated revenue from commercial opportunities compared to 40% of such revenue during the comparable period last fiscal year. Commercial revenues also increased in absolute dollar terms, rising from $1.8 million during the 2nd quarter of fiscal year 1997 to $2.6 million during the 2nd quarter of fiscal year 1998; an increase of approximately 48%. This increase is primarily due to new contract awards involving the Company's EPOCH products.

In addition, revenues from government contracts increased 21% over the second quarter of fiscal year 1997. This increase resulted primarily from growth of existing contracts and new contracts with the National Oceanic and Atmospheric Administration (NOAA).

Gross Margin

Although management believes that the distinction between Government revenue and Commercial revenue is important in understanding the financial dynamics of its business, management also believes that it is important to analyze the Company's revenue by the categories of products and services it sells. Specifically, the Company categorizes sales from the following sources:

   - Software licenses
   - Engineering Services
   - Equipment and Subcontract pass throughs
   - IMI commission revenues

Each of the above revenue types has different gross margin characteristics. Generally, license revenues have the highest gross margins, as the Company believes that this revenue type has virtually no marginal cost associated with it. By contrast, equipment and subcontract pass throughs have lower gross margin rates associated with them, as the Company generally marks up these items less than 15%.

Engineering service margins typically range between 20% and 35% of revenue, but can be less depending on specific contract pricing and/or contract overruns. Margins for IMI vary considerably depending on items sold and the sales volume achieved.

In many instances, margins for the Company's products and services are bundled together as part of an overall price for a given contract and are therefore subject to estimated allocation. The following table, which includes such estimates, sets forth the Company's revenue and gross margin results for its products and services for the three months ended March 31, 1998 and March 31, 1997.

                            1998                          1997
                  Revenue  Margin   % Margin   Revenue   Margin   % Margin
Licenses           $ 441    $ 441     100.0     $  295    $ 295      100.0
Services           3,639      973      26.7      2,349      425       18.1
Equip. and
Subcontracts       1,240      101       8.2      1,684      127        7.5
IMI                  507      219      43.2         81       28       34.6

Totals            $5,827   $1,734      29.8     $4,409    $ 875       19.8

The Company's gross margin percentage increased from 19.8% in the 2nd quarter of fiscal year 1997 to 29.8% in the 2nd quarter of fiscal year 1998. As shown in the table, margins for all elements of revenue improved in fiscal year 1998 over fiscal year 1997. Further, revenue from low margin equipment and subcontracts accounted for only 21% of total revenue during the current year quarter compared to 38% of total revenue last fiscal year.

A large portion of the overall margin improvement is related to increases in engineering services margins. Specifically certain commercial contract overruns that occurred in the 2nd quarter of fiscal year 1997 did not reoccur in the 2nd quarter of fiscal year 1998. Moreover, margins on several commercial fixed price contracts improved over prior quarter results as cost to complete estimates on these jobs have been lowered.

In addition, software license revenue and margins increased by 49% rising from $295,000 to $441,000. Finally, the 526% increase in IMI sales caused IMI's gross margin rate to increase from 34.6% in the 2nd quarter of fiscal year 1997 to 43.2% in the 2nd quarter of fiscal year 1998.

Operating Expenses

Selling, general and administrative (SG&A) increased by approximately $133,000 between the periods compared as the Company continues to build an operating infrastructure to support its commercial business. Bid and proposal expenses for the Company's Government operations were also higher in the current period compared to last fiscal year. As a percentage of revenue, SG&A accounted for 11.6% of revenue in the current period compared to 12.3% during the 2nd quarter of fiscal year 1997.
Product amortization was $165,000 in the current quarter and the 2nd quarter in fiscal year 1997. Product amortization now only pertains to the Company's EPOCH and OASYS products as amortization for all other products was fully recognized in fiscal year 1996.

              Comparison Of The Six Months Ended March 31, 1998
                    To The Six Months Ended March 31, 1997


The components of the Company's income statement as a percentage of revenue are depicted in the following table for the six months ended March 31, 1998 and March 31, 1997:

                                   % of                        % of
                         1998       Revenue      1997         Revenue
                   (000's omitted)           (000's omitted)
Revenue                $12,386       100.0       $9,268        100.0
Expenses
  Cost of Revenue        9,289        75.0        7,514         81.1
  SG&A                   1,361        11.0          941         10.1
  Prod. Amortization       330         2.7          330          3.5
  Other                    117          .9           34           .4
  Income Taxes             498         4.0          166          1.8

Total Expenses          11,595        93.6        8,985         96.9

Net Income              $  791         6.4      $   283          3.1

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

The Company, through its wholly owned subsidiary, Integral Marketing, Inc.
(IMI), earns commissions by representing a number electronic product manufacturers in Maryland, Virginia and the District of Columbia. The Company classifies IMI revenues as commercial revenues.

During the six months ended March 31, 1998, consolidated revenue increased by over 33% compared to the six months ended March 31, 1997, increasing from $9.3 million to $12.4 million.

During the six months ended March 31, 1998, the Company derived approximately 49% of its consolidated revenue from commercial opportunities compared to 38% of such revenue during the comparable period last fiscal year. Commercial revenues also increased in absolute dollar terms, rising from $3.5 million during the 1st half of fiscal year 1997 to $6.1 million during the 1st half of fiscal year 1998; an increase of approximately 76%. This increase is primarily due to new contract awards involving the Company's EPOCH products.

In addition, revenues from government contracts increased 8% over the first half of fiscal year 1997. This increase resulted primarily from growth of existing contracts and new contracts with the National Oceanic and Atmospheric Administration (NOAA) and a new subcontract with NASA.

Gross Margin

Although management believes that the distinction between Government revenue and Commercial revenue is important in understanding the financial dynamics of its business, management also believes that it is important to analyze the Company's revenue by the categories of products and services it sells. Specifically, the Company categorizes sales from the following sources:

  - Software licenses
  - Engineering Services
  - Equipment and Subcontract pass throughs
  - IMI commission revenues

Each of the above revenue types has different gross margin characteristics. Generally, license revenues have the highest gross margins, as the Company believes that this revenue type has virtually no marginal cost associated with it. By contrast, equipment and subcontract pass throughs have lower gross margin rates associated with them, as the Company generally marks up these items less than 15%.

Engineering service margins typically range between 20% and 35% of revenue, but can be less depending on specific contract pricing and/or contract overruns. Margins for IMI vary considerably depending on items sold and the sales volume achieved.

In many instances, margins for the Company's products and services are bundled together as part of an overall price for a given contract and are therefore subject to estimated allocation. The following table, which includes such estimates, sets forth the Company's revenue and gross margin results for its products and services for the six months ended March 31, 1998 and March 31, 1997.


                                1998                      1997
                      Revenue  Margin  % Margin  Revenue  Margin  % Margin
Licenses               $  775  $  775    100.0   $  540   $  540    100.0
Services                6,541   1,627     24.9    4,556      863     18.9
Equip. &
Subcontracts            4,252     357      8.4    3,953      291      7.4
IMI                       818     338     41.3      219       60     27.4

Totals                $12,386  $3,097     25.0   $9,268   $1,754     18.9

The Company's gross margin percentage increased from 18.9% in the 1st half of fiscal year 1997 to 25.0% in the 1st half of fiscal year 1998. As shown in the table, margins for all elements of revenue improved in fiscal year 1998 over fiscal year 1997. Further, revenue from low margin equipment and subcontracts accounted for only 34% of total revenue during the first half of the current year compared to 42% of total revenue last fiscal year.

A large portion of the overall margin improvement is related to increase in engineering services margins. Specifically certain commercial contract overruns that occurred in the 1st half of fiscal year 1997 did not reoccur in the 1st half of fiscal year 1998. Moreover, margins on several commercial fixed price contracts improved over prior year results as cost to complete estimates on these jobs have been lowered.

In addition, software license revenue and margins increased by 44% rising from $540,000 to $775,000. Finally, the 274% increase in IMI sales caused IMI's gross margin rate to increase from 27.4% in the 1st half of fiscal year 1997 to 41.3% in the 1st half of fiscal year 1998.

Operating Expenses

Selling, general and administrative (SG&A) increased by approximately $420,000 between the periods compared as the Company continues to build an operating infrastructure to support its commercial business. Bid and proposal expenses for the Company's Government operations were also significantly higher in the current period compared to last fiscal year. As a percentage of revenue, SG&A accounted for 11.0% of revenue in the current period compared to 10.1% during the 1st half of fiscal year 1997.

Product amortization was $330,000 in both periods. Product amortization now only pertains to the Company's EPOCH and OASYS products as amortization for all other products was fully recognized in fiscal year 1996.

Outlook

The Company's strong second quarter and 1st half results continue a trend of increased sales and profitability on those sales. At this time the Company has a significant backlog of work to be performed, as well as contracts that it expects to be awarded in the near future based on past experience. Management believes that operating results for future periods will continue to improve based on the following expectations:

  - Sales of its software products and engineering services will continue to increase
  - Sales from its IMI subsidiary will continue to grow
  - General economic conditions will continue to remain favorable
  - Demand for satellite technology will continue to expand

                  Liquidity and Capital Resources

The Company has been profitable on an annual basis since inception and has been able to generate adequate cash flow from operations to fund its operating and capital expenses. To supplement operating cash flows, the Company has access to a line of credit facility in the amount of $3.0 million which had an outstanding balance of $500,000 at March 31, 1998 (see note 3 of the Notes to Financial Statements).

During the 1st half of fiscal year 1998, the Company used approximately $40,000 of cash from operating activities and used approximately $520,000 for investing activities, including approximately $290,000 for newly capitalized software development costs.

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

In terms of capital purchases, historically the Company has funded such items through operating cash flow or capital lease. The Company has recently secured a $1.0 million equipment lease line of credit that had a balance of $584,000 at March 31, 1998. The Company intends to utilize the remaining portion of this facility to purchase capital equipment over the next 18 to 24 months.

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

b.  Reports on Form 8-K
      None


                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INTEGRAL SYSTEMS, INC.
                                                (Registrant)

Date:  March 14, 1998             By:       /s/
                                      Thomas L. Gough
                                      President & Chief Operating Officer




Date:  March 14, 1998             By:       /s/
                                      Elaine M. Parfitt
                                      Vice President & Chief Financial Officer