Form 10-Q
period 1998-06-30
INTEGRAL SYSTEMS INC /MD/
filed 1998-08-14
CIK 718130

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549
                                  FORM 10-QSB
(mark one)
 X     Quarterly report pursuant to Section 13 or 15 (d) of the Securities
---    Exchange Act of 1934

       For the quarterly period ended JUNE 30, 1998 or

       Transition report pursuant to Section 13 or 15 (d) of the Securities
---    Exchange Act of 1934

       For the transition period from _________________ to ________________

Commission file number       0-18603
                             -------

                            INTEGRAL SYSTEMS, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its chapter)


                MARYLAND                                   52-1267968
     -------------------------------                   -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)


     5000 Philadelphia Way, Suite A, Lanham, MD          20706
     ------------------------------------------        ----------
      (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code  (301) 731-4233
                                                    --------------

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


                                 Yes X        No
                                    ---         ---


As of June 30, 1998 the aggregate market value of the Common Stock of the Registrant (based upon the average bid and ask prices of the Common Stock as reported by the market makers) held by non-affiliates of the Registrant was $72,353,400.

Registrant had 5,815,776 shares of common stock outstanding as of JUNE 30, 1998.

                             INTEGRAL SYSTEMS, INC.
                               TABLE OF CONTENTS


                                                                  Page No.
                                                                  --------
Part I   Financial Information:

  Item 1.  Financial Statements

     Balance Sheets  June 30, 1998, September 30, 1997............    1

    Statements of Operations - Three and Nine Months
       Ended June 30, 1998 and June 30, 1997......................    3

    Statement of Cash Flow - Nine Months Ended
       June 30, 1998 and June 30, 1997............................    4

    Statement of Stockholders' Equity  Nine Months
     Ended June 30, 1998..........................................    5

    Notes to Financial Statements.................................    6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................    7


Part II Other Information:

  Item 6. Exhibits and Reports on Form 8-K........................   13

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements
-----------------------------

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1998 AND SEPTEMBER 30, 1997


ASSETS
                                                     June 30,    September 30,
                                                       1998            1997
                                                    -----------  -------------
CURRENT ASSETS
               Cash                                 $ 1,694,387    $ 1,006,614
               Accounts Receivable                   11,214,088      9,069,607
               Prepaid Expenses                          45,081        106,230
               Deferred Income Taxes                     44,324         44,324
                                                    -----------    -----------
TOTAL CURRENT ASSETS                                 12,997,880     10,226,775

FIXED ASSETS
               Electronic Equipment                     562,752      1,163,083
               Furniture & Fixtures                      43,743         80,618
               Leasehold Improvements                     7,863         11,364
               Software Purchases                        54,283        156,946
               Equip. under Capital Lease               936,128              0
                                                    -----------    -----------
SUBTOTAL                                              1,604,769      1,412,011
               Less:  Accum. Deprec.                    651,807        610,206
                                                    -----------    -----------

TOTAL FIXED ASSETS                                      952,962        801,805

OTHER ASSETS
               Software Development Costs             1,398,291      1,452,242
               Deposits and Deferred Charges             64,411         10,142
                                                    -----------    -----------
TOTAL OTHER ASSETS                                    1,462,702      1,462,384

TOTAL ASSETS                                        $15,413,544    $12,490,964
                                                    ===========    ===========

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1998 AND SEPTEMBER 30, 1997


LIABILITIES & STOCKHOLDERS' EQUITY
                                                             June 30,          September 30,
                                                               1998                1997
                                                            ------------       -------------
CURRENT LIABILITIES
               Accounts Payable                              $ 2,479,807         $ 2,887,419
               Accrued Expenses                                1,779,049           1,503,321
               Notes Payable                                           0             500,000
               Capital Leases Payable                            281,817                   0
               Billings in Excess of Cost                      1,099,447             803,181
               Income Taxes Payable                              731,315             175,010
                                                             -----------         -----------
TOTAL CURRENT LIABILITIES                                      6,371,435           5,868,931
                                                             -----------         -----------

LONG TERM LIABILITIES
               Capital Leases Payable                            535,640                   0
                                                             -----------         -----------
TOTAL LONG TERM LIABILITIES                                      535,640                   0

STOCKHOLDERS' EQUITY
               Common Stock, $.01 par value,
               10,000,000 shares authorized, and
               5,815,776 and 5,724,904 shares issued
               and outstanding at June 30, 1998
               and September 30, 1997, respectively               58,157              57,249
               Additional Paid-in Capital                      1,099,629             812,159
               Retained Earnings                               7,348,683           5,752,625
                                                             -----------         -----------

TOTAL STOCKHOLDERS' EQUITY                                     8,506,469           6,622,033
                                                             -----------         -----------
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                                         $15,413,544         $12,490,964
                                                             ===========         ===========


                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             NINE MONTHS ENDED                   THREE MONTHS ENDED
                                                  JUNE 30,                            JUNE 30,

                                          1998              1997              1998               1997
                                      ------------       ------------      -----------       ------------

Revenue                                $20,317,973        $14,175,577       $7,932,242         $4,907,617

Cost of Revenue
      Direct Labor                       4,707,881          3,293,562        1,905,808          1,187,122
      Overhead Costs                     3,677,122          2,354,863        1,347,915            845,371
      Travel and Other                     611,476            561,739          284,141            315,446
       Direct Costs
      Direct Equipment &
      Subcontracts                       6,037,949          5,093,314        2,207,975          1,441,197
                                      ------------       ------------      -----------       ------------
Total Cost of Revenue                   15,034,428         11,303,478        5,745,839          3,789,136
                                      ------------       ------------      -----------       ------------

Gross Margin                             5,283,545          2,872,099        2,186,403          1,118,481
                                      ------------       ------------      -----------       ------------

Selling, General &                       2,022,544          1,657,284          661,527            716,519
 Administrative
Product Amortization                       495,000            495,000          165,000            165,000
                                      ------------       ------------      -----------       ------------

Income From Operations                   2,766,001            719,815        1,359,876            236,962

Other Income (Expense)
     Interest Income                        34,061             36,699           14,142             12,121
     Interest Expense                      (64,822)            (7,594)         (16,908)            (1,498)
     Miscellaneous, net                   (134,936)           (74,245)         (45,810)           (21,507)
                                      ------------       ------------      -----------       ------------
Total Other Income                        (165,697)           (45,140)         (48,576)           (10,884)
 (Expense)

Income Before Income Taxes               2,600,304            674,675        1,311,300            226,078
                                      ------------       ------------      -----------       ------------

Provision for Income Taxes               1,004,246            245,075          506,446             79,575
                                      ------------       ------------      -----------       ------------

Net Income                             $ 1,596,058        $   429,600       $  804,854         $  146,503
                                      ============       ============      ===========       ============

Weighted Average Number of
 Common Shares Outstanding
 During Period                           5,779,850          5,716,584        5,813,976          5,717,478
                                      ============       ============      ===========       ============

Earnings per Common share              $      0.28        $      0.08       $     0.14         $     0.03
                                      ============       ============      ===========       ============
Earnings per Common Share
Assuming Dilution                     $      0.26        $      0.07       $     0.13         $     0.02
                                      ============       ============      ===========        ===========

                            INTEGRAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  FOR THE NINE MONTHS ENDED
                                                                                           JUNE 30,
                                                                               1998                       1997
                                                                       -----------------          ------------------
Cash flows from operating activities:

 Net income                                                                   $ 1,596,058                 $   429,600
                                                                       -----------------          ------------------

Adjustments to reconcile net income to
   net cash provided by operating activities:

             Depreciation and amortization                                       857,103                     712,525
             (Increase) decrease in:
                           Accounts receivable                                (2,144,481)                 (3,102,176)
                           Prepaid expenses                                       61,149                    (347,123)

             (Decrease) increase in:
                           Accounts payable                                     (407,612)                  1,335,833
                           Accrued expenses                                      275,729                     270,396
                           Billings in excess of cost                            296,266                     919,795
                           Income taxes payable                                  556,305                      72,040
                                                                       -----------------          ------------------
Total adjustments                                                               (505,541)                   (138,710)
                                                                       -----------------          ------------------

Net cash provided (used) by operations                                         1,090,517                     290,890
                                                                       -----------------          ------------------

Cash flow from investing activities:
             Acquisition of fixed assets                                        (513,261)                   (545,525)
             Increase in software development costs                             (441,049)                   (604,606)
             Increase in other assets                                            (54,269)                     (2,960)
                                                                       -----------------          ------------------

Net cash provided (used) in investing activities                              (1,008,579)                 (1,153,091)
                                                                       -----------------          ------------------

Cash flow from financing activities:
             Proceeds from issuance of common stock                              288,378                      10,156
             Proceeds from Line of Credit                                       (500,000)                          0
             Proceeds from capital lease                                         817,457                           0
                                                                       -----------------          ------------------

Net cash provided by financing activities                                        605,835                      10,156
                                                                       -----------------          ------------------

Net increase (decrease) in cash                                                  687,773                    (852,045)

Cash - beginning of year                                                       1,006,614                   1,369,915
                                                                       -----------------          ------------------

Cash - end of period                                                         $ 1,694,387                 $   517,870
                                                                       =================          ==================

                            INTEGRAL SYSTEMS, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                           FOR THE NINE MONTHS ENDED
                                 JUNE 30, 1998


                                                         COMMON
                                       NUMBER             STOCK         ADDITIONAL
                                         OF              AT PAR           PAID-IN        RETAINED
                                       SHARES             VALUE           CAPITAL        EARNINGS          TOTAL

Balance September 30, 1997              5,724,904         $57,249       $  812,159      $5,752,625      $6,622,033


Exercise of Stock Options                  90,872             908          287,470               -         288,378


Net income                                    -                 -                -       1,596,058       1,596,058
                                      ---------           -------       ----------      ----------      ----------

Balance June 30, 1998                 5,815,776           $58,157       $1,099,629      $7,348,683      $8,506,469
                                      =========           =======       ==========      ==========      ==========

                             INTEGRAL SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------

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

2.    Accounts Receivable
      -------------------

     Accounts receivable at June 30, 1998 and September 30, 1997 consist of the following:

                            June. 30, 1998                  Sept. 30, 1997
                         ------------------              -------------------

Billed                            5,973,659                        4,127,460
Unbilled                          5,225,556                        4,940,947
Other                                14,873                            1,200
Total                            11,214,088                        9,069,607
                         ==================              ===================

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

3.   Line of Credit
     --------------

     The Company has a line of credit agreement with a local bank for $3,000,000. Borrowings under the line of credit bear interest at the Eurodollar Rate plus 1.9% per annum. Any accrued interest is payable monthly. The line of credit is secured by the Company's billed and unbilled accounts receivable. The line also has certain financial covenants, including minimum net worth and liquidity ratios. The line expires February 28, 1999. At June 30, 1998 and September 30, 1997, the Company had zero and $500,000 outstanding respectively, under the line of credit.

4.   Capital Lease
     -------------

     The Company has access to a $1.0 million equipment lease line of credit that had a balance of $817,000 at June 30, 1998. The balance is payable over 36 months and bears interest at a rate of 8.89% per annum. The unused portion of the line of credit will be used to finance future equipment purchases under substantially similar terms.

5.   Stock Splits
     ------------

     On June 4, 1997, the Company's shareholders approved an increase to the Company's authorized shares from 2.0 million to 10.0 million and also authorized a three-for-one stock split which became effective in July 1997. On May 29, 1998, the Company's board of directors declared a two-for-one stock split in the form of a 100% stock dividend for stockholders of record as of June 9, 1998.

     Stockholders' equity has been restated to give retroactive recognition to the stock splits for all periods presented by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the splits. In addition, all references to number of shares, per share amounts, stock option data, and market prices of common stock have been restated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

Integral Systems, Inc. builds satellite ground systems for command and control, integration and test, data processing, and simulation. Since its inception in 1982, the Company has provided ground systems for over 90 different satellite missions for communications, science, meteorology, and earth resource applications. The Company has an established domestic and international customer base that includes government and commercial satellite operators, spacecraft and payload manufacturers, and aerospace systems integrators.

The Company has developed innovative software products that reduce the cost and minimize the development risk associated with traditional custom-built systems. The Company believes that it was the first to offer a comprehensive COTS (Commercial-Off-The-Shelf) software product line for command and control. As a systems integrator, the Company leverages these products to provide turnkey satellite control facilities that can operate multiple satellites from any manufacturer. These systems offer significant cost savings for customers that have traditionally purchased a separate custom control center for each of their satellites.

RESULTS OF OPERATIONS
---------------------


               COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1998
               -------------------------------------------------
                     TO THE NINE MONTHS ENDED JUNE 30, 1997
                     --------------------------------------

The components of the Company's income statement in dollars and as a percentage of revenue are depicted in the following table for the nine months ended June 30, 1998 and June 30, 1997:

                                                        % of                                    % of
                                     1998              REVENUE             1997               REVENUE
                              -------------------  ---------------  -------------------  ------------------
                                (in thousands)                        (in thousands)

Revenue                                  $20,318            100.0              $14,176               100.0
Cost of revenue                           15,034             74.0               11,304                79.7
                                         -------            -----              -------               -----

Gross margin                               5,284             26.0                2,872                20.3
Selling, General, and
 Administrative                            2,023             10.0                1,657                11.7

Product Amortization                         495              2.4                  495                 3.5
                                         -------            -----              -------               -----

Income from operations                     2,766             13.6                  720                 5.1
Other income (expense) net                  (166)            (0.8)                 (45)               (0.3)
                                         -------            -----              -------               -----

Income before taxes                        2,600             12.8                  675                 4.8
Income taxes                               1,004              4.9                  245                 1.7
                                         -------            -----              -------               -----

Net income                               $ 1,596              7.9              $   430                 3.1
                                         =======            =====              =======               =====

REVENUE
-------


The Company earns revenue from sales of its products and services through contracts that are funded by the U.S. Government, both as a prime contractor or a subcontractor, as well as commercial and international organizations. The Company, through its wholly-owned subsidiary, Integral Marketing, Inc. (IMI), earns commission revenue by representing a number of electronic product manufacturers in Maryland, Virginia and the District of Columbia, principally in space-related markets.

Internally, the Company classifies revenues in two separate categories on the basis of the contract's procurement and development requirements: (i) contracts which require compliance with government procurement and development standards are classified as government revenue ("Government Services"), and (ii) contracts conducted according to commercial practices are classified as commercial revenue ("Commercial Products and Services"), regardless of whether the end customer is a commercial or government entity. Sales of the Company's COTS products are classified as Commercial Products and Services revenue. IMI sales of third-party hardware and software are also classified as Commercial Products and Services revenue.

The Company's revenues were generated from the following sources for the indicated periods:

                                       NINE MONTHS ENDED    NINE MONTHS ENDED
                                       ------------------  --------------------
                                         JUNE 30, 1998        JUNE 30, 1997
                                       ------------------  --------------------
Revenue Type
Commercial Products & Services
-------------------------------------
Commercial Users                                 33%              31%
U.S. Government Users                            12%               7%
                                                ---              ---
    Subtotal                                     45%              38%
                                                ---              ---

Government Services
-------------------------------------
NOAA                                             36%              46%
NASA                                             14%               9%
Other U.S. Government Users                       5%               7%
                                                ---              ---
    Subtotal                                     55%              62%
                                                ---              ---

Total                                           100%             100%
                                                ===              ===

Based on the Company's revenue categorization system, the Company classified 45% of its revenue as Commercial Products and Services revenue with the remaining 55% classified as Government Services revenue for the nine months ended June 30, 1998. The percentage of Commercial Products and Services Revenues for the nine months ended June 30, 1997 was 38% with Government Services revenue comprising 62% of total fiscal year 1997 total revenue.

By way of comparison, if the revenues were classified strictly according to end user (independent of the Company's internal revenue categorization system), the U.S. Government would account for 67% and 69% of the total revenues for the nine months ended June 30, 1998 and June 30, 1997 respectively.

On a consolidated basis, revenue increased 43.3%, or $6.1 million to $20.3 million for the nine months ended June 30, 1998, from $14.2 million for the same period in 1997. The increase was principally due to increases in both the Company's Government Services revenues and the Company's Commercial Products and Services revenues, the latter reflecting an expanding market acceptance for and sales of the Company's EPOCH product line and related services.

COST OF REVENUE/ GROSS MARGIN
-----------------------------

The Company computes gross margin by subtracting cost of revenue from revenue. Included in cost of revenue are direct labor expenses, overhead charges associated with the Company's direct labor base and other costs that can be directly related to specific contract cost objectives, such as travel, consultants, equipment, subcontracts and other direct costs.

Gross margins on contract revenues vary depending on the type of product or service provided. Generally license revenues (related to the sale of the Company's COTS products) have the greatest gross margins because of the minimal associated marginal costs to produce. By contrast, gross margins rates for equipment and subcontract pass-throughs seldom exceed 15%. Engineering service gross margins typically range between 20% and 30% while gross margins for IMI vary considerably depending on sales volume achieved.

During the nine months ended June 30, 1998, cost of revenue increased to $15.0 million from $11.3 million for the same period in 1997 due primarily to increases in direct labor and related overhead costs necessary to staff the Company's new contracts and revenue growth. Cost of revenue expressed as a percentage of revenues, declined to 74.0% for the nine months ended June 30, 1998 from 79.7% for the same period in 1997 primarily due to a lower percentage of equipment and subcontract costs in the fiscal year 1998 cost of revenue mix.

The Company's gross margin increased 83.9%, or $2.4 million to $5.3 million for the nine months ended June 30, 1998 from $2.9 million for the same period in 1997. The increase was principally due to margin percentage improvements in all of the Company's revenue components (i.e. licenses, engineering services, pass-throughs and IMI) coupled with revenue growth. Most notably, engineering services margins increased considerably due to the substantial reduction of project overruns that adversely affected margins during fiscal year 1997. As a result of the above, gross margin as a percentage of revenue was 26.0% during the nine months ended June 30, 1998 compared to 20.3% for the nine months ended June 30, 1997.


OPERATING EXPENSES/ INCOME FROM OPERATIONS
------------------------------------------

Selling, General & Administrative expenses (SG&A) increased to approximately $2.0 million from $1.7 million between the periods compared. The change was primarily due to increases in the Company's selling and marketing infrastructure costs combined with increased bid and proposal expenses. As a percentage of revenue, however, SG&A accounted for only 10.0% of revenue in the current period compared to 11.7% last fiscal year. Product amortization was $495,000 for both the nine months ended June 30, 1998 and June 30, 1997.

Income from operations increased 284.2% to $2.8 million for the nine months ended June 30, 1998 from $.7 million for the same period in 1997 primarily due to increases in gross margin dollars described above. As a percentage of revenue, income from operations increased to 13.6% for the nine months ended June 30, 1998 from 5.1% for the comparable period in the prior year. The increase was principally the result of improved gross margin rates and lower percentages of SG&A and product amortization as a function of revenue.

The Company's effective tax rate was 38.6% and 36.3% for the nine months ended June 30, 1998 and June 30, 1997 respectively.

               COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998
               --------------------------------------------------
                    TO THE THREE MONTHS ENDED JUNE 30, 1997
                    ---------------------------------------

The components of the Company's income statement as a percentage of revenue are depicted in the following table for the three months ended June 30, 1998 and June 30, 1997:

                                                        % of                                    % of
                                      1998             REVENUE             1997               REVENUE
                               ------------------  ---------------  -------------------  ------------------
                                 (in thousands)                       (in thousands)

Revenue                                   $7,932            100.0               $4,908               100.0
Cost of revenue                            5,746             72.4                3,789                77.2
                                          ------            -----               ------               -----

Gross margin                               2,186             27.6                1,119                22.8
Selling, general and
 administrative                              661              8.3                  717                14.6

Product amortization                         165              2.1                  165                 3.5
                                          ------            -----               ------               -----

Income from operations                     1,360             17.1                  237                 4.8
Other income (expense) net                   (49)            (0.6)                 (11)               (0.2)
                                          ------            -----               ------               -----

Income before taxes                        1,311             16.5                  226                 4.6
Income taxes                                 506              6.4                   80                 1.6
                                          ------            -----               ------               -----

Net income                                $  805             10.1               $  146                 3.0
                                          ======            =====               ======               =====


REVENUE
-------
On a consolidated basis, revenue increased 61.6%, or $3.0 million to $7.9 million for the three months ended June 30, 1998, from $4.9 million for the same period in 1997. The increase was principally due to increases in both the Company's Government Services revenues and the Company's Commercial Products and Services revenues, the latter reflecting an expanding market acceptance for and sales of the Company's EPOCH product line and related services.


COST OF REVENUE/ GROSS MARGIN
-----------------------------

During the three months ended June 30, 1998, cost of revenue increased to $5.7 million from $3.8 million for the same period in 1997 due primarily to increases in direct labor and related overhead costs necessary to staff the Company's new contracts and revenue growth. Cost of revenue expressed as a percentage of revenues, declined to 72.4% for the three months ended June 30, 1998 from 77.2% for the same period in 1997 primarily due to a lower percentage of equipment and subcontract costs in the fiscal year 1998 cost of revenue mix.

The Company's gross margin increased 95.5%, or $1.1 million to $2.2 million for the three months ended June 30, 1998 from $1.1 million for the same period in 1997. The increase was principally due to improvements in the Company's engineering service margins, coupled with overall revenue growth. Specifically, engineering services margins increased considerably due to the substantial reduction of project overruns that adversely affected margins during the third quarter of fiscal year 1997. As a result of the above, gross margin as a percentage of revenue was 27.6% during the three months ended June 30, 1998 compared to 22.8% for the three months ended June 30, 1997.


OPERATING EXPENSES/ INCOME FROM OPERATIONS
------------------------------------------

Selling, General & Administrative expenses (SG&A) decreased to approximately $662,000 from $717,000 between the periods compared. The change was primarily due to unusually high bid and proposal expenses incurred during the third quarter of fiscal year 1997. As a percentage of revenue, SG&A accounted for only 8.3% of revenue in the current period compared to 14.6% for the same period last fiscal year. Product amortization was $165,000 for both the three months ended June 30, 1998 and June 30, 1997.

Income from operations increased 473.8% to $1.4 million for the three months ended June 30, 1998 from $.2 million for the same period in 1997 primarily due to increases in gross margin dollars described above and lower SG&A expenses. As a percentage of revenue, income from operations increased to 17.1% for the three months ended June 30, 1998 from 4.8% for the comparable period in the prior year. The increase was principally the result of improved gross margin rates and lower percentages of SG&A and product amortization as a function of revenue.

The Company's effective tax rates were 38.6% and 35.4% for the three months ended June 30, 1998 and June 30, 1997, respectively.

OUTLOOK
-------


The Company's strong third quarter and first nine months results continue a trend of increased sales and profitability on those sales. At this time the Company has a significant backlog of work to be performed, as well as contract awards it believes are probable based on proposals in the pipeline. Management believes that operating results for future periods will continue to improve based on the following assumption:

 . Demand for satellite technology and its related products and services will continue to expand
 . Sales of its software products and engineering services will continue to increase
 . Sales from its IMI subsidiary will continue to grow



                        LIQUIDITY AND CAPITAL RESOURCES

Since the Company's inception in 1982, it has been profitable on an annual basis and has generally financed its working capital needs through internally generated funds, supplemented by borrowings under the Company's general line of credit facility with a commercial bank and the proceeds from the Company's initial public offering in 1988.

For the nine months ended June 30, 1998, the Company provided approximately $1.1 million of cash from operating activities and used approximately $1.0 million for investing activities, including approximately $440,000 for newly capitalized software development costs. During the nine months ended June 30, 1998, the Company also purchased approximately $510,000 of fixed assets (principally new computers and equipment).

The Company has access to a general line of credit facility through which it can borrow up to $3.0 million. Borrowings under the line of credit bear interest at the Eurodollar Rate plus 1.9% per annum. Any accrued interest is payable monthly. The line of credit is secured by the Company's billed and unbilled accounts receivable. The line also has certain financial covenants, including minimum net worth and liquidity ratios. The line expires February 28, 1999. At June 30, 1998 the Company had no amounts outstanding under the line of credit.

The Company also has access to a $1.0 million equipment lease line of credit under which it had borrowed approximately $817,000 as of June 30, 1998. The balance is payable over 36 months and bears interest at a rate of 8.8% per annum. The unused portion of the equipment line of credit will be used to finance future equipment purchases under substantially similar terms.

The Company currently anticipates that its current cash balances, amounts available under its credit facilities and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. The Company believes that inflation did not have a material impact on the Company's revenues or income from operations in fiscal years 1995, 1996, 1997 and 1998 to date.

                           FORWARD LOOKING STATEMENTS



Certain of the statements contained in this section, including those under the headings "Outlook" and "Liquidity and Capital Resources" are forward-looking.
In addition from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. While the Company believes that these statements are and will be accurate, a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's statements. The Company's business is dependent upon general economic conditions and upon various conditions specific to its industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may effect the Company's business including the following:

 .      The presence of competitors with greater financial resources and their strategic response to the Company's new services.
 .      The potential obsolescence of the Company's services due to the introduction of new technologies.
 .      The response of customers to the Company's marketing strategies and services.
 .      Activity levels in the Company's core markets.


PART II.  OTHER INFORMATION
---------------------------

6.   Exhibits and Reports on Form 8-K

     a.  Exhibits
         --------
          11.1  Computation of Earnings per Share
          27.1  Financial Data Schedule

b.   Reports on Form 8-K
---  -------------------
          None

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INTEGRAL SYSTEMS, INC.
                                    ---------------------
                                    (Registrant)



Date:    August 14, 1998          By:  /s/ THOMAS L. GOUGH
         ---------------               -----------------------
                                       Thomas L. Gough
                                       President & Chief Operating Officer



Date:    August 14, 1998          By:  /s/ ELAINE M. PARFITT
         ---------------               ------- -----------------
                                       Elaine M. Parfitt
                                       Vice President and
                                       Chief Financial Officer