Form 10KSB40
period 1998-09-30
INTEGRAL SYSTEMS INC /MD/
filed 1998-12-29
CIK 718130

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-KSB

(Mark One)
    X           ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
--------               SECURITIES EXCHANGE ACT OF 1934



                 For the fiscal year ended September 30, 1998
                                           ------------------


                                      or
________          TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ______________ to __________

                       Commission file number    0-18603
                                               ---------

                            Integral Systems, Inc.
--------------------------------------------------------------------------------
                (Name of small business issuer in its charter)


            Maryland                                       52-1267968
---------------------------------               --------------------------------
 (State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation of organization)                  No.)

5000 Philadelphia Way, Suite A, Lanham, MD                    20706
------------------------------------------      --------------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number  (301) 731-4233
                           -----------------------------------------------------

        Securities registered under Section 12(b) of the Exchange Act:



        Title of each class            Name of each exchange on which registered

_________________________________      _________________________________________

_________________________________      _________________________________________


        Securities registered under Section 12(g) of the Exchange Act:



                                    Common
--------------------------------------------------------------------------------
                               (Title of class)


--------------------------------------------------------------------------------
                               (Title of class)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes X              No  ________
                       --

Check if there is no disclosure of delinquent fliers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

As of November 30, 1998, the aggregate market value of the Common Stock of the Registrant (based upon the average bid and ask prices of the Common Stock as reported by the market makers) held by non-affiliates of the Registrant was $109,501,331.

As of November 30, 1998, 5,856,456 shares of the Common Stock of the Registrant were outstanding.

For the year ended September 30, 1998, the Registrant's revenues were $28,035,506.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes[ ]  No [X]

                                    PART 1

  The Business section, Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-KSB contain certain statements that are not historical facts which are "forward-looking statements," and can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates," the negatives thereof or other variations thereon or comparable terminology, and include statements as to the intent, belief or current expectations of Integral Systems, Inc. (the "Company") and its directors, officers and management with
respect to future operations, performance or position of the Company.   These
forward-looking statements are predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. While sometimes presented with numerical specificity, these forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which although considered reasonable by the Company, may not be realized. Because of the number and range of the assumptions underlying the Company's forward-looking statements, many of which are subject to significant uncertainties and contingencies beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this document. These forward-looking statements are based on current information and expectation, and the Company assumes no obligation to update. Therefore, the actual experience of the Company and results achieved during the period covered by any particular forward-looking statement may differ substantially from those anticipated. Consequently, the inclusion of forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.


ITEM 1.  BUSINESS
         --------

COMPANY OVERVIEW


  The Company builds satellite ground systems for command and control, integration and test, data processing, and simulation. Since its inception in 1982, the Company has provided ground systems for over 100 different satellite missions for communications, science, meteorology and earth resource applications. The Company has an established domestic and international customer base that includes government and commercial satellite operators, spacecraft and payload manufacturers and aerospace systems integrators.

  The Company has developed innovative software products that reduce the cost and minimize the development risk associated with traditional, custom-built systems. The Company believes that it was the first to offer a comprehensive commercial-off-the-shelf (COTS) software product line for command and control. As a systems integrator, the Company leverages these products to provide turnkey satellite control facilities that can operate multiple satellites from any manufacturer. These systems offer significant cost savings for customers that have traditionally purchased a separate custom control center for each of their satellites.

  For over 15 years, the Company has provided flexible, reliable and affordable ground system solutions. This has allowed the Company to stay ahead of the competition and perform well in an industry that has traditionally been dominated by much larger aerospace firms. The Company believes that it has a unique combination of competitive advantages, including the following:


  .  Experience.   More experience with different types of satellites and
     operational scenarios than any competitor.

  .  Technology.   Internationally recognized and proven COTS products that were first to market and that continue to lead the competition in functionality.

  .  Capabilities.   Turnkey systems for customers who need a comprehensive
     range of products and services.

  .  Delivery schedule and price.   Ability to deliver systems faster and at a
     lower cost than the competition.


  Through its wholly owned subsidiary Integral Marketing, Inc., ("IMI") the Company acts as a manufacturers' representative, selling electronic test instrumentation and equipment to customers primarily in Maryland, Virginia and the District of Columbia. For a discussion of the Company's business segments, see Note 12 to the Consolidated Financial Statements.

  Integral Systems Inc. is a Maryland corporation incorporated in 1982.


INDUSTRY BACKGROUND


  The space industry can be broken down into several industry sectors: (i) infrastructure, (ii) communications, (iii) emerging applications, and (iv) support services. Each of these sectors is funded by both government and commercial investments. Space infrastructure encompasses the development, manufacture and procurement of hardware and related systems for both space assets (i.e., satellites and payloads) and ground assets (i.e., satellite ground systems). The Company's business is focused in the ground system component of the infrastructure sector. The communications sector of the space industry includes revenue generated by satellite systems for commercial telecommunications services and government and military communications. Satellite technology has become critical to supporting many aspects of telecommunications infrastructure, including long-distance telephony, personal communications systems and private networks. The emerging applications market includes space technologies utilized for new applications such as global positioning systems and remote sensing. Support services for the space industry include technical support, engineering, finance and consulting which facilitate growth in space-related markets.

  According to a recent study by SpaceVest, space industry revenues will exceed $95 billion in 1998 and will grow at a rate of approximately 10% per year. Industry growth is supported by a study recently cited in Space News predicting that nearly 1,700 satellites will be launched over the next 10 years. The 1998 space infrastructure revenues are expected to be approximately $53 billion, comprising over half of the total space market. The ground sector, which includes ground equipment, installations and operations, currently accounts for approximately $25 billion of total space infrastructure revenues. The ground sector is almost as large as all other sectors of the space infrastructure market combined.

  The Company estimates that the current worldwide command and control market represents approximately $4 billion. However, the Company also believes that the increasing acceptance of COTS products will lead to substantial price reductions and a subsequent decrease in market volume. The Company believes that its COTS software products leave it well positioned to capitalize on this market trend, resulting in an increase in both its revenues and market share.

  The space industry exhibits certain general characteristics. First, the space industry is by nature global. There is a trend towards privatization and deregulation in the communications and space industries which has engendered numerous opportunities for private concerns to become players in these traditionally government dominated markets. Opportunities in the space industry have also been generated by the rapid growth in the information technology industry.

  Second, there is an increasing demand for satellite-based applications. Improvements in space and communications technologies have resulted in modern communications satellites with power, capacity, switching capabilities and longevity significantly greater than those of their predecessors. These improvements in performance, together with satellites' inherent geographic coverage and technical advantages, have made satellite-based communications increasingly competitive with other communications technologies, broadening the market for satellite support services.

  Third, government and business organizations also are increasingly demanding that satellite ground systems be designed for interoperability with computer hardware and software products and that such products be usable with existing legacy systems. In addition, concerns over excessive development costs and the rapid pace of technological change have led both government and business organizations to demand flexible systems created by adapting COTS software and hardware, rather than systems that have been built to customized specifications. This emphasis on system flexibility using readily available commercial products creates extensive opportunities for flexible COTS products and for systems integration.


THE COMPANY SOLUTION


  The Company offers satellite ground systems that provide low-cost, efficient and flexible operations. The principal characteristics of the Company's approach are as follows:

  Open Systems and Ease of Integration. The Company's family of products addresses the dynamic environment of satellite operation through a commitment to open systems architecture. The Company's products are implemented as open systems with full adherence to industry hardware and software standards. The Company's software can be rehosted to virtually any UNIX platform. A Windows NT version is currently slated for release in 1999. The open architecture of the Company's products allows interoperability with existing systems. Although the Company's software components are typically sold as bundled products, they may be purchased and operated separately or integrated with existing command and control software.

  Advanced Architecture.   Unlike the traditional host-based approach, the
Company's ground systems are fully distributed, consisting of a set of workstations all communicating via a local area network ("LAN") backbone. Any software function can be performed on any workstation, eliminating the host computer bottleneck and allowing the processing and network loading to be fine-tuned by reallocation of logical processes to physical hardware. This approach also provides more reliable operations by eliminating single points of failure.

  Depth of Functionality.   The Company's command and control software supports
all aspects of satellite operation through a bundle of four inter-operable software products: (i) a real-time package; (ii) an off-line package; (iii) an orbit analysis package; and (iv) a database package. The Company's real-time package performs daily and routine satellite operations, including commanding, telemetry processing and fault detection and correction. The off-line package supports sustaining engineering functions, including trending and statistical analysis of data archived by the real-time system. The orbit analysis package performs orbit determination and prediction functions to monitor and control the position of the satellite in space. The database package tailors the performance of the other three packages, which are general in scope, to the specific requirements of each satellite mission. That is, the database defines the telemetry and command characteristics and the desired orbital elements and tolerances.

  Flexibility/Adaptability.   A critical element to achieving initial operator
acceptance of a new system and facilitating rapid implementation is the ability of the Company's software to serve the needs of particular satellite systems. All of the Company's software is database driven, allowing it to support satellite design changes or different series of satellites, without modifying the underlying software. Similarly, the software also supports a wide range of COTS hardware, including antenna, RF and baseband equipment, allowing the total system to be delivered in the most efficient configuration for each mission. Finally, the software is platform independent and can run on any UNIX computer, with a Windows NT capability slated for release in 1999. This platform independence makes it possible for the Company and its customers to take full advantage of rapidly declining computer costs.

  Superior Price/Performance. The Company seeks to achieve superior price/performance by providing comprehensive solutions within the budgetary needs of its customers. The Company believes that its COTS software products provide advanced yet cost-effective solutions for satellite operators. These COTS software products eliminate the need for expensive development services, thereby substantially reducing the overall cost of a ground system. The Company's database driven software allows satellites to be added over time which permits the initial system acquisition costs to be amortized over years of operations. The Company believes its software products exceed industry expectations in functionality, technical sophistication and ease of use.

COMPANY STRATEGY


  The Company is currently a leading provider of satellite command and control systems, providing systems for a wide variety of satellites. The Company intends to extend its leadership and to expand its market share in world command and control solutions for users of all satellite types. Primary elements of the Company's strategy include:

  Technological Leadership.   The Company intends to continue to commit
substantial resources to further develop the next generation of its EPOCH and OASYS off-the-shelf products. For example, the products are currently being re-engineered to operate under the Windows NT operating system to take advantage of the tremendous third-party product base available on NT platforms, and to eliminate the risk of UNIX becoming obsolete. The Company anticipates that it will have migrated most of its software solutions to the Windows NT platform in 1999. In addition, because the satellite infrastructure industry is increasingly requiring standards compliance, the Company intends to adhere to existing and future industry standards and participate in the further development of such standards.

  Strategic Alliances and Partnerships.   In addition to its own development and
marketing organization, the Company has and will continue to establish partnerships with select third parties, primarily satellite and hardware manufacturers, to assist the Company in successfully integrating its software products, implementing total solution command and control systems and developing customer relationships.

  Integration with Complementary Products.   The Company believes that its
ability to offer command and control software products that can integrate seamlessly with all satellite types and ground system components is a key competitive advantage. The Company also intends to integrate its software products with complementary products, including visualization tools, scheduling engines and decision support aids in order to maintain its competitive advantage and provide maximum flexibility for its customers.

  Sales, Support, Service and Marketing Organizations.   The Company currently
sells and supports its command and control software through direct sales to satellite operators and systems integrators in North America, Europe and Asia. The Company plans to invest significantly in expanding its sales, support and service capabilities in these geographic regions while simultaneously gaining entry into emerging markets in South America and Africa. The Company also intends to augment its direct marketing efforts with U.S. Government organizations to capitalize on the growing acceptance of COTS solutions in the government sphere.

  In addition to expanding its market share in its core business, the Company intends to draw on its capabilities and reputation in the command and control area to develop opportunities in related areas. The key aspects of this growth strategy are as follows:

  New Suite of Off-the-Shelf Applications.   The Company intends to broaden its
COTS line beyond command and control to include other applications currently utilizing customized solutions. These applications, which include payload data processing, payload integration and test ("I&T") and ground equipment monitoring and control, have overlapping functionality with the Company's command and control applications and provide significant market growth opportunities. To date, the Company is building or has delivered twelve payload data processing systems, six satellite payload I&T systems and several monitoring and control systems.

  Professional Services Capabilities.   The Company believes that providing
comprehensive services and a high level of customer support is critical to its ability to maintain its leading position in command and control systems and to expand into new markets. Therefore, the Company intends to expand its professional services organization in areas including hardware testing, pre- and post-sale software support, quality assurance, project installation management and training. For example, the Company is implementing an ISO 9000 compliance program and anticipates certification by late 1999.

  Strategic Acquisitions.   Management may, at some time, determine to
selectively pursue acquisitions of businesses, products or technologies that enhance its competitive position more efficiently than through in-house development. The Company has not acquired any businesses to date and has no agreements or understandings to do so at this time.


PRODUCTS


  Most of the Company's sales involve a combination of COTS software and hardware products together with development services for mission specific requirements and system integration as summarized below.


 Command and Control Software.


  EPOCH 2000, the Company's COTS software solution for satellite command and control, is designed to operate a variety of satellites with a minimum of personnel. EPOCH 2000's success has placed the Company at the forefront of replacing antiquated satellite control centers with smaller systems that can fly multiple satellites produced by any manufacturer. EPOCH 2000's open architecture, in combination with a graphical user interface and automated monitoring and control features, allow operators to monitor and control both their satellites and ground systems.

  EPOCH features a modern, distributed architecture consisting of a series of user workstations interconnected via an Ethernet LAN. This approach provides better performance than traditional mini-computer based ground systems at a lower cost. EPOCH provides end-to-end satellite command and control capabilities, including telemetry processing and display, commanding and command verification ("CV"), ground station automation, alarm/event processing and data archive and retrieval.. These functions are driven by the EPOCH database, allowing the system to support multiple satellites solely through database updates, without modifying the run-time software. This results in lower maintenance and operations costs throughout the lifecycle.

  The typical EPOCH installation consists of a front-end processor which provides the interface to the front-end hardware (e.g., bit syncs, command encoders) and a series of user analysis workstations, all interconnected via the LAN. The front end processor executes a real-time version of UNIX and services all the time-critical requirements. The analyst stations provide the mechanism for users to control and monitor the satellite and the ground equipment. With this approach, the processing burden is distributed across the network. The system can be expanded indefinitely (up to the capacity of the network) by adding new workstation nodes. Even the network capacity limitations can be overcome by dividing the system into subnets inter-connected by bridges and routers. Thus, additional users can be accommodated during peak loads with no degradation in system response times.

  Functionally, the software addresses all of the requirements for real-time satellite control, including:

  Telemetry Processing.   The EPOCH software provides end-to-end telemetry
processing support, including frame decommutation, engineering unit ("EU") conversion and limits checking.

  Commanding.   EPOCH provides full support for satellite commanding and CV. The commanding software is mnemonic-based; the user can transmit a command to the satellite by typing in the mnemonic from a pull-down list arranged alphabetically or by spacecraft subsystem.

  Automation.   Routine satellite and ground system control procedures can be fully automated via the EPOCH Satellite Test and Operations Language ("STOL"). STOL allows frequently used command and configuration sequences to be stored in ASCII procedure files for automatic execution.

  Alarms/Events.   EPOCH provides a centralized alarm/events processor for
detecting and optionally correcting the following conditions: command or telemetry verification failure, telemetry out-of-limits condition, front-end processor failure or network communication problems.

  Data Archive and Retrieval.   A built-in archive capability provides a
permanent record of all significant ground system activity for long-term trending and analysis.


  OASYS, the Company's mission-planning software, provides full spectrum support for spacecraft orbit determination and control, including measurement set reductions, orbit determination, ephemeris propagation, maneuver planning and orbit events/reports. OASYS allows the user to manage a single spacecraft or a fleet in any Earth orbit, including low Earth, geosynchronous and Molniya-type orbits.


  ABE, the Company's offline analysis package, provides trending and statistical analysis of the information recorded in the real-time EPOCH archives. ABE supports automatic data extraction of key data, along with summary-level statistics (i.e., daily and seasonal minimums and maximums), advanced statistical processing techniques (i.e., covariance, convolution and regression) and graphical data visualization.

  All of these applications are tailored to specific customer requirements through a fourth package, the database. The database application is based on a commercial package for Relational Data Base Management System (''RDBMS''), with a top-level user interface and functional extensions developed by the Company. The database provides ''fill-in-the-blank'' menu edit forms allowing the operator to specify every relevant operational characteristic and threshold for the satellite, its orbit and the associated ground equipment.

  LEO-T, the Low Earth Orbiting Terminal, is a new product developed by the Company as an extension of its existing command and control products. The LEO-T software provides fully automated, un-manned, remote operations of satellite ground stations, also known as telemetry, tracking, and control ("TT&C") sites, for Low Earth Orbit ("LEO") satellites. The chief difference between LEO-T and the other COTS software products is that LEO-T involves the monitoring and control of the ground equipment, rather than satellites themselves. The software controls antenna positioning and tracking, RF and baseband setup, communications path switching and management of redundant equipment. The software also provides a mechanism for transferring data between the tracking sites and the central satellite control facility.


 Development Services and Systems Integration.


  The Company provides services to support mission-specific requirements for both government and commercial customers. Most of the Company's ground system contracts have a service component. Depending on the application, the services may include tailoring of COTS software products, integration of third-party hardware and software and/or custom software development. The Company also provides post-delivery warranty and maintenance service for most of its systems. The Company believes that its expertise and experience in satellite systems and operations, computer software and hardware, engineering/mathematical analysis and end-user applications allow it to provide ground systems that exceed traditional expectations on system performance, cost and implementation schedule. The Company's experience, together with its innovative COTS software products and software tools, reduce the risks and lead time associated with ground system development.


 Applications.


  The Company believes that it has strengthened its position in the marketplace by developing a business base in certain critical application areas that offer continued growth potential. The Company provides products and services in different combinations in order to deliver systems for the following applications:

  Command and Control.   The Company's EPOCH 2000 product line provides the
complete spectrum of capabilities for operating satellites from any manufacturer. The Company sells the EPOCH 2000 software as a stand-alone product or bundled as a turnkey system with third-party hardware (e.g. antenna, RF, baseband and computer equipment).

  Integration and Test.   The Company provides I&T systems for the spacecraft
bus and payload. The I&T systems are based on the EPOCH 2000 product line and software tools developed by the Company for data visualization and analysis for payload I&T.

  Station Automation.   The Company has recently extended the EPOCH 2000 product
line to include a new product, called the LEO-T. The LEO-T software provides fully automated un-manned operations of remote tracking stations for LEO satellites.


  Data Processing.   The Company offers software tools and custom development
services for satellite payload data acquisition and processing. The Company's principal work in this area has been for meteorological satellites.

  Simulation.   The Company builds satellite simulators which are used for ground system checkout, training, spacecraft anomaly resolution and flight software validation.



CUSTOMERS


  In general, there are three major applications for satellites: communications, remote sensing and science. The Company has customers in each of these areas. The Company believes that the combination of its proven COTS software products and its strength as a systems integrator has positioned it to serve as an end-to-end provider of total solutions for all of these applications.


 Communications.

  The Company provides satellite command and control products for a variety of communications satellites. One of the principal advantages that the Company's products offer in the commercial sector is the ability to operate fleets of satellites from multiple vendors. This capability allows operators to reduce costs by consolidating their control centers and using a single software package to operate their satellites.

  The Company's products are currently flying communications satellites from most of the major satellite manufacturers, including Hughes Space and Communications Company, Lockheed Martin Corporation, Loral Space & Communications Ltd. and Aerospatiale. The Company's customers include GE Americom, Loral Skynet, Shinawatra Satellite Public Company Ltd. and China Telecommunications Broadcast Satellite Corporation. All of these operators have purchased the Company's products to operate their fleets of geosynchronous Earth orbit ("GEO") communications satellites.

  Remote Sensing and Meteorology.

  The Company builds command and control systems as well as payload and image data processing systems for meteorological satellites. Since its inception, the Company has provided ground systems for the U.S. National Oceanic and Atmospheric Administration ("NOAA"), including both their Geostationary Operational Environmental Satellite Program ("GOES") and the Television Infrared Observational Satellite ("TIROS") programs. The Company's systems support mission operations, instrument data processing, simulation and flight software validation. The Company also built the complete command and control system for the U.S. Air Force Defense Meteorological Satellite Program ("DMSP'), whose operations were recently transitioned to civilian control under NOAA's aegis. Since 1982, the Company has also been under contract to provide the DMSP program with satellite simulators used for training, ground system checkout and flight software analysis.

  High-performance ground systems are required to support Earth resource satellites that provide military and civilian customers with accurate image data. The Company has provided such command and control subsystems to Space Imaging/EOSAT and other operators.

  The Company's DOMSAT receive station ("DRS") is a PC-based product that receives real-time environmental information via satellite from ground-based data collection platforms and provides integrated capability for data management and analysis. The Company has sold over 70 DRS systems in the U.S. for a variety of government and commercial applications. Customers include the U.S. Geological Survey, the U.S. Army Corps of Engineers, the State of Louisiana and the City of Colorado Springs, Colorado.


 Scientific Research.


  The Company has supported a variety of diverse and complex science missions. The Company has supported more than a dozen missions for the National Aeronautics and Space Administration ("NASA"), including the Small Explorer ("SMEX") missions, International Solar-Terrestrial Physics ("ISTP") missions, X-ray Timing Explorer ("XTE") and Tropical Rainfall Measuring Mission ("TRMM"). Projects range from the development of distributed command and control systems to validation of complex embedded flight software.

  The Company was selected by the Johns Hopkins University Applied Physics Laboratory to support the first NASA Discovery Mission, the Near Earth Asteroid Rendezvous Program ("NEAR"). NEAR is the first in a series of low-cost, small-planet exploratory missions designed to gather data about asteroids in the solar system. The Company's EPOCH 2000 product forms the core of the mission's command and control ground system and also supports the spacecraft I&T.

  The National Space Program Office ("NSPO") for the Republic of China selected the Company to provide the complete command and control system for their ROCSAT-1 satellite. As a subcontractor to AlliedSignal, the Company provided the control center software, baseband hardware and system engineering and integration support. The Company also supports small satellite missions in America such as Orbital Sciences Corporation's SeaStar and Microlab programs.


MARKETING

  The Company relies upon senior corporate management, project managers and senior technical staff to carry out its marketing program, including the development and execution of marketing plans, proposal presentations and the performance of related tasks. These individuals collect information concerning requirements of current and potential customers in the course of contract performance and formal and informal briefings, from published literature and through participation in professional and industry organizations. Senior management evaluates this information, identifies potential business opportunities and coordinates proposal efforts. The primary source of business in the Company's existing markets is by referral from existing customers. Additionally, the Company advertises extensively in Space News Magazine and other industry publications.

  The Company seeks business believed to be of long-term benefit based on considerations such as technical sophistication, favorable market positioning and potential product spin-offs. One of the Company's primary marketing strategies is to anticipate and understand the changing needs of its customers and then to be prepared to meet those needs as they arise in new programs or in new program functions. This approach to marketing is mirrored in the Company's products that are highly adaptable to growth and change in the requirements of each user.


CONTRACT REVENUE


  The Company earns revenues from sales of its products and services through contracts that are funded by the U.S. Government as well as commercial and international organizations. The Company may be either a prime contractor directly to the end-user of its products and services or it may act as a subcontractor under a contract with another company.


   The percentages of revenues received by the Company from prime contracts and subcontracts for fiscal years 1998 and 1997 are as follows:


                                                     FISCAL YEAR
           CONTRACT SOURCE                     1998               1997
           ---------------                     ----               ----
           Prime Contract                       68%                79%
             Subcontract                        32%                21%

  For a given contract, the revenue mix may include the Company's COTS software products, pass-through of third-party hardware and software, and services provided by the Company or its subcontractors. The Company, through its wholly owned subsidiary IMI, earns commission revenue by representing a number of electronic product manufacturers in Maryland, Virginia and the District of Columbia, principally in space-related markets.

  The Company generates revenue under three types of contracts: cost plus, fixed price and time and material ("T&M") contracts. Under a cost plus contract, the Company is reimbursed for allowable costs within the contractual terms and conditions and is paid a negotiated fee. The fee may be fixed or based on performance incentives. Revenue recognition under a cost plus contract is based upon actual costs incurred and a pro rata amount of the negotiated fee. Under a fixed price contract, the Company is paid a stipulated price for services or products and bears the risk of increased or unexpected costs. Revenue under a fixed price contract is recognized using the percentage of completion method of accounting based on costs incurred in relation to total estimated costs. Under a T&M contract, the Company receives fixed hourly rates intended to cover salary costs attributable to work performed on the contract and related overhead expenses, reimbursement for other direct costs and a profit. Revenue is recognized under a T&M contract at the contractual rates as labor hours and direct expenses are incurred. A significant amount of the Company's revenue is earned under cost plus contracts. To date, the vast majority of contracts for the purchase of the Company's COTS software products have been fixed priced in nature, either firm fixed price contracts or T&M fixed labor rate contracts.

  The following table summarizes the percentage of revenues attributable to each contact type for the period indicated:


                                        FISCAL YEAR           FISCAL YEAR
             CONTRACT TYPE                  1998                  1997
             -------------                  -----                 ----

              Cost Plus                     41%                    51%
             Fixed Price                    56%                    46%
          Time and Materials                 3%                     3%

  Based on recent trends, the Company believes that the relative percentage of cost plus contracts will decline in future fiscal periods.


U.S. GOVERNMENT CONTRACTS


  Company revenues from U.S. Government contracts are derived from a combination of contracts with the U.S. Government and subcontracts with other companies that have prime contracts with the U.S. Government. For fiscal years 1998 and 1997, approximately 65% and 67%, respectively, of the Company's revenues were derived from contracts or subcontracts funded by the U.S. Government.

  NOAA, one agency, represented 43% and 41% of revenues, respectively, for fiscal years 1998 and 1997. The Company expects that at least 43% of its revenue for fiscal year 1999 will be derived from NOAA contracts. The loss of any one of these NOAA contracts could significantly affect the Company's performance. Similarly, the expiration, or termination for convenience, of any major contract could significantly affect the Company's performance if not renewed or replaced by contracts of similar value. It is estimated that the single largest NOAA contract will represent approximately 18% of the Company's fiscal year 1999 revenue. This contract is to develop the ground system used to operate the next generation of geosynchronous weather satellites at NOAA.

  U.S. Government contracts are awarded by formal advertising or procurement by negotiation. Negotiated procurements may, but do not necessarily, involve the solicitation of competitive proposals. If competitive proposals are solicited, the U.S. Government selects the proposal most advantageous to it and then conducts negotiations with the selected bidder.

  Many of the U.S. Government programs in which the Company participates as a contractor or subcontractor extend for several years but are funded only on an annual basis. Accordingly, the Company's contracts and subcontracts are subject to termination, reduction or modification in the event of changes in the government's requirements or budgetary constraints. Additionally, when the Company participates in a project as a subcontractor, it is subject to the risk that the prime contractor may fail or be unable to perform the prime contract.

  All of the Company's U.S. Government contracts and subcontracts are also subject to termination for ''convenience.'' Should a contract be so terminated, the Company would be reimbursed for allowable costs to the date of termination and would be paid a proportionate amount of the stipulated profits or fees attributable to the work actually performed.

  The Company's books and records are subject to audit by the Defense Contract Audit Agency (DCAA). Such audits can result in adjustments to contract costs and fees. Although the Company thus far has not been required to make any material audit adjustments, the possibility that such adjustments will be required always exists. Management is of the opinion that any such audit adjustments would not have a material adverse effect on the financial position or results of operations of the Company.

  The Company's contracts and subcontracts with federal government agencies are subject to competition and awarded on the basis of technical merit, personnel qualifications, experience and price. The Company's business, financial condition and results of operations could be materially affected by changes in procurement policies, a reduction in funds available for the services provided by it and other risks generally associated with federal government contracts. New government contract awards also are subject to protest by competitors at the time of award that can result in the re-opening of the competition or evaluation process, or the award of a contract to a competitor. The Company considers such bid protests to be a customary element in the process of procuring government contracts.

  In addition to the right to terminate, U.S. Government contracts are conditioned upon the continuing availability of congressional appropriations. Congress usually appropriates funds on a fiscal year basis even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually incrementally funded, and additional funds are normally committed to the contract by the procuring agency as appropriations are made by Congress for future fiscal years. In addition, contractors often experience revenue uncertainties during the first quarter of the government's fiscal year (beginning October 1) until differences between budget requests and appropriations are resolved. To date, Congress has funded all years of the multi-year major program contracts for which the Company has served as prime contractor or a subcontractor, although there can be no assurance that this will be the case in the future.


NON-U.S. GOVERNMENT CONTRACTS


  In addition to having contracts with the U.S. Government, the Company also has contracts with commercial and international organizations. For fiscal years 1998 and 1997, approximately 35% and 33%, respectively, of the Company's revenues were derived from non-U.S. Government contracts. These contracts are typically with commercial satellite operators, satellite manufacturers, aerospace systems integrators and foreign governments.

  Most of the Company's non-U.S. Government contracts are awarded competitively and are performed on a fixed price basis. Typically, these contracts are for turnkey systems that are delivered by the Company in six to eighteen months. Payment is most often based on delivery milestones established in the Company's contract. In addition, the contracts may include a system warranty period that lasts one to two years. The Company also offers extended support for the system on a fixed price or T&M basis.

  For certain of the Company's non-U.S. Government contracts, the Company often has terms in its contracts under which the customer can enforce performance of the Company or seek damages in case the Company does not perform as agreed to in the contract. Contracts may require the Company to post a performance bond, establish an irrevocable letter of credit or agree to pay liquidated damages in the event of late delivery.


BACKLOG


  The Company's estimated backlog is as follows:

                                         SEPTEMBER 30, 1998            SEPTEMBER 30, 1997
                                         ------------------            ------------------
  Outstanding Commitments (1)......           $ 17,389,358                  $ 14,010,47
  General Commitments (2)..........             25,212,281                   12,490,050
                                                ----------                   ----------
     Total........................            $ 42,601,639                  $26,500,527
                                                ===========                 ===========

_______________
  (1) Represents orders that are firm and funded.
  (2) Represents orders that are firm but not yet funded and contracts awarded but not yet signed.

  Under outstanding commitments, the Company agrees to provide specific services, frequently over an extended period of time, with continued performance of those services contingent upon the customer's year-to-year decision to fund the contract.

  General commitments consist of contract options and sole source business that management believes likely to be exercised or awarded in connection with existing contracts. Contract options are the Company's contractual agreement to perform specifically defined services only in the event the customer thereafter requests the Company to do so. Sole source business refers to contract work which the Company reasonably expects to be awarded based on its unique expertise in a specific area or because it has previously done all such work in that area for the customer or prime contractor who will award the contract. The Company estimates that 55% of backlog as of September 30, 1998 will be completed during fiscal year 1999. Estimated backlog includes contract options through September 30, 2002, including general commitments.

  Many of the Company's contracts are multi-year contracts and contracts with option years, and portions of these contracts are carried forward from one year to the next as part of the Company's contract backlog. The Company's total contract backlog represents management's estimate of the aggregate unearned revenues expected to be earned by the Company over the life of all of its contracts, including option periods. Because many factors affect the scheduling of projects, there can be no assurance as to when revenues will be realized on projects included in the

Company's backlog. In addition, although contract backlog represents only business which is considered to be firm, there can be no assurance that cancellations or scope adjustments will not occur. The majority of backlog represents contracts under the terms of which cancellation by the customer would entitle the Company to all or a portion of its costs incurred and potential fees to the date of cancellation.

  However, the Company also believes that backlog is not necessarily indicative of future revenues. The Company's backlog typically is subject to large variations from quarter to quarter as existing contracts are renewed or new contracts are awarded. Additionally, all U.S. Government contracts included in backlog may be terminated at the convenience of the government.

COMPETITION

  The Company experiences significant competition in all of the areas in which it does business. The Company believes it is one of four companies in the United States which derive the major portion of their revenue from the development of satellite ground systems. The Company competes with numerous companies having similar capabilities, some of which are larger and have considerably greater financial resources, including Lockheed Martin Corporation, Loral Space & Communications Ltd., Orbital Sciences Corporation, AlliedSignal, Computer Sciences Corporation, Alcatel Espace, Matra Marconi Space and Aerospatiale. Many of these competitors are significantly larger and have greater financial resources than the Company, and some of these competitors are divisions or subsidiaries of large, diversified companies that have access to the financial resources of their parent companies. In addition, several smaller companies have specialized capabilities in similar areas. In general, the markets in which the Company competes are not dominated by a single company; instead, a large number of companies offer services that overlap and are competitive with those offered by the Company. There can be no assurance that the Company will be able to compete successfully.

  Because its command and control business is specialized and the Company is a leader in COTS software products, the market for this business is somewhat less competitive. In the command and control software market, the Company competes against other companies in the space industry. The Company's products also face competition from certain Government off the Shelf (GOTS) products for satellite command and control. In its other business areas, ground equipment and systems integration, the Company competes against systems integrators and product manufacturers.

  The Company believes that the principal competitive factors in the businesses in which it operates are technical understanding, management capability, past contract performance, personnel qualifications and price.

  The Company principally obtains contracts and subcontracts through competitive procurements offered by the U.S. Government or commercial enterprises. Because of its size, the Company often joins with a larger company in pursuing major procurements. It is not unusual for the Company to compete with a company for a contract while simultaneously joining with the same company in pursuit of another contract.

  It is not possible to predict how the Company's competitive position may be affected by changing economic or competitive conditions, customer requirements or technological developments.

PROPRIETARY RIGHTS

  The Company regards its products as proprietary trade secrets and confidential information. The Company relies on a combination of common law copyright and trade secret laws, third-party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software. There can be no assurance, however, that in spite of these precautions, an unauthorized third party will not obtain and use information that the Company considers proprietary. To date, the Company has not registered any of its copyrights or trademarks. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. There can be no assurance that the mechanisms used by the Company to protect its software will be adequate or that the Company's competitors will not independently develop software products that are substantially equivalent or superior to the Company's products. None of the Company's software is patented. The Company believes that it has all necessary rights to market its products, although there can be no assurance third parties will not assert infringement claims in the future.

  The Company believes that, due to the nature of its products, the skill of personnel, knowledge and experience of management, and familiarity with the operation of the Company's products are more important in maintaining a leadership position in the industry than the protection of intellectual property rights.

EMPLOYEES

  The Company believes that its employees and their knowledge and capabilities are a major asset. The Company has been successful in attracting and retaining employees skilled in its core business competencies. The Company intends to continue to employ highly skilled personnel, as well as personnel knowledgeable concerning the needs and operations of its major customers.

  As of December 8, 1998, the Company employed approximately 184 employees of whom 180 are full-time employees and 148 of whom are considered professionals in engineering related disciplines. Of the engineering professionals, 94% have undergraduate degrees in a scientific discipline and 45% of those have advanced degrees in a scientific discipline. Approximately 86% of the engineering staff have at least seven years experience.

  The Company believes that its relations with its employees are good. None of the Company's employees are covered by collective bargaining agreements.

  There is significant competition for employees with the computer, engineering and information technology skills required to perform the services the Company offers. The Company's success will depend in part upon the Company's ability to attract, retain, train and motivate highly skilled employees.

RESEARCH AND DEVELOPMENT

  The Company is continually engaged in research and development activities both to improve its existing software products as well as probe additional product areas for the future growth and development of the Company. Currently, the Company is focusing its research and development efforts primarily on developing and improving the user interface systems for its COTS software products. In fiscal years 1998 and 1997, total capitalized software development expenditures were $693,309 and $816,730 respectively.

ENVIRONMENT

  No material effects on the Company's expenditures, earnings, or competitive position are anticipated as a result of compliance with federal, state, and local provisions which have been enacted or adopted regulating the discharge of material into the environment, or otherwise related to the protection of the environment.

FINANCING

  The Company has access to a general line of credit facility through which it can borrow up to $3.0 million. Borrowings under the line of credit bear interest at the Eurodollar Rate plus 1.9% per annum. Any accrued interest is payable monthly. The line of credit is secured by the Company's billed and unbilled accounts receivable. The line also has certain financial covenants, including minimum net worth and liquidity ratios. The line expires February 28, 1999. At September 30, 1998 and 1997, the Company had outstanding balances of zero dollars and $500,000, respectively, under such line of credit.

  The Company also has access to a $2.0 million equipment lease line of credit under which it had $1,150,000 and zero dollars outstanding as of September 30, 1998 and 1997 respectively. The balance is payable over 36 months and bears interest at a rate of 8.8% per annum. The unused portion of the line of credit will be used to finance future equipment purchases under substantially similar terms.

   See Footnote Numbers 5 and 7 of the notes to the Financial Statements for further information regarding these matters.

FINANCIAL INFORMATION IN INDUSTRY SEGMENTS

   During the year ended September 30, 1998, the Company's operations included two reportable segments:

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

ITEM 2. PROPERTIES
        -----------

   The Company's headquarters occupies approximately 25,600 square feet at 5000 Philadelphia Way, Lanham, Maryland 20706. The lease expires March 15, 1999, and the annual lease cost for this lease is approximately $226,000, excluding operating expenses of approximately $43,520. During fiscal year 1997 the Company contracted for an additional 17,638 square feet of space at 4200 Forbes Blvd. Lanham, Maryland 20706. This second lease expires April 15, 1999 and has an annual lease cost, excluding operating expenses, of approximately $148,000. The Company believes that adequate additional suitable space will be available as required.

   The Company is currently renegotiating its lease with its headquarters landlord to both expand its space and extend the term of its lease.

   The Company believes that it has adequate insurance coverage to protect its properties and assets.

ITEM 3. LEGAL PROCEEDINGS
        ----------------

   The Company is from time to time involved in litigation incidental to the conduct of its business. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of management, would be likely to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

   The Annual Meeting of Shareholders was held on July 22, 1998. The following matters were voted on by shareholders, and received the votes indicated.

     1.    The shareholders elected the following individuals to the Board of
           Directors:

--------------------------------------------------------------------------------
DIRECTOR                    FOR        AGAINST      ABSTAIN    BROKER NON-VOTES
--------------------------------------------------------------------------------
Dominic A. Laiti         5,616,474        0         196,902           0
--------------------------------------------------------------------------------
Robert P. Sadler         5,616,474        0         196,902           0
--------------------------------------------------------------------------------
Thomas L. Gough          5,616,474        0         196,902           0
--------------------------------------------------------------------------------
McComas                  5,616,474        0         196,902           0
--------------------------------------------------------------------------------
Steven R. Chamberlain    5,616,474        0         196,902           0
--------------------------------------------------------------------------------
Bonnie K. Wachtel        5,616,474        0         196,902           0
--------------------------------------------------------------------------------


     2. The shareholders ratified the appointment of Rubino & McGeehin, Chartered as independent accountants to the Company for the fiscal year ending September 30, 1998, as follows:

          ----------------------------------------------------------------------
                           FOR                AGAINST                ABSTAIN
          ----------------------------------------------------------------------
                        5,620,784              9,300                 183,292
           Total
          ----------------------------------------------------------------------


     3. The shareholders did not approve a proposed amendment to the Articles of Amendment and Restatement of the Articles of Incorporation that would have provided for a staggered Board of Directors and that would have provided that directors be removed only for cause and then only by the affirmative vote of at least sixty-seven percent of the holders of the aggregate combined voting power of all classes of capital stock entitled to vote. The vote was as follows:

          ----------------------------------------------------------------------
                           FOR                AGAINST                ABSTAIN
          ----------------------------------------------------------------------
                        3,588,532             536,920               1,687,924
           Total
          ----------------------------------------------------------------------


     4. The shareholders did not approve a proposed amendment to the Articles of Amendment and Restatement of the Articles of Incorporation which would have provided for the authorization of 1,000,000 shares of series preferred stock, par value $0.01, and would have vested in the Board of Directors the power to classify or reclassify such stock in one or more series. The vote was as follows:

          ----------------------------------------------------------------------
                           FOR                AGAINST                ABSTAIN
          ----------------------------------------------------------------------
                        3,487,782             601,720               1,723,874
           Total
          ----------------------------------------------------------------------


     5. The shareholders approved a proposed amendment to the Company's 1988 Stock Option Plan, as amended and restated January 1, 1994, which authorized an increase in the number of shares of the Company's common stock, par value $0.01, available for issuance thereunder by 600,000 shares and which allows for a "cashless" exercise of stock options issued after such amendment:

          ----------------------------------------------------------------------
                           FOR                AGAINST                ABSTAIN
          ----------------------------------------------------------------------
                        3,646,182             450,020               1,717,174
           Total
          ----------------------------------------------------------------------

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S MATTERS
        -----------------------------------------------------------------------

   The following table sets forth the high and low prices of the Common Stock as reported by The Nasdaq National Market, where the Common Stock trades under the Symbol "ISYS." The prices reported have been adjusted to give retroactive effect to changes resulting from stock dividends and stock splits.

               1998 FISCAL YEAR                   HIGH         LOW
               ----------------                   ----         ---
               First Quarter                      7.06         4.88
               Second Quarter                    16.00         6.59
               Third Quarter                     17.00        11.69
               Fourth Quarter                    18.50        10.63

               1997 FISCAL YEAR                  HIGH          LOW
               ----------------                  ----          ---
               First Quarter                      5.17         3.25
               Second Quarter                     5.08         3.66
               Third Quarter                      5.58         3.58
               Fourth Quarter                     6.00         4.50

   As of September 30, 1998, there were approximately 1,306 holders of record of the Company's Common Stock.

   Historically, the Company has not paid any cash dividends, nor does the Company anticipate declaring or paying cash dividends in the foreseeable future. Instead, the Company intends to invest earnings in the operations, development and growth of its business. The payment of future dividends on the Common Stock and the rate of such dividends, if any, will be determined in light of any applicable contractual restrictions limiting the Company's ability to pay dividends, the Company's earnings, financial condition, capital requirements and other factors deemed relevant by the Board of Directors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

   On October 1, 1998, the Company indefinitely postponed its secondary offering and withdrew its registration statement on Form S-1 filed with the Securities and Exchange Commission on July 2, 1998, as amended on July 13, 1998, due to adverse market conditions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

                        COMPARISON OF FISCAL YEAR 1998
                        -------------------------------
                              TO FISCAL YEAR 1997
                              -------------------

Overview

   Integral Systems, Inc. builds satellite ground systems for command and control, integration and test, data processing, and simulation. Since its inception in 1982, the Company has provided ground systems for over 100 different satellite missions for communications, science, meteorology, and earth resource applications. The Company has an established domestic and international customer base that includes government and commercial satellite operators, spacecraft and payload manufacturers, and aerospace systems integrators.

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

RESULTS OF OPERATIONS

     The components of the Company's income statement as a percentage of revenue are depicted in the following table for the fiscal years ended September 30, 1998 and September 30, 1997:

                                            % of                        % of
                              1998        REVENUE         1997        REVENUE
                              ----        -------         ----        -------
                         (IN THOUSANDS)             (IN THOUSANDS)
Revenue                      $28,036       100.0       $20,059         100.0
Cost of revenue               20,677        73.8        16,020          79.9
                             -------       -----       -------         -----

Gross margin                   7,359        26.2         4,039          20.1
SG&A                           3,047        10.9         2,303          11.5
Offering Expenses                378         1.4             0           0.0
Prod. amortization               660         2.4           660           3.3
                             -------       -----       -------         -----

Income from operations         3,274        11.7         1,076           5.3
Other income (exp.) net         -167         -.6           -64           -.3
                             -------       -----       -------         -----

Income before taxes            3,107        11.1         1,012           5.0
Income taxes                   1,198         4.3           383           1.9
                             -------       -----       -------         -----

Net income                     1,909         6.8           629           3.1
                             =======       =====       =======         =====

Revenue

   The Company earns revenue from sales of its products and services through contracts that are funded by the U.S. Government, both as a prime contractor or a subcontractor, as well as commercial and international organizations. The Company, through its wholly-owned subsidiary IMI, earns commission revenue by representing a number of electronic product manufacturers in Maryland, Virginia and the District of Columbia, principally in space related markets.

   Internally, the Company classifies revenues in two separate categories on the basis of the contracts' procurement and development requirements: (i) contracts which require compliance with Government procurement and development standards ("Government Services") are classified as government revenue, and (ii) contracts conducted according to commercial practices ("Commercial Products and Services") are classified as commercial revenue, regardless of whether the end customer is a commercial or government entity. Sales of the Company's COTS products are classified as Commercial Products and Services revenue. IMI sales of third-party hardware and software are also classified as Commercial Products and Services revenue.

   For the fiscal years ended September 30, 1998 and 1997 the Company's revenues were generated from the following sources:


   REVENUE TYPE                          1998      1997
   ------------                         ------    ------
   COMMERCIAL PRODUCTS & SERVICES
   Commercial Users                       35%       33%
   U.S. Government Users                   8        10
                                        -----     -----
     Subtotal                             43        43
                                        -----     -----
   GOVERNMENT SERVICES
   NOAA                                   43        41
   NASA                                    5         9
   Other U.S. Government Users             9         7
                                        -----     -----
     Subtotal                             57        57
                                        -----     -----

        Total                            100%      100%
                                        =====     =====

   Based on the Company's revenue categorization system, the Company classified 43% of its revenue as Commercial Products and Services revenue with the remaining 57% classified as Government Services revenue for both the fiscal years ended September 30, 1998 and 1997. By way of comparison, if the revenues were classified strictly according to end-user (independent of the Company's internal revenue categorization system), the U.S. Government would account for 65% and 67% of the total revenues for fiscal years 1998 and 1997, respectively.

   On a consolidated basis, revenue increased 39.8%, or $7.9 million, to $28.0 million for fiscal year 1998, from $20.1 million for fiscal year 1997. The increase was principally due to increases in both the Company's Government Services revenues and the Company's Commercial Products and Services revenues, the latter reflecting an expanding market acceptance for and sales of the Company's EPOCH product line and related services.

COST OF REVENUE/GROSS MARGIN

   The Company computes gross margin by subtracting cost of revenue from revenue. Included in cost of revenue are direct labor expenses, overhead charges associated with the Company's direct labor base and other costs that can be directly related to specific contract cost objectives, such as travel, consultants, equipment, subcontracts and other direct costs.

   Gross margins on contract revenues vary depending on the type of product or service provided. Generally, license revenues (related to the sale of the Company's COTS products) have the greatest gross margins because of the minimal associated marginal costs to produce. By contrast, gross margins rates for equipment and subcontract pass-throughs seldom exceed 15%. Engineering service gross margins typically range between 20% and 30%, while gross margins for IMI vary considerably depending on sales volume achieved.

   During fiscal year 1998, cost of revenue increased to $20.7 million from $16.0 million in fiscal year 1997 due primarily to increases in direct labor and related overhead costs necessary to staff the Company's new contracts and revenue growth. Cost of revenue expressed as a percentage of revenues, declined to 73.8% for fiscal year 1998 from 79.9% for fiscal year 1997 primarily due to a lower percentage of equipment and subcontract costs in the fiscal year 1998 cost of revenue mix.

   The Company's gross margin increased 82.2%, or $3.4 million, to $7.4 million for fiscal year 1998 from $4.0 million for fiscal year 1997. The increase was principally due to margin percentage improvements in all of the Company's revenue components (i.e. licenses, engineering services, pass-throughs and IMI) coupled with revenue growth. Most notably, engineering services margins increased considerably due to the virtual elimination of project overruns that adversely affected margins during fiscal year 1997. As a result of the foregoing factors, gross margin as a percentage of revenue was 26.2% during fiscal year 1998 compared to 20.1% for fiscal year 1997.

OPERATING EXPENSES/ INCOME FROM OPERATIONS

   Selling, General & Administrative expenses (SG&A) increased to approximately $3.0 million in fiscal year 1998 from $2.3 in fiscal year 1997. The change was primarily due to increases in the Company's selling and marketing infrastructure costs combined with increased bid and proposal expenses. As a percentage of revenue, however, SG&A accounted for only 10.9% of revenue in fiscal year 1998 compared to 11.5% in the preceding fiscal year. Product amortization was $660,000 for both fiscal years 1998 and 1997.

   During fiscal year 1998, the Company charged approximately $380,000 to operating expense in connection with its decision to indefinitely postpone a secondary public offering that was registered with the Securities and Exchange Commission (SEC) in July 1998 on Form S-1 and subsequently withdrawn in September 1998.

   Income from operations increased 204.3% to $3.3 million for fiscal year 1998 from $1.1million for fiscal year 1997 primarily due to increases in gross margin dollars described above. As a percentage of revenue, income from operations increased to 11.7% for fiscal year 1998 from 5.3% for the prior year. This increase was principally the result of improved gross margin rates combined with lower percentages of SG&A and product amortization as a function of revenue.

   The Company's effective tax rate was 38.6% and 37.8% for fiscal years 1998 and 1997 respectively.

OUTLOOK

   The Company's strong fiscal year results represent a continued trend from prior fiscal years of increased sales and profitability on those sales. At this time the Company has a significant backlog of work to be performed, as well as potential contract awards it believes are probable based on proposals in the pipeline. Management believes that operating results for future periods will continue to improve based on the following assumptions:

     . Demand for satellite technology and related products and services will continue to expand
     . Sales of its software products and engineering services will continue to increase
     .    Sales from its IMI subsidiary will continue to grow

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

   Since the Company's inception in 1982, it has been profitable on an annual basis and has generally financed its working capital needs through internally generated funds, supplemented by borrowings under the Company's general line of credit facility with a commercial bank and the proceeds from the Company's initial public offering in 1988.

   For fiscal year 1998, the Company generated approximately $2.6 million of cash from operating activities and used approximately $800,000 for investing activities, including approximately $690,000 for newly capitalized software development costs. During fiscal year 1998, the Company also purchased approximately $110,000 of fixed assets (principally new computers and equipment) and procured an additional $800,000 of electronic equipment under capital lease.

   The Company has access to a general line of credit facility through which it can borrow up to $3.0 million. Borrowings under the line of credit bear interest at the Eurodollar Rate plus 1.9% per annum. Any accrued interest is payable monthly. The line of credit is secured by the Company's billed and unbilled accounts receivable. The line also has certain financial covenants, including minimum net worth and liquidity ratios. The line expires February 28, 1999. At September 30, 1998, the Company had no amounts outstanding under the line of credit.

   The Company also has access to a $2.0 million equipment lease line of credit under which it had $1,150,000 outstanding as of September 30, 1998. The balance is payable over 36 months and bears interest at a rate of 8.8% per annum. The unused portion of the line of credit will be used to finance future equipment purchases under substantially similar terms.

   The Company currently anticipates that its current cash balances, amounts available under its credit facilities and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. The Company believes that inflation did not have a material impact on the Company's revenues or income from operations in fiscal years 1998 and 1997 to date.

YEAR 2000 COMPLIANCE

   Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. To distinguish 21st century dates from 20th century dates, these date code fields must be able to accept four digit entries. The Company has evaluated its information technology infrastructure and its software products for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure or its software products to be Year 2000 compliant will be material to its business, financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. No assurance can be given, however, that unanticipated or undiscovered Year 2000 compliance problems would not have a material adverse effect on the Company's business, financial condition or results of operations.

   In addition, the Company has limited information concerning the compliance status of its suppliers. Although the Company is not dependent on any one supplier or any group of suppliers, in the event that any of the Company's significant suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business, financial condition or results of operations could be materially adversely affected.

FORWARD LOOKING STATEMENTS

   Certain of the statements contained in this section, including those under the headings "Outlook" and "Liquidity and Capital Resources" are forward-looking. In addition, from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. While the Company believes that these statements are and will be accurate, a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's statements. The Company's business is dependent upon general economic conditions and upon various conditions specific to its industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may effect the Company's business including the following:

     . The presence of competitors with greater financial resources and their strategic response to the Company's new services.
     . The potential obsolescence of the Company's services due to the introduction of new technologies.
     . The response of customers to the Company's marketing strategies and services.
     .    Changes in activity levels in the Company's core markets.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------



                            INTEGRAL SYSTEMS, INC.
                               AND SUBSIDIARIES

                                   ______

                       CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                      AND
                         INDEPENDENT AUDITORS' REPORT

                               TABLE OF CONTENTS

DESCRIPTION                                                            PAGES
Independent Auditors' Report                                             1

Consolidated Balance Sheet as of September 30, 1998                      2

Consolidated Statements of Operations for the Years Ended
 September 30, 1998 and 1997                                             3

Consolidated Statements of Stockholders' Equity for the Years Ended
  September 30, 1998 and 1997                                            4

Consolidated Statements of Cash Flows for the Years Ended
 September 30, 1998 and 1997                                             5

Notes to Consolidated Financial Statements                              6-17

                         Rubino & McGeehin, Chartered
                         Certified Public Accountants
                        6905 Rockledge Drive, Suite 700
                           Bethesda, MD  20817-1818






                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Integral Systems, Inc.


     We have audited the accompanying consolidated balance sheet of Integral Systems, Inc. and its subsidiaries as of September 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integral Systems, Inc. and its subsidiaries as of September 30, 1998, and their consolidated results of operations and consolidated cash flows for the years ended September 30, 1998 and 1997, in conformity with generally accepted accounting principles.



November 20, 1998
Bethesda, Maryland

                   INTERGRAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATES BALANCE SHEET
                              SEPTEMBER 30, 1998

                                    ASSETS

                                Current assets
                                --------------
   Cash and cash equivalents                                        $ 3,055,144
   Accounts receivable                                               10,912,373
   Employee receivables and other receivables                             2,686
   Prepaid expenses                                                      52,472
   Deferred income taxes                                                182,691
                                                                    -----------

   Total current assets                                              14,205,366

Property and equipment, at cost, net of accumulated
  depreciation and amortization                                       1,180,425
                                  Deposits                               11,671
                                  --------
Software development costs, net of accumulated amortization           1,485,551
                                                                    -----------

   Total assets                                                     $16,883,013
                                                                    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                            Current liabilities
                            -------------------

   Accounts payable - trade                                         $ 3,083,964
   Accrued expenses                                                   2,263,688
   Capital lease payable - current portion                              401,386
   Billings in excess of revenue for contracts in progress              518,720
   Income tax payable                                                   747,777
                                                                    -----------

   Total current liabilities                                          7,015,535

Capital lease payable - long term portion                               748,446
                                                                    -----------

   Total liabilities                                                  7,763,981
                                                                    -----------

                          Commitments and contingencies
                          -----------------------------

Common stock, $.01 par value, 10,000,000 shares authorized,
  5,839,984 shares issued and outstanding                                58,399
                          Additional paid-in capital                  1,398,982
                          --------------------------
Retained earnings                                                     7,661,651
                                                                    -----------

   Total stockholders' equity                                         9,119,032
                                                                    -----------

   Total liabilities and stockholders' equity                       $16,883,013
                                                                    ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                 ____________

                                                                       1998                  1997
                                                                       ----                  ----
Revenue                                                              $ 28,035,506         $  20,058,984
                                                                     ------------         -------------
Cost of revenue
  Direct labor                                                          6,679,422             4,514,765
  Direct equipment and subcontracts                                     7,985,289             7,614,788
  Travel and other direct costs                                           951,895               628,598
  Overhead costs                                                        5,059,996             3,261,652
                                                                     ------------         -------------

    Total cost of revenue                                              20,676,602            16,019,803
                                                                     ------------         -------------

Gross margin                                                            7,358,904             4,039,181

Selling, general and administrative                                     3,047,042             2,303,294
Product amortization                                                      660,000               660,000
Offering expenses                                                         378,110                     -
                                                                     ------------         -------------

Income from operations                                                  3,273,752             1,075,887

Other income (expense)
  Interest income                                                          60,447                45,169
  Interest expense                                                        (86,556)              (10,509)
  Miscellaneous, net                                                     (140,816)              (98,375)
                                                                     ------------         -------------

Income before income taxes                                              3,106,827             1,012,172

Provision for income taxes                                              1,197,801               383,343
                                                                     ------------         -------------

  Net income                                                         $  1,909,026         $     628,829
                                                                     ============         =============

Weighted average number of common shares:
  Basic                                                                 5,793,433             5,718,060

  Diluted                                                               6,232,933             5,907,613

Earnings per share:
  Basic                                                              $        .33         $         .11
                                                                     ============         =============

  Diluted                                                            $        .31         $         .11
                                                                     ============         =============

 The accompanying notes are an integral part of these consolidated financial statements

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                _____________

                                                                     Common
                                                                     Stock at     Additional
                                                   Number of           Par          Paid-in       Retained
                                                    Shares            Value         Capital       Earnings          Total
                                                    ------            -----         -------       --------          -----
Balance, September 30, 1996                        5,715,198      $  57,152      $   777,684      $ 5,123,796   $  5,958,632
  Stock options exercised                              9,706             97           24,868                -         24,965
  Tax benefit of stock options exercised                   -              -            9,607                -          9,607
  Net income                                               -              -                -          628,829        628,829
                                                   ---------      ---------      -----------      -----------   -----------

Balance, September 30, 1997                        5,724,904         57,249          812,159        5,752,625      6,622,033
  Stock options exercised                            115,080          1,150          361,201                -        362,351
  Tax benefit of stock options exercised                   -              -          225,622                -        225,622
  Net income                                               -              -                -        1,909,026      1,909,026
                                                   ---------      ---------      -----------      -----------   -----------

Balance, September 30, 1998                        5,839,984      $  58,399      $ 1,398,982      $ 7,661,651   $ 9,119,032
                                                   =========      =========      ===========      ===========   ===========

 The accompanying notes are an integral part of these consolidated financial statements

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                ____________

                                                                            1998                      1997
                                                                            ----                      ----
Cash flows from operating activities:
 Net income                                                               $ 1,909,026             $   628,829
                                                                          -----------             -----------
 Reconciling adjustments:
  Depreciation and amortization                                             1,188,994                 977,536
  Change in deferred taxes                                                   (138,367)                 29,589
  Tax benefit of stock options exercised                                      225,622                   9,607
  (Increase) decrease in:
    Accounts receivable                                                    (1,843,966)             (4,218,521)
    Prepaid expenses and deposits                                              52,229                 (49,234)
    Employee receivables                                                       (1,486)                 23,000
  (Decrease) increase in:
    Accounts payable - trade                                                  196,545               2,100,718
    Accrued expenses                                                          760,367                 345,965
    Billings in excess of revenue for contracts in progress                  (284,461)                674,256
    Income tax payable                                                        572,767                 126,950
                                                                          -----------             -----------

      Total adjustments                                                       728,244                  19,866
                                                                          -----------             -----------

 Net cash provided by operating activities                                  2,637,270                 648,695
                                                                          -----------             -----------

Cash flows from investing activities:
 Acquisition of property and equipment                                       (108,648)               (720,233)
 Software development costs                                                  (693,309)               (816,728)
                                                                          -----------             -----------

 Net cash used in investing activities                                       (801,957)             (1,536,961)
                                                                          -----------             -----------

Cash flows from financing activities:
 Proceeds from sale/lease back                                                500,000                       -
 Payments on capital lease obligations                                       (149,134)                      -
 (Payments on) proceeds from line of credit                                  (500,000)                500,000
 Proceeds from exercise of stock options                                      362,351                  24,965
                                                                          -----------             -----------

 Net cash provided by financing activities                                    213,217                 524,965
                                                                          -----------             -----------

Net increase (decrease) in cash                                             2,048,530                (363,301)

Cash and cash equivalents, beginning of year                                1,006,614               1,369,915
                                                                          -----------             -----------

Cash and cash equivalents, end of year                                    $ 3,055,144             $ 1,006,614
                                                                          ===========             ===========

 The accompanying notes are an integral part of these consolidated financial statements

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1998 AND 1997


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

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                _______________


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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


     SOFTWARE DEVELOPMENT COSTS

     The Company has capitalized costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards No. 86, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis and has been recognized for those products available for market based on the products' estimated economic lives which average four years. Due to inherent technological changes in software development, however, the period over which such capitalized costs is being amortized may have to be modified.

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                ______________


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     EARNINGS PER SHARE

     Effective October 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This statement replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share is similar to the previously used fully diluted earnings per share. All earnings per share amounts have been restated to conform to SFAS No. 128. No reconciling items existed between the net income used for basic and diluted earnings per share. The only reconciling item between the shares used for basic and diluted earnings per share related to outstanding stock options. The earnings per share computations have been adjusted retroactively where appropriate for the stock splits discussed in Note 11.


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


2.   ACCOUNTS RECEIVABLE AND REVENUE

     Accounts receivable at September 30, 1998, consist of the following:

                                    BILLED
     Government Services
       Prime contracts                                    $ 3,414,165
       Subcontracts                                         1,725,807
     Commercial Products and Services                       1,788,922
                                                          -----------

        Total billed                                        6,928,894
                                                          -----------

                                   UNBILLED
     Government Services
       Prime contracts                                        868,020
       Subcontracts                                         1,812,102
     Commercial Products and Services                       1,303,357
                                                          -----------

        Total unbilled                                      3,983,479
                                                          -----------

       Total accounts receivable                          $10,912,373
                                                          ===========

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                ______________


2.   ACCOUNTS RECEIVABLE AND REVENUE (CONTINUED)


     Unbilled accounts receivable include amounts arising primarily from the use of the percentage-of-completion or other methods of recognizing revenue that differ from contractual billing terms. Substantially all unbilled receivables are expected to be billed and collected in one year.

     The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts funded by the U.S. government, as well as commercial and international organizations. The Company's subsidiary, IMI, earns commission revenue by representing electronic product manufacturers.

     The Company classifies contract revenues in two separate categories on the basis of the contract's procurement and development requirements: (i) contracts which require compliance with government procurement and development standards are classified as government revenue (Government Services) and (ii) contracts conducted according to commercial practices are classified as commercial revenue (Commercial Products and Services), regardless of whether the end customer is a commercial or government entity. Sales of the Company's commercial-off-the-shelf software products are classified as Commercial Products and Services revenue. IMI sales of third party hardware and software are also classified as Commercial Products and Services revenue.

     During the years ended September 30, 1998 and 1997, approximately 57% of the Company's revenue was from Government Services, primarily the National Oceanic and Atmospheric Administration (NOAA) and the National Aeronautics and Space Administration (NASA). The remaining revenue is from Commercial Products and Services as defined above.

     By the way of comparison, if revenues were reclassified according to end customer, the Company's revenue from U.S. government customers, both as a prime contractor and a subcontractor, for the years ended September 30, 1998 and 1997, was 65% and 67%, respectively. Revenue from non-U.S. government customers for the years ended September 30, 1998 and 1997, was 35% and 33%, respectively.

     For the year ended September 30, 1997, non-U.S. government revenue included one customer which provided revenue in excess of 10% of total annual revenue.

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                ______________


3.   PROPERTY AND EQUIPMENT


     Property and equipment as of September 30, 1998, are as follows:


     Electronic Equipment                                                 $  593,509
     Furniture and fixtures                                                   43,743
     Leasehold improvements                                                    7,863
     Software                                                                 55,040
     Equipment under capital lease                                         1,298,968
                                                                          ----------

      Total property and equipment                                         1,999,123
     Less:  accumulated depreciation and amortization                       (818,698)
                                                                          ----------

     Property and equipment, net                                          $1,180,425
                                                                          ==========

     As discussed in Note 7, the Company entered into a sale-leaseback arrangement for certain electronic equipment during the year ended September 30, 1998.


4.   SOFTWARE DEVELOPMENT

     Software development costs as of September 30, 1998, consist of the following:

     Costs Incurred                                                       $3,974,994
     Less:  accumulated amortization                                      (2,489,443)
                                                                          -----------

     Software development costs, net                                      $1,485,551
                                                                          ===========

Amortization expense for the years ended September 30, 1998 and 1997, was $660,000.


5.   LINE OF CREDIT


     The Company has a line of credit agreement with a bank at September 30, 1998, for $3,000,000. Borrowings under the line are due on demand and bear interest at the Eurodollar Rate, plus 1.9% per annum. The line of credit is secured by the Company's billed and unbilled accounts receivable and has certain financial covenants, including minimum net worth and liquidity ratios. The line expires February 28, 1999. At September 30, 1998, the Company had no outstanding balance under the line of credit.

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                ______________


6.   ACCRUED EXPENSES

     Accrued expenses at September 30, 1998, consist of the following:

     Accrued Payroll                                                 $1,154,476
     Accrued vacation                                                   515,990
     Payroll taxes                                                      261,887
     Retirement plan payable                                            327,798
     Other                                                                3,537
                                                                     ----------

      Total accrued expenses                                         $2,263,688
                                                                     ==========

7.   COMMITMENTS AND CONTINGENCIES

     Capital Leases

     During the year ended September 30, 1998, the Company secured a $2,000,000 equipment lease line of credit and entered into a sale-leaseback arrangement. Under the arrangement, the Company sold certain electronic equipment and leased it back for a period of three years. The leaseback has been accounted for as a capital lease. There was no significant difference between the book value and fair value of the equipment sold, and accordingly, no gain or loss from the sale was recorded.

     The Company also incurred additional capital lease obligations when it entered into new leases for equipment. The total capital lease additions were $1,298,966 for the year ended September 30, 1998. Future payments under the capital lease obligations at September 30, 1998, are as follows:


     Years ending September 30,  1999                             $  476,114
                                 2000                                488,394
                                 2001                                301,570
                                 2002                                 12,279
                                                                  ----------

     Total payments                                                1,278,357
     Less amount representing interest at 8.8% per annum            (128,525)
                                                                  ----------

     Present value of future lease payments                       $1,149,832
                                                                  ==========

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                ______________


7.   COMMITMENTS AND CONTINGENCIES (CONTINUED)


     Operating Leases

     The Company leases office space under two leases which expire in 1999. Future minimum lease payments under these operating leases are as follows:


        Year ending September 30,  1999                             $  190,000
                                                                     =========

     Lease payments do not include operating expenses or utilities, which are adjusted annually. Rent expense was $468,280 and $306,111, for the years ended September 30, 1998 and 1997, respectively.


     Government Contracts

     A significant portion of the Company's revenues represent payments made by the U.S. Government and by contractors that have prime contracts with the U.S. Government. These revenues are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). Audits by the DCAA have been completed on the Company's contracts and subcontracts through the year ended September 30, 1996. Management is of the opinion that any disallowances of costs for subsequent fiscal years by the government auditors, other than amounts already provided, will not materially affect the Company's financial statements.


8.   INCOME TAXES

     For the years ended September 30, 1998 and 1997, the provision for income taxes consists of the following:

                                                    1998                1997
                                                    ----                ----
     Current tax expense
      Federal                                    $1,096,247           $289,616
      State                                         239,921             64,138
                                                  ----------          --------
                                                  1,336,168            353,754
     Deferred tax (benefit) expense                (138,367)            29,589
                                                  ----------          --------

      Total provision                            $1,197,801           $383,343
                                                  ==========          ========

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                ______________


8.   INCOME TAXES (CONTINUED)

     At September 30, 1998, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                                       Asset (Liability)
     Depreciation and Amortization                                              $(22,445)
     Vacation accrual                                                            201,236
     Revenue reserve                                                               3,900
                                                                                --------

      Net deferred tax asset                                                    $182,691
                                                                                ========

     The effective income tax rates differ from the statutory United States income tax rate due principally to the following:

                                                     1998            1997
                                                     ----            ----
     Federal statutory rate                          34.0%           34.0%
     State tax, net of federal
      income tax benefit                              4.6             4.6
     Other                                              -            (0.7)
                                                     ----            ----

     Effective rate                                  38.6%           37.9%
                                                     ====            ====


9.   PROFIT SHARING AND EMPLOYEE BENEFITS PLANS

     The Company has a profit sharing and 401(k) plan for the benefit of substantially all employees. Profit sharing contributions consist of discretionary amounts determined each year by the Board of Directors of the Company based upon net profits for the year and total compensation paid. The 401(k) feature allows employees to make elective deferrals not to exceed 10% of compensation. The Company also has a money purchase plan which obligates the Company to contribute 5% of eligible salaries under the plan. For the years ended September 30, 1998 and 1997, contributions to the plans totalled $797,470 and $570,829, respectively.

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                ______________


10.  STOCK OPTION PLAN


     Effective May 25, 1988, as amended on January 1, 1994, the Company established a stock option plan to create additional incentives for the Company's employees, consultants and directors to promote the financial success of the Company. The Board of Directors has sole authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock under this plan. At September 30, 1998, the maximum number of shares of common stock which may be issued pursuant to the stock option plan is 1,800,000. The price of each option is set at the stock's bid price on the date of the Board of Directors meeting at which the option is granted. Options expire no later than ten years from the date of grant (five years for greater-than-10% owners) or when employment ceases, whichever comes first, and vest from one to five years.


     The stock option plan is accounted for under Accounting Principles Board
     (APB) Opinion No. 25. Accordingly, no compensation has been recognized for the plan. Had compensation cost for the plans been determined based on the estimated fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, the Company's net income and earnings per share for the years ended September 30, 1998 and 1997, would have been:

                                                              1998                1997
                                                              ----                ----
     Net income:
      As reported                                          $ 1,909,026        $  628,829
      Pro forma                                            $ 1,511,608        $  358,991

     Earnings per share:
      As reported  -   basic                                  $   0.33           $  0.11
                   -   dilutive                               $   0.31           $  0.11
      Pro forma    -   basic                                  $   0.26           $  0.06
                   -   dilutive                               $   0.24           $  0.06

     The fair value of the options granted is estimated on the date of the grant using the Black-Scholes options pricing model assuming the following: no dividend yield, risk-free interest rate of 6%, expected volatility of 40%, and an expected term of the options of four years. Stock option balances and activity discussed herein have been adjusted for the stock splits discussed in Note 11.

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                  ___________

10. STOCK OPTION PLAN (CONTINUED)


    At September 30, 1998, options to purchase stock under this plan were outstanding to employees as follows:


                               Number of    Exercise Price
                                Shares       Per Share

                                67,872      $  1.00 - 1.99
                                96,522      $  2.00 - 2.99
                               367,600      $  3.00 - 3.99
                               115,800      $  4.00 - 4.99
                                14,200      $  5.00 - 5.99
                                 4,000      $  6.00 - 6.99
                                 4,000      $  9.00 - 9.99
                                17,000      $12.00 - 12.99
                                 9,000      $13.00 - 13.99
                                 5,000      $14.00 - 14.99
                                11,500      $15.00 - 15.99
                               -------
                               712,494
                               =======

    Of the options outstanding at September 30, 1998, 418,228 options are exercisable immediately, and 294,266 options are exercisable over the next four years. Transactions involving the plan for the years ended September 30, 1998 and 1997, were as follows:


                                                             Weighted Average
                                                    Shares    Exercise Prices

     Options outstanding, September 30, 1996        707,922      $3.33
         Granted                                     39,024      $4.38
         Exercised                                   (9,706)     $2.57
         Cancelled                                        -        N/A
                                                    -------

     Options outstanding, September 30, 1997        737,240      $3.40
         Granted                                     98,308      $9.17
         Exercised                                 (115,080)     $5.09
         Cancelled                                   (7,974)     $3.26
                                                   --------

     Options outstanding, September 30, 1998        712,494      $4.23
                                                   ========

     The weighted average fair values of options granted during the years ended September 30, 1998 and 1997 were $3.72 and $1.72, respectively.

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                  ___________


11. STOCK SPLITS AND AUTHORIZED SHARES


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


12. BUSINESS SEGMENT INFORMATION

    During the years ended September 30, 1998 and 1997, the Company's operations included two reportable segments: Satellite ground systems and electronic test instrumentation and equipment marketing.


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


                                        1998             1997
                                        ----             ----
    Net sales
      Satellite ground systems      $26,621,259            $19,521,353
      Equipment marketing           $ 1,414,246            $   537,631

    Income before taxes
      Satellite ground systems      $ 2,623,586            $   882,483
      Equipment marketing           $   483,241            $   129,689

    Identifiable assets
      Satellite ground systems      $13,208,837            $11,130,040
      Equipment marketing           $   369,512            $   192,414

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                  ___________


12. BUSINESS SEGMENT INFORMATION (CONTINUED)


                                              1998             1997
                                              ----             ----

    Capital expenditures
      Satellite ground systems              $106,855          $705,146
      Equipment marketing                   $  1,793          $ 15,087

    Depreciation and amortization
      Satellite ground systems              $522,929          $312,706
      Equipment marketing                   $  6,065          $  4,830


    Identifiable assets of the respective segments include accounts receivable, property and equipment, and software development costs. Cash and cash equivalents and the remaining assets are considered corporate assets. There were no significant intercompany sales. Satellite ground systems capital expenditures for the year ended September 30, 1998, excludes the addition of equipment under capital leases totalling $1,298,966.


13. SUPPLEMENTAL CASH FLOW INFORMATION

    For the years ended September 30, 1998 and 1997, income taxes paid, net of refunds, were $537,733 and $214,360, respectively, and interest expense incurred and paid was $86,556 and $10,509, respectively.

    Capital lease obligations of $1,298,966 were incurred during the year ended September 30, 1998, when the Company entered into new leases for equipment.

ITEM 8.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          ----------------------------------------------------


  None

                                    PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          -------------------------------------------------------------
          COMPLIANCE WITH  SECTION 16(A) OF THE EXCHANGE ACT.
          ---------------------------------------------------

   Name                     Position with the Company
   ----                     -------------------------

   Steven R. Chamberlain    Chairman of the Board, Chief Executive Officer and
                            Director

   Thomas L. Gough          President, Chief Operating Officer, and Director

   Robert P. Sadler         Vice President, Quality Control, Secretary,
                            Treasurer, and Director

   Steven K. Kowal          Vice President, Commercial Products

   Steven A. Carchedi       Vice President, Commercial Programs

   Donald F. Mack, Jr.      Vice President, Integration & Test Programs

   William I. Tittley       Vice President, Asia Pacific Operations

   Elaine M. Parfitt        Vice President and Chief Financial Officer

   Patrick R. Woods         Vice President, Government Programs

   B. Clark Austin          Vice President, Marketing and Sales, Commercial
                            Programs

   Bonnie K. Wachtel        Outside Director

   Dominic A. Laiti         Outside Director

   R. Doss McComas          Outside Director

   Directors serve until the next annual meeting of stockholders or until successors have been duly elected and qualified. Officers of the Company serve at the discretion of the Board of Directors.

STEVEN R. CHAMBERLAIN, 43, a Company founder, has been Chairman of the Board since June 1992, President since May 1988, and a Director since 1982. He served as Vice President from 1982 until he became President. From 1978 to 1982, OAO Corporation employed Mr. Chamberlain where he progressed from Systems Analyst to Manager of the Offutt Air Force Base field support office. Mr. Chamberlain holds a B.S. degree in Physics from Memphis State University and has done graduate work in Physics and Mathematics at Memphis State and the University of Maryland. Mr. Chamberlain is married to Kimberly A. Chamberlain, who was the Company's Vice President and Chief Financial Officer until her resignation in February 1997.

THOMAS L. GOUGH, 50, became a member of the Company's staff in January, 1984.
In March 1996, he was elected to the Board of Directors of the Company. He has served as President and Chief Operating Officer of the Company since June, 1992. For three years before being named President, he served as Vice President and Chief Financial Officer. Prior to joining the Company, he was employed by Business and Technological Systems, Inc., serving initially as a Project Leader and later as the Software Systems Division Manager. From 1972 to 1977, he was employed by Computer Sciences Corporation, where he progressed from Programmer Analyst to Section Manager. Mr. Gough earned a B.S. degree from the University of Maryland where he majored in Information Systems Management in the School of Business and Public Administration.

ROBERT P. SADLER, 48, a Company founder, has been a Director, Secretary, and Treasurer since 1982. In May 1988, he was appointed Vice President of Administration; in June 1992, he was appointed Vice President, Quality Control. From 1976 to 1982, OAO Corporation ("OAO") employed Mr. Sadler where he progressed from Computer Analyst to Project Manager. Mr. Sadler obtained a B.S. in Mathematics and a B.S. in Computer Sciences from Pennsylvania State University, and a M.S. in Management of Information Systems Technology from George Washington University.

STEVEN K. KOWAL, 45, a Company founder, has been with the Company since 1982.
In May 1998, he was appointed Vice President, Commercial Products while in May 1988, he was appointed Vice President of Engineering Manufacturing. Mr. Kowal is the Chairman of the Board of IMI. From 1979 to 1982, OAO employed Mr. Kowal, where he was a Manager of Hardware Development on several of OAO's major systems. Mr. Kowal holds a B.S. degree in Electrical Engineering from the University of Delaware.

STEVEN A. CARCHEDI, 46, joined the Company in 1991, and has been Vice President of Commercial Programs since 1994. Before joining the Company as a full-time employee in 1991, Mr. Carchedi worked with the Company for two years as an independent business development consultant. Previously, he worked for Computational Engineering, Inc., where he held positions as a Mathematician, Program Manager, Corporate Director, and Vice President of Business Development. Mr. Carchedi holds a B.S. degree in Mathematics from Wake Forest University and a M.A. degree in Mathematics from the University of Maryland.

DONALD F. MACK, JR., 45, joined the Company in 1986 and has been Vice President, Integration and Test Programs since May 1998. In July 1989, he was appointed Vice President of Engineering. He is currently developing new business areas for the Company. From 1979 to 1986, General Electric Corporation's Space Systems Division employed Mr. Mack where he progressed from Design Engineer to Senior Project Supervisor for systems development. Mr. Mack holds a B.S. degree in Electrical Engineering from Northeastern University and a M.S. degree in Electrical Engineering from Johns Hopkins University.

WILLIAM I. TITTLEY, 55, joined the Company in 1992, performing as Project Manager on the first EPOCH 2000 sale to the Chinese Government. In March 1995, Mr. Tittley was appointed Vice President, Asia Pacific Operations, to oversee the Company's operations and business development in that region. Formerly, Mr. Tittley was with OAO (from 1977 through 1992), where he performed duties as Director of Space Systems Programs in charge of the technical and financial direction of aerospace programs. Mr. Tittley holds a B.S. equivalent in Aerospace Vehicle Design from the Academy of Aeronautics (State University of New York), and has pursued graduate studies in Astronomy at the University of Maryland and in Engineering at the California Coast University.

ELAINE M. PARFITT, 35, joined the Company in 1983. She served as Staff Accountant/Personnel Administrator until January 1995, when she was promoted to Controller/Director of Accounting. In March 1997, Ms. Parfitt was appointed Vice President and Chief Financial Officer. She holds a B.S. degree in Accounting from the University of Maryland.

B. CLARK AUSTIN, 44, joined the Company in 1998 and is Vice President, Marketing
and Sales, Commercial Programs.   Before joining the Company, Mr. Austin was a
founder of TSI Telsys Corp., where as a corporate officer he held positions as Director of Sales and Vice President, Sales and Marketing. Mr. Austin holds an A.A. Degree in Aviation Administration from Mesa College and has studied Business Administration at the University of San Diego.

PATRICK R. WOODS, 43, joined the Company in 1995, and has been Vice President, Government Programs since May 1998 and has been Vice President, NOAA Programs since 1996. From 1994 to 1995, he worked for Space Systems/Loral (SS/L), and from 1985 to 1994, he worked for the Lockheed Martin Corporation (formerly Loral Aerospace). Mr. Woods served as the Director of Mission Operations for both SS/L and the AeroSys Division of Loral Aerospace. While at Loral Aerospace, Mr. Woods received the NASA Public Service Group Achievement Award from NASA Administrator Admiral Richard Truly for his management of the Hubble Space Telescope control center development and launch support. Mr. Woods holds a B.S. in Public Administration and a M.P.A. in Public Management from Indiana University.

BONNIE K. WACHTEL, 43, has served as an outside director since May 1988. Since 1984, she has been Vice President, General Counsel, and a Director of Wachtel & Co., Inc., an investment-banking firm in Washington, DC. Ms. Wachtel serves as a Director of several corporations, including VSE Corporation and Information Analysis, Inc. She holds a B.A. and M.B.A. from the University of Chicago, and a J.D. from the University of Virginia, and is a Certified Financial Analyst.

DOMINIC A. LAITI, 67, was elected as an outside director of the Company in July 1995. Mr. Laiti is presently employed as an independent consultant and was President and Director of Globalink, Inc. from, January 1990 to December 1994. He has over 26 years of experience in starting, building, and managing high-technology private and public companies with annual revenues from $2 million to over $120 million. Mr. Laiti was President of Hadron, Inc. from 1979 to 1989; Vice President of Xonics, Inc. from 1972 to 1979; and Vice President of KMS Industries from 1968 to 1972. He is a former Director of United Press International, Saturn Chemicals Company, Hadron, Inc., Telecommunications Industries, Inc., MAXXAM Technology, Inc., and Jupiter Technology, Inc.

R. DOSS MCCOMAS, 44, joined the Board as an outside director in July 1995. He is President of Integrated Wireless Systems, Inc. a manufacturer and integrator of cellular and wireless local loop systems. Previously, he held positions with COMSAT RSI, including Chairman of its divisions, Equity Investments and Plexsys International, Vice President of Acquisitions, Strategic Planning and International Marketing as well as General Counsel. He holds a B.A. degree from Virginia Polytechnic Institute; an M.B.A. from Mt. Saint Mary's; and a J.D. from Gonzaga University.

ITEM 10.  EXECUTIVE COMPENSATION



a.   Summary Compensation Table
     --------------------------


The following table sets forth compensation received by the Company's CEO and four highest paid executive officers that earned over $100,000 during the fiscal year ended September 30, 1998:

                                        ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                                        -------------------                      ----------------------
                                                                                 AWARDS                PAYOUTS
                                                                                 ------                -------
      NAME AND PRINCIPAL                                                         SHARES                 OTHER
          POSITION                  YEAR        SALARY        BONUS        UNDERLYING OPTIONS   COMPENSATION ($)/(1)/
          --------                  ----        ------        -----       ------------------   -------------------
CHIEF EXECUTIVE OFFICER
 Steven. R. Chamberlain             1998         $140,120    $30,000                   0                $13,847
                                    1997         $117,088    $13,000                   0                $11,639
                                    1996         $114,179    $14,000              90,000                $11,486

CHIEF OPERATING OFFICER/PRES.
  Thomas L. Gough                   1998         $125,251    $20,000                   0                $12,357
                                    1997         $106,242    $11,000                   0                $10,508
                                    1996         $101,581    $ 8,000              60,000                $10,061

VICE PRES. COMMERCIAL PROGS.
  Steven A. Carchedi                1998         $122,432    $20,000                   0                $11,092
                                    1997         $103,701    $11,000                   0                $10,136
                                    1996         $ 97,771    $12,000              60,000                $ 9,572

VICE PRES. COMMERCIAL PRODS.
  Steven K. Kowal                   1998         $119,672    $12,000                   0                $11,711
                                    1997         $102,257    $10,000                   0                $10,001
                                    1996         $ 97,771    $ 9,000              24,000                $ 9,572

VICE PRES. GOVERNMENT PROGS.
  Patrick R. Woods /(2)/            1998         $117,284    $15,000                   0                $12,382
                                    1997         $104,857    $ 8,000                   0                $ 9,674
                                    1996         $ 68,950    $ 5,000                   0                $ 4,824

(1) All other Compensation represents employer pension contributions. It does not include the value of insurance premiums paid by or on behalf of the Company with respect to term life insurance for the benefit of each identified individual at $528, $472 and $463 in 1998, 1997 and 1996, respectively.
(2)  Partial Year at the Company in 1996


  There were no options or SAR's granted to named officers during the fiscal year ended September 30, 1998.

b. Compensation Pursuant to Plans
   ------------------------------

    The Company's Board of Directors awards annual bonuses to officers and employees on a discretionary basis. Currently no formal plan exists for determining bonus amounts.

    Effective October 1, 1987, the Company established a 401K pension and profit sharing plan ("the Plan") under Section 401 of the Internal Revenue Code ("the Code"). Under the Plan the Company contributes annually an amount equal to 5% of an eligible employee's salary, and may make additional contributions of up to 7.0% of an eligible employee's salary. The employee may contribute up to an additional 10% as salary deferral. In fiscal years 1998 and 1997, the Company contributed a total of 11% of eligible employees' salaries to the plans.

c. Stock Option Plan
   -----------------

    Effective May 25, 1988, the Company established a stock option plan, as amended and restated in 1994 and 1998 (the ''Stock Option Plan''), to create additional incentives for the Company's employees, consultants and directors to promote the financial success of the Company. The Stock Option Committee has the authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock of the Company under this plan. The maximum number of shares of Common Stock which may be issued pursuant to the Stock Option Plan was increased from 300,000 to 1,200,000 during fiscal year 1994. At the Annual Meeting of stockholders of the Company held on July 22, 1998 (the ''1998 Annual Meeting''), the stockholders approved an amendment and restatement of the Stock Option Plan which, among other changes, increased the number of shares subject to options under the Stock Option Plan from 1,200,000 to 1,800,000 shares. Options to purchase a total of 98,308 shares of Common Stock were issued and options to purchase 115,080 shares of Common Stock were exercised during fiscal year 1998. The Company has reserved for issuance an aggregate of 1,494,236 shares of Common Stock of which options to purchase 712,494 shares are outstanding. Pursuant to the Stock Option Plan, options may be incentive stock options within the meaning of Section 422 of the Code or nonstatutory stock options, although incentive stock options may be granted only to employees.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

    No named executive officer exercised any option shares during the fiscal year ended September 30, 1998.

      NAME             NUMBER OF SECURITIES UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED "IN-THE-MONEY" OPTIONS
     -----                  OPTIONS AT SEPT. 30, 1998                               AT SEPT. 30, 1998 (1)
--------------------------------------------------------------------------------------------------------------------
                            EXERCISABLE        UNEXERCISABLE           EXERCISABLE           UNEXERCISABLE
--------------------------------------------------------------------------------------------------------------------
Steven R. Chamberlain           83,478              51,522             $1,012,236               $606,774
---------------------------------------------------------------------------------------------------------------------
Thomas L. Gough                 22,000              36,000             $  254,870               $417,060
---------------------------------------------------------------------------------------------------------------------
Steven A. Carchedi             104,628              27,372             $1,361,691               $324,189
---------------------------------------------------------------------------------------------------------------------
Steven K. Kowal                 15,000               9,000             $  178,800               $107,280
---------------------------------------------------------------------------------------------------------------------
Patrick R. Woods                     0                   0             $        0               $      0
--------------------------------------------------------------------------------------------------------------------

   (1) Value for "In the Money" options represents the difference between the exercise prices of outstanding options and the fair market value of the Company's common stock of $15.50 per share at September 30, 1998.

d. Compensation of Directors
   -------------------------

   Presently, outside directors who are not employees of the Company receive $5,000 per year for their services. Bonnie K. Wachtel, Dominic A. Laiti and R. Doss McComas are outside directors who are not employees of the Company.

e. Termination of Employment and Change of Control Termination
   -----------------------------------------------------------

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


a.  Security Ownership of Certain Beneficial Owners (as of 9/30/98)
    ---------------------------------------------------------------

None.

b.  Security Ownership of Management (as of 9/30/98)
    ------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock, par value $.01, as of September 30, 1998, by (i) each director and officer of the Company and (ii) all directors and executive officers as a group. Except as indicated in the table, the address of each below-named director and executive officer is that of the Company's principal executive offices.

NAME AND ADDRESS OF BENEFICIAL OWNER       AMOUNT AND NATURE OF          PERCENT OF
------------------------------------       --------------------          ----------
                                             BENEFICIAL OWNER              CLASS
                                             ----------------              -----
EXECUTIVE OFFICERS, DIRECTORS
Steven R. Chamberlain                             436,718 (1)               7.4%
Thomas L. Gough                                   183,100 (2)               3.1%
Robert P. Sadler                                  263,818 (3)               4.5%
Elaine M. Parfitt                                  14,400 (4)                *
Donald F. Mack, Jr                                 46,100 (5)                *
Steven K. Kowal                                   225,076 (6)               3.8%
Steven A. Carchedi                                131,628 (7)               2.2%
William I. Tittley                                 16,800 (8)                *
Patrick Woods                                         --                     *
B. Clark Austin                                       --                     *

Bonnie K. Wachtel                                  38,400 (9)                *
  1101 Fourteenth Street, N.W.
  Suite 800
  Washington, D.C. 20036

Dominic A. Laiti                                   24,000(10)                *
  12525 Knoll Brook Drive
  Clifton, Va. 22024

R. Doss McComas                                    24,000(11)                *
  409 Biggs Drive
  Front Royal, Va. 22630

All Directors and Executive Officers as a group
  (13 persons).                                    1,404,040               22.8%

 *   Less than one percent of the Common Stock outstanding.
(1) Includes outstanding options to purchase 83,478 shares of Common Stock which are exercisable within 60 days.
(2) Includes outstanding options to purchase 22,000 shares of Common Stock which are exercisable within 60 days.
(3) Includes 239,760 shares, which Mr. Sadler holds with his wife, and 3,900 as trustee for his children. Also includes outstanding options to purchase 1,878 shares of Common Stock which are exercisable within 60 days.
(4) Includes outstanding options to purchase 1,500 shares of Common Stock which are exercisable within 60 days.
(5) Includes outstanding options to purchase 6,000 shares of Common Stock which are exercisable within 60 days.
(6) Includes outstanding options to purchase 15,000 shares of Common Stock which are exercisable within 60 days.
(7) Includes outstanding options to purchase 104,628 shares of Common Stock which are exercisable within 60 days.
(8) Includes outstanding options to purchase 15,000 shares of Common Stock which are exercisable within 60 days.
(9) Includes outstanding options to purchase 12,000 shares of Common Stock which are exercisable within 60 days.
(10) Includes outstanding options to purchase 24,000 shares of Common Stock which are exercisable within 60 days.
(11) Includes outstanding options to purchase 24,000 shares of Common Stock which are exercisable within 60 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

   None.


ITEM 13. EXHIBITS, LISTS, AND REPORTS ON FORM 8K
         ---------------------------------------

       (a)    Exhibits


       3.1   Amended and Restated Articles of Incorporation of the Company

       3.2   Amended and Restated By-Laws of the Company

       4.1 Specimen Common Stock Certificate (Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-58453) filed by the Company with the Commission on July 2, 1998)

       10.1 1988 Stock Plan (Incorporated by reference to the Registration Statement on Form S-8 (File No. 333- 61559) filed by the Company with the Commission on August 14, 1998)

       10.2 Contract effective May 17, 1996 between Integral Systems Inc. and the U.S. National Oceanic and Atmospheric Administration (Incorporated by reference to the Company's Annual Report on Form 10-KSBA filed by the Company with the Commission on July 10, 1997). (Portions of this exhibit have been omitted pursuant to an order for confidential treatment granted by the Commission)

       10.3 Lease dated April 1, 1987, as amended, between Integral Systems Inc. and Washington Business Park Associates

       10.4 Master Equipment Lease Agreement dated December 3, 1997 between Integral Systems Inc. and NationsBanc Leasing Corporation Certificate (Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-58453) filed by the Company with the Commission on July 2, 1998)

       10.5 Loan Agreement dated November 14, 1997 between Integral Systems Inc. and NationsBank N.A. and Promissory Note dated November 14, 1997 by Integral Systems Inc. in favor of NationsBank N.A. (Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-58453) filed by the Company with the Commission on July 2, 1998)

       11.1  Computation of Per Share Earnings

       21.1  List of Subsidiaries of the Registrant

       23.1  Consent of Rubino & McGeehin, Chartered

       27.1  Financial Data Schedule


       (b)    Reports on Form 8-K


         The Company did not file any reports on Form 8-K for the fiscal year ended September 30, 1998.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                             TITLES                            DATE


/s/ Steven R. Chamberlain    Chairman of the Board, Director,          12/23/98
--------------------------                                             --------
     Steven R. Chamberlain   Chief Executive Officer



/s/ Thomas L. Gough          President, Chief Operating Officer,       12/23/98
--------------------------                                             --------
     Thomas L. Gough         Director



/s/ Robert P. Sadler         Vice President of Quality Control,        12/23/98
--------------------------                                             --------
     Robert P. Sadler        Secretary & Treasurer; Director



/s/ Bonnie K. Wachtel        Director                                  12/23/98
--------------------------                                             --------
     Bonnie K. Wachtel



/s/ Dominic A. Laiti         Director                                  12/23/98
--------------------------                                             --------
     Dominic A. Laiti



/s/ R. Doss McComas          Director                                  12/23/98
--------------------------                                             --------
     R. Doss McComas

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         INTEGRAL SYSTEMS, INC.



DATE:   12/23/98                  BY:   /s/ Steven R. Chamberlain
                                       ----------------------------
                                       Steven R. Chamberlain
                                       Chairman of the Board and
                                       Chief Executive Officer



DATE:  12/23/98                   BY:   /s/ Thomas L. Gough
                                       ----------------------------
                                       Thomas L. Gough
                                       President, Chief Operating Officer
                                       Director



DATE: 12/23/98                    BY:   /s/ Elaine M. Parfitt
                                       -----------------------------
                                       Elaine M. Parfitt
                                       Chief Financial Officer, Principal
                                       Accounting Officer

                            INTEGRAL SYSTEMS, INC.


                               INDEX TO EXHIBITS


(a)  Exhibits


     3.1   Amended and Restated Articles of Incorporation of the Company
     3.2   Amended and Restated By-Laws of the Company
     4.1 Specimen Common Stock Certificate (Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-58453) filed by the Company with the Commission on July 2, 1998).
     10.1 1988 Stock Plan (Incorporated by reference to the Registration Statement on Form S-8
           (File No. 333-61559) filed by the Company with the Commission on August 14, 1998).
     10.2 Contract effective May 17, 1996 between Integral Systems Inc. and the U.S. National Oceanic and Atmospheric Administration (Incorporated by reference to the Company's Annual Report on Form 10-KSBA filed by the Company with the Commission on July 10, 1997). (Portions of this exhibit have been omitted pursuant to an order for confidential treatment granted by the Commission).
     10.3 Lease dated April 1, 1987, as amended, between Integral Systems Inc. and Washington Business Park Associates.
     10.4 Master Equipment Lease Agreement dated December 3, 1997 between Integral Systems Inc. and NationsBanc Leasing Corporation Certificate (Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-58453) filed by the Company with the Commission on July 2, 1998).
     10.5 Loan Agreement dated November 14, 1997 between Integral Systems Inc. and NationsBank N.A. and Promissory Note dated November 14, 1997 by Integral Systems Inc. in favor of NationsBank N.A. (Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-58453) filed by the Company with the Commission on July 2, 1998).
     11.1  Computation of Per Share Earnings
     21.1  List of Subsidiaries of the Registrant
     23.1  Consent of Rubino & McGeehin, Chartered
     27.1  Financial Data Schedule