Form 10QSB
period 1998-12-31
INTEGRAL SYSTEMS INC /MD/
filed 1999-02-16
CIK 718130

                            INTEGRAL SYSTEMS, INC.
                                    10-QSB
                              FOR QUARTER ENDING
                               DECEMBER 31, 1998

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC   20549
                                  FORM 10-QSB

(mark one)
 X   Quarterly report pursuant to Section 13 or 15 (d) of the Securities
---
     Exchange Act of 1934

     For the quarterly period ended December 31, 1998 or

___  Transition report pursuant to Section 13 or 15 (d) of the Securities

     Exchange Act of 1934

     For the transition period from ____ to ____

Commission file number    0-18603
                          -------


                            INTEGRAL SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its chapter)


             Maryland                                  52-1267968
--------------------------------------------------------------------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)


     5000 Philadelphia Way, Suite A, Lanham, MD            20706
--------------------------------------------------------------------------------
     (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code     (301) 731-4233
                                                   -----------------------------

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


As of December 31, 1998 the aggregate market value of the Common Stock of the Registrant (based upon the average bid and ask prices of the Common Stock as reported by the market makers) held by non-affiliates of the Registrant was $91,490,175.

Registrant had 5,868,856 shares of common stock outstanding as of December 31, 1998

Transitional Small Business Disclosure Format (check one):

                   Yes      No  X
                       ---     ---

                            INTEGRAL SYSTEMS, INC.
                               TABLE OF CONTENTS




                                                                          Page No.
                                                                          --------
PART I.   FINANCIAL INFORMATION:

  Item 1.  Financial Statements


     Balance Sheets - December 31, 1998 and September 30, 1998...........     1

     Statements of Operations Three Months
         Ended December 31, 1998 and December 31, 1997...................     3

     Statement of Stockholders' Equity Three Months
        Ended December 31, 1998..........................................     4

     Statement of Cash Flow Three Months Ended December 31, 1998
        and December 31, 1997............................................     5

     Notes to Financial Statements.......................................     6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................     8


PART II.  OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8-K..............................    13

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   December 31, 1998 and September 30, 1998


ASSETS
                                                              December 31,            September 30,
                                                                 1998                    1998
                                                          ------------------       -----------------

CURRENT ASSETS
      Cash                                                       $ 2,736,337             $ 3,055,144
      Accounts Receivable                                         10,059,464              10,915,059
      Prepaid Expenses                                                48,703                  52,472
      Deferred Income Taxes                                          182,691                 182,691
                                                          ------------------       -----------------
TOTAL CURRENT ASSETS                                              13,027,195              14,205,366

FIXED ASSETS
      Electronic Equipment                                           359,703                 560,509
      Furniture & Fixtures                                            38,166                  43,743
      Leasehold Improvements                                           7,863                   7,863
      Software Purchases                                              43,457                  55,040
      Equip. Under Capital Lease                                   1,531,997               1,331,968
                                                          ------------------       -----------------
SUBTOTAL                                                           1,981,186               1,999,123
      Less: Accumulated Depreciation                                 739,929                 818,698
                                                          ------------------       -----------------
TOTAL FIXED ASSETS                                                 1,241,257               1,180,425

OTHER ASSETS
      Software Development Costs                                   1,590,703               1,485,551
      Deposits                                                        11,671                  11,671
                                                          ------------------       -----------------
TOTAL OTHER ASSETS                                                 1,602,374               1,497,222

TOTAL ASSETS                                                     $15,870,826             $16,883,013
                                                          ==================       =================




                       See Notes to Financial Statements

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   December 31, 1998 and September 30, 1998


LIABILITIES & STOCKHOLDERS' EQUITY
                                                                                   December 31,            September 30,
                                                                                       1998                    1998
                                                                                -----------------       -----------------
CURRENT LIABILITIES
      Accounts Payable                                                                $ 2,433,795             $ 3,083,964
      Accrued Expenses                                                                  1,961,171               2,263,688
      Capital Leases Payable                                                              362,202                 401,386
      Billings in Excess of Cost                                                          259,865                 518,720
      Income Taxes Payable                                                                287,248                 747,777
                                                                                -----------------       -----------------
TOTAL CURRENT LIABILITIES                                                               5,304,281               7,015,535
                                                                                -----------------       -----------------

LONG TERM LIABILITIES
      Capital Leases Payable                                                              888,685                 748,446
                                                                                -----------------       -----------------
TOTAL LONG TERM LIABILITIES                                                               888,685                 748,446

STOCKHOLDERS' EQUITY
      Common Stock, $.01 par value,
      10,000,000 shares authorized, and
      5,868,856 and 5,839,984 shares issued
      and outstanding at December 31, 1998
      and September 30, 1998, respectively                                                 58,689                  58,399
      Additional Paid-in Capital                                                        1,500,579               1,398,982
      Retained Earnings                                                                 8,118,592               7,661,651
                                                                                -----------------       -----------------
TOTAL STOCKHOLDERS' EQUITY                                                              9,677,860               9,119,032
                                                                                -----------------       -----------------
TOTAL LIABILITIES &                                                                   $15,870,826             $16,883,013
                                                                                =================       =================
STOCKHOLDERS' EQUITY



                       See Notes to Financial Statements

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     Three Months Ended
                                                                        December 31,
                                                                 1998                    1997
                                                            ------------            ------------
Revenue                                                       $7,676,486              $6,558,978

Cost of Revenue
        Direct Labor                                           2,071,440               1,278,654
        Overhead Costs                                         1,661,728               1,061,090
        Travel and Other Direct Costs                            259,946                 115,810
        Direct Equipment & Subcontracts                        1,658,672               2,739,849
                                                            ------------            ------------
Total Cost of Revenue                                          5,651,786               5,195,403
                                                            ------------            ------------

Gross Margin                                                   2,024,700               1,363,575
                                                            ------------            ------------

Selling, General & Administrative                              1,046,658                 686,419
Product Amortization                                             165,000                 165,000
                                                            ------------            ------------

Income From Operations                                           813,042                 512,156

Other Income (Expense)
        Interest Income                                           38,148                  10,494
        Interest Expense                                         (30,409)                (24,931)
        Miscellaneous, net                                       (76,340)                (51,896)
                                                            ------------            ------------
Total Other Income (Expense)                                     (68,601)                (66,333)

Income Before Income Taxes                                       744,441                 445,823

Provision for Income Taxes                                       287,500                 172,200
                                                            ------------            ------------

Net Income                                                    $  456,941              $  273,623
                                                            ============            ============

Weighted Average Number of Common Shares:
Basic                                                          5,857,499               5,740,238
Diluted                                                        6,647,766               5,907,613

Earnings per share:
Basic                                                              $0.08                   $0.05
                                                                   -----                   -----
Diluted                                                            $0.07                   $0.05
                                                                   -----                   -----

                       See Notes to Financial Statements

                            INTEGRAL SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1998

                                                         Common
                                        Number           Stock           Additional
                                         of             at Par            Paid-in             Retained
                                       Shares            Value            Capital             Earnings              Total
                                     -----------      -----------      -------------        -------------     ---------------
Balance September 30, 1998             5,839,984          $58,399         $1,398,982           $7,661,651          $9,119,032

Stock Options exercised                   28,872              290            101,597                    -             101,887

Net income                                     -                -                  -              456,941             456,941
                                   -------------    -------------    ---------------      ---------------     ---------------

Balance December 31, 1998              5,868,856          $58,689         $1,500,579           $8,118,592          $9,677,860
                                   =============    =============    ===============      ===============     ===============

                                                 INTEGRAL SYSTEMS, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Three Months Ended
                                                                                             December 31,
                                                                                    1998                       1997
                                                                             ----------------           ---------------
Cash flows from operating activities:

Net income                                                                         $  456,941                $  273,623
                                                                             ----------------           ---------------

Adjustments to reconcile net income to
   net cash provided by operating activities:
             Depreciation and amortization                                            308,189                   262,334
             (Increase) decrease in:
                           Accounts receivable                                        855,595                   484,430
                           Prepaid expenses                                             3,769                  (243,033)

             (Decrease) increase in:
                           Accounts payable                                          (650,169)                 (635,691)
                           Accrued expenses                                          (302,517)                 (136,442)
                           Billings in excess of cost                                (258,855)                 (407,498)
                           Income taxes payable                                      (460,529)                   (6,340)
                                                                             ----------------           ---------------
Total adjustments                                                                    (504,517)                 (682,240)
                                                                             ----------------           ---------------

Net cash provided (used) by operations                                                (47,576)                 (408,617)
                                                                             ----------------           ---------------

Cash flow from investing activities:
             Acquisition of fixed assets                                               (3,992)                  (98,560)
             Increase in software development costs                                  (270,152)                 (116,275)
             Increase in other assets                                                       0                    (2,400)
                                                                             ----------------           ---------------

Net cash provided (used) in investing activities                                     (274,144)                 (217,235)
                                                                             ----------------           ---------------

Cash flow from financing activities:
             Proceeds from issuance of common stock                                   101,887                    78,042
             Payments on capital lease obligations                                    (98,974)                  487,737
                                                                             ----------------           ---------------

Net cash provided by financing activities                                               2,913                   565,779
                                                                             ----------------           ---------------

Net increase (decrease) in cash                                                      (318,807)                  (60,073)
Cash - beginning of year                                                            3,055,144                 1,006,614
                                                                             ----------------           ---------------

Cash - end of period                                                               $2,736,337                $  946,541
                                                                             ================           ===============

                            INTEGRAL SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------

     The interim financial statements include the accounts of Integral Systems, Inc. (ISI or the Company) and its two wholly-owned subsidiaries, Integral Marketing, Inc. (IMI) and InterSys, Inc. (INTSYS). In the opinion of management, the financial statements reflect all adjustments consisting only of normal recurring accruals necessary for a fair presentation of results for such periods. The financial statements, which are condensed and do not include all disclosures included in the annual financial statements, should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 1998. The results of operations for any interim period are not necessarily indicative of results for the full year.

     Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

2.   Accounts Receivable
     -------------------

     Accounts receivable at December 31, 1998 and September 30, 1998 consist of the following:

                      December 31,            September 30,
                         1998                     1998
                     ---------------        ---------------

Billed                   $ 5,702,432            $ 6,928,894
Unbilled                   4,353,277              3,983,479
Other                          3,755                  2,686
                     ---------------        ---------------
Total                    $10,059,464            $10,915,059
                     ===============        ===============

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

3.   Line of Credit
     --------------

     The Company has a line of credit agreement with a local bank for $3,000,000. Borrowings under the line of credit bear interest at the
     Eurodollar Rate plus 1.9% per annum.   The line of credit is secured by the
     Company's billed and unbilled accounts receivable and has certain financial covenants, including minimum net worth and liquidity ratios. The line expires February 28, 1999. At December 31, 1998 and September 30, 1998, the Company had no outstanding balance under the line of credit.

4.   Capital Lease
     -------------

     The Company has access to a $2.0 million equipment lease line of credit that had a balance of $1,250,887 at December 31, 1998. The balance is payable over 36 months and bears interest at a rate of 8.89% per annum. The unused portion of the line of credit will be used to finance future equipment purchases under substantially similar terms.

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

6.   Business Segment Information
     ----------------------------

     During the periods ended December 31, 1998 and December 31, 1997, the Company's operations included two reportable segments: Satellite ground systems and electronic test instrumentation and equipment marketing.

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


Net Sales                             December 31, 1998      December 31, 1997
                                     ------------------    --------------------
      Satellite ground systems           $7,344,112              $6,248,467
      Equipment marketing                $  332,374              $  310,511

Income before taxes
      Satellite ground systems           $  639,856              $  340,967
      Equipment marketing                $  104,585              $  104,856

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        Comparison of the Three Months Ended December 31, 1998 and 1997
        ---------------------------------------------------------------


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

The Company has developed innovative software products that reduce the cost and minimize the development risk associated with traditional custom-built systems. The Company believes that it was the first to offer a comprehensive COTS ("Commercial-Off-The-Shelf") software product line for command and control. As a systems integrator, the Company leverages these products to provide turnkey satellite control facilities that can operate multiple satellites from any manufacturer. These systems offer significant cost savings for customers that have traditionally purchased a separate custom control center for each of their satellites.


Results of Operations

The components of the Company's income statement as a percentage of revenue are depicted in the following table:


                               Three Months Ended          Three Months Ended
                                   December 31                 December 31

                                              % of                        % of
                                 1998        Revenue         1997        Revenue
                            --------------   -------    --------------   -------
                            (in thousands)              (in thousands)
Revenue                         $7,676        100.0         $6,559        100.0
Cost of Revenue                  5,651         73.6          5,195         79.2
                                ------        -----         ------        -----

Gross Margin                     2,025         26.4          1,364         20.8

Operating Expenses
    SG&A                         1,047         13.6            687         10.5
    Prod. Amortization             165          2.2            165          2.5
                                ------        -----         ------        -----

Income from Operations             813         10.6            512          7.8
Other (net)                        -69          -.9            -66         -1.0
                                ------        -----         ------        -----

Pretax Income                      744          9.7            446          6.8

Income Taxes                       287          3.7            172          2.6
                                ------        -----         ------        -----

Net Income                      $  457          6.0         $  274          4.2
                                ======        =====         ======        =====

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


For the three months ended December 31, 1998 and 1997 the Company's revenues were generated from the following sources:

                                           Three Months Ended December 31
                                           ------------------------------
     Revenue Type                                1998         1997
     ------------                                ----         ----
     Commercial Products & Services

     Commercial Users                              22%          35%
     U.S. Government Users                          5           18
                                                 ----         ----
     Subtotal                                      27           53

     Government Services

     NOAA                                          54           35
     NASA                                           9            5
     Other U.S. Government Users                   10            7
                                                 ----         ----
     Subtotal                                      73           47

     Total                                        100%         100%
                                                 ====         ====

Based on the Company's revenue categorization system, the Company classified 27% and 53% of its revenue as Commercial Products and Services revenue with the remaining 73% and 47% classified as Government Services revenue for the three months ended December 31, 1998 and 1997, respectively. By way of comparison, if the revenues were classified strictly according to end-user (independent of the Company's internal revenue categorization system), the U.S. Government would account for 78% and 65% of the total revenues for the three months ended December 31, 1998 and 1997, respectively.

On a consolidated basis, revenue increased 17%, or $1.1 million, to $7.7 million for the three months ended December 31, 1998, from $6.6 million for the three months ended December 31, 1997. This increase in revenue was due to increases in the Company's Government Services revenues as U.S. Government customers increased their purchases of the Company's EPOCH product line and related services. Commercial Products and Services revenues declined approximately
$1.4 for the three months ended December 31, 1998, compared to the three months ended December 31, 1997. This decline was attributable to a reduction in purchases by commercial customers of low margin equipment pass-throughs of approximately $1.6 million in the current quarter from last year's first quarter. Despite the declines in commercial equipment pass-through revenues, commercial license and service revenues increased 14% between the periods being compared.

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

Cost of revenue increased to $5.7 million for the three months ended
December 31, 1998, from $5.2 million for the three months ended December 31, 1997, due primarily to increases in direct labor and related overhead costs necessary to staff the Company's new contracts and revenue growth. Cost of revenue expressed as a percentage of revenues, declined to 73.6% for the three months ended December 31, 1998 from 79.2% for the three months ended
December 31, 1997 primarily due to a lower percentage of equipment and subcontract costs in the fiscal year 1999 cost of revenue mix.

The Company's gross margin increased 48%, or $660,000 to $2.0 million for the three months ended December 31, 1998, from $1.4 million for the three months ended December 31, 1997. This increase was principally due to margin percentage improvements in most of the Company's revenue components (i.e. licenses, engineering services and pass-throughs) coupled with revenue growth. Margins for IMI declined slightly between the periods being compared. As a result of the foregoing factors, gross margin as a percentage of revenue was 26.4% during the three months ended December 31, 1998, compared to 20.8% for the three months ended December 31, 1997.


Operating Expenses/Income from Operations

Selling, General & Administrative expenses ("SG&A") increased to approximately $1.0 million during the three months ended December 31, 1998, from $700,000 in the three months ended December 31, 1997. The change was primarily due to increases in the Company's selling and marketing infrastructure costs combined with increased management labor costs and expenses associated with the implementation of a new accounting and management information system. As a percentage of revenue, SG&A accounted for 13.6% of revenue the three months ended December 31, 1998 compared to 10.5% in the three months ended December 31, 1997. Product amortization was $165,000 for each of the three months ended December 31, 1998 and 1997.

Income from operations increased 59% to $800,000 for the three months ended December 31, 1998, from $500,000 for the three months ended December 31, 1997, primarily due to increases in gross margin dollars described above. As a percentage of revenue, income from operations increased to 10.6% for the three months ended December 31, 1998, from 7.8% for the prior year's first quarter. This increase was principally the result of improved gross margin rates combined with a lower percentage of product amortization as a function of revenue, but partially offset by a higher percentage of SG&A against revenue.


The Company's effective tax rate was 38.6% for both the three months ended December 31, 1998 and 1997.

Outlook

The Company's strong first quarter represents a continued trend from prior fiscal years of increased sales and profitability on those sales. At this time the Company has a significant backlog of work to be performed, as well as potential contract awards that it believes are probable based on proposals in the pipeline. Management believes that operating results for future periods will continue to improve based on the following assumptions:

    . Demand for satellite technology and related products and services will continue to expand
    . Sales of its software products and engineering services will continue to increase
    .    Sales from its IMI subsidiary will continue to grow


                        Liquidity and Capital Resources
                        -------------------------------

Since the Company's inception in 1982, it has been profitable on an annual basis and has generally financed its working capital needs through internally generated funds, supplemented by borrowings under the Company's general line of credit with a commercial bank and the proceeds from the Company's initial public offering in 1988.

For the three months ended December 31, 1998, the Company used approximately $50,000 of cash from operating activities and used approximately $275,000 for investing activities, including approximately $270,000 for newly capitalized software development costs. The Company anticipates that it will spend more cash on software development in fiscal year 1999 than in fiscal year 1998, as it completes NT versions of its software products. During the three months ended December 31, 1998, the Company also purchased approximately $200,000 of electronic equipment under its capital lease.

The Company has access to a general line of credit through which it can borrow up to $3.0 million. Borrowings under the line of credit bear interest at the Eurodollar Rate plus 1.9% per annum. Any accrued interest is payable monthly. The line of credit is secured by the Company's billed and unbilled accounts receivable. The line also has certain financial covenants, including minimum net worth and liquidity ratios. The line expires February 28, 1999. At December 31, 1998, the Company had no amounts outstanding under the line of credit.

The Company also has access to a $2.0 million equipment lease line of credit under which it had $1,250,000 outstanding as of December 31, 1998. The balance is payable over 36 months and bears interest at a rate of 8.8% per annum. The unused portion of the line of credit will be used to finance future equipment purchases under substantially similar terms.


The Company currently anticipates that its current cash balances, amounts available under its credit facilities and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. The Company believes that inflation did not have a material impact on the Company's revenues or income from operations during the quarter ended December 31, 1998 or in past fiscal years.


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

PART II.  OTHER INFORMATION
---------------------------

6.   Exhibits and Reports on Form 8-K

     a. Exhibits
        --------

         3.1 Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to the Company's Annual Report on Form 10-KSB filed by the Company with the Commission on December 29,
              1998).

         3.2 Amended and Restated By-Laws of the Company (Incorporated by reference to the Company's Annual Report on Form 10-KSB filed by the Company with the Commission on December 29, 1998).

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

        10.3 Lease dated April 1, 1987, as amended, between Integral Systems Inc. and Washington Business Park Associates. (Incorporated by reference to the Company's Annual Report on Form 10-KSB filed by the Company with the Commission on December 29, 1998).

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

        11.1  Computation of Per Share Earnings

        23.1 Consent of Rubino & McGeehin, Chartered. (Incorporated by reference to the Company's Annual Report on Form 10-KSB filed by the Company with the Commission on December 29, 1998).

        27.1  Financial Data Schedule

     b. Reports on Form 8-K
        -------------------

        None.

                                  SIGNATURES
                                  ----------




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INTEGRAL SYSTEMS, INC.
                                    ---------------------
                                    (Registrant)



Date:    February 12, 1999        By: /s/
         -----------------           ---------------------------------
                                  Thomas L. Gough
                                  President & Chief Operating Officer



Date:    February 12, 1999        By: /s/
         -----------------           ---------------------------------
                                  Elaine M. Parfitt
                                  Vice President & Chief Financial Officer