Form 10QSB
period 1999-03-31
INTEGRAL SYSTEMS INC /MD/
filed 1999-05-14
CIK 718130

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC   20549
                                  FORM 10-QSB
(mark one)
 X   Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act
---
     of 1934

     For the quarterly period ended MARCH 31, 1999 or
                                    --------------

___ Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________

Commission file number       0-18603
                             -------

                            INTEGRAL SYSTEMS, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


               Maryland                                52-1267968
--------------------------------------------------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)


   5000 Philadelphia Way, Suite A, Lanham, MD             20706
--------------------------------------------------------------------------------
    (Address of principal executive offices)           (Zip Code)


Issuer's telephone number, including area code          (301) 731-4233
                                                --------------------------------

     (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X     No ____
                            ---

Registrant had 5,926,256 shares of common stock outstanding as of MARCH 31, 1999

Transitional Small Business Disclosure Format (check one):

Yes____      No   X
                 ---

                            INTEGRAL SYSTEMS, INC.

                               TABLE OF CONTENTS


                                                                           Page No.
                                                                           --------
PART I.   FINANCIAL INFORMATION:

  Item 1. Financial Statements

    Balance Sheets - March 31, 1999 and September 30, 1998...............       1

    Statements of Operations - Three and Six Months
     Ended March 31, 1999 and March 31, 1998.............................       3

    Statement of Stockholders' Equity - Six Months
     Ended March 31, 1999................................................       4

    Statement of Cash Flow - Six Months Ended March 31, 1999
     and March 31, 1998..................................................       5

    Notes to Financial Statements........................................       6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................       8


PART II.  OTHER INFORMATION:

  Item 6. Exhibits and Reports on Form 8-K...............................      16

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1999 AND SEPTEMBER 30, 1998

ASSETS
                                               March 31,    September 30,
                                                 1999           1998
                                             ------------   -------------
CURRENT ASSETS
     Cash                                    $  2,751,034   $   3,055,144
     Accounts Receivable                       13,380,852      10,915,059
     Prepaid Expenses                              46,188          52,472
     Deferred Income Taxes                        182,691         182,691
                                             ------------   -------------
TOTAL CURRENT ASSETS                           16,360,765      14,205,366

FIXED ASSETS
     Electronic Equipment                         364,872         560,509
     Furniture & Fixtures                          38,166          43,743
     Leasehold Improvements                        14,038           7,863
     Software Purchases                            43,461          55,040
     Equip. Under Capital Lease                 1,821,671       1,331,968
                                             ------------   -------------
SUBTOTAL                                        2,282,208       1,999,123
     Less:  Accumulated Depreciation              907,918         818,698
                                             ------------   -------------

TOTAL FIXED ASSETS                              1,374,290       1,180,425

OTHER ASSETS
     Software Development Costs                 1,667,391       1,485,551
     Deposits                                      11,671          11,671
                                             ------------   -------------
TOTAL OTHER ASSETS                              1,679,062       1,497,222

TOTAL ASSETS                                 $ 19,414,117   $  16,883,013
                                             ============   =============

                       See Notes to Financial Statements

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1999 AND SEPTEMBER 30, 1998

LIABILITIES & STOCKHOLDERS' EQUITY

                                               March 31,    September 30,
                                                 1999           1998
                                             ------------   -------------
CURRENT LIABILITIES
     Accounts Payable                        $  3,697,398   $   3,083,964
     Accrued Expenses                           2,483,858       2,263,688
     Capital Leases Payable                       537,408         401,386
     Billings in Excess of Cost                 1,043,920         518,720
     Income Taxes Payable                         167,247         747,777
                                             ------------   -------------
TOTAL CURRENT LIABILITIES                       7,929,831       7,015,535
                                             ------------   -------------

LONG TERM LIABILITIES
     Capital Leases Payable                       863,803         748,446
                                             ------------   -------------
TOTAL LONG TERM LIABILITIES                       863,803         748,446

STOCKHOLDERS' EQUITY
     Common Stock, $.01 par value,
     10,000,000 shares authorized, and
     5,926,256 and 5,839,984 shares issued
     and outstanding at March 31, 1999
     and September 30, 1998, respectively          59,263          58,399
     Additional Paid-in Capital                 1,614,402       1,398,982
     Retained Earnings                          8,946,818       7,661,651
                                             ------------   -------------

TOTAL STOCKHOLDERS' EQUITY                     10,620,483       9,119,032
                                             ------------   -------------

TOTAL LIABILITIES &                          $ 19,414,117   $  16,883,013
                                             ============   =============
STOCKHOLDERS' EQUITY

                       See Notes to Financial Statements

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended                     Six Months Ended
                                                          March 31,                              March 31,
                                                   1999               1998                1999              1998
                                              ---------------    ---------------     ---------------   ---------------
Revenue                                       $     9,827,993    $     5,826,753     $    17,504,479   $    12,385,731

Cost of Revenue
   Direct Labor                                     2,535,765          1,523,419           4,607,205         2,802,073
   Overhead Costs                                   1,740,206          1,268,115           3,401,934         2,329,206
   Travel and Other Direct Costs                      341,812            211,525             601,758           327,335
   Direct Equipment & Subcontracts                  2,692,606          1,090,126           4,351,278         3,829,974
                                              ---------------    ---------------     ---------------   ---------------
Total Cost of Revenue                               7,310,389          4,093,185          12,962,175         9,288,588
                                              ---------------    ---------------     ---------------   ---------------

Gross Margin                                        2,517,604          1,733,568           4,542,304         3,097,143
                                              ---------------    ---------------     ---------------   ---------------

Selling, General & Administrative                     957,650            674,598           2,004,308         1,361,017
Product Amortization                                  165,000            165,000             330,000           330,000
                                              ---------------    ---------------     ---------------   ---------------

Income From Operations                              1,394,954            893,970           2,207,996         1,406,126

Other Income (Expense)
   Interest Income                                     19,748              9,425              57,896            19,919
   Interest Expense                                   (37,645)           (22,983)            (68,054)          (47,914)
   Miscellaneous, net                                 (27,631)           (37,230)           (103,971)          (89,126)
                                              ---------------    ---------------     ---------------   ---------------
Total Other Income (Expense)                          (45,528)           (50,788)           (114,129)         (117,121)

Income Before Income Taxes                          1,349,426            843,182           2,093,867         1,289,005

Provision for Income Taxes                            521,200            325,600             808,700           497,800
                                              ---------------    ---------------     ---------------   ---------------

Net Income                                    $       828,226    $       517,582     $     1,285,167   $       791,205
                                              ===============    ===============     ===============   ===============

Weighted Average Number of Common Shares:
Basic                                               5,910,394          5,781,836           5,857,499         5,762,786
Diluted                                             6,283,722          6,216,684           6,289,785         6,132,469

Earnings per share:
Basic                                         $          0.14    $          0.09     $          0.22   $          0.14
Diluted                                       $          0.13    $          0.08     $          0.20   $          0.13

                       See Notes to Financial Statements

                            INTEGRAL SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED MARCH 31, 1999

                                          COMMON
                              NUMBER       STOCK     ADDITIONAL
                                OF        AT PAR      PAID-IN      RETAINED
                              SHARES       VALUE      CAPITAL      EARNINGS      TOTAL
                              ------       -----      -------      --------      -----
Balance September 30, 1998   5,839,984   $ 58,399   $1,398,982   $7,661,651   $ 9,119,032

Stock Options exercised         86,272        864      215,420           --       216,284

Net income                          --         --           --    1,285,167     1,285,167
                             ---------   --------   ----------   ----------   -----------

Balance March 31, 1999       5,926,256   $ 59,263   $1,614,402   $8,946,818   $10,620,483
                             =========   ========   ==========   ==========   ===========

                            INTEGRAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Six Months Ended
                                                                                     March 31,
                                                                            1999                  1998
                                                                        --------------        -------------
Cash flows from operating activities:

Net income                                                              $    1,285,167        $     791,205
                                                                        --------------        -------------

Adjustments to reconcile net income to net
  cash provided by operating activities:
       Depreciation and amortization                                           641,179              521,916
       (Increase) decrease in:
                   Accounts receivable                                      (2,465,794)          (1,317,702)
                   Prepaid expenses                                              6,285             (131,575)
       (Decrease) increase in:
                   Accounts payable                                            613,434             (992,678)
                   Accrued expenses                                            220,170              328,235
                   Billings in excess of cost                                  525,200              624,347
                   Income taxes payable                                       (580,530)             139,690
                                                                        --------------        -------------
Total adjustments                                                           (1,040,056)            (827,767)
                                                                        --------------        -------------

Net cash provided (used) by operations                                         245,111              (36,562)
                                                                        --------------        -------------

Cash flow from investing activities:
       Acquisition of fixed assets                                             (15,340)            (101,215)
       Increase in software development costs                                 (511,840)            (291,197)
       Increase in other assets                                                      0               (2,400)
                                                                        --------------        -------------

Net cash provided (used) in investing activities                              (527,180)            (394,812)
                                                                        --------------        -------------

Cash flow from financing activities:
       Proceeds from sale/lease back                                                 0              500,000
       Proceeds from issuance of common stock                                  216,284              267,328
       Payments on capital lease obligations                                  (238,325)             (40,092)
                                                                        --------------        -------------

Net cash provided by financing activities                                      (22,041)             727,236
                                                                        --------------        -------------

Net increase (decrease) in cash                                               (304,110)             295,862

Cash - beginning of year                                                     3,055,144            1,006,614
                                                                        --------------        -------------

Cash - end of period                                                    $    2,751,034        $   1,302,476
                                                                        ==============        =============

                            INTEGRAL SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------

     The interim financial statements include the accounts of Integral Systems, Inc. ("ISI" or the Company) and its two wholly-owned subsidiaries, Integral Marketing, Inc. ("IMI") and InterSys, Inc. ("INTSYS"). In the opinion of management, the financial statements reflect all adjustments consisting only of normal recurring accruals necessary for a fair presentation of results for such periods and necessary to make such financial statements not misleading. The financial statements, which are condensed and do not include all disclosures included in the annual financial statements, should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 1998. The results of operations for any interim period are not necessarily indicative of results for the full year.

     Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

2.   Accounts Receivable
     -------------------

     Accounts receivable at March 31, 1999 and September 30, 1998 consist of the following:

                                       March 31,              September 30,
                                         1999                     1998
                                   -----------------        ------------------
          Billed                   $       6,622,311        $        6,928,894
          Unbilled                         6,755,360                 3,983,479
          Other                                3,181                     2,686
                                   =================        ==================
          Total                    $      13,380,852        $       10,915,059
                                   =================        ==================

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

3.   Line of Credit
     --------------

     The Company has a line of credit agreement with a local bank for $3,000,000. Borrowings under the line of credit bear interest at the Eurodollar Rate plus 1.9% per annum. The line of credit is secured by the Company's billed and unbilled accounts receivable and has certain financial covenants, including minimum net worth and liquidity ratios. The line expires July 31, 1999. At March 31, 1999 and September 30, 1998, the Company had no outstanding balance under the line of credit.

4.   Capital Lease
     -------------

     The Company has access to a $2.0 million equipment lease line of credit that had a balance of $1,401,211 at March 31, 1999. The balance is payable over 36 months and bears interest at a rate of 8.89% per annum. The unused portion of the line of credit will be used to finance future equipment purchases under substantially similar terms.

5.   Stock Splits
     ------------

     On June 4, 1997, the Company's stockholders approved an increase to the Company's authorized shares from 2.0 million to 10.0 million and also authorized a three-for-one stock split which became effective in July 1997. On May 29, 1998, the Company's board of directors declared a two-for-one stock split in the form of a 100% stock dividend for stockholders of record as of June 9, 1998.

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

6.   Business Segment Information
     ----------------------------

     During the periods ended March 31, 1999 and March 31, 1998, the Company's operations included two reportable segments: Satellite ground systems and electronic test instrumentation and equipment marketing.

     The Company builds satellite ground systems for command and control, integration and test, data processing, and simulation. Customers for these systems include U.S. Government organizations such as the National Aeronautics and Space Administration ("NASA"), the National Oceanic and Atmospheric Administration ("NOAA"), and the U.S. Air Force, as well as commercial satellite operators, both domestic and foreign.

     Through its wholly-owned subsidiary IMI, the Company acts as a manufacturer's representative, selling electronic test instrumentation and equipment to customers primarily in Maryland, Virginia and the District of Columbia. (The Company's other wholly-owned subsidiary, InterSys, provides consulting services for satellite design and procurement, but is presently inactive.) Summarized financial information is as follows:

                                                 Six Months Ended
       Net Sales                          March 31, 1999     March 31, 1998
                                          --------------     --------------
           Satellite ground systems        $ 16,840,645       $ 11,567,464
           Equipment marketing             $    663,834       $    818,267

       Income before taxes
           Satellite ground systems        $  1,857,249       $    975,932
           Equipment marketing             $    236,618       $    313,073

7.   Subsequent event
     ----------------

     On April 27, 1999, The Company's stockholders approved an amendment to the Company's charter increasing the total number of shares of stock which the Corporation is authorized to issue from 10,000,000 to 40,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
   ----------------------------------------------------------------------

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

RESULTS OF OPERATIONS

The components of the Company's income statement as a percentage of revenue are depicted in the following table for the three months ended March 31, 1999 and March 31, 1998:

                                       THREE MONTHS ENDED                      THREE MONTHS ENDED
                                            MARCH 31                                MARCH 31
                                    1999               % OF                   1998                % OF
                                    ----                                      ----
                               (IN THOUSANDS)         REVENUE            (IN THOUSANDS)         REVENUE
                                                      -------                                   -------
Revenue                        $     9,828               100.0           $     5,827               100.0
Cost of Revenue                      7,310                74.4                 4,093                70.2
                               -----------            --------           -----------           ---------

Gross Margin                         2,518                25.6                 1,734                29.8

Operating Expenses
  SG&A                                 958                 9.7                   675                11.6
  Prod. Amortization                   165                 1.7                   165                 2.8
                               -----------            --------           -----------           ---------

Income from Operations               1,395                14.2                   894                15.4
Other (net)                            -46                 -.5                   -51                 -.9
                               -----------            --------           -----------           ---------
Pretax Income                        1,349                13.7                   843                14.5

Income Taxes                           521                 5.3                   326                 5.6
                               -----------            --------           -----------           ---------

Net Income                     $       828                 8.4           $       518                 8.9
                               ===========            ========           ===========           =========

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

For the three months ended March 31, 1999 and 1998 the Company's revenues were generated from the following sources:

                                                        THREE MONTHS ENDED MARCH 31
     REVENUE TYPE                                          1999                1998
     ------------                                         ------              ------
     COMMERCIAL PRODUCTS AND SERVICES

     Commercial Users                                         26%                 39%
     U.S. Government Users                                     4                   6
                                                          ------              ------
          Subtotal                                            30                  45

     GOVERNMENT SERVICES

     NOAA                                                     53                  30
     NASA                                                     13                  22
     Other U.S. Government Users                               4                   3
                                                          ------              ------
          Subtotal                                            70                  55

               TOTAL                                         100%                100%
                                                          ======              ======

Based on the Company's revenue categorization system, the Company classified 30% and 45% of its revenue as Commercial Products and Services revenue with the remaining 70% and 55% classified as Government Services revenue for the three months ended March 31, 1999 and 1998, respectively. By way of comparison, if the revenues were classified strictly according to end-user (independent of the Company's internal revenue categorization system), the U.S. Government would account for 74% and 61% of the total revenues for the three months ended March 31, 1999 and 1998, respectively.

On a consolidated basis, revenue increased 69%, or $4.0 million, to $9.8 million for the three months ended March 31, 1999, from $5.8 million for the three months ended March 31, 1998. The increase was due to increases in the Company's Government Services revenues (an increase of approximately $3.7 million) as U.S. Government customers increased their purchases of the Company's EPOCH product line and related services for both command and control applications and for Integration and Test ("I&T") services.

Commercial Products and Services revenues increased approximately $500,000 during the three months ended March 31, 1999 compared to the three months ended March 31, 1998 principally as a result of increased product license sales. Sales for IMI declined approximately $200,000 between the two periods.

COST OF REVENUE/GROSS MARGIN

The Company calculates gross margin by subtracting cost of revenue from revenue. Included in cost of revenue are direct labor expenses, overhead charges associated with the Company's direct labor base and other costs that can be directly related to specific contract cost objectives, such as travel, consultants, equipment, subcontracts and other direct costs.

Gross margins on contract revenues vary depending on the type of product or service provided. Generally, license revenues related to the sale of the Company's COTS products have the greatest gross margins because of the minimal associated marginal costs to produce. By contrast, gross margin rates for equipment and subcontract pass-throughs seldom exceed 15%. Engineering service gross margins typically range between 20% and 30%, while gross margins for IMI vary considerably depending on sales volume achieved.

During the three months ended March 31, 1999, cost of revenue increased to $7.3 million from $4.1 million during the three months ended March 31, 1998 due primarily to increases in direct labor and related overhead costs necessary to staff the Company's new contracts and revenue growth. Direct equipment and subcontract costs also increased by approximately $1.6 million between these periods.

Cost of revenue expressed as a percentage of revenues increased to 74.4% for the three months ended March 31, 1999 from 70.2% for the three months ended March 31, 1998 primarily due to a higher percentage of equipment and subcontract costs in the fiscal year 1999 cost of revenue mix.

The Company's gross margin increased 45%, or $800,000, to $2.5 million for the three months ended March 31, 1999 from $1.7 million for the three months ended March 31, 1998. The increase was principally due to higher product license revenues coupled with revenue growth.

Gross margin as a percentage of revenue was 25.6% during the three months ended March 31, 1999 compared to 29.8% for the three months ended March 31, 1998. The decline is principally attributable to the increased percentage of lower margin direct equipment and subcontract pass-through revenue in the Company's current quarter revenue mix. Specifically, direct equipment and subcontract revenues comprised approximately 30% of total revenue for the three months ended March 31, 1999 compared to approximately 21% of total revenue for the three months ended March 31, 1998. The Company also experienced somewhat lower margins in the first quarter of fiscal year 1999 compared to the first quarter of fiscal year 1998 for engineering service revenues and IMI revenue, neither of which is considered by management to be material or trend setting.

OPERATING EXPENSES/ INCOME FROM OPERATIONS

Selling, General & Administrative expenses ("SG&A") increased to approximately $960,000 during the three months ended March 31, 1999 from $670,000 in the quarter ended March 31, 1998. The change was primarily due to increases in the Company's selling and marketing infrastructure costs combined with increased management labor costs and expenses associated with the implementation of a new accounting and management information system. As a percentage of revenue, SG&A accounted for 9.7% of revenue for the three months ended March 31, 1999 compared to 11.6% in the quarter ended March 31, 1998. Product amortization was $165,000 for both the three months ended March 31, 1999 and the three months ended 1998.

Income from operations increased 56% to $1,400,000 for the three months ended March 31, 1999 from $900,000 for the three months ended March 31, 1998 primarily due to increases in gross margin dollars described above. As a percentage of revenue, income from operations decreased to 14.2% for the three months ended March 31, 1999 from 15.4% for the prior year's first quarter. This decrease was principally the result of lower gross margin rates offset by a lower percentage of SG&A expenses against revenue.

The Company's effective tax rate was 38.6% for both the three months ended March 31, 1999 and the three months ended March 31, 1998.

     COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
     --------------------------------------------------------------------

The components of the Company's income statement as a percentage of revenue are depicted in the following table for the six months ended March 31, 1999 and March 31, 1998:

                                  SIX MONTHS ENDED MARCH 31                 SIX MONTHS ENDED MARCH 31
                                   1999               % OF                  1998                  % OF
                                   ----                                     ----
                              (IN THOUSANDS)         REVENUE           (IN THOUSANDS)           REVENUE
                                                     -------                                    -------
Revenue                       $    17,504              100.0           $    12,386                100.0
Cost of Revenue                    12,962               74.1                 9,289                 75.0
                              -----------            -------           -----------              -------

Gross Margin                        4,542               25.9                 3,097                 25.0

Operating Expenses
    SG&A                            2,004               11.4                 1,361                 11.0
    Prod. Amortization                330                1.9                   330                  2.7
                              -----------            -------           -----------              -------

Income from Operations              2,208               12.6                 1,406                 11.3
Other (net)                          -114                -.7                  -117                  -.9
                              -----------            -------           -----------              -------

Pretax Income                       2,094               11.9                 1,289                 10.4
                              -----------            -------           -----------              -------

Income Taxes                          809                4.6                   498                  4.0
                              -----------            -------           -----------              -------

Net Income                    $     1,285                7.3           $       791                  6.4
                              ===========            =======           ===========              =======


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

Internally, the Company classifies revenues as either Government Services revenue or Commercial Products and Services revenue. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" -- "Comparison of the Three Months Ended March 31, 1999 and March 31, 1998" -- "Revenue."

For the six months ended March 31, 1999 and 1998 the Company's revenues were generated from the following sources:

     REVENUE TYPE                                    SIX MONTHS ENDED       SIX MONTHS ENDED
     ------------
                                                      MARCH 31, 1999         MARCH 31, 1998
                                                      --------------         --------------
     COMMERCIAL PRODUCTS AND SERVICES

     Commercial Users                                        24%                    37%
     U.S. Government Users                                    5                     12
                                                          -----                  -----
          Subtotal                                           29                     49

     GOVERNMENT SERVICES

     NOAA                                                    53                     33
     NASA                                                    11                     13
     Other U.S. Government Users                              7                      5
                                                          -----                  -----
          Subtotal                                           71                     51

               TOTAL                                        100%                   100%
                                                          =====                  =====

Based on the Company's revenue categorization system, the Company classified 29% and 49% of its revenue as Commercial Products and Services revenue with the remaining 71% and 51% classified as Government Services revenue for the six months ended March 31, 1999 and 1998, respectively. By way of comparison, if the revenues were classified strictly according to end-user (independent of the Company's internal revenue categorization system), the U.S. Government would account for 76% and 63% of the total revenues for the six months ended March 31, 1999 and 1998, respectively.

On a consolidated basis, revenue increased 41%, or $5.1 million, to $17.5 million for the six months ended March 31, 1999 from $12.4 million for the six months ended March 31, 1998. The increase was due to increases in the Company's Government Services revenues (an increase of approximately $6.3 million) as U.S. Government customers increased their purchases of the Company's EPOCH product line and related services for both command and control applications and for I&T services.

Commercial Products and Services revenues decreased approximately $1.2 million during the six months ended March 31, 1999 compared to the six months ended March 31, 1998. This decline was attributable to a decrease of approximately $1.5 million in lower margin equipment pass-through revenue in the first half of fiscal year 1999 than in the first half of fiscal year 1998. Despite the declines in commercial equipment pass-through revenues, commercial license and service revenues increased approximately 18% between the periods being compared. Sales for IMI declined approximately $150,000 between the two periods.

COST OF REVENUE/GROSS MARGIN

During the six months ended March 31, 1999, cost of revenue increased to $13.0 million from $9.3 million during the six months ended March 31, 1998 due primarily to increases in direct labor and related overhead costs necessary to staff the Company's new contracts and revenue growth. Direct equipment and subcontract costs also increased by approximately $500,000 between these periods.

Cost of revenue expressed as a percentage of revenues decreased to 74.1% for the six months ended March 31, 1999 from 75.0% for the six months ended March 31, 1998 primarily due to a lower percentage of equipment and subcontract costs in the fiscal year 1999 cost of revenue mix.

The Company's gross margin increased 47%, or $1.4 million, to $4.5 million for the six months ended March 31, 1999 from $3.1 million for the six months ended March 31, 1998. The increase was principally due to higher product license revenues coupled with revenue growth.

Gross margin as a percentage of revenue was 25.9% during the six months ended March 31, 1999 compared to 25.0% for the six months ended March 31, 1998. The increase is principally attributable to the decreased percentage of lower margin direct equipment and subcontract pass-through revenue in the Company's current half revenue mix. Specifically, direct equipment and subcontract revenues comprised approximately 27% of total revenue for the six months ended March 31, 1999 compared to approximately 34% of total revenue for the six months ended March 31, 1998. The Company also experienced somewhat lower margins in the first half of fiscal year 1999 compared to the first half of fiscal year 1998 for engineering service revenues and IMI revenue, neither of which is considered by management to be material or trend setting.

OPERATING EXPENSES/ INCOME FROM OPERATIONS

SG&A increased to approximately $2.0 million during the six months ended March 31, 1999 from $1.4 million during the six months ended March 31, 1998. The change was primarily due to increases in the Company's selling and marketing infrastructure costs combined with increased management labor costs and expenses associated with the implementation of a new accounting and management information system. As a percentage of revenue, SG&A accounted for 11.4% of revenue the six months ended March 31, 1999 compared to 11.0% in the six months ended March 31, 1998. Product amortization was $330,000 for both the six months ended March 31, 1999 and the six months ended March 31, 1998.

Income from operations increased 57% to $2.2 million for the six months ended March 31, 1999 from $1.4 million for the six months ended March 31, 1998 primarily due to increases in gross margin dollars described above. As a percentage of revenue, income from operations increased to 12.6% for the six months ended March 31, 1999 from 11.3% for the first half of fiscal year 1998. This increase was principally the result of higher gross margin rates offset by a higher percentage of SG&A expenses against revenue.

The Company's effective tax rate was 38.6% for both the six months ended March 31, 1999 and the six months ended March 31, 1998.

OUTLOOK

The Company's strong first half results represent a continued trend from prior fiscal years of increased sales and profitability on those sales. At this time, the Company has a backlog of work to be performed and it may receive additional contract awards based on proposals in the pipeline. Management believes that operating results for future periods will continue to improve based on the following assumptions:

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

For the six months ended March 31, 1999, the Company used approximately $250,000 of cash from operating activities and used approximately $530,000 for investing activities, including approximately $510,000 for newly capitalized software development costs. The Company anticipates that it will spend more money for software development in fiscal year 1999 than in fiscal year 1998, as it completes the development of NT versions of its software products. During the six months ended March 31, 1999, the Company also purchased approximately $500,000 of electronic equipment under capital lease.

The Company has access to a general line of credit facility through which it can borrow up to $3.0 million. Borrowings under the line of credit bear interest at the Eurodollar Rate plus 1.9% per annum. Any accrued interest is payable monthly. The line of credit is secured by the Company's billed and unbilled accounts receivable. The line also has certain financial covenants, including minimum net worth and liquidity ratios. The line expires July 31, 1999. At March 31, 1999, the Company had no amounts outstanding under the line of credit.

The Company also has access to a $2.0 million equipment lease line of credit under which it had $1.4 million outstanding as of March 31, 1999. The balance is payable over 36 months and bears interest at a rate of 8.8% per annum. The unused portion of the line of credit will be used to finance future equipment purchases under substantially similar terms.

The Company currently anticipates that its current cash balances, amounts available under its credit facilities and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. The Company believes that inflation did not have a material impact on the Company's revenues or income from operations during the six months ended March 31, 1999 or in past fiscal years.

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

FORWARD LOOKING STATEMENTS

Certain of the statements contained in this section, including those under the headings "Outlook" and "Liquidity and Capital Resources" are forward looking. In addition, from time to time, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. While the Company believes that these statements are and will be accurate, a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's statements. The Company's business is dependent upon general economic conditions and upon various conditions specific to its industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may effect the Company's business including the following:

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

PART II.  OTHER INFORMATION
---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits
               --------

               3.1 Articles of Restatement of the Company (Incorporated by reference to the Company's Annual Report on Form 10-KSB filed by the Company with the Commission on December 29,
                     1998).
               3.2 By-Laws of the Company (Incorporated by reference to the Company's Annual Report on Form 10-KSB filed by the Company with the Commission on December 29, 1998).
               4.1 Specimen Common Stock Certificate (Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-58453) filed by the Company with the Commission on July 2, 1998).
               10.1 1988 Stock Option Plan (Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-61559) filed by the Company with the Commission on August 14,
                     1998).
               10.2 Contract, effective 5/17/96, between Integral Systems, Inc. and the U.S. National Oceanic and Atmospheric Administration (Incorporated by reference to the Company's Annual Report on Form 10-KSBA filed by he Company with the Commission on July 10, 1997) (Portions of this exhibit have been omitted pursuant to an order for confidential treatment granted by the Commission).
               10.3 Lease dated April 1, 1987, as amended, between Integral Systems, Inc. and Washington Business Park Associates (Incorporated by reference to the Company's Annual Report on Form 10-KSB filed by the Company with the Commission on December 29, 1998).
               10.4 Master Equipment Lease Agreement dated December 3, 1997 between NationsBanc Leasing Corporation and Integral Systems Inc. (Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-58453) filed by the Company with the Commission on July 2, 1998).
               10.5 Loan Agreement dated November 14, 1997 between NationsBank, N.A. and Integral Systems, Inc. and Promissory Note dated November 14, 1997 by Integral Systems, Inc. in favor of NationsBank, N.A. (Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-58453) filed by the Company with the Commission on July 2, 1998).
               11.1  Computation of Per Share Earnings.
               27.1  Financial Data Schedule.

          b.   Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed during the three month period ending March 31, 1999.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTEGRAL SYSTEMS, INC.
                                        ----------------------
                                             (REGISTRANT)





Date:    May 14, 1999                   By: /s/
         ------------                      ---------------------------
                                           Thomas L. Gough
                                           President and Chief Operating Officer




Date:    May 14, 1999                   By: /s/
         ------------                      ---------------------------
                                           Elaine M. Parfitt
                                           Vice President and Chief Financial
                                           Officer