Form 10QSB
period 1999-06-30
INTEGRAL SYSTEMS INC /MD/
filed 1999-08-12
CIK 718130

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-QSB

(mark one)
 X    Quarterly report pursuant to Section 13 or 15 (d) of the Securities
___   Exchange Act of 1934

      For the quarterly period ended June 30, 1999 or
                                     _____________

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to ________________


Commission file number       0-18603
                             _______


                            INTEGRAL SYSTEMS, INC.
                            ----------------------
            (Exact name of registrant as specified in its chapter)


                 Maryland                        52-1267968
                 --------                        ----------
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)          Identification No.)


5000 Philadelphia Way, Suite A, Lanham, MD          20706
------------------------------------------          -----
 (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code  (301) 731-4233
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


                          Yes   X        No
                               ___          ___

As of June 30, 1999 the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock on the NASDAQ Stock Exchange at June 30, 1999) held by non-affiliates of the Registrant was $137,370,370.

Registrant had 7,136,379 shares of common stock outstanding as of June 30, 1999

Transitional Small Business Disclosure Format (check one):
Yes          No  X
    ___         ___

                            INTEGRAL SYSTEMS, INC.

                               TABLE OF CONTENTS

                                                                           Page No.
                                                                           --------
PART I.   FINANCIAL INFORMATION:

  Item 1.  Financial Statements

     Balance Sheets  June 30, 1999 and September 30, 1998...............       1

     Statements of Operations - Three and Nine Months
         Ended June 30, 1999 and June 30, 1998..........................       3

     Statement of Stockholders' Equity - Nine Months
         Ended June 30, 1999............................................       4

     Statement of Cash Flow  Nine Months Ended June 30, 1999
         and June 30, 1998..............................................       5

     Notes to Financial Statements......................................       6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................       8

PART II.  OTHER INFORMATION:

  Item 2. Changes in Securities and Use of Proceeds.....................      16

  Item 4. Submission of Matter to a Vote of Security Holders............      16

  Item 6.  Exhibits and Reports on Form 8-K.............................      17

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

ASSETS                                                                                  June 30,              September 30,
                                                                                          1999                    1998
                                                                                   ------------------      -----------------
CURRENT ASSETS
    Cash and Marketable Securities                                                     $23,734,532             $ 3,055,144
    Accounts Receivable                                                                 14,420,752              10,915,059
    Prepaid Expenses                                                                        58,154                  52,472
    Deferred Income Taxes                                                                  182,691                 182,691
                                                                                       -----------             -----------
TOTAL CURRENT ASSETS                                                                    38,396,129              14,205,366

FIXED ASSETS
    Electronic Equipment                                                                   483,293                 560,509
    Furniture & Fixtures                                                                   176,175                  43,743
    Leasehold Improvements                                                                  98,124                   7,863
    Software Purchases                                                                      54,850                  55,040
    Equip. Under Capital Lease                                                           1,983,516               1,331,968
                                                                                       -----------             -----------
SUBTOTAL                                                                                 2,795,958               1,999,123
    Less: Accumulated Depreciation                                                       1,108,160                 818,698
                                                                                       -----------             -----------

TOTAL FIXED ASSETS                                                                       1,687,798               1,180,425

OTHER ASSETS
    Software Development Costs                                                           1,822,337               1,485,551
    Deposits                                                                                13,666                  11,671
                                                                                       -----------             -----------
TOTAL OTHER ASSETS                                                                       1,836,003               1,497,222

TOTAL ASSETS                                                                           $41,919,930             $16,883,013
                                                                                       ===========             ===========

                       See Notes to Financial Statements

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

LIABILITIES & STOCKHOLDERS' EQUITY                                                   June 30,              September 30,
                                                                                       1999                    1998
                                                                                -----------------       -----------------
CURRENT LIABILITIES
    Accounts Payable                                                                  $ 3,777,272             $ 3,083,964
    Accrued Expenses                                                                    2,464,895               2,263,688
    Notes Payable                                                                               0                       0
    Capital Leases Payable                                                                560,673                 401,386
    Billings in Excess of Cost                                                          2,228,014                 518,720
    Income Taxes Payable                                                                  478,897                 747,777
                                                                                      -----------             -----------
TOTAL CURRENT LIABILITIES                                                               9,509,751               7,015,535
                                                                                      -----------             -----------
LONG TERM LIABILITIES
    Capital Leases Payable                                                                911,591                 748,446
                                                                                      -----------             -----------
TOTAL LONG TERM LIABILITIES                                                               911,591                 748,446

STOCKHOLDERS' EQUITY
    Common Stock, $.01 par value, 40,000,000 shares
      authorized, and 7,136,379 and 5,839,984 shares
      issued and outstanding at June 30, 1999
      and September 30, 1998, respectively                                                 71,364                  58,399
    Additional Pain-in Capital                                                         21,405,871               1,398,982
    Retained Earnings                                                                  10,021,353               7,661,651
                                                                                      -----------             -----------

TOTAL STOCKHOLDERS' EQUITY                                                             31,498,588               9,119,032
                                                                                      -----------             -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                              $41,919,930             $16,883,013
                                                                                      ===========             ===========
STOCKHOLDERS' EQUITY

                       See Notes to Financial Statements

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                      Three Months Ended                            Nine Months Ended
                                                            June 30,                                      June 30,
                                                   1999                  1998                    1999                  1998
                                            -----------------     -----------------       -----------------     -----------------

Revenue                                           $10,968,549            $7,932,242             $28,473,028           $20,317,973

Cost of Revenue
  Direct Labor                                      2,664,537             1,905,808               7,271,742             4,707,881
  Overhead Costs                                    1,680,554             1,347,915               5,082,488             3,677,122
  Travel and Other Direct Costs                       258,291               284,141                 860,049               611,476
  Direct Equipment & Subcontracts                   3,157,296             2,207,975               7,508,574             6,037,949
                                            -----------------     -----------------       -----------------     -----------------
Total Cost of Revenue                               7,760,678             5,745,839              20,722,853            15,034,428
                                            -----------------     -----------------       -----------------     -----------------
Gross Margin                                        3,207,871             2,186,403               7,750,175             5,283,545
                                            -----------------     -----------------       -----------------     -----------------

Selling, General & Administrative                   1,245,757               661,527               3,250,065             2,022,544
Product Amortization                                  165,000               165,000                 495,000               495,000
                                            -----------------     -----------------       -----------------     -----------------

Income From Operations                              1,797,114             1,359,876               4,005,110             2,766,001

Other Income (Expense)
  Interest Income                                      51,383                14,142                 109,279                34,061
  Interest Expense                                    (30,093)              (16,908)                (98,147)              (64,822)
  Miscellaneous, net                                  (67,969)              (45,810)               (171,940)             (134,936)
                                            -----------------     -----------------       -----------------     -----------------
Total Other Income (Expense)                          (46,679)              (48,576)               (160,808)             (165,697)

Income Before Income Taxes                          1,750,435             1,311,300               3,844,302             2,600,304

Provision for Income Taxes                            675,900               506,446               1,484,600             1,004,246
                                            -----------------     -----------------       -----------------     -----------------
Net Income                                        $ 1,074,535            $  804,854             $ 2,359,702           $ 1,596,058
                                            =================     =================       =================     =================

Shares Outstanding During Period                    6,342,882             5,813,976               6,043,982             5,779,850

Earnings per Share                                      $0.17                 $0.14                   $0.39                 $0.28
                                            =================     =================       =================     =================

Diluted Shares Outstanding                          6,881,653             6,216,684               6,512,550             6,132,469

Diluted Earnings per Share                              $0.16                 $0.13                   $0.36                 $0.26
                                            =================     =================       =================     =================

                       See Notes to Financial Statements

                            INTEGRAL SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED JUNE 30, 1999
                                  (unaudited)


                                                 Common
                                  Number         Stock         Additional
                                    of           at Par         Paid-in         Retained
                                  Shares          Value         Capital         Earnings          Total
                               ------------    -----------     -----------    ------------    ------------
Balance September 30, 1998       5,839,984       $58,399       $ 1,398,982     $ 7,661,651     $ 9,119,032
                                                                        .
Exercise of Stock Options          113,127         1,132           348,444               -         349,576

Private Placement                1,183,268        11,833        19,658,445               -      19,670,278

Net income                               -             -                 -       2,359,702       2,359,702
                                ----------      --------      ------------    ------------    ------------

Balance June 30, 1999            7,136,379       $71,364       $21,405,871     $10,021,353     $31,498,588
                                ==========      ========      ============    ============    ============

                            INTEGRAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                          Nine Months Ended
                                                                                               June 30,
                                                                                    1999                      1998
                                                                             ----------------          ---------------
Cash flows from operating activities:

Net income                                                                        $ 2,359,702              $ 1,596,058
                                                                             ----------------          ---------------
Adjustments to reconcile net income to
   net cash provided by operating activities:
             Depreciation and amortization                                          1,007,969                  857,103
             (Increase) decrease in:
                        Accounts receivable                                        (3,505,694)              (2,144,481)
                        Prepaid expenses                                               (5,682)                  61,149
             (Decrease) increase in:
                        Accounts payable                                              693,308                 (407,612)
                        Accrued expenses                                              201,207                  275,729
                        Billings in excess of cost                                  1,709,294                  296,266
                        Income taxes payable                                         (268,880)                 556,305
                                                                             ----------------          ---------------
Total adjustments                                                                    (168,478)                (505,541)
                                                                             ----------------          ---------------
Net cash provided (used) by operations                                              2,191,224                1,090,517
                                                                             ----------------          ---------------
Cash flow from investing activities:
             Acquisition of fixed assets                                             (338,293)                (110,136)
             Increase in software development costs                                  (831,786)                (441,049)
             Increase in other assets                                                  (1,995)                 (54,269)
                                                                             ----------------          ---------------

Net cash provided (used) in investing activities                                   (1,172,074)                (605,454)
                                                                             ----------------          ---------------
Cash flow from financing activities:
             Proceeds from line of credit                                                   0                 (500,000)
             Proceeds from sale/lease back                                                  0                  500,000
             Payments on capital lease obligations                                   (359,616)                 (85,668)
             Proceeds from issuance of common stock                                20,019,854                  288,378
                                                                             ----------------          ---------------
Net cash provided by financing activities                                          19,660,238                  202,710
                                                                             ----------------          ---------------
Net increase (decrease) in cash                                                    20,679,388                  687,773
Cash - beginning of year                                                            3,055,144                1,006,614
                                                                             ----------------          ---------------
Cash - end of period                                                              $23,734,532              $ 1,694,387
                                                                             ================          ===============

                             INTEGRAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------

     The interim financial statements include the accounts of Integral Systems, Inc. (ISI or the Company) and its two wholly-owned subsidiaries, Integral Marketing, Inc. (IMI) and InterSys, Inc. (INTSYS), and have not been audited. In the opinion of management, the financial statements reflect all adjustments consisting only of normal recurring accruals necessary for a fair presentation of results for such periods. The financial statements, which are condensed and do not include all disclosures included in the annual financial statements, should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 1998. The results of operations for any interim period are not necessarily indicative of results for the full year.

     Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

2.   Accounts Receivable
     -------------------

     Accounts receivable at June 30, 1999 and September 30, 1998 consist of the following:

                                       June 30,         September 30,
                                         1999               1998

                                    -------------      --------------

           Billed                     $ 8,560,332        $ 6,928,894
           Unbilled                     5,818,703          3,983,479
           Other                           41,717              2,686
                                    -------------      --------------
           Total                      $14,420,752        $10,915,059
                                    =============      ==============

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

3.   Line of Credit
     --------------

     The Company has a line of credit agreement with a local bank for $3,000,000. Borrowings under the line of credit bear interest at the Eurodollar Rate plus 1.9% per annum. The line of credit is secured by the Company's billed and unbilled accounts receivable and has certain financial covenants, including minimum net worth and liquidity ratios. The line expires July 31, 1999, but is planned to be renewed on more favorable terms to the Company. At June 30, 1999 and September 30, 1998, the Company had no outstanding balance under the line of credit.

4.   Capital Lease
     -------------

     The Company has access to a $2.0 million equipment lease line of credit that had a balance of $1,472,264 at June 30, 1999. The balance is payable over 36 months and bears interest at a rate of 8.89% per annum. The unused portion of the line of credit will be used to finance future equipment purchases under substantially similar terms.

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

     On April 27, 1999, The Company's shareholders approved an amendment to the Company's charter increasing the total number of shares of stock which the Corporation is authorized to issue from 10.0 million to 40.0 million.

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

6.   Business Segment Information
     ----------------------------

     During the periods ended June 30, 1999 and June 30, 1998, the Company's operations included two reportable segments: Satellite ground systems and electronic test instrumentation and equipment marketing.

     The Company builds satellite ground systems for command and control, integration and test, data processing, and simulation. Customers for these systems include U.S. Government organizations such as the National Aeronautics and Space Administration (NASA), the National Oceanic and Atmospheric Administration (NOAA), and the U.S. Air Force, as well as commercial satellite operators, both domestic and foreign.

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

                                                  Nine Months Ended           Nine Months Ended
                                                    June 30, 1999               June 30, 1998
                                               -----------------------      ---------------------
          Net Sales
                Satellite ground systems              $27,438,919                $19,193,368
                Equipment marketing                   $ 1,034,109                $ 1,124,605

          Income before taxes
                Satellite ground systems              $ 3,520,810                $ 2,201,484
                Equipment marketing                   $   323,492                $   398,820

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
     ---------------------------------------------------------------------

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

Results of Operations

The components of the Company's income statement as a percentage of revenue are depicted in the following table for the three months ended June 30, 1999 and June 30, 1998, respectively:


                                      Three Months Ended                         Three Months Ended
                                           June 30,                                   June 30,
                                                       % of                                        % of
                                  1999                Revenue                  1998              Revenue
                           -------------------  -------------------    --------------------  ----------------
                             (in thousands)                               (in thousands)
Revenue                         $10,969                 100.0                 $7,932              100.0
Cost of Revenue                   7,761                  70.8                  5,746               72.4
                                -------                 -----                 ------              -----

Gross Margin                      3,208                  29.2                  2,186               27.6

Operating Expenses
    SG&A                          1,246                  11.3                    661                8.4
    Prod. Amortization              165                   1.5                    165                2.1
                                -------                 -----                 ------              -----

Income from Operations            1,797                  16.4                  1,360               17.1
Other (net)                         -47                   -.4                    -49                -.6
                                -------                 -----                 ------              -----

Pretax Income                     1,750                  16.0                  1,311               16.5

Income Taxes                        676                   6.2                    506                6.4
                                -------                 -----                 ------              -----

Net Income                      $ 1,074                   9.8                 $  805               10.1
                                =======                 =====                 ======              =====

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

For the three months ended June 30, 1999 and 1998 the Company's revenues were generated from the following sources:

                                             Three Months Ended June 30,
     Revenue Type                                 1999        1998
     --------------------------------           --------    --------

     Commercial Products and Services

     Commercial Users                               42%         27%
     U.S. Government Users                           2          12
                                                  ----        ----
         Subtotal                                   44          39

     Government Services

     NOAA                                           43          41
     NASA                                           10          15
     Other U.S. Government Users                     3           5
                                                  ----        ----
         Subtotal                                   56          61

             Total                                 100%        100%
                                                  ====        ====

Based on the Company's revenue categorization system, the Company classified 44% and 39% of its revenue as Commercial Products and Services revenue with the remaining 56% and 61% classified as Government Services revenue for the three months ended June 30, 1999 and 1998, respectively. By way of comparison, if the revenues were classified strictly according to end-user (independent of the Company's internal revenue categorization system), the U.S. Government would account for 58% and 73% of the total revenues for the three months ended
June 30, 1999 and 1998, respectively.

On a consolidated basis, revenue increased 38%, or $3.1 million, to $11.0 million for the three months ended June 30, 1999, from $7.9 million for the three months ended June 30, 1998. The increase was due in part to increases in the Commercial Products and Services revenues (which increased approximately $1.7 million during the three months ended June 30, 1999 compared to the same period in fiscal year 1998) principally as a result of expanding business from existing customers and revenues earned from awards with new customers.

Government Services revenues increased approximately $1.4 million as U.S. Government customers increased their purchases of the Company's EPOCH product line and related services for both command and control applications and for Integration and Test ("I&T") services.

Cost of Revenue/Gross Margin

The Company calculates gross margin by subtracting cost of revenue from revenue. Included in cost of revenue are direct labor expenses, overhead charges associated with the Company's direct labor base and other costs that can be directly related to specific contract cost objectives, such as travel, consultants, equipment, subcontracts and other direct costs.

Gross margins on contract revenues vary depending on the type of product or service provided. Generally, license revenues related to the sale of the Company's COTS products have the greatest gross margins because of the minimal associated marginal costs to produce. By contrast, gross margin rates for equipment and subcontract pass-throughs seldom exceed 15%. Engineering service gross margins typically range between 20% and 35%, while gross margins for IMI vary considerably depending on sales volume achieved.

During the three months ended June 30, 1999, cost of revenue increased to $7.8 million from $5.7 million during the three months ended June 30, 1998 due primarily to increases in direct labor and related overhead costs necessary to staff the Company's new contracts and revenue growth. Direct equipment and subcontract costs also increased by approximately $950,000 between these periods.

Cost of revenue expressed as a percentage of revenues decreased to 70.8% for the three months ended June 30, 1999 from 72.4% for the three months ended June 30, 1998 primarily due to a lower percentage of direct costs (i.e., labor, travel and equipment) in the fiscal year 1999 cost of revenue mix.

The Company's gross margin increased 47%, or $1.0 million, to $3.2 million for the three months ended June 30, 1999 from $2.2 million for the three months ended June 30, 1998. The increase was principally due to higher product license revenues coupled with engineering service revenue growth.

Gross margin as a percentage of revenue was 29.2% during the three months ended June 30, 1999 compared to 27.6% for the three months ended June 30, 1998. The increase is principally attributable to margin percentage increases in engineering service revenue and equipment and subcontract revenue combined with higher software license sales.

Operating Expenses/ Income from Operations

Selling, General & Administrative expenses ("SG&A") increased to approximately $1,250,000 during the three months ended June 30, 1999 from $660,000 in the quarter ended June 30, 1998. The change was primarily due to increases in the Company's management labor costs and expenses associated with the implementation of a new accounting and management information system as the Company continues to build its infrastructure to accommodate future growth. The Company also experienced higher than usual selling and proposal efforts during the quarter ended June 30, 1999. As a percentage of revenue, SG&A accounted for 11.3% of revenue for the three months ended June 30, 1999 compared to 8.4% in the quarter ended June 30, 1998. Product amortization was $165,000 for both the three months ended June 30, 1999 and the three months ended June 30, 1998.

Income from operations increased 32% to $1.8 million for the three months ended June 30, 1999 from $1.4 million for the three months ended June 30, 1998 primarily due to increases in gross margin dollars described above. As a percentage of revenue, income from operations decreased to 16.4% for the three months ended June 30, 1999 from 17.1% for the prior fiscal year's third quarter. This decrease was principally the result of a higher percentage of SG&A expenses against revenue.

The Company's effective tax rate was 38.6% for both the three months ended June 30, 1999 and the three months ended June 30, 1998.

      COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
      -------------------------------------------------------------------


The components of the Company's income statement as a percentage of revenue are depicted in the following table for the nine months ended June 30, 1999 and June 30, 1998, respectively:

                                      Nine Months Ended                          Nine Months Ended
                                           June 30,                                   June 30,
                                                       % of                                        % of
                                  1999                Revenue                  1998              Revenue
                           -------------------  -------------------    --------------------  ----------------
                             (in thousands)                               (in thousands)
Revenue                          $28,473                100.0                  $20,318              100.0
Cost of Revenue                   20,723                 72.8                   15,034               74.0
                                 -------                -----                  -------              -----

Gross Margin                       7,750                 27.2                    5,284               26.0

Operating Expenses
    SG&A                           3,250                 11.4                    2,023               10.0
    Prod. Amortization               495                  1.7                      495                2.4
                                 -------                -----                  -------              -----

Income from Operations             4,005                 14.1                    2,766               13.6
Other (net)                         (161)                 (.6)                    (166)               (.8)
                                 -------                -----                  -------              -----

Pretax Income                      3,844                 13.5                    2,600               12.8
                                 -------

Income Taxes                       1,484                  5.2                    1,004                4.9
                                 -------                -----                  -------              -----

Net Income                       $ 2,360                  8.3                  $ 1,596                7.9
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

Internally, the Company classifies revenues as either Government Services revenue or Commercial Products and Services revenue. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of the Three Months Ended June 30, 1999 and June 30, 1998 -- Revenue."

For the nine months ended June 30, 1999 and 1998, respectively, the Company's revenues were generated from the following sources:

                                             Nine Months Ended June 30,
     Revenue Type                                 1999        1998
     --------------------------------           --------    --------

     Commercial Products and Services

     Commercial Users                              31%         33%
     U.S. Government Users                          3          12
                                                  ---         ---
         Subtotal                                  34          45

     Government Services

     NOAA                                          50          36
     NASA                                          11          14
     Other U.S. Government Users                    5           5
                                                  ---         ---
         Subtotal                                  66          55

             Total                                100%        100%
                                                  ===         ===

Based on the Company's revenue categorization system, the Company classified 34% and 45% of its revenue as Commercial Products and Services revenue with the remaining 66% and 55% classified as Government Services revenue for the nine months ended June 30, 1999 and 1998, respectively. By way of comparison, if the revenues were classified strictly according to end-user (independent of the Company's internal revenue categorization system), the U.S. Government would account for 69% and 67% of the total revenues for the nine months ended June 30, 1999 and 1998, respectively.

On a consolidated basis, revenue increased 40%, or $8.2 million, to $28.5 million for the nine months ended June 30, 1999 from $20.3 million for the nine months ended June 30, 1998. The increase was due in part to increases in the Commercial Products and Services revenues (which rose approximately $500,000 during the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998), principally as a result of expanding business from existing
customers and revenues earned from awards with new customers.   This increase is
net of a $100,000 decline in IMI revenues during the compared periods.

The Company's Government Services revenues increased approximately $7.7 million during the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998 as U.S. Government customers increased their purchases of the Company's EPOCH product line and related services for both command and control applications and for I&T services.

Cost of Revenue/Gross Margin

During the nine months ended June 30, 1999, cost of revenue increased to $20.7 million from $15.0 million during the nine months ended June 30, 1998 due primarily to increases in direct labor and related overhead costs necessary to staff the Company's new contracts and revenue growth. Direct equipment and subcontract costs also increased by approximately $1.5 million between these periods.

Cost of revenue expressed as a percentage of revenues decreased to 72.8% for the nine months ended June 30, 1999 from 74.0% for the nine months ended June 30, 1998 primarily due to a lower percentage of equipment and subcontract costs in the fiscal year 1999 cost of revenue mix.

The Company's gross margin increased 47%, or $2.5 million, to $7.8 million for the nine months ended June 30, 1999 from $5.3 million for the nine months ended June 30, 1998. The increase was principally due to higher product license revenues coupled with engineering service revenue growth.

Gross margin as a percentage of revenue was 27.2% during the nine months ended June 30, 1999 compared to 26.0% for the nine months ended June 30, 1998. The increase is principally attributable to margin percentage increases in equipment and subcontract revenue combined with higher software license sales.

Operating Expenses/Income from Operations

SG&A increased to approximately $3.3 million during the nine months ended
June 30, 1999 from $2.0 million during the nine months ended June 30, 1998. The change was primarily due to increases in the Company's management and marketing labor costs and expenses associated with the implementation of a new accounting and management information system as the Company continues to build its infrastructure to accommodate future growth. As a percentage of revenue, SG&A accounted for 11.4% of revenue for the nine months ended June 30, 1999 compared to 10.0% in the nine months ended June 30, 1998. Product amortization was $495,000 for both the nine months ended June 30, 1999 and the nine months ended June 30, 1998.

Income from operations increased 45% to $4.0 million for the nine months ended June 30, 1999 from $2.8 million for the nine months ended June 30, 1998 primarily due to increases in gross margin dollars described above. As a percentage of revenue, income from operations increased to 14.1% for the nine months ended June 30, 1999 from 13.6% for the first nine months of fiscal year 1998. This increase was principally the result of higher gross margin rates offset by a higher percentage of SG&A expenses against revenue.

The Company's effective tax rate was 38.6% for both the nine months ended June 30, 1999 and the nine months ended June 30, 1998.

Outlook

The Company's strong nine-month results represent a continued trend from prior fiscal years of increased sales and profitability on those sales. At this time, the Company has a backlog of work to be performed and it may receive additional contract awards based on proposals in the pipeline. Management believes that operating results for future periods will continue to improve based on the following assumptions:

     . Demand for satellite technology and related products and services will continue to expand

     . Sales of its software products and engineering services will continue to increase

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Since the Company's inception in 1982, it has been profitable on an annual basis and has generally financed its working capital needs through internally generated funds, supplemented by borrowings under the Company's general line of credit facility with a commercial bank and the proceeds from the Company's initial public offering in 1988. In June 1999 the Company supplemented its working capital position by raising approximately $19.7 million (net) through the private placement of approximately 1.2 million shares of its common stock.

For the nine months ended June 30, 1999, the Company provided approximately $2.2 million of cash from operating activities and used approximately $1.2 million for investing activities, including approximately $830,000 for newly capitalized software development costs. The Company anticipates that it will spend more money for software development in fiscal year 1999 than in fiscal year 1998, as it completes the development of NT versions of its software products. During the nine months ended June 30, 1999, the Company also purchased approximately $650,000 of equipment under capital lease.

The Company has access to a general line of credit facility through which it can borrow up to $3.0 million. Borrowings under the line of credit bear interest at the Eurodollar Rate plus 1.9% per annum. Any accrued interest is payable monthly. The line of credit is secured by the Company's billed and unbilled accounts receivable. The line also has certain financial covenants, including minimum net worth and liquidity ratios. The line expires July 31, 1999, but is planned to be renewed on more favorable terms to the Company. At June 30, 1999, the Company had no amounts outstanding under the line of credit.

The Company also has access to a $2.0 million equipment lease line of credit under which it had approximately $1.5 million outstanding as of June 30, 1999. The balance is payable over 36 months and bears interest at a rate of 8.8% per annum. The unused portion of the line of credit will be available to finance future equipment purchases under substantially similar terms.

The Company currently anticipates that its current cash balances, amounts available under its credit facilities and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. The Company believes that inflation did not have a material impact on the Company's revenues or income from operations during the nine months ended June 30, 1999 or in past fiscal years.

Year 2000 Compliance

Many currently installed computer systems, software products, and microprocessor-dependent equipment are coded to accept only two digit entries in the date code field. To distinguish 21st century dates from 20th century dates, these date code fields must be able to accept four digit entries.

The Company may realize exposure and risk if the systems it relies upon to conduct day-to-day operations are not year 2000 compliant. The potential areas of exposure include electronic data exchange systems operated by third parties with whom the Company transacts business, products purchased from third parties and computers, software, telephone systems and other equipment used internally. To minimize the potential adverse effects of the year 2000 problem, the Company established an internal project team comprised of all functional disciplines. This project team has begun a three-phase process of:

     . identifying our internal information and non-information technology systems that are not year 2000 compliant;

     . determining their significance in the effective operation of the Company; and

     .  developing plans to resolve the issues where necessary.


The Company has been communicating with its suppliers and others with whom it does business to coordinate year 2000 readiness. The responses received by the Company to date indicate that steps are currently being taken to address this concern. However, if those third parties are not able to make all systems year 2000 compliant, there could be a material adverse impact on the Company.

After initial review of the Company's computer systems, software products and microprocessor dependent equipment, management has determined the Company to be year 2000 compliant and, as such, does not anticipate any material adverse operational issues to arise. Based on current estimates, management expects that the Company's future costs in connection with its year 2000 compliance project will not exceed $20,000; however, future anticipated costs are difficult to estimate with any certainty and may differ materially from those currently projected based on the results of phase one of the Company's year 2000 compliance project. The anticipated costs associated with the Company's year 2000 compliance program do not include time and costs that may be incurred as a result of any potential failure of third parties to become year 2000 compliant or costs to implement the Company's future contingency plans. The Company has not yet developed a contingency plan in the event that any non-compliant critical systems are not remedied by January 1, 2000, nor has it formulated a timetable to create a contingency plan. Upon completion of our review, if systems material to the Company's operations have not been made year 2000 compliant in a timely manner, the year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PART II.  OTHER INFORMATION
---------------------------

ITEM 2.   Changes in Securities and Use of Proceeds

In June 1999, the Company sold an aggregate of 1,183,268 shares of its common stock, par value $.01 per share, to investors which represented that they were accredited investors. The aggregate offering price for such sale was $21,298,824. No underwriters were involved in the sale. The Company relied on
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 under Regulation D of the Securities Act for the exemption from registration of the sale of such shares.


ITEM 4.   Submission of Matter to a Vote of Security Holders

The Annual Meeting of Stockholders of the company was held on April 27, 1999. The following matters were voted on by stockholders, and received the votes indicated.

     1.  The stockholders elected the following individuals to the Board of
         Directors:

     Director                    For       Against    Abstain   Broker Non-Votes
     Steven R. Chamberlain    5,498,891       0       259,194        161,171
     Thomas L. Gough          5,498,891       0       259,194        161,171
     Dominic A. Laiti         5,498,891       0       259,194        161,171
     R. Doss McComas          5,498,891       0       259,194        161,171
     Robert P. Sadler         5,498,891       0       259,194        161,171
     Bonnie K. Wachtel        5,498,891       0       259,194        161,171

    2. The stockholders approved a proposed amendment to the Articles of Restatement of the Articles of Incorporation of the Company to increase the number of shares of common stock authorized to 40,000,000. The vote was as follows:

                              For           Against          Abstain
             Total         5,095,748         65,912          757,596

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits
             --------

              3.1 Articles of Restatement of the Company (Incorporated by reference to the Registration Statement on Form S-3 (File No. 333-82499) filed with the Commission on July 8, 1999).

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

             10.3 Lease dated June 1, 1999, between Integral Systems, Inc. and ASP Washington, L.L.C.

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

             10.6 Subcontract (J8-759124-C3JP) between Hughes Space and Communications Company and Integral Systems, Inc., dated March 3, 1999 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the commission).

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

                                    INTEGRAL SYSTEMS, INC.
                                    ---------------------
                                         (Registrant)



Date:    August 11, 1999          By:   /s/
         ---------------              ------------------------------------------
                                      Thomas L. Gough
                                      President and Chief Operating Officer



Date:    August 11, 1999          By:   /s/
         ---------------              ------------------------------------------
                                      Elaine M. Parfitt
                                      Vice President and Chief Financial Officer