Form 10KSB
period 1999-09-30
INTEGRAL SYSTEMS INC /MD/
filed 1999-12-17
CIK 718130

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

 (Mark One)
       X       ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
    --------            SECURITIES EXCHANGE ACT OF 1934


                 For the fiscal year ended September 30, 1999
                                           ------------------
                                      or
               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    --------            SECURITIES EXCHANGE ACT OF 1934


       For the transition period from                     to
                                      -------------------    ----------------
                       Commission file number    0-18603
                                                ---------

                            INTEGRAL SYSTEMS, INC.
-----------------------------------------------------------------------------
                (Name of small business issuer in its charter)


              Maryland                                    52-1267968
     --------------------------             ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation of organization)

5000 Philadelphia Way, Suite A, Lanham, MD                    20706
------------------------------------------              -----------------
   (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number  (301) 731-4233
                           --------------

        Securities registered under Section 12(b) of the Exchange Act:

         Title of each class         Name of each exchange on which registered
  -----------------------------      -----------------------------------------

  -----------------------------      -----------------------------------------


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

                   Yes  X                   No
                       ----                    ----


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

As of November 30, 1999, the aggregate market value of the Common Stock of the Registrant (based upon the average bid and ask prices of the Common Stock as reported by the market makers) held by non-affiliates of the Registrant was $250,430,992.

As of November 30, 1999, 7,232,909 shares of the Common Stock of the Registrant were outstanding.

For the year ended September 30, 1999, the Registrant's revenues were $39,579,371.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):   Yes[ ]  No [X]

                                    PART 1


Item 1.  Business
         --------

Company Overview

     Integral Systems, Inc. (the "Company") builds satellite ground systems for command and control, integration and test, data processing, and simulation. Since its inception in 1982, the Company has provided ground systems for over 100 different satellite missions for communications, science, meteorology and earth resource applications. The Company has an established domestic and international customer base that includes government and commercial satellite operators, spacecraft and payload manufacturers and aerospace systems integrators.

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

     For over 17 years, the Company has provided flexible, reliable and affordable ground system solutions. This has allowed the Company to stay ahead of the competition and perform well in an industry that has traditionally been dominated by much larger aerospace firms. The Company believes that it has a unique combination of competitive advantages, including the following:

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

     Through its wholly owned subsidiary Integral Marketing, Inc. ("IMI"), the Company acts as a manufacturers' representative, selling electronic test instrumentation and equipment to customers primarily in Maryland, Virginia and the District of Columbia. For a discussion of the Company's business segments, see Note 12 to the Consolidated Financial Statements.

     Integral Systems, Inc. is a Maryland corporation incorporated in 1982.


Industry Background

     The space industry can be broken down into several industry sectors: (i) infrastructure, (ii) communications, (iii) emerging applications, and (iv) support services. Each of these sectors is funded by both government and commercial investments. Space infrastructure encompasses the development, manufacture and procurement of hardware and related systems for both space assets (i.e., satellites and payloads) and ground assets (i.e., satellite ground systems). The Company's business is focused in the ground system component of the infrastructure sector. The communications sector of the space industry includes revenue generated by satellite systems for commercial telecommunications services and government and military communications. Satellite technology has become critical to supporting many aspects of telecommunications infrastructure, including long-distance telephony, personal communications systems, and private networks. The emerging applications market includes space technologies utilized for new applications such as global positioning systems and remote sensing. Support services for the space industry include technical support, engineering, finance and consulting, which facilitate growth in space-related markets.

     According to a recent study by the International Space Business Council, space industry revenues were $98 billion in 1998 and will grow at a rate of approximately 9% per year. Industry growth is supported by a study recently cited in Space News predicting that nearly 1,700 satellites will be launched over the next 10 years. The 1998 space infrastructure revenues were approximately $55 billion, comprising over half of the total space market. The ground sector, which includes ground equipment, installations, and operations, accounted for approximately $23 billion of total space infrastructure revenues. The ground sector is almost as large as all other sectors of the space infrastructure market combined.

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

     Third, government and business organizations are increasingly demanding that satellite ground systems be designed for interoperability with computer hardware and software products and that such products be usable with existing legacy systems. In addition, concerns over excessive development costs and the rapid pace of technological change have led both government and business organizations to demand flexible systems created by adapting COTS software and hardware, rather than systems that have been built to customized specifications. This emphasis on system flexibility using readily available commercial products creates extensive opportunities for flexible COTS products and for systems integration.


The Company Solution

     The Company offers satellite ground systems that provide low-cost, efficient and flexible operations. The principal characteristics of the Company's approach are as follows:

     Open Systems and Ease of Integration. The Company's family of products addresses the dynamic environment of satellite operation through a commitment to open systems architecture. The Company's products are implemented as open systems with full adherence to industry hardware and software standards. The Company's software can be rehosted to virtually any UNIX platform. A Windows NT version is currently slated for release in 2000. The open architecture of the Company's products allows interoperability with existing systems. Although the Company's software components are typically sold as bundled products, they may be purchased and operated separately or integrated with existing command and control software.

     Advanced Architecture. Unlike the traditional host-based approach, the Company's ground systems are fully distributed, consisting of a set of workstations all communicating via a local area network (''LAN'') backbone. Any software function can be performed on any workstation, eliminating the host computer bottleneck and allowing the processing and network loading to be fine-tuned by reallocation of logical processes to physical hardware. This approach also provides more reliable operations by eliminating single points of failure.

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

     Flexibility/Adaptability. A critical element to achieving initial operator acceptance of a new system and facilitating rapid implementation is the ability of the Company's software to serve the needs of particular satellite systems. All of the Company's software is database driven, allowing it to support satellite design changes or different series of satellites, without modifying the underlying software. Similarly, the software also supports a wide range of COTS hardware, including antenna, radio frequency (RF) and baseband equipment, allowing the total system to be delivered in the most efficient configuration for each mission. Finally, the software is platform independent and can run on any UNIX computer, with a Windows NT capability slated for release in early 2000. This platform independence makes it possible for the Company and its customers to take full advantage of rapidly declining computer costs.

     Superior Price/Performance.   The Company seeks to achieve superior
price/performance by providing comprehensive solutions within the budgetary needs of its customers. The Company believes that its COTS software products provide advanced yet cost-effective solutions for satellite operators. These COTS software products eliminate the need for expensive development services, thereby substantially reducing the overall cost of a ground system. The Company's database driven software allows satellites to be added over time, which permits the initial system acquisition costs to be amortized over years of operations. The Company believes its software products exceed industry expectations in functionality, technical sophistication and ease of use.


Company Strategy

     The Company is currently a leading provider of satellite command and control systems, providing systems for a wide variety of satellites. The Company intends to extend its leadership and to expand its market share in world command and control solutions for users of all satellite types. Primary elements of the Company's strategy include:

     Technological Leadership. The Company intends to continue to commit substantial resources to further develop the next generation of its EPOCH and OASYS off-the-shelf products. For example, the products are currently being re-engineered to operate under the Windows NT operating system to take advantage of the tremendous third-party product base available on NT platforms, and to eliminate the risk of UNIX becoming obsolete. The Company anticipates that it will have migrated most of its software solutions to the Windows NT platform in 2000. In addition, because the satellite infrastructure industry is increasingly requiring standards compliance, the Company intends to adhere to existing and future industry standards and participate in the further development of such standards.

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

     New Suite of Off-the-Shelf Applications. The Company intends to continue to broaden its COTS line beyond command and control to include other applications currently utilizing customized solutions. These applications, which include payload data processing, payload integration and test ("I&T") and ground equipment monitoring and control, have overlapping functionality with the Company's command and control applications and provide significant market growth opportunities. To date, the Company is building or has delivered 12 payload data processing systems, six satellite payload I&T systems and several monitoring and control systems.

     Professional Services Capabilities. The Company believes that providing comprehensive services and a high level of customer support is critical to its ability to maintain its leading position in command and control systems and to expand into new markets. Therefore, the Company intends to expand its professional services organization in areas such as hardware testing, pre- and post-sale software support, quality assurance, project installation management and training. For example, the Company is implementing an ISO 9000 compliance program and anticipates certification by late 2000.


Products

     Most of the Company's sales involve a combination of COTS software and hardware products together with development services for mission-specific requirements and system integration as summarized below.

   Command and Control Software.

     EPOCH 2000, the Company's COTS software solution for satellite command and control, is designed to operate a variety of satellites with a minimum of personnel. EPOCH 2000's success has placed the Company at the forefront of replacing antiquated satellite control centers with smaller systems that can fly multiple satellites produced by any manufacturer. EPOCH 2000's open architecture, in combination with a graphical user interface and automated monitoring and control features, allows operators to monitor and control both their satellites and ground systems.

     EPOCH features a modern, distributed architecture consisting of a series of user workstations interconnected via an Ethernet LAN. This approach provides better performance than traditional mini-computer based ground systems at a lower cost. EPOCH provides end-to-end satellite command and control capabilities, including telemetry processing and display, commanding and command verification (''CV''), ground station automation, alarm/event processing and data archive and retrieval. These functions are driven by the EPOCH database, allowing the system to support multiple satellites solely through database updates, without modifying the run-time software. This results in lower maintenance and operations costs throughout the lifecycle.

     The typical EPOCH installation consists of a front-end processor which provides the interface to the front-end hardware (e.g., bit syncs, command encoders) and a series of user analysis workstations, all interconnected via the LAN. The front-end processor executes a real-time version of UNIX and services all the time-critical requirements. The analyst stations provide the mechanism for users to control and monitor the satellite and the ground equipment.

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

     Functionally, the software addresses all of the requirements for real-time satellite control, including:

     Telemetry Processing.   The EPOCH software provides end-to-end telemetry
processing support, including frame decommutation, engineering unit (''EU'') conversion and limits checking.

     Commanding.   EPOCH provides full support for satellite commanding and CV.
The commanding software is mnemonic-based; the user can transmit a command to the satellite by typing in the mnemonic from a pull-down list arranged alphabetically or by spacecraft subsystem.

     Automation.   Routine satellite and ground system control procedures can be fully automated via the EPOCH Satellite Test and Operations Language (''STOL''). STOL allows frequently used command and configuration sequences to be stored in ASCII procedure files for automatic execution.

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

     LEO-T, the Low Earth Orbiting Terminal, is a product developed by the Company as an extension of its existing command and control products. The LEO-T software provides fully automated, un-manned, remote operations of satellite ground stations, also known as telemetry, tracking, and control (''TT&C'') sites, for low Earth orbit ("LEO") satellites. The chief difference between LEO-T and the other COTS software products is that LEO-T involves the monitoring and control of the ground equipment, rather than satellites themselves. The software controls antenna positioning and tracking, RF and baseband setup, communications path switching and management of redundant equipment. The software also provides a mechanism for transferring data between the tracking sites and the central satellite control facility.

 Development Services and Systems Integration.

  The Company provides services to support mission-specific requirements for both government and commercial customers. Most of the Company's ground system contracts have a service component. Depending on the application, the services may include tailoring of COTS software products, integration of third-party hardware and software and/or custom software development. The Company also provides post-delivery warranty and maintenance service for most of its systems. The Company believes that its expertise and experience in satellite systems and operations, computer software and hardware, engineering/mathematical analysis and end-user applications allow it to provide ground systems that exceed traditional expectations on system performance, cost and implementation schedule. The Company's experience, together with its innovative COTS software products and software tools, reduce the risks and lead time associated with ground systems development.

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

     Station Automation. The Company has extended the EPOCH 2000 product line to include the LEO-T software, which provides fully automated un-manned operations of remote tracking stations for LEO satellites.

     Data Processing.   The Company offers software tools and custom development
services for satellite payload data acquisition and processing. The Company's principal work in this area has been for meteorological satellites.

     Simulation.   The Company builds satellite simulators which are used for ground systems checkout, training, spacecraft anomaly resolution and flight software validation.


Customers

     In general, there are three major applications for satellites: communications, remote sensing, and science. The Company has customers in each of these areas. The Company believes that the combination of its proven COTS software products and its strength as a systems integrator has positioned it to serve as an end-to-end provider of total solutions for all of these applications.

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

     The Company's products are currently flying communications satellites from most of the major satellite manufacturers, including Hughes Space and Communications Company, Lockheed Martin Corporation, Loral Space & Communications Ltd., Matra, and Alcatel. The Company's customers include GE Americom, Loral Skynet, Shin Satellite Public Company Ltd., Binariang Satellite Systems Sdn. Bhd. and China Telecommunications Broadcast Satellite Corporation. All of these operators have purchased the Company's products to operate their fleets of geosynchronous Earth orbit (''GEO'') communications satellites.

   Remote Sensing and Meteorology.

     The Company builds command and control systems as well as payload and image data processing systems for meteorological satellites. Since its inception, the Company has provided ground systems for the U.S. National Oceanic and Atmospheric Administration ("NOAA"), including both their Geostationary Operational Environmental Satellite Program ("GOES") and the Television Infrared Observational Satellite ("TIROS") programs. The Company's systems support mission operations, instrument data processing, simulation and flight software validation. The Company also built the complete command and control system for the U.S. Air Force Defense Meteorological Satellite Program (''DMSP''), whose operations were recently transitioned to civilian control under NOAA's aegis. Since 1982, the Company has also been under contract to provide the DMSP program with satellite simulators used for training, ground system checkout and flight software analysis.

     High-performance ground systems are required to support Earth resource satellites that provide military and civilian customers with accurate image data. The Company has provided such command and control subsystems to Space Imaging/EOSAT and other operators.

     The Company's DOMSAT receive station (''DRS'') is a PC-based product that receives real-time environmental information via satellite from ground-based data collection platforms and provides integrated capability for data management and analysis. The Company has sold over 70 DRS systems in the U.S. for a variety of government and commercial applications. Customers include the U.S. Geological Survey, the U.S. Army Corps of Engineers, the State of Louisiana and the City of Colorado Springs, Colorado.

   Scientific Research.

     The Company has supported a variety of diverse and complex science missions. The Company has supported more than a dozen missions for the National Aeronautics and Space Administration (''NASA''), including the Small Explorer (''SMEX'') missions, International Solar-Terrestrial Physics (''ISTP'') missions, X-ray Timing Explorer (''XTE'') and Tropical Rainfall Measuring Mission (''TRMM''). Projects range from the development of distributed command and control systems to validation of complex embedded flight software.

     The Company was selected by the Johns Hopkins University Applied Physics Laboratory to support the first NASA Discovery Mission, the Near Earth Asteroid Rendezvous Program (''NEAR''). NEAR is the first in a series of low-cost, small-planet exploratory missions designed to gather data about asteroids in the solar system. The Company's EPOCH 2000 product forms the core of the mission's command and control ground system and also supports the spacecraft I&T. The Applied Physics Laboratory is also using the Company's products for other science missions.

     The National Space Program Office (''NSPO'') for the Republic of China selected the Company to provide the complete command and control system for their ROCSAT-1 satellite. As a subcontractor to AlliedSignal, the Company provided the control center software, baseband hardware and system engineering and integration support. The Company also supports small satellite missions in America such as Orbital Sciences Corporation's SeaStar and Microlab programs.


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

     The percentages of revenues received by the Company from prime contracts and subcontracts for fiscal years 1999 and 1998 are as follows:

                                                        Fiscal Year
                                                -----------------------------
           Contract Source                       1999                   1998
          -----------------                      -----                  -----
           Prime Contract                         64%                    68%
            Subcontract                           36%                    32%

     For a given contract, the revenue mix may include the Company's COTS software products, pass-through of third-party hardware and software, and services provided by the Company or its subcontractors. The Company, through its wholly owned subsidiary IMI, earns commission revenue by representing a number of electronic product manufacturers in Maryland, Virginia and the District of Columbia, principally in space-related markets .

     The Company generates revenue under three types of contracts: cost plus, fixed price, and time and material ("T&M") contracts. Under a cost plus contract, the Company is reimbursed for allowable costs within the contractual terms and conditions and is paid a negotiated fee. The fee may be fixed or based on performance incentives. Revenue recognition under a cost plus contract is based upon actual costs incurred and a pro rata amount of the negotiated fee. Under a fixed price contract, the Company is paid a stipulated price for services or products and bears the risk of increased or unexpected costs. Revenue under a fixed price contract is recognized using the percentage of completion method of accounting based on costs incurred in relation to total estimated costs. Under a T&M contract, the Company receives fixed hourly rates intended to cover salary costs attributable to work performed on the contract and related overhead expenses, reimbursement for other direct costs and a profit. Revenue is recognized under a T&M contract at the contractual rates as labor hours and direct expenses are incurred. A significant amount of the Company's revenue is earned under cost plus contracts. To date, the vast majority of contracts for the purchase of the Company's COTS software products have been fixed priced in nature, either firm fixed price contracts or T&M fixed labor rate contracts.

     The following table summarizes the percentage of revenues attributable to each contract type for the period indicated:

                                                        Fiscal Year
                                                -----------------------------
           Contract Type                         1999                   1998
          -----------------                      -----                  -----
             Cost Plus                            34%                    41%
            Fixed Price                           63%                    56%
        Time and Materials                         3%                     3%

     Based on recent trends, the Company believes that the relative percentage of cost plus contracts will decline in future fiscal periods.

U.S. Government Contracts

     Company revenues from U.S. Government contracts are derived from a combination of contracts with the U.S. Government and subcontracts with other companies that have prime contracts with the U.S. Government. For both fiscal years 1999 and 1998, approximately 65% of the Company's revenues were derived from contracts or subcontracts funded by the U.S. Government.

     NOAA, one agency, represented 47% and 43% of revenues, respectively, for fiscal years 1999 and 1998. The Company expects that at least 29% of its revenue for fiscal year 2000 will be derived from NOAA contracts. The loss of any one of these NOAA contracts could significantly affect the Company's performance. Similarly, the expiration, or termination for convenience, of any major contract could significantly affect the Company's performance if not renewed or replaced by contracts of similar value. It is estimated that the single largest NOAA contract will represent approximately 13% of the Company's fiscal year 2000 revenue. This contract is to develop the ground system used to operate the next generation of geosynchronous weather satellites at NOAA.

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

Non-U.S. Government Contracts

     In addition to having contracts with the U.S. Government, the Company also has contracts with commercial and international organizations. For both fiscal years 1999 and 1998 approximately 35% of the Company's revenues were derived from non-U.S. Government contracts. These contracts are typically with commercial satellite operators, satellite manufacturers, aerospace systems integrators and foreign governments.

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

     For certain of the Company's non-U.S. Government contracts, the Company often has terms in its contracts under which the customer can enforce performance of the Company or seek damages in case the Company does not perform as agreed to in the contract. Contracts may require the Company to post a performance bond, establish an irrevocable letter of credit, or agree to pay liquidated damages in the event of late delivery.


Backlog

     The Company's estimated backlog is as follows:

                                               Sept. 30, 1999             Sept. 30, 1998
                                              ----------------           ----------------

Outstanding Commitments (1)..................    $ 29,292,235              $17,389,358
General Commitments (2)......................      14,633,439               25,212,281
                                                 ------------              -----------
     Total...................................    $43,9725,674              $42,601,639
                                                 ============              ===========

--------------
  (1) Represents orders that are firm and funded.
  (2) Represents orders that are firm but not yet funded and contracts awarded but not yet signed.

     Under outstanding commitments, the Company agrees to provide specific services, frequently over an extended period of time, with continued performance of those services contingent upon the customer's year-to-year decision to fund the contract.

     General commitments consist of contract options and sole source business that management believes likely to be exercised or awarded in connection with existing contracts. Contract options are the Company's contractual agreement to perform specifically defined services only in the event the customer thereafter requests the Company to do so. Sole source business refers to contract work which the Company reasonably expects to be awarded based on its unique expertise in a specific area or because it has previously done all such work in that area for the customer or prime contractor who will award the contract. The Company estimates that 67% of backlog as of September 30, 1999 will be completed during fiscal year 2000. Estimated backlog includes contract options through September 30, 2002, including general commitments.

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


Competition

     The Company experiences significant competition in all of the areas in which it does business. The Company believes it is one of four companies in the United States that derive the major portion of their revenue from the development of satellite ground systems. The Company competes with numerous companies having similar capabilities, some of which are larger and have considerably greater financial resources, including Lockheed Martin Corporation, Loral Space & Communications Ltd., Orbital Sciences Corporation, AlliedSignal, Computer Sciences Corporation, Alcatel Espace, and Matra Marconi Space. Many of these competitors are significantly larger and have greater financial resources than the Company, and some of these competitors are divisions or subsidiaries of large, diversified companies that have access to the financial resources of their parent companies. In addition, several smaller companies have specialized capabilities in similar areas. In general, the markets in which the Company competes are not dominated by a single company; instead, a large number of companies offer services that overlap and are competitive with those offered by the Company. There can be no assurance that the Company will be able to compete successfully.

     Because its command and control business is specialized and the Company is a leader in COTS software products, the market for this business is somewhat less competitive. In the command and control software market, the Company competes against other companies in the space industry. The Company's products also face competition from certain government off-the-shelf (GOTS) products for satellite command and control. In its other business areas, ground equipment and systems integration, the Company competes against systems integrators and product manufacturers.

     The Company believes that the principal competitive factors in the businesses in which it operates are technical understanding, management capability, past contract performance, personnel qualifications, and price.

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


Proprietary Rights

     The Company regards its products as proprietary trade secrets and confidential information. The Company relies on a combination of common law copyright and trade secret laws, third party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software. There can be no assurance, however, that in spite of these precautions, an unauthorized third party will not obtain and use information that the Company considers proprietary. To date, the Company has not registered any of its copyrights or trademarks. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. There can be no assurance that the mechanisms used by the Company to protect its software will be adequate or that the Company's competitors will not independently develop software products that are substantially equivalent or superior to the Company's products. None of the Company's software is patented. The Company believes that it has all necessary rights to market its products, although there can be no assurance third parties will not assert infringement claims in the future.

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

     As of November 24, 1999, the Company employed approximately 209 employees of whom 204 are full-time employees and 175 of whom are considered professionals in engineering related disciplines. Of the engineering professionals, 91% have undergraduate degrees in a scientific discipline and 43% of those have advanced degrees in a scientific discipline. Approximately 81% of the engineering staff have at least seven years experience.

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


Research and Development

     The Company is continually engaged in research and development activities both to improve its existing software products as well as probe additional product areas for the future growth and development of the Company. Currently, the Company is focusing its research and development efforts primarily on developing and improving the user interface systems for its COTS software products. In fiscal years 1999 and 1998, total capitalized software development expenditures were $1,180,643 and $693,309 respectively.


Environment

     No material effects on the Company's expenditures, earnings, or competitive position are anticipated as a result of compliance with federal, state, and local provisions which have been enacted or adopted regulating the discharge of material into the environment, or otherwise related to the protection of the environment.


Financing

     During fiscal year 1999, the Company had access to a general line of credit facility through which it could borrow up to $3.0 million. Borrowings under the line of credit bear interest at the Eurodollar Rate plus 1.9% per annum. The line of credit was secured by the Company's billed and unbilled accounts receivable. The line also had certain financial covenants, including minimum net worth and liquidity ratios. The line expired July 31, 1999. At September 30, 1999 and 1998, the Company had no amounts outstanding under the line of credit.

     Since August 1, 1999 through December, 1999, the Company operated without a line of credit, relying on its newly raised private placement equity and retained cash to fund operations. The Company is negotiating a new credit facility to supplement operating cash flow and to fund small acquisitions on terms generally more favorable than the terms of its prior credit facility.

     The Company also has access to a $2.0 million equipment lease line of credit under which it had $1,315,000 outstanding as of September 30, 1999. The outstanding balance is payable over a 36 month period and bears interest at a rate of 8.8% per annum.

      See Footnote Numbers 5 and 7 of the notes to the Financial Statements for further information regarding these matters.


Financial Information in Industry Segments

     During the year ended September 30, 1999, the Company's operations included two reportable segments: satellite ground systems and electronic test instrumentation and equipment marketing.

     The Company provides satellite ground systems - computer systems for satellite command and control, data processing, simulation, and flight software validation. Customers for these systems include U.S. Government organizations such as NASA, NOAA, and the U.S. Air Force, as well as commercial satellite operators, both domestic and foreign.

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


Item 2.  Properties
         ----------

     The Company's headquarters occupies approximately 46,700 square feet at 5000 Philadelphia Way, Lanham, Maryland 20706. The lease expires May 31, 2009, and the annual lease cost for this lease is approximately $471,670, excluding operating expenses of approximately $81,725. During fiscal year 1997, the Company contracted for an additional 17,638 square feet of space at 4200 Forbes Blvd. Lanham, Maryland 20706. This second lease expired April 15, 1999 and had an annual lease cost, excluding operating expenses, of approximately $148,000. During April, 1999 the Company contracted for 24,224 square feet at 5200 Philadelphia Way, Lanham, Maryland 20706. The lease expires May 31, 2009 and has an annual lease cost of $244,662, excluding operating expenses of approximately $47,237.

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

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder's Matters
         -----------------------------------------------------------------------

     The following table sets forth the high and low prices of the Common Stock as reported by The NASDAQ National Market, where the Common Stock trades under the Symbol ''ISYS.'' The prices reported have been adjusted to give retroactive effect to changes resulting from stock dividends and stock splits.


1999 Fiscal Year                            High         Low
----------------                          --------     --------
First Quarter                              29.88         13.00
Second Quarter                             20.38         11.50
Third Quarter                              24.94         17.56
Fourth Quarter                             29.00         20.88


1998 Fiscal Year                            High         Low
----------------                          --------     --------
First Quarter                               7.06         4.88
Second Quarter                             16.00         6.59
Third Quarter                              17.00        11.69
Fourth Quarter                             18.50        10.63

     As of September 30, 1999, there were approximately 1,977 holders of record of the Company's Common Stock.

     Historically, the Company has not paid any cash dividends, nor does the Company anticipate declaring or paying cash dividends in the foreseeable future. Instead, the Company intends to invest earnings in the operations, development and growth of its business. The payment of future dividends on the Common Stock and the rate of such dividends, if any, will be determined in light of any applicable contractual restrictions limiting the Company's ability to pay dividends, the Company's earnings, financial condition, capital requirements and other factors deemed relevant by the Board of Directors. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources.''


Item 6.  Management's Discussion And Analysis Of Financial Condition And Results
         -----------------------------------------------------------------------
         Of Operations
         -------------

                        COMPARISON OF FISCAL YEAR 1999
                        ------------------------------
                              TO FISCAL YEAR 1998
                              -------------------

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

Results of Operations

     The components of the Company's income statement as a percentage of revenue are depicted in the following table for the fiscal years ended September 30, 1999 and September 30, 1998:

                                                          Fiscal Year                                Fiscal Year
                                                             1999                                       1998
                                   Fiscal Year               % of              Fiscal Year              % of
                                      1999                 Revenue                1998                 Revenue
                             -----------------------  ------------------  ---------------------  -------------------
                                 (in thousands)                              (in thousands)

Revenue                              $39,579                100.0               $28,036                 100.0
Cost of revenue                       28,260                 71.4                20,677                  73.8
                                     -------                -----               -------                 -----

Gross margin                          11,319                 28.6                 7,359                  26.2
SG&A                                   4,644                 11.7                 3,047                  10.9
Offering Expenses                          0                    0                   378                   1.3
Prod. amortization                       660                  1.7                   660                   2.3
                                     -------                -----               -------                 -----

Income from operations                 6,015                 15.2                 3,274                  11.7
Other income (exp.) net                   39                   .1                  -167                   -.6
                                     -------                -----               -------                 -----

Income before taxes                    6,054                 15.3                 3,107                  11.1
Income taxes                           2,338                  5.9                 1,198                   4.3
                                     -------                -----               -------                 -----

Net income                             3,716                  9.4                 1,909                   6.8
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

     For the fiscal years ended September 30, 1999 and 1998, the Company's revenues were generated from the following sources:

                                            Fiscal Year             Fiscal Year
   Revenue Type                                1999                    1998
   --------------                           -----------             ----------
   Commercial Products & Services
   Commercial Users                            35%                     35%
   U.S. Government Users                        4                       8
                                             ----                    ----
     Subtotal                                  39                      43
                                             ----                    ----

     Government Services
     NOAA                                      47                      43
     NASA                                      10                       5
     Other U.S. Government Users                4                       9
                                             ----                    ----
     Subtotal                                  61                      57
                                             ----                    ----
          Total                               100%                    100%
                                             ====                    ====

     Based on the Company's revenue categorization system, the Company classified 39% and 43% of its revenue as Commercial Products and Services revenue with the remaining 61% and 57% classified as Government Services revenue for fiscal years ended September 30, 1999 and 1998, respectively. By way of comparison, if the revenues were classified strictly according to end-user (independent of the Company's internal revenue categorization system), the U.S. Government would account for 65% of the total revenues for both fiscal years 1999 and 1998.

     On a consolidated basis, revenue increased 41.2%, or $11.6 million, to $39.6 million for fiscal year 1999, from $28.0 million for fiscal year 1998. The increase was principally due to increases in both the Company's Government Services revenues and the Company's Commercial Products and Services revenues. During fiscal year 1999, the Company continued to make progress in selling its EPOCH based ground systems to commercial clients while also making in-roads selling EPOCH based systems to governmental clients, especially NOAA, as U.S. Government customers increased their purchases of the Company's EPOCH product line and related services for both command and control applications and for Integration and Test ("I&T") services.



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

     During fiscal year 1999, cost of revenue increased to $28.3 million from $20.7 million in fiscal year 1998 due primarily to increases in direct labor and related overhead costs necessary to staff the Company's new contracts and revenue growth. Cost of equipment and subcontracts also increased $2.5 million between fiscal year 1999 and fiscal year 1998. Cost of revenue expressed as a percentage of revenues declined to 71.4% for fiscal year 1999 from 73.8% for fiscal year 1998.

     The Company's gross margin increased 53.8%, or $4.0 million, to $11.3 million for fiscal year 1999 from $7.4 million for fiscal year 1998. The increase was principally due to margin increases in virtually all of the Company's revenue components (i.e. licenses, engineering services, and pass-throughs) that occurred as a result of several factors, including an increase in revenue from high margin license sales, which nearly doubled between fiscal year 1998 and fiscal year 1999. As a result of the foregoing factors, gross margin as a percentage of revenue was 28.6% during fiscal year 1999 compared to 26.2% for fiscal year 1998.

Operating Expenses/Income from Operations

     Selling, General & Administrative expenses (SG&A) increased to approximately $4.6 million in fiscal year 1999 from $3.0 million in fiscal year 1998. The change was primarily due to increases in the Company's selling and marketing infrastructure costs combined with increased bid and proposal expenses. As a percentage of revenue, SG&A accounted for 11.7% of revenue in fiscal year 1999 compared to 10.9% in the preceding fiscal year. Product amortization was $660,000 for both fiscal years 1999 and 1998.

     During fiscal year 1998, the Company charged approximately $380,000 to operating expense in connection with its decision to indefinitely postpone a secondary public offering that was registered with the Securities and Exchange Commission (SEC) in July 1998 on Form S-1 and withdrawn in September 1998. However, in June 1999, the Company successfully raised $19.7 million (net) in the private placement of approximately 1.2 million shares of its common stock.

     Income from operations increased 83.7% to $6.0 million for fiscal year 1999 from $3.2 million for fiscal year 1998 primarily due to increases in gross margin dollars described above. As a percentage of revenue, income from operations increased to 15.2% for fiscal year 1999 from 11.7% for the prior fiscal year. This increase was principally the result of improved gross margin rates combined with a lower percentage of product amortization as a function of revenue. Further, fiscal year 1998 offering expenses ($380,000) did not recur in fiscal year 1999.

     The Company's effective tax rate was 38.6% for both fiscal years 1999 and 1998.


Outlook

     The Company's strong fiscal year results represent a continued trend from prior fiscal years of increased sales and profitability on those sales. At this time, the Company has a significant backlog of work to be performed, as well as potential contract awards it believes are probable based on proposals in the pipeline. Management believes that operating results for future periods will continue to improve based on the following assumptions:

     . Demand for satellite technology and related products and services will continue to expand

     . Sales of its software products and engineering services will continue to increase


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     Since the Company's inception in 1982, it has been profitable on an annual basis and has generally financed its working capital needs through internally generated funds, supplemented by borrowings under the Company's general line of credit facility with a commercial bank and the proceeds from the Company's initial public offering in 1988. In June 1999, the Company supplemented its working capital position by raising approximately $19.7 million (net) through the private placement of approximately 1.2 million shares of its common stock.

     For fiscal year 1999, the Company generated approximately $4.4 million of cash from operating activities, and used approximately $20.1 million for investing activities, $18.1 million of which was used to purchase short term marketable securities. Further, the Company invested approximately $1.2 million for newly capitalized software development costs. During fiscal year 1999, the Company also purchased approximately $790,000 of fixed assets (principally new computers and equipment) and procured an additional $610,000 of electronic equipment under its capital lease.

     During fiscal year 1999 through July 31, 1999, the Company had access to a general line of credit facility through which it could borrow up to $3.0 million. Borrowings under the line of credit bore interest at the Eurodollar Rate plus 1.9% per annum. Any accrued interest was payable monthly. The line of credit was secured by the Company's billed and unbilled accounts receivable. The line also had certain financial covenants, including minimum net worth and liquidity ratios. At September 30, 1999 and 1998, the Company had no amounts outstanding under the line of credit.

     During the period August 1, 1999 through December, 1999, the Company operated without a line of credit relying on its newly raised private placement equity and retained cash to fund operations. The Company is negotiating a new credit facility to supplement operating cash flow and to fund small acquisitions on terms generally more favorable than the terms of its prior credit facility.

     The Company also has access to a $2.0 million equipment lease line of credit under which it had $1,300,000 outstanding as of September 30, 1999. The outstanding balance is payable over a 36 month period and bears interest at a rate of 8.8% per annum.

     The Company currently anticipates that its current cash balances, amounts available under its lease line of credit and a new line of credit and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. The Company believes that inflation did not have a material impact on the Company's revenues or income from operations in fiscal years 1999 and 1998 to date.


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

     The Company may realize exposure and risk if the systems it relies upon to conduct day-to-day operations are not year 2000 compliant. The potential areas of exposure include electronic data exchange systems operated by third parties with whom the Company transacts business, products purchased from third parties and computers, software, telephone systems and other equipment used internally. To minimize the potential adverse effects of the year 2000 problem, the Company established an internal project team comprised of all functional disciplines. This project team has begun a three-phase process of:

 . identifying the Company's internal information and non-information technology systems that are not year 2000 compliant;

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

Forward Looking Statements

     Certain of the statements contained in the Business section, in other parts of this 10-KSB, and in this section, including those under the headings "Outlook" and "Liquidity and Capital Resources," are forward looking. In addition, from time to time, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These forward-looking statements are predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. While the Company believes that these statements are and will be accurate, a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's statements. The Company's business is dependent upon general economic conditions and upon various conditions specific to its industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may effect the Company's business including the following:

     . A significant portion of the Company's revenue is derived from contracts or subcontracts funded by the U.S. government.

     . The presence of competitors with greater financial resources and their strategic response to the Company's new services.

     . The potential obsolescence of the Company's services due to the introduction of new technologies.

     . The response of customers to the Company's marketing strategies and services.

     .  Changes in activity levels in the Company's core markets.


     While sometimes presented with numerical specificity, these forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which although considered reasonable by the Company, may not be realized. Because of the number and range of the assumptions underlying the Company's forward-looking statements, many of which are subject to significant uncertainties and contingencies beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this document. These forward-looking statements are based on current information and expectation, and the Company assumes no obligation to update. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular forward-looking statement should not be regarded as a representation by the Company or any other person that these estimates will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

Item 7.  Financial Statements and Supplementary Data
         -------------------------------------------



                            INTEGRAL SYSTEMS, INC.
                               AND SUBSIDIARIES

                                --------------

                       CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended September 30, 1999 and 1998
                                      AND
                         INDEPENDENT AUDITORS' REPORT

                               TABLE OF CONTENTS


DESCRIPTION                                                                    PAGES

Independent Auditors' Report                                                    F-1

Consolidated Balance Sheet as of September 30, 1999                             F-2

Consolidated Statements of Operations for the Years Ended
    September 30, 1999 and 1998                                                 F-3

Consolidated Statements of Stockholders' Equity for the Years Ended
    September 30, 1999 and 1998                                                 F-4

Consolidated Statements of Cash Flows for the Years Ended
    September 30, 1999 and 1998                                                 F-5

Notes to Consolidated Financial Statements                                   F-6-16

                         Rubino & McGeehin, Chartered
                         Certified Public Accountants
                        6905 Rockledge Drive, Suite 700
                            Bethesda, MD 20817-1818



                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Integral Systems, Inc.

     We have audited the accompanying consolidated balance sheet of Integral Systems, Inc. and its subsidiaries as of September 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integral Systems, Inc. and its subsidiaries as of September 30, 1999, and their consolidated results of operations and consolidated cash flows for the years ended September 30, 1999 and 1998, in conformity with generally accepted accounting principles.



November 20, 1999
Bethesda, Maryland

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                              September 30, 1999

                             ---------------------


                                    ASSETS

Current assets
  Cash and cash equivalents                                                             $ 7,027,446
  Marketable securities                                                                  18,136,000
  Accounts receivable, net                                                               12,990,182
  Employee receivables and other receivables                                                 62,638
  Prepaid expenses                                                                           78,123
                                                                                        -----------

  Total current assets                                                                   38,294,389

Property and equipment, at cost, net of accumulated
  depreciation and amortization                                                           1,825,441
Software development costs, net of accumulated amortization                               2,006,194
Deposits                                                                                     13,666
                                                                                        -----------

  Total assets                                                                          $42,139,690
                                                                                        ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable - trade                                                              $ 2,838,639
  Accrued expenses                                                                        2,555,850
  Capital leases payable - current portion                                                  601,327
  Billings in excess of revenue for contracts in progress                                 1,666,484
  Income taxes payable                                                                      173,637
  Deferred income taxes                                                                     146,890
                                                                                        -----------

  Total current liabilities                                                               7,982,827

Capital leases payable - long term portion                                                  714,106
                                                                                        -----------

  Total liabilities                                                                       8,696,933
                                                                                        -----------

Commitments and contingencies

Common stock, $.01 par value, 40,000,000 shares authorized,
  7,163,908 shares issued and outstanding                                                    71,639
Additional paid-in capital                                                               21,993,620
Retained earnings                                                                        11,377,498
                                                                                        -----------

  Total stockholders' equity                                                             33,442,757
                                                                                        -----------

   Total liabilities and stockholders' equity                                           $42,139,690
                                                                                        ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years Ended September 30, 1999 and 1998

                             ---------------------

                                                                                   1999                      1998
                                                                                -----------               -----------
Revenue                                                                         $39,579,371               $28,035,506
                                                                                -----------               -----------

Cost of revenue
 Direct labor                                                                     9,807,008                 6,679,422
 Direct equipment and subcontracts                                               10,452,268                 7,985,289
 Travel and other direct costs                                                    1,155,842                   951,895
 Overhead costs                                                                   6,844,902                 5,059,996
                                                                                -----------               -----------

  Total cost of revenue                                                          28,260,020                20,676,602
                                                                                -----------               -----------

Gross margin                                                                     11,319,351                 7,358,904

Selling, general and administrative                                               4,644,666                 3,047,042
Product amortization                                                                660,000                   660,000
Offering expenses                                                                         -                   378,110
                                                                                -----------               -----------

Income from operations                                                            6,014,685                 3,273,752

Other income (expense)
 Interest income                                                                    383,812                    60,447
 Interest expense                                                                  (120,244)                  (86,556)
 Miscellaneous, net                                                                (224,306)                 (140,816)
                                                                                -----------               -----------

Income before income taxes                                                        6,053,947                 3,106,827

Provision for income taxes                                                        2,338,100                 1,197,801
                                                                                -----------               -----------

 Net income                                                                     $ 3,715,847               $ 1,909,026
                                                                                ===========               ===========

Weighted average number of common shares:
 Basic                                                                            6,319,090                 5,793,433

 Diluted                                                                          6,772,601                 6,232,933

Earnings per share:
 Basic                                                                                 $.59                      $.33
                                                                                ===========               ===========

 Diluted                                                                               $.55                      $.31
                                                                                ===========               ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years Ended September 30, 1999 and 1998

                             ---------------------




                                       Number of            Common Stock       Additional        Retained
                                         Shares             at Par Value     Paid-in Capital     Earnings          Total
                                       ---------            ------------    ---------------      ---------        ------

Balance, September 30, 1997              5,724,904           $57,249         $   812,159        $ 5,752,625    $ 6,622,033

  Stock options exercised                  115,080             1,150             361,201                  -        362,351
  Tax benefit of stock options
   exercised                                     -                 -             225,622                  -        225,622

  Net income                                     -                 -                   -          1,909,026      1,909,026
                                         ---------           -------         -----------        -----------    -----------

Balance, September 30, 1998              5,839,984            58,399           1,398,982          7,661,651      9,119,032

  Private placement offering             1,183,268            11,833          19,650,219                  -     19,662,052
  Stock options exercised                  140,656             1,407             455,740                  -        457,147
  Tax benefit of stock options
   exercised                                     -                 -             488,679                  -        488,679

  Net income                                     -                 -                   -          3,715,847      3,715,847
                                         ---------           -------         -----------        -----------    -----------

Balance, September 30, 1999              7,163,908           $71,639         $21,993,620        $11,377,498    $33,442,757
                                         =========           =======         ===========        ===========    ===========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                                                        1999                     1998
                                                                        ----                     ----

Cash flows from operating activities:
 Net income                                                         $  3,715,847             $ 1,909,026
                                                                    ------------             -----------
 Reconciling adjustments:
  Depreciation and amortization                                        1,386,979               1,188,994
  Change in deferred income taxes                                        329,581                (138,367)
  Tax benefit of stock options exercised                                 488,679                 225,622
  (Increase) decrease in:
   Accounts receivable                                                (2,077,809)             (1,843,966)
   Prepaid expenses and deposits                                         (27,647)                 52,229
   Employee and other receivables                                        (59,953)                 (1,486)
  (Decrease) increase in:
   Accounts payable - trade                                             (245,325)                196,545
   Accrued expenses                                                      292,164                 760,367
   Billings in excess of revenue for contracts in progress             1,147,764                (284,461)
   Income taxes payable                                                 (574,140)                572,767
                                                                     ------------             -----------

     Total adjustments                                                   660,293                 728,244
                                                                     ------------             -----------

 Net cash provided by operating activities                             4,376,140               2,637,270
                                                                     ------------             -----------

Cash flows from investing activities:
 Acquisition of marketable securities                                (18,136,000)                      -
 Acquisition of property and equipment                                  (792,499)               (108,648)
 Software development costs                                           (1,180,643)               (693,309)
                                                                     ------------             -----------

 Net cash used in investing activities                               (20,109,142)               (801,957)
                                                                     ------------             -----------

Cash flows from financing activities:
 Net proceeds from private placement                                  19,662,052                       -
 Proceeds from exercise of stock options                                 457,147                 362,351
 Payments on capital lease obligations                                  (413,895)               (149,134)
 Proceeds from sale/lease back                                                 -                 500,000
 Payments on line of credit                                                    -                (500,000)
                                                                     ------------             -----------

 Net cash provided by financing activities                            19,705,304                 213,217
                                                                     ------------             -----------

Net increase in cash and cash equivalents                              3,972,302               2,048,530

Cash and cash equivalents, beginning of year                           3,055,144               1,006,614
                                                                     ------------             -----------

Cash and cash equivalents, end of year                              $  7,027,446             $ 3,055,144
                                                                     ============             ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended September 30, 1999 and 1998
                               ________________


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

     Marketable Securities

     Marketable securities, comprised of variable rate State of Maryland debt securities at September 30, 1999, are considered available-for-sale and are carried at estimated current value based on quoted market prices. Current value at September 30, 1999, approximates cost.

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

                   INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended September 30, 1999 and 1998
                                 _____________


1.   Summary of Significant Accounting Policies (continued)

     Depreciation and Amortization

     Property and equipment are stated at cost. The Company provides for depreciation and amortization by charges, using the straight-line method, to operating expenses at rates based on estimated useful lives as follows:

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

     Software Development Costs

     The Company has capitalized costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards No. 86, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis and has been recognized for those products available for market based on the products' estimated economic lives of three to five years. Due to inherent technological changes in software development, however, the period over which such capitalized costs is being amortized may have to be modified.

     Earnings Per Share

     Basic earnings per share is computed using the weighted average number of shares outstanding during the period. The only reconciling item between the shares used for basic and diluted earnings per share related to outstanding stock options. No reconciling items existed between the net income used for basic and diluted earnings per share. The earnings per share computations have been adjusted retroactively where appropriate for the stock splits discussed in Note 11.

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

                   INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                    Years Ended September 30, 1999 and 1998
                                 ____________


1.   Summary of Significant Accounting Policies (continued)

     Segment Information

     In 1999, the Company adopted Statement of Financial Accounting Standard
     (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". Under the new standard, the Company is required to use the "management" approach to reporting its segments. The management approach designates the internal organization, used by management for making operating decisions and assessing performance, as the source of the Company's segments. The adoption of SFAS No. 131 had no impact on the Company's consolidated financial position, results of operations or cash flows.


2.   Accounts Receivable and Revenue

     Accounts receivable at September 30, 1999, consist of the following:

                                      Billed
                     Government services
                      Prime contracts                   $  1,766,729
                      Subcontracts                         2,960,656
                     Commercial products and services      3,031,186
                                                        ------------

                       Total billed                        7,758,571
                                                        ------------

                                     Unbilled

                      Government services
                       Prime contracts                     1,153,135
                       Subcontracts                        2,311,688
                      Commercial products and services     1,766,788
                                                        ------------

                       Total unbilled                      5,231,611
                                                        ------------

                      Total accounts receivable, net    $ 12,990,182
                                                        ============

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

                   INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended September 30, 1999 and 1998
                                 _____________


2.   Accounts Receivable and Revenue (continued)

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

     During the years ended September 30, 1999 and 1998, approximately 61% and 57%, respectively, of the Company's revenue was from government services, primarily the National Oceanic and Atmospheric Administration (NOAA) and the National Aeronautics and Space Administration (NASA). The remaining revenue is from commercial products and services as defined above.

     By the way of comparison, if revenues were reclassified according to end customer, the Company's revenue from U.S. government customers, both as a prime contractor and a subcontractor, for each of the years ended September 30, 1999 and 1998, was 65%. Revenue from non-U.S. government customers for each of the years ended September 30, 1999 and 1998, was 35%.


3.    Property and Equipment


      Property and equipment as of September 30, 1999, are as follows:

                         Electronic equipment                $     655,272
         Furniture and fixtures                                    380,904
         Leasehold improvements                                    132,110
         Software                                                   67,861
         Equipment under capital lease                           1,911,463
                                                             -------------

           Total property and equipment                          3,147,610
         Less:  accumulated depreciation and amortization       (1,322,169)
                                                             -------------

         Property and equipment, net                         $   1,825,441
                                                             =============


4.   Software Development

     Software development costs as of September 30, 1999, consist of the following:

         Costs incurred                                      $   5,155,635
         Less:  accumulated amortization                        (3,149,441)
                                                             -------------

         Software development costs, net                     $   2,006,194
                                                             =============

   Amortization expense for each of the years ended September 30, 1999 and 1998, was $660,000.

                   INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended September 30, 1999 and 1998

                                  ----------

5.   Line of Credit

     The Company had a line of credit agreement with a bank for $3,000,000 which expired July 31, 1999. Borrowings under the line were due on demand with interest at the Eurodollar Rate, plus 1.9% per annum. The line of credit was secured by the Company's billed and unbilled accounts receivable and had certain financial covenants, including minimum net worth and liquidity ratios. At September 30, 1999, the Company had no outstanding balance under the line of credit. The Company is currently negotiating a revised line of credit.


6.   Accrued Expenses

     Accrued expenses at September 30, 1999, consist of the following:

               Accrued payroll and withholdings              $1,515,350
          Accrued vacation                                      670,255
          Accrued profit sharing                                370,245
                                                             ----------

           Total accrued expenses                            $2,555,850
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

     The Company also incurred additional capital lease obligations when it entered into new leases for equipment. Capital lease additions were $609,996 and $1,298,966, for the years ended September 30, 1999 and 1998, respectively. Future payments under the capital lease obligations at September 30, 1999, are as follows:

          Years ending September 30,  2000                          $  679,197
                                      2001                             492,374
                                      2002                             143,023
                                      2003                              38,877
                                      2004                              38,877
                                    Thereafter                          78,033
                                                                    ----------

          Total payments                                             1,470,381
          Less amount representing interest at 8.8% per annum         (154,948)
                                                                    ----------

          Present value of future lease payments                    $1,315,433
                                                                    ==========

                   INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended September 30, 1999 and 1998

                                  ----------

7.   Commitments and Contingencies (continued)

     Operating Leases

     The Company leases its office space. The current lease expires in 2009. Future minimum lease payments under the office lease are as follows:

          Years ending September 30,    2000                   $  680,000
                                        2001                      700,000
                                        2002                      720,000
                                        2003                      740,000
                                        2004                      770,000
                                      Thereafter                3,890,000
                                                               ----------

          Total payments                                       $7,500,000
                                                               ==========

     Lease payments do not include operating expenses or utilities, which are adjusted annually. Rent expense was $577,621 and $468,280, for the years ended September 30, 1999 and 1998, respectively.

     Government Contracts

     A significant portion of the Company's revenues represent payments made by the U.S. government and by contractors that have prime contracts with the U.S. government. These revenues are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). Audits by the DCAA have been completed on the Company's contracts and subcontracts through the year ended September 30, 1998. Management is of the opinion that any disallowances of costs for subsequent fiscal years by the government auditors, other than amounts already provided, will not materially affect the Company's financial statements.

8.   Income Taxes

     For the years ended September 30, 1999 and 1998, the provision for income taxes consists of the following:

                                                   1999         1998
                                                ----------   ----------
          Current tax expense
           Federal                              $1,652,585   $1,096,247
           State                                   355,934      239,921
                                                ----------   ----------
                                                 2,008,519    1,336,168
          Deferred tax expense (benefit)           329,581     (138,367)
                                                ----------   ----------

           Total provision                      $2,338,100   $1,197,801
                                                ==========   ==========

                   INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended September 30, 1999 and 1998

                                  ----------

8.   Income Taxes (continued)

     At September 30, 1999, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                              Asset (Liability)

          Depreciation and amortization                           $(412,190)
          Vacation accrual                                          261,400
          Revenue reserve                                             3,900
                                                                  ---------

             Net deferred tax liability                           $(146,890)
                                                                  =========

     The effective income tax rates differ from the statutory U.S. income tax rate due principally to the following:

                                              1999          1998
                                           ----------    ----------

          Federal statutory rate              34.0%         34.0%
          State tax, net of federal
           Income tax benefit                  4.6           4.6
                                              ----          ----

           Effective rate                     38.6%         38.6%
                                              ====          ====

9.   Profit Sharing and Employee Benefits Plans

     The Company has a profit sharing and 401(k) plan for the benefit of substantially all employees. Profit sharing contributions consist of discretionary amounts determined each year by the Board of Directors of the Company based upon net profits for the year and total compensation paid. The 401(k) feature allows employees to make elective deferrals not to exceed 10% of compensation. The Company also has a money purchase plan which obligates the Company to contribute 5% of eligible salaries under the plan. For the years ended September 30, 1999 and 1998, contributions to the plans totalled $1,173,001 and $797,470, respectively.

10.  Stock Option Plan

     Effective May 25, 1988, as amended on January 1, 1994, the Company established a stock option plan to create additional incentives for the Company's employees, consultants and directors to promote the financial success of the Company. The Board of Directors has sole authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock under this plan. At September 30, 1999, the maximum number of shares of common stock which may be issued pursuant to the stock option plan is 1,800,000. The price of each option is set at the stock's bid price on the date of the Board of Directors meeting at which the option is granted. Options expire no later than ten years from the date of grant (five years for greater-than-10% owners) or when employment ceases, whichever comes first, and vest from one to five years.

                   INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended September 30, 1999 and 1998

                                  ----------

10.  Stock Option Plan (continued)

     The stock option plan is accounted for under Accounting Principles Board
     (APB) Opinion No. 25. Accordingly, no compensation has been recognized for the plan. Had compensation cost for the plans been determined based on the estimated fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, the Company's net income and earnings per share for the years ended
     September 30, 1999 and 1998, would have been:

                                               1999          1998
                                            ----------    ----------
          Net income:
            As reported                     $3,715,847    $1,909,026
            Pro forma                       $2,890,707    $1,511,608

          Earnings per share:
            As reported - basic             $      .59    $      .33
                          - dilutive        $      .55    $      .31
            Pro forma   - basic             $      .46    $      .26
                          - dilutive        $      .43    $      .24

   The fair value of the options granted is estimated on the date of the grant using the Black-Scholes options pricing model assuming the following: no dividend yield, risk-free interest rate of 6%, expected volatility of 40%, and an expected term of the options of four years. Stock option balances and activity discussed herein have been adjusted for the stock splits discussed in Note 11.

   At September 30, 1999, options to purchase stock under this plan were outstanding to employees as follows:

                      Number of          Exercise Price
                        Shares             Per Share
                        79,872           $   2.00 - 2.99
                       347,100           $   3.00 - 3.99
                        92,100           $   4.00 - 4.99
                         8,200           $   5.00 - 5.99
                         1,221           $   6.00 - 6.99
                         2,000           $   9.00 - 9.99
                         7,000           $ 12.00 - 12.99
                         8,000           $ 13.00 - 13.99
                        10,500           $ 14.00 - 14.99
                        12,785           $ 15.00 - 15.99
                       258,750           $ 18.00 - 18.99
                         4,700           $ 19.00 - 19.99
                         7,500           $ 22.00 - 22.99
                         5,000           $ 23.00 - 23.99
                         1,500           $.24.00 - 24.99
                         3,000           $.26.00 - 26.99
                         1,000           $ 28.00 - 28.99
                       -------

                       850,228
                       =======

                   INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended September 30, 1999 and 1998

                                  ----------

10.  Stock Option Plan (continued)

     Of the options outstanding at September 30, 1999, 418,562 options are exercisable immediately, and 431,666 options are exercisable over the next five years. Transactions involving the plan for the years ended
     September 30, 1999 and 1998, were as follows:

                                                                  Weighted Average
                                                       Shares      Exercise Prices

          Options outstanding, September 30, 1997      737,240         $ 3.40
            Granted                                     98,308         $ 9.17
            Exercised                                 (115,080)        $ 5.09
            Cancelled                                   (7,974)        $ 3.26
                                                      --------

          Options outstanding, September 30, 1998      712,494         $ 4.23
            Granted                                    296,840         $19.01
            Exercised                                 (140,656)        $ 3.25
            Cancelled                                  (18,450)        $13.46
                                                      --------

          Options outstanding, September 30, 1999      850,228         $ 9.36
                                                      ========

     The weighted average fair values of options granted during the years ended September 30, 1999 and 1998, were $7.50 and $3.72, respectively.

11.  Stock Splits and Authorized Shares

     On May 29, 1998, the Company's board of directors declared a two-for-one stock split in the form of a 100% stock dividend for stockholders of record as of June 9, 1998. All references to number of shares, per share amounts, stock option data, and market prices of common stock have been restated to give retroactive recognition to the stock split.

     In June 1999, the Company issued stock under a private placement. The Company received approximately $20 million from this offering. The costs associated with this private placement are included as a direct reduction to paid-in capital.

12.  Business Segment Information

     During the years ended September 30, 1999 and 1998, the Company's operations included two reportable segments: Satellite ground systems and electronic test instrumentation and equipment marketing. The Company provides satellite ground systems - computer systems for satellite command and control, data processing, simulation, and flight software validation. Customers for these systems include U.S. government organizations such as National Aeronautics and Space Administration (NASA), the National Oceanic and Atmospheric Administration (NOAA), and the U.S. Air Force, as well as commercial satellite operators, both domestic and foreign.

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended September 30, 1999 and 1998
                                 _____________


12.  Business Segment Information (continued)

     Through its wholly-owned subsidiary, IMI, the Company acts as a manufacturer's representative, selling electronic test instrumentation and equipment to customers primarily in Maryland, Virginia and the District of Columbia. (The Company's other wholly-owned subsidiary, InterSys, provides consulting services for satellite design and procurement, but is presently inactive.)

     The accounting policies of the segments are the same as those described in
     Note 1. The Company evaluates the performance of each segment based on profit or loss before income taxes. Summarized financial information by business segment is as follows:

                                                                         1999                 1998
                                                                         ----                 ----
     Revenue
        Satellite ground systems                                     $  38,359,256       $   26,621,259
        Equipment marketing                                          $   1,220,115       $    1,414,247

     Income before taxes
        Satellite ground systems                                     $   5,701,407       $    2,623,586
        Equipment marketing                                          $     352,540       $      483,241

     Assets
        Satellite ground systems                                     $  40,873,456       $   15,559,810
        Equipment marketing                                          $   1,266,234       $    1,140,511

     Capital expenditures
        Satellite ground systems                                     $     783,515       $      106,855
        Equipment marketing                                          $       8,984       $        1,793

     Depreciation and amortization
        Satellite ground systems                                     $     720,206       $      522,929
        Equipment marketing                                          $       6,773       $        6,065

     Amortization of intangible assets
        Satellite ground systems                                     $     660,000       $      660,000
        Equipment marketing                                          $           -       $            -

     There were no significant intercompany sales. Satellite ground systems capital expenditures for the years ended September 30, 1999 and 1998, excludes the addition of equipment under capital leases totalling $609,996 and $1,298,966, respectively.

     Major customer information and revenue by customer category is discussed in
     Note 2. Revenue from foreign sources, primarily with corporations located in France, totalled $2,383,646 for the year ended September 30, 1999. Revenue from foreign sources, primarily with corporations located in Thailand, totalled $1,868,694 for the year ended September 30, 1998. The Company has no significant long-lived assets located in foreign countries.

                   INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended September 30, 1999 and 1998
                                ______________


13.  Supplemental Cash Flow Information

     For the years ended September 30, 1999 and 1998, income taxes paid, were $2,115,189 and $537,733, respectively, and interest expense incurred and paid was $120,244 and $86,556, respectively.

Item 8.  Disagreements on Accounting and Financial Disclosure
         ----------------------------------------------------

   Not Applicable.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act.
         -------------------------------------------------

        Name                    Position with the Company
        ----                    -------------------------

        Steven R. Chamberlain   Chairman of the Board,
                                Chief Executive Officer and Director
        Thomas L. Gough         President, Chief Operating Officer, and Director
        Steven A. Carchedi      Executive Vice President, Business Development
        Robert P. Sadler        Vice President, Quality Control, Secretary,
                                Treasurer, and Director
        Steven K. Kowal         Vice President, Commercial Products
        Donald F. Mack, Jr.     Vice President, Integration & Test Programs
        William I. Tittley      Vice President, Asia Pacific Operations
        Elaine M. Parfitt       Vice President and Chief Financial Officer
        Patrick R. Woods        Vice President, Government Programs
        Peter J. Gaffney        Vice President, Commercial Division
        Carroll G. Dudley       Vice President, NASA Projects
        Bonnie K. Wachtel       Outside Director
        Dominic A. Laiti        Outside Director
        R. Doss McComas         Outside Director

  Directors serve until the next annual meeting of stockholders or until successors have been duly elected and qualified. Officers of the Company serve at the discretion of the Board of Directors.

Steven R. Chamberlain, 44, a Company founder, has been Chairman of the Board since June 1992, President since May 1988, and a Director since 1982. He served as Vice President from 1982 until he became President. From 1978 to 1982, OAO Corporation ("OAO") employed Mr. Chamberlain where he progressed from Systems Analyst to Manager of the Offutt Air Force Base field support office. Mr. Chamberlain holds a B.S. degree in Physics from Memphis State University and has done graduate work in Physics and Mathematics at Memphis State and the University of Maryland.

Thomas L. Gough, 51, became a member of the Company's staff in January 1984. In March 1996, he was elected to the Board of Directors of the Company. He has served as President and Chief Operating Officer of the Company since June 1992. For three years before being named President, he served as Vice President and Chief Financial Officer. Prior to joining the Company, he was employed by Business and Technological Systems, Inc., serving initially as a Project Leader and later as the Software Systems Division Manager. From 1972 to 1977, he was employed by Computer Sciences Corporation, where he progressed from Programmer Analyst to Section Manager. Mr. Gough earned a B.S. degree from the University of Maryland where he majored in Information Systems Management in the School of Business and Public Administration.

Steven A. Carchedi, 48, joined the Company in 1991, and has been Vice President of Commercial Programs since 1994. Before joining the Company as a full-time employee in 1991, Mr. Carchedi worked with the Company for two years as an independent business development consultant. Previously, he worked for Computational Engineering, Inc., where he held positions as a Mathematician, Program Manager, Corporate Director, and Vice President of Business Development. Mr. Carchedi holds a B.S. degree in Mathematics from Wake Forest University and a M.A. degree in Mathematics from the University of Maryland.

Robert P. Sadler, 49, a Company founder, has been a Director, Secretary, and Treasurer since 1982. In May 1988, he was appointed Vice President of Administration; in June 1992, he was appointed Vice President, Quality Control. Since 1994 he has been the head of the EPOCH Database group. From 1976 to 1982, OAO employed Mr. Sadler, where he progressed from Computer Analyst to Project Manager. Mr. Sadler obtained a B.S. in Mathematics and a B.S. in Computer Sciences from Pennsylvania State University, and a M.S. in Management of Information Systems Technology from George Washington University.

Steven K. Kowal, 46, a Company founder, has been with the Company since 1982.
In May 1998, he was appointed Vice President, Commercial Products while in May 1988, he was appointed Vice President of Engineering Manufacturing. Mr. Kowal is the Chairman of the Board of IMI. From 1979 to 1982, OAO employed Mr. Kowal, where he was a Manager of Hardware Development on several of OAO's major systems. Mr. Kowal holds a B.S. degree in Electrical Engineering from the University of Delaware.

Donald F. Mack, Jr., 46, joined the Company in 1986 and has been Vice President, Integration and Test and Data Systems Division since May 1998. In July 1989, he was appointed Vice President of Engineering. He is currently developing new business areas for the Company in the areas of satellite and payload I&T and satellite image data processing. From 1979 to 1986, General Electric Corporation's Space Systems Division employed Mr. Mack, where he progressed from Design Engineer to Senior Project Supervisor for systems development. Mr. Mack holds a B.S. degree in Electrical Engineering from Northeastern University and a M.S. degree in Electrical Engineering from Johns Hopkins University.

William I. Tittley, 56, joined the Company in 1992, performing as Project Manager on the first EPOCH 2000 sale to the Chinese Government. In March 1995, Mr. Tittley was appointed Vice President, Asia Pacific Operations, to oversee the Company's operations and business development in that region. Formerly, Mr. Tittley was with OAO (from 1977 through 1992), where he performed duties as Director of Space Systems Programs in charge of the technical and financial direction of aerospace programs. Mr. Tittley holds a B.S. equivalent in Aerospace Vehicle Design from the Academy of Aeronautics (State University of New York), and has pursued graduate studies in Astronomy at the University of Maryland and Engineering at the California Coast University.

Elaine M. Parfitt, 36, joined the Company in 1983. She served as Staff Accountant/Personnel Administrator until January 1995, when she was promoted to Controller/Director of Accounting. In March 1997, Ms. Parfitt was appointed Vice President and Chief Financial Officer. She holds a B.S. degree in Accounting from the University of Maryland.

Patrick R. Woods, 44, joined the Company in 1995, and has been Vice President, Government Programs since May 1998. From 1996 to April 1998, Mr. Woods served as Vice President, NOAA Programs. From 1994 to 1995, he worked for Space Systems/Loral (SS/L), and from 1985 to 1994, he worked for the Lockheed Martin Corporation (formerly Loral Aerospace). Mr. Woods served as the Director of Mission Operations for both SS/L and the AeroSys Division of Loral Aerospace. While at Loral Aerospace, Mr. Woods received the NASA Public Service Group Achievement Award from NASA Administrator Admiral Richard Truly for his management of the Hubble Space Telescope control center development and launch support. Mr. Woods holds a B.S. in Public Administration and a M.P.A. in Public Management from Indiana University.

Peter J Gaffney, 40, joined the Company in 1986. In May 1999, Mr. Gaffney was appointed Vice President, Commercial Division. From 1986 to 1992, he worked on simulators for the Company's DMSP and Tiros programs. In 1992, he became a project manager for EPOCH 2000 ground systems programs which included the Command and Range Generator project for GE Americom, the Loral Skynet Telstar 3, 4, and 5 ground systems, and the Echostar 1, 2, 3, and 4 ground systems. Prior to joining Integral Systems, Mr. Gaffney was a design engineer for the General Electic Co., where he worked on the DSCS, Milstar, Landsat, and Spot satellite programs. Mr. Gaffney graduated from the University of MD in 1981 with a BS in Electrical Engineering.

Carroll G. Dudley, 58, joined the Company in 1999. In June 1999, he was appointed Vice President, NASA Projects. Formerly, Mr. Dudley was with NASA Goddard Space Flight Center from 1966 through 1998, where he performed duties as Deputy Director of Mission Operations and Deputy Director of Applied Engineering and Technology. During his tenure at the Goddard Space Flight Center, Mr. Dudley progressed from a telemetry systems engineer working with the Apollo ground tracking network, to manager of the Hubble Space Telescope control center development, and to Division Chief of the Mission Operations Division. Mr. Dudley holds a BS degree in Electrical Engineering from Virginia Polytechnic Institute and State University and a MS degree in Engineering Administration from the George Washington University.

Bonnie K. Wachtel, 44, has served as an outside director since May 1988. Since 1984, she has been Vice President, General Counsel, and a Director of Wachtel & Co., Inc., an investment-banking firm in Washington, DC.

Ms. Wachtel serves as a Director of several corporations, including VSE Corporation and Information Analysis, Inc. She holds a B.A. and M.B.A. from the University of Chicago and a J.D. from the University of Virginia, and is a Certified Financial Analyst.

Dominic A. Laiti, 68, was elected as an outside director of the Company in July 1995. Mr. Laiti is presently employed as an independent consultant and was President and Director of Globalink, Inc. from, January 1990 to December 1994. He has over 26 years of experience in starting, building, and managing high-technology private and public companies with annual revenues from 2 million to over 120 million dollars. Mr. Laiti was President of Hadron, Inc. from 1979 to 1989; Vice President of Xonics, Inc. from 1972 to 1979; and Vice President of KMS Industries from 1968 to 1972. He is a former Director of United Press International, Saturn Chemicals Company, Hadron, Inc., Telecommunications Industries, Inc., MAXXAM Technology, Inc., and Jupiter Technology, Inc.

R. Doss McComas, 45, joined the Board as an outside director in July 1995. He is President of Integrated Wireless Systems, Inc. a manufacturer and integrator of cellular and wireless local loop systems. Previously, he held positions with COMSAT RSI, including Chairman of its Equity Investments, Plexsys International, as well as Vice President of various areas, including General Counsel, Acquisitions, Strategic Planning and International Marketing. He holds a B.A. degree from Virginia Polytechnic Institute; an M.B.A. from Mt. Saint Mary's; and a J.D. from Gonzaga University.


Section 16(A) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission and Nasdaq. Based on a review of the copies of such reports, the Company believes that during the fiscal year ending September 30, 1999 its executive officers, directors and greater than ten percent stockholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act, with the following exceptions: Carroll Dudley, an executive officer of the Company, inadvertently filed late a Form 3; Steven Carchedi, an executive officer of the Company, inadvertently filed late a Form 4 for January 1999, reporting two transactions; Dominic Laiti, an outside director of the Company, inadvertently filed late a Form 4 for August 1999 reporting one transaction.

Item 10.  Executive Compensation
          ----------------------

a.  Summary Compensation Table
    --------------------------

The following table sets forth compensation received by the Company's CEO and four highest paid executive officers that earned over $100,000 during the fiscal year ended September 30, 1999:


                                        Annual Compensation                  Long-Term Compensation
                                        -------------------              -----------------------------
                                                                            Awards              Payouts
                                                                            ------              -------
Name and Principal                                                          Shares              All Other
        Position                        Year      Salary        Bonus     Underlying Options  Compensation (1)
--------------------                    ----      ------        -----     ------------------  ---------------
Chief Executive Officer
 Steven. R. Chamberlain                 1999     $187,862       $65,000        20,000             $19,066
                                        1998     $140,120       $30,000             0             $13,847
                                        1997     $117,088       $13,000             0             $11,639

Chief Operating Officer/Pres.
  Thomas L. Gough                       1999      $167,545      $35,000             0             $16,885
                                        1998      $125,251      $20,000             0             $12,357
                                        1997      $106,242      $11,000             0             $10,508

Executive Vice Pres.,
 Business Devel.
   Steven A. Carchedi                   1999      $162,476      $35,000        12,000             $16,092
                                        1998      $122,432      $20,000             0             $11,092
                                        1997      $103,701      $11,000             0             $10,136

Vice Pres. Commercial Prods.
  Steven K. Kowal                       1999      $157,386      $12,000         8,000             $15,695
                                        1998      $119,672      $12,000             0             $11,711
                                        1997      $102,257      $10,000             0             $10,001

Vice Pres. Government Progs.
  Patrick R. Woods                      1999      $156,119      $30,000        12,000             $16,799
                                        1998      $117,284      $15,000             0             $12,382
                                        1997      $104,857      $ 8,000             0             $ 9,674


(1) All Other Compensation represents employer pension contributions. It does not include the value of insurance premiums paid by or on behalf of the Company with respect to term life insurance for the benefit of each identified individual in the amounts of $594, $584, and $435 for fiscal years 1999, 1998 and 1997 respectively.


                                               OPTION/SAR GRANTS IN LAST FISCAL YEAR

------------------------------------------------------------------------------------------------------------------------
                                                         Individual Grants
------------------------------------------------------------------------------------------------------------------------
                                                        Percent of Total
                                        Number of         Options/SARs
                                        Options/           Granted to
                                        SARs              Employees in           Exercise/Base           Expiration
       Name                             Granted            Fiscal Year              Price($)                Date
------------------------------------------------------------------------------------------------------------------------
CEO
Steven R. Chamberlain                   20,000                 7%                   $18.88                   2004

EXECUTIVE VP BUSINESS DEVELOPMENT
Steven A. Carchedi                      12,000                 4%                   $18.88                   2004

VP COMMERCIAL PRODUCTS
Steven K. Kowal                          8,000                 3%                   $18.88                   2004

VP GOVERNMENT PROGRAMS
Patrick R. Woods                        12,000                 4%                   $18.88                   2004

b.  Compensation Pursuant to Plans
    ------------------------------

  The Company's Board of Directors awards annual bonuses to officers and employees on a discretionary basis. Currently, no formal plan exists for determining bonus amounts.

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


c.  Stock Option Plan
    -----------------

  Effective May 25, 1988, the Company established a stock option plan, as amended and restated in 1994 and 1998 (the ''Stock Option Plan''), to create additional incentives for the Company's employees, consultants and directors to promote the financial success of the Company. The Stock Option Committee has the authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock of the Company under this plan. The maximum number of shares of Common Stock which may be issued pursuant to the Stock Option Plan was increased from 300,000 to 1,200,000 during fiscal year 1994. At the Annual Meeting of stockholders of the Company held on July 22, 1998 (the ''1998 Annual Meeting''), the stockholders approved an amendment and restatement of the Stock Option Plan which, among other changes, increased the number of shares subject to options under the Stock Option Plan from 1,200,000 to 1,800,000 shares. Options to purchase a total of 296,840 shares of Common Stock were issued and options to purchase 140,656 shares of Common Stock were exercised during fiscal year 1999. The Company has reserved for issuance an aggregate of 1,353,580 shares of Common Stock, of which options to purchase 850,228 shares are outstanding. Pursuant to the Stock Option Plan, options may be incentive stock options within the meaning of Section 422 of the Code or nonstatutory stock options, although incentive stock options may be granted only to employees.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Two of the executives named below exercised stock options during the fiscal year ended September 30,1999.

Steven A. Carchedi exercised a total of 63,000 options, consisting of 21,000 Non-Statutory Stock Options and 42,000 Incentive Stock Options. Thomas L. Gough exercised 6,000 Incentive Stock Options.

----------------------------------------------------------------------------------------------------------------------------------
                (a)                          (b)                  (c)                   (d)                           (e)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                     Number of
                                                                               Securities Underlying         Value of Unexercised
                                                                             Unexercised Options/ SARS    In-the-Money Options/ SARS
                                                                                   at FY-end (#)                at FY end ($)1

                                      Shares Acquired on                            Exercisable                   Exercisible
               Name                      Exercise (#)       Value Realized         Unexercisable                 Unexercisable


----------------------------------------------------------------------------------------------------------------------------------
Chief Executive Officer                     --                       --               104,400                     $2,644,632
Steven R. Chamberlain                                                              (exercisable)                (exercisable)
                                                                                       50,600                     $  960,358
                                                                                  (unexercisable)              (unexercisable)
----------------------------------------------------------------------------------------------------------------------------------
Chief Operating Officer/Pres.            6,000                 $ 58,980                22,000                     $  546,260
Thomas L. Gough                                                                    (exercisable)                (exercisable)
                                                                                       24,000                     $  595,920
                                                                                 (unexercisable)              (unexercisable)
----------------------------------------------------------------------------------------------------------------------------------
Executive Vice President of              63,000                $959,508                51,750                     $1,305,068
 Business Development                                                              (exercisable)                (exercisable)
Steven A. Carchedi                                                                     29,250                       $550,643
                                                                                  (unexercisable)              (unexercisable)

----------------------------------------------------------------------------------------------------------------------------------
Vice President Commercial Products                                                     18,000                     $  453,060
Steven K. Kowal                                                                    (exercisable)                (exercisable)
                                                                                       14,000                     $  230,020
                                                                                  (unexercisable)              (unexercisable)
----------------------------------------------------------------------------------------------------------------------------------
Vice President Government Programs                                                          0                     $        0
Patrick R. Woods                                                                   (exercisable)                (exercisable)
                                                                                       12,000                     $  118,500
                                                                                  (unexercisable)              (unexercisable)
----------------------------------------------------------------------------------------------------------------------------------

   (1) Value for "In the Money" options represents the difference between the exercise prices of outstanding options and the fair market value of the Company's common stock of $28.75 per share at September 30, 1999.


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


e.  Termination of Employment and Change of Control Termination
    -----------------------------------------------------------

The Company has no compensatory plan or arrangement with respect to any individual named in the Summary Compensation Table (Item 10(a)) which results or will result from the resignation, retirement or any other termination of such individual's employment with the Company or its subsidiaries or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

a.   Security Ownership of Certain Beneficial Owners (as of 9/30/99)
     ---------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock, par value $.01 (the "Common Stock"), as of September 30, 1999, by each person (other than directors and executive officers of the Company) known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock.

Name and Address of Beneficial Owner     Amount and Nature of    Percent of
------------------------------------     --------------------    ----------
                                          Beneficial  Owner         Class
                                          -----------------         -----
Chartwell Capital Investors II LP              555,556               7.8%
One Independent Drive
Suite 3120
Jacksonville, FL 32202

b.  Security Ownership of Management (as of 9/30/99)
    ------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 30, 1999, by (i) each director and officer of the Company and (ii) all directors and executive officers as a group. Except as indicated in the table, the address of the below-named directors and executive officers is that of the Company's principal executive offices.


Name and Address of Beneficial Owner      Amount and Nature of      Percent of
------------------------------------      --------------------      ----------
                                            Beneficial Owner           Class
                                            ----------------           -----
Executive Officers, Directors

Steven R. Chamberlain                           422,905 (1)             5.8%
Thomas L. Gough                                 174,600 (2)             2.4%
Robert P. Sadler                                235,190 (3)             3.3%
Elaine M. Parfitt                                13,400 (4)               *
Donald F. Mack, Jr                               50,100 (5)               *
Steven K. Kowal                                 217,376 (6)             3.0%
Steven A. Carchedi                              117,750 (7)             1.6%
William I. Tittley                                3,750 (8)               *
Patrick Woods                                        --                   *
Peter J. Gaffney                                 27,000 (9)               *
Bonnie K. Wachtel                                44,400 (10)              *
   1101 Fourteenth Street, N.W.
   Suite 800
   Washington, D.C. 20036
Dominic A. Laiti                                 24,000 (11)              *
   12525 Knoll Brook Drive
   Clifton, Va. 22024
R. Doss McComas                                  21,000 (12)              *
   409 Biggs Drive
   Front Royal, Va. 22630
Carroll  G. Dudley                                  600                   *
All Directors and Executive Officers as a
 group (14 persons).                          1,352,071                18.1%

 *  Less than one percent of the Common Stock outstanding.
(1) Includes outstanding options to purchase 104,400 shares of Common Stock which are exercisable within 60 days.
(2) Includes outstanding options to purchase 22,000 shares of Common Stock which are exercisable within 60 days.

(3) Includes 218,760 shares, which Mr. Sadler holds with his wife, and 3,900 as trustee for his children. Also includes outstanding options to purchase 2,250 shares of Common Stock which are exercisable within 60 days.
(4) Includes outstanding options to purchase 3,000 shares of Common Stock which are exercisable within 60 days.
(5) Includes outstanding options to purchase 10,500 shares of Common Stock which are exercisable within 60 days.
(6) Includes outstanding options to purchase 18,000 shares of Common Stock which are exercisable within 60 days.
(7) Includes outstanding options to purchase 51,750 shares of Common Stock which are exercisable within 60 days.
(8) Includes outstanding options to purchase 3,750 shares of Common Stock which are exercisable within 60 days.
(9) Includes outstanding options to purchase 24,000 shares of Common Stock which are exercisable within 60 days.
(10) Includes outstanding options to purchase 18,000 shares of Common Stock which are exercisable within 60 days.
(11) Includes outstanding options to purchase 24,000 shares of Common Stock which are exercisable within 60 days.
(12) Includes outstanding options to purchase 21,000 shares of Common Stock which are exercisable within 60 days.


Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

   In June 1999, the Company sold an aggregate of 1,183,268 shares of its Common Stock, par value $.01 per share, to accredited investors, which represented that they were accredited investors. The aggregate offering price for such sale was $21,298,824. No underwriters were involved in the sale. The Company relied on
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 under Regulation D of the Securities Act for the exemption from registration of the sale of such shares. Pursuant to the foregoing offering, Chartwell Capital Investors II LP ("Chartwell"), an accredited investor, purchased 555,556 shares of the Company's Common Stock, after which purchase Chartwell was a beneficial owner of greater than 5% of the Company's Common Stock.


Item 13.   Exhibits, Lists, and Reports on Form 8K
           ---------------------------------------

   (a)   Exhibits

   3.1 Articles of Restatement of the Company (Incorporated by reference to the Registration Statement on Form S-3 (File No. 333-82499) filed with the Commission on July 8, 1999.

   3.2 By-Laws of the Company (Incorporated by reference to the Company's Annual Report on Form 10-KSB filed by the Company with the Commission on December 29, 1998).

   4.1 Specimen Common Stock Certificate (Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-58453) filed by the Company with the Commission on July 2, 1998).

   10.1 1988 Stock Plan (Incorporated by reference to the Registration Statement on Form S-8 (File No. 333- 61559) filed by the Company with the Commission on August 14, 1998).

   10.2 Contract effective May 17, 1996 between Integral Systems Inc. and the U.S. National Oceanic and Atmospheric Administration (Incorporated by reference to the Company's Annual Report on Form 10-KSBA filed by the Company with the Commission on July 10, 1997). (Portions of this exhibit have been omitted pursuant to an order for confidential treatment granted by the Commission).

   10.3 Lease dated June 1, 1999, between Integral Systems Inc. and ASP Washington, L.L.C. (Incorporated by reference to the Company's June 30, 1999 10-QSB filed by the Company on August 11,1999).

   10.4 Master Equipment Lease Agreement dated December 3, 1997 between NationsBanc Leasing Corporation and Integral Systems Inc. (Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-58453) filed by the Company with the Commission on July 2, 1998).

   10.5 Loan Agreement dated November 14, 1997 between NationsBank N.A. and Integral Systems, Inc. Promissory Note dated November 14, 1997 by Integral Systems Inc. in favor of NationsBank N.A. (Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-58453) filed by the Company with the Commission on July 2, 1998).

   10.6 Subcontract (J8-759124-C3JP) between Hughes Space and Communications Company and Integral

           Systems, Inc. dated March 3, 1999 (Incorporated by reference to the Company's June 30, 1999 10-QSB filed by the Company on August 11,
           1999). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the commission).

   11.1    Computation of Per Share Earnings

   21.1    List of Subsidiaries of the Registrant

   23.1    Consent of Rubino & McGeehin, Chartered

   27.1    Financial Data Schedule



    (b)  Reports on Form 8-K

      The Company did not file any reports on Form 8-K for the fiscal year ended September 30, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                         Titles                           Date


             /s/            Chairman of the Board, Director,      12/13/99
-----------------------                                           --------
Steven R. Chamberlain       Chief Executive Officer



            /s/             President, Chief Operating Officer,   12/13/99
-----------------------                                           --------
Thomas L. Gough             Director



             /s/            Vice President of Quality Control,    12/13/99
-----------------------                                           --------
Robert P. Sadler            Secretary & Treasurer; Director



          /s/               Director                              12/13/99
-----------------------                                           --------
Bonnie K. Wachtel



          /s/               Director                              12/13/99
-----------------------                                           --------
Dominic A. Laiti



          /s/               Director                              12/13/99
-----------------------                                           --------
R. Doss McComas

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         INTEGRAL SYSTEMS, INC.



DATE:   12/13/99                       BY:    /s/
        --------                          ---------------------------------
                                       Steven R. Chamberlain
                                       Chairman of the Board and
                                       Chief Executive Officer



DATE:   12/13/99                       BY:    /s/
        --------                          ---------------------------------
                                       Thomas L. Gough
                                       President, Chief Operating Officer
                                       Director



DATE:   12/13/99                       BY:    /s/
        --------                          ---------------------------------
                                       Elaine M. Parfitt
                                       Chief Financial Officer, Principal
                                       Accounting Officer