Form 10-Q
period 1999-12-31
INTEGRAL SYSTEMS INC /MD/
filed 2000-02-14
CIK 718130

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549

                                   FORM 10-Q

(mark one)
 X   Quarterly report pursuant to Section 13 or 15 (d) of the Securities
---  Exchange Act of 1934

     For the quarterly period ended December 31, 1999 or
                                    -----------------

     Transition report pursuant to Section 13 or 15 (d) of the Securities --- Exchange Act of 1934

     For the transition period from                 to
                                    ---------------    ---------------

Commission file number           0-18603
                       ----------------------------

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
                                                   -----------------------------


--------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No
                                  -----     -----

As of December 31, 1999 the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock on the NASDAQ Stock Exchange at December 31, 1999) held by non-affiliates of the Registrant was $275,054,202.

Registrant had 7,243,544 shares of common stock outstanding as of December 31, 1999

PART I.    FINANCIAL INFORMATION
--------------------------------

ITEM 1.    FINANCIAL STATEMENTS


                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   December 31, 1999 and September 30, 1999

ASSETS                                      December 31,          September 30,
                                                1999                  1999
                                             (unaudited)
                                         -------------------   -------------------
CURRENT ASSETS
    Cash                                      $ 6,751,045           $ 7,027,446
    Marketable Securities                      18,136,000            18,136,000
    Accounts Receivable                        15,099,636            13,052,820
    Prepaid Expenses                               27,425                78,123
                                         -------------------   -------------------
TOTAL CURRENT ASSETS                           40,014,106            38,294,389

FIXED ASSETS
    Electronic Equipment                          490,366               655,272
    Furniture & Fixtures                          382,118               380,904
    Leasehold Improvements                        152,857               132,110
    Software Purchases                            109,245                67,861
    Equip. Under Capital Lease                  1,911,463             1,911,463
                                         -------------------   -------------------
SUBTOTAL                                        3,046,049             3,147,610

    Less:  Accumulated Depreciation             1,276,660             1,322,169
                                         -------------------   -------------------

TOTAL FIXED ASSETS                              1,769,389             1,825,441

OTHER ASSETS
    Software Development Costs                  2,176,279             2,006,194
    Deposits                                       65,348                13,666
                                         -------------------   -------------------
TOTAL OTHER ASSETS                              2,241,627             2,019,860

TOTAL ASSETS                                  $44,025,122           $42,139,690
                                         ===================   ===================


                       See Notes to Financial Statements

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   December 31, 1999 and September 30, 1999


LIABILITIES & STOCKHOLDERS' EQUITY               December 31,         September 30,
                                                     1999                  1999
                                                  (unaudited)
                                              ------------------   -------------------
CURRENT LIABILITIES
    Accounts Payable                              $ 2,183,837           $ 2,838,639
    Accrued Expenses                                2,552,949             2,555,850
    Capital Leases Payable                            734,664               601,327
    Billings in Excess of Cost                      2,267,911             1,666,484
    Income Taxes Payable                              666,781               173,637
    Deferred Income Taxes                             146,890               146,890
                                              ------------------   -------------------
TOTAL CURRENT LIABILITIES                           8,553,032             7,982,827

LONG TERM LIABILITIES
    Capital Leases Payable                            431,053               714,106
                                              ------------------   -------------------
TOTAL LONG TERM LIABILITIES                           431,053               714,106

STOCKHOLDERS' EQUITY
    Common Stock, $.01 par value,
    40,000,000 shares authorized, and
    7,243,544 and 7,163,908 shares issued
    and outstanding at December 31, 1999
    and September 30, 1999, respectively               72,435                71,639
    Additional Paid-in Capital                     22,330,993            21,993,620
    Retained Earnings                              12,637,609            11,377,498
                                              ------------------   -------------------

TOTAL STOCKHOLDERS' EQUITY                         35,041,037            33,442,757
                                              ------------------   -------------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $44,025,122           $42,139,690
                                              ==================   ===================


                       See Notes to Financial Statements

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended
                                                       December 31,
                                                 1999                1998
                                             (unaudited)         (unaudited)
                                            -------------       -------------
Revenue                                       $10,021,861          $7,676,486

Cost of Revenue
  Direct Labor                                  2,323,124           2,071,440
  Overhead Costs                                1,910,044           1,661,728
  Travel and Other Direct Costs                   394,743             259,946
  Direct Equipment & Subcontracts               1,932,242           1,658,672
                                            -------------       -------------
Total Cost of Revenue                           6,560,153           5,651,786
                                            -------------       -------------

Gross Margin                                    3,461,708           2,024,700
                                            -------------       -------------

Selling, General & Administrative               1,461,186           1,046,658
Product Amortization                              237,500             165,000
                                            -------------       -------------

Income From Operations                          1,763,022             813,042

Other Income (Expense)
  Interest Income                                 254,117              38,148
  Interest Expense                                (28,563)            (30,409)
  Miscellaneous, net                              (43,165)            (76,340)
                                            -------------       -------------
Total Other Income (Expense)                      182,389             (68,601)

Income Before Income Taxes                      1,945,411             744,441

Provision for Income Taxes                        685,300             287,500
                                            -------------       -------------
Net Income                                    $ 1,260,111          $  456,941
                                            =============       =============

Weighted Average Number of Common
Shares Outstanding During Period                7,203,997           5,857,499
                                            =============       =============
Earnings per Share                                  $0.17               $0.08
                                            =============       =============
Diluted Shares Outstanding                      7,749,530           6,647,766
                                            =============       =============
Diluted Earnings per Share                          $0.16               $0.07
                                            =============       =============


                       See Notes to Financial Statements

                            INTEGRAL SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
                                  (unaudited)

                                                Common
                                  Number        Stock         Additional
                                    of          at Par         Paid-in        Retained
                                  Shares         Value         Capital        Earnings          Total
                               ------------   -----------   -------------   -------------   --------------
Balance September 30, 1999        7,163,908       $71,639     $21,993,620     $11,377,498      $33,442,757
                                                                        .
Exercise of Stock Options            79,636           796         337,373               -          338,169

Net income                                -             -               -       1,260,111        1,260,111
                               ------------   -----------   -------------   -------------   --------------

Balance December 31, 1999         7,243,544       $72,435     $22,330,993     $12,637,609      $35,041,037
                               ============   ===========   =============   =============   ==============

                            INTEGRAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three Months Ended
                                                               December 31,
                                                           1999            1998
                                                       (unaudited)     (unaudited)
                                                      -------------   -------------
Cash flows from operating activities:

Net income                                              $ 1,260,111      $  456,941
                                                      -------------   -------------

Adjustments to reconcile net income to
   net cash provided by operating activities:
          Depreciation and amortization                     461,382         308,189
          (Increase) decrease in:
                  Accounts receivable                    (2,046,816)        855,595
                  Prepaid expenses                           50,698           3,769
          (Decrease) increase in:
                  Accounts payable                         (654,802)       (650,169)
                  Accrued expneses                           (2,901)       (302,517)
                  Billings in excess of cost                601,427        (258,855)
                  Income taxes payable                      493,144        (460,529)
                                                      -------------   -------------
Total adjustments                                        (1,097,868)       (504,517)
                                                      -------------   -------------

Net cash provided (used) by operations                      162,243         (47,576)
                                                      -------------   -------------

Cash flow from investing activities:
          Acquisition of fixed assets                      (167,830)         (3,992)
          Increase in software development costs           (407,585)       (270,152)
          Increase in other assets                          (51,682)              0
                                                      -------------   -------------

Net cash provided (used) in investing activities           (627,097)       (274,144)
                                                      -------------   -------------

Cash flow from financing activities:
          Proceeds from issuance of common stock            338,169         101,887
          Payments on capital lease obligations            (149,716)        (98,974)
                                                      -------------   -------------

Net cash provided by financing activities                   188,453           2,913
                                                      -------------   -------------

Net increase (decrease) in cash                            (276,401)       (318,807)

Cash - beginning of year                                  7,027,446       3,055,144
                                                      -------------   -------------

Cash - end of period                                    $ 6,751,045      $2,736,337
                                                      =============   =============

                             INTEGRAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of Presentation
     ---------------------

     The interim financial statements include the accounts of Integral Systems, Inc. (ISI or the Company) and its two wholly-owned subsidiaries, Integral Marketing, Inc. (IMI) and InterSys, Inc. (INTSYS). In the opinion of management, the financial statements reflect all adjustments consisting only of normal recurring accruals necessary for a fair presentation of results for such periods. The financial statements, which are condensed and do not include all disclosures included in the annual financial statements, should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 1999. The results of operations for any interim period are not necessarily indicative of results for the full year.

     Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

2.   Accounts Receivable
     -------------------

     Accounts receivable at December 31, 1999 and September 30, 1999 consist of the following:

                            December 31,          September 30,
                                1999                  1999
                          ----------------      -----------------
          Billed               $ 9,233,676            $ 7,758,571
          Unbilled               5,790,673              5,231,611
          Other                     75,287                 62,638
                          ----------------      -----------------
          Total                $15,099,636            $13,052,820
                          ================      =================

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

3.   Line of Credit
     --------------

     The Company has access to a general line of credit facility through which it can borrow up to $9,000,000 for operating purposes and has an additional line of credit amounting to $6,000,000, which can be used for corporate acquisitions. The lines of credit are secured by the Company's billed and unbilled accounts receivable. The lines also have certain financial covenants, including minimum net worth and liquidity ratios. The lines expire February 28, 2002. At December 31, 1999, the Company had no amounts outstanding under the lines of credit.

4.   Capital Lease
     -------------

     The Company has access to a $2.0 million equipment lease line of credit that had a balance of $1,165,717 at December 31, 1999. The balance is payable over 36 months and bears interest at a rate of 8.89% per annum.

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

6.   Business Segment Information
     ----------------------------

     During the periods ended December 31, 1999 and December 31, 1998, the Company's operations included two reportable segments: Satellite ground systems and electronic test instrumentation and equipment marketing.

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

                                           Three Months Ended    Three Months Ended
                                            December 31, 1999     December 31, 1998
                                          --------------------  --------------------
          Net Sales
            Satellite ground systems           $9,663,106            $7,344,112
            Equipment marketing                $  358,756            $  332,374

          Income before taxes
            Satellite ground systems           $1,810,117            $  639,856
            Equipment marketing                $  135,295            $  104,585

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
        ---------------------------------------------------------------

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

The Company has developed innovative software products that reduce the cost and minimize the development risk associated with traditional custom-built ground systems. The Company believes that it was the first to offer a comprehensive COTS (Commercial-Off-The-Shelf) software product line for command and control. As a systems integrator, the Company leverages these products to provide turnkey satellite control facilities that can operate multiple satellites from any manufacturer. These systems offer significant cost savings for customers that have traditionally purchased a separate custom control center for each of their satellites.


Results of Operations

The components of the Company's income statement as a percentage of revenue are depicted in the following table for the three months ended December 31, 1999 and December 31, 1998:

                                        Three Months Ended December 31,
                                              % of                             % of
                              1999           Revenue          1998           Revenue
                         --------------  --------------  --------------  --------------
                         (in thousands)                  (in thousands)
Revenue                      $10,022           100.0         $7,676           100.0
Cost of Revenue                6,560            65.5          5,651            73.6
                             -------           -----         ------           -----

Gross Margin                   3,462            34.5          2,025            26.4

Operating Expenses
    SG&A                       1,461            14.6          1,047            13.6
    Prod. Amortization           238             2.4            165             2.2
                             -------           -----         ------           -----

Income from Operations         1,763            17.6            813            10.6
Other (net)                      182             1.8            -69             -.9
                             -------           -----         ------           -----
Income Before Income
  Taxes                        1,945            19.4            744             9.7
                             -------           -----         ------           -----

Income Taxes                     685             6.8            287             3.7
                             -------           -----         ------           -----

Net Income                   $ 1,260            12.6         $  457             6.0
                             =======           =====         ======           =====

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

For the three months ended December 31, 1999 and 1998, the Company's revenues were generated from the following sources:

                                         Three Months Ended December 31,
              Revenue Type                   1999              1998
     ------------------------------       ----------        ----------

     Commercial Products & Services
     Commercial Users                          41%               22%
     U.S. Government Users                      1                 5
                                             ----              ----
        Subtotal                               42                27

     Government Services
     NOAA                                      46                54
     NASA                                       8                 9
     Other U.S. Government Users                4                10
                                             ----              ----
        Subtotal                               58                73

     Total                                    100%              100%
                                             ====              ====

Based on the Company's revenue categorization system, the Company classified 42% and 27% of its revenue as Commercial Products and Services revenue with the remaining 58% and 73% classified as Government Services revenue for the three months ended December 31, 1999 and 1998 respectively. By way of comparison, if the revenues were classified strictly according to end-user (independent of the Company's internal revenue categorization system), the U.S. Government would account for 59% and 78% of the total revenues for the three months ended December 31, 1999 and 1998, respectively.

On a consolidated basis, revenue increased 31%, or $2.3 million, to $10.0 million for the three months ended December 31, 1999, from $7.7 million for the three months ended December 31, 1998. The increase was primarily due to increases in the Company's Commercial Products and Services revenues, which accounted for approximately $2.1 million of the increase. Government Services revenue increased approximately $200,000 during the three months ended
December 31, 1999 compared to the three months ended December 31, 1998. This increase was achieved despite a decline of $400,000 in revenues related to equipment and subcontract pass-throughs for government customers in the first quarter of fiscal year 2000 as compared to the first quarter of fiscal year 1999.

Cost of Revenue/Gross Margin

The Company computes gross margin by subtracting cost of revenue from revenue. Included in cost of revenue are direct labor expenses, overhead charges associated with the Company's direct labor base and other costs that can be directly related to specific contract cost objectives, such as travel, consultants, equipment, subcontracts and other direct costs.

Gross margins on contract revenues vary depending on the type of product or service provided. Generally, license revenues (related to the sale of the Company's COTS products) have the greatest gross margins because of the minimal associated marginal costs to produce. By contrast, gross margins rates for equipment and subcontract pass-throughs seldom exceed 20%. Engineering service gross margins typically range between 20% and 40%, while gross margins for IMI vary considerably depending on sales volume achieved.

During the three months ended December 31, 1999, cost of revenue increased to $6.6 million from $5.7 million during the three months ended December 31, 1998, which increase was due primarily to increases in direct labor and related overhead costs necessary to staff the Company's new contracts and revenue growth. Cost of revenue expressed as a percentage of revenues, declined to 65.5% for the three months ended December 31, 1999 from 73.6% for the three months ended December 31, 1998. The percentage improvement with respect to cost of revenue was primarily due a lower percentage of equipment and subcontract costs in the fiscal year 1999 cost of revenue mix.

The Company's gross margin increased 71%, or $1.4 million, to $3.5 million for the three months ended December 31, 1999 from $2.0 million for the three months ended December 31, 1998. The increase was due to margin percentage improvements in all of the Company's revenue components (i.e. licenses, engineering services, pass-throughs and IMI) coupled with revenue growth. As a result of the foregoing factors, gross margin as a percentage of revenue was 34.5% during the three months ended December 31, 1999 compared to 26.4% for the three months ended December 31, 1998.


Operating Expenses/Income from Operations

Selling, General & Administrative expenses (SG&A) increased to approximately $1.5 million during the three months ended December 31, 1999 from $1.0 million in the quarter ended December 31, 1998. The change was primarily due to increases in the Company's selling and marketing infrastructure costs combined with increased bid and proposal activity. As a percentage of revenue, SG&A accounted for 14.6% of revenue the three months ended December 31, 1999 compared to 13.6% in the quarter ended December 31, 1998. Product amortization increased from $165,000 for the three months ended December 31, 1998 to $238,000 for the three months ended December 31, 1999.

Income from operations increased 117% to $1.8 million for the three months ended December 31, 1999 from $800,000 for the three months ended December 31, 1998 primarily due to increases in gross margin dollars described above. As a percentage of revenue, income from operations increased to 17.6% for the three months ended December 31, 1999 from 10.6% for the prior year's first quarter. This increase was principally the result of improved gross margin rates partially offset by a higher percentage of SG&A expense against revenue.

The Company's effective tax rate declined from 38.6% for the three months ended December 31, 1998 to 35.2% for the three months ended December 31, 1999. The decrease was a result of approximately $170,000 of tax-free interest income recorded in the current quarter.

Outlook

The Company's strong first quarter results represent a continued trend from prior fiscal years of increased sales and profitability on those sales. At this time the Company has a significant backlog of work to be performed, as well as potential contract awards it believes are probable based on proposals in the pipeline. Management believes that operating results for future periods will continue to improve based on the following assumptions:

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

For the three months ended December 31, 1999, the Company generated approximately $160,000 of cash from operating activities and used approximately $600,000 for investing activities, including approximately $410,000 for newly capitalized software development costs. The Company anticipates that it will spend more money for software development in fiscal year 2000 than in fiscal year 1999, as it completes NT versions of its software products.

The Company has access to a general line of credit facility through which it can borrow up to $9.0 million for operating purposes and has an additional line of credit amounting to $6.0 million, which can be used for corporate acquisitions. The lines of credit are secured by the Company's billed and unbilled accounts receivable. The lines also have certain financial covenants, including minimum net worth and liquidity ratios. The lines expire February 28, 2002. At December 31, 1999, the Company had no amounts outstanding under the lines of credit.

The Company also has access to a $2.0 million equipment lease line of credit under which it had $1.2 million outstanding as of December 31, 1999.

The Company currently anticipates that its current cash balances, amounts available under its credit facilities and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. The Company believes that inflation did not have a material impact on the Company's revenues or income from operations during the quarter ended December 31, 1999 or in past fiscal years.


Year 2000 Compliance

Many currently installed computer systems, software products, and microprocessor-dependent equipment are coded to accept only two digit entries in the date code field. To distinguish 21st century dates from 20th century dates, these date code fields must be able to accept four digit entries.

The Company may realize exposure and risk if its suppliers or the systems it relies upon to conduct day-to-day operations are not year 2000 compliant. The potential areas of exposure include electronic data exchange systems operated by third parties with whom the Company transacts business, products purchased from third parties and computers, software, telephone systems and other equipment used internally. To minimize the potential adverse effects of the year 2000 problem, the Company established an internal project team comprised of all functional disciplines. This project team has implemented a three-phase process of:

 . identifying the Company's internal information and non-information technology systems that are not year 2000 compliant;

 .  determining their significance in the effective operation of the Company; and

 .  developing plans to resolve the issues where necessary.

After review of the Company's internal computer systems, software products and microprocessor dependent equipment, management has determined the Company to be year 2000 compliant and, as such, does not anticipate any material adverse operational issues to arise.

In addition to its internal review, the Company has communicated with its suppliers and others with whom it does business to coordinate year 2000 readiness. The responses received by the Company to date indicate that steps have been taken to address this concern. However, if those third parties have not been able to make all systems year 2000 compliant, there could be a material adverse impact on the Company.

Although the rollover from December 31, 1999 to January 1, 2000 has occurred, the Company still faces risks to the extent that suppliers of products, services, and systems purchased by the Company or the suppliers of others with whom the Company transacts business cannot timely provide the Company with products, components, services, or systems that meet year 2000 requirements. In the event that any such third parties cannot timely provide the Company with products, services, or systems that meet the year 2000 requirements, the Company's business could be harmed. For example, if one of the Company's major vendors experiences a material disruption in business due to a failure to achieve year 2000 compliance, the Company could experience a material disruption in business.

The Company has not yet developed a contingency plan with respect to any potential failure of third parties to have become year 2000 compliant by January 1, 2000, nor has it formulated a timetable to create a contingency plan.

If either the internal systems material to the Company's operations or the internal systems, products, or services of one or more of the Company's major vendors fail to achieve year 2000 compliance, the year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

To date the Company has not experienced any problems associated with Year 2000 computer issues nor does it anticipate any material adverse operational issues to arise.


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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Part II.   Other Information
----------------------------

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    a.   Exhibits
         --------

         10.1 Loan Agreement and Security Agreement dated December 9, 1999 between Bank of America, N.A. and Integral Systems, Inc.

         10.2 Second Amendment dated December 30, 1999 to Lease dated June 1, 1999, between Integral Systems, Inc. and ASP Washington, L.L.C. (Incorporated by reference to the Company's June 30, 1999 10-QSB filed by the Company on August 11, 1999).

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

                                    INTEGRAL SYSTEMS, INC.
                                    ---------------------
                                    (Registrant)



Date:    February 11, 2000        By:                       /s/
         -----------------            ------------------------------------------
                                      Thomas L. Gough
                                      President & Chief Operating Officer



Date:    February 11, 2000        By:                       /s/
         -----------------            ------------------------------------------
                                      Elaine M. Parfitt
                                      Vice President & Chief Financial Officer