Form 10-Q
period 2000-03-31
INTEGRAL SYSTEMS INC /MD/
filed 2000-05-12
CIK 718130

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549
                                   FORM 10-Q
(mark one)
    X        Quarterly report pursuant to Section 13 or 15 (d) of the
 -------     Securities Exchange Act of 1934

             For the quarterly period ended March 31, 2000 or
                                            --------------

             Transition report pursuant to Section 13 or 15(d) of the Securities
 -------     Exchange Act of 1934

             For the transition period from        to
                                            ------    ------

Commission file number                     0-18603
                                           -------

                            INTEGRAL SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its chapter)


               Maryland                                    52-1267968
--------------------------------------------------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)


     5000 Philadelphia Way, Suite A, Lanham, MD              20706
--------------------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code         (301) 731-4233
                                                    ----------------------------


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

As of March 31, 2000 the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock on the NASDAQ Stock Exchange at March 31, 2000) held by non-affiliates of the Registrant was $366,216,345.

Registrant had 8,699,046 shares of common stock outstanding as of March 31, 2000.

                             INTEGRAL SYSTEMS, INC.
                               TABLE OF CONTENTS


                                                                       Page No.
                                                                       --------
PART I.   FINANCIAL INFORMATION:

Item 1. Financial Statements

     Balance Sheets - March 31, 2000 and September 30, 1999...........     1

     Statements of Operations - Three and Six Months Ended
        March 31, 2000 and March 31, 1999.............................     3

     Statement of Stockholders' Equity - Six Months
        Ended March 31, 2000..........................................     4

     Statement of Cash Flow - Six Months Ended
        March 31, 2000 and March 31, 1999.............................     5

     Notes to Financial Statements....................................     6

  Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations............................     8

  Item 3.  Quantitative and Qualitative Disclosures About
       Market Risk....................................................    16


PART II. OTHER INFORMATION:

  Item 2.  Changes in Securities and Use of Proceeds..................    17

  Item 6.  Exhibits and Reports on Form 8-K...........................    17

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS


                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     March 31, 2000 and September 30, 1999


ASSETS
                                                    March 31,      September 30,
                                                      2000             1999
                                                   (unaudited)
                                                 --------------   --------------
CURRENT ASSETS
          Cash                                     $10,984,569      $ 7,027,446
          Marketable Securities                     57,263,257       18,136,000
          Accounts Receivable                       11,441,603       13,052,820
          Prepaid Expenses                              50,739           78,123
          Income Taxes Receivable                      941,440                0
                                                 --------------   --------------
TOTAL CURRENT ASSETS                                80,681,608       38,294,389

FIXED ASSETS
          Electronic Equipment                         672,723          655,272
          Furniture & Fixtures                         402,795          380,904
          Leasehold Improvements                       152,857          132,110
          Software Purchases                           161,323           67,861
          Equip. Under Capital Lease                 1,911,463        1,911,463
                                                 --------------   --------------
SUBTOTAL                                             3,301,161        3,147,610

          Less:  Accumulated Depreciation            1,521,071        1,322,169
                                                 --------------   --------------

TOTAL FIXED ASSETS                                   1,780,090        1,825,441

OTHER ASSETS
          Software Development Costs                 2,459,625        2,006,194
          Deposits                                      65,348           13,666
                                                 --------------   --------------
TOTAL OTHER ASSETS                                   2,524,973        2,019,860

TOTAL ASSETS                                       $84,986,671      $42,139,690
                                                 ==============   ==============





                       See Notes to Financial Statements

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     March 31, 2000 and September 30, 1999


LIABILITIES & STOCKHOLDERS' EQUITY

                                                        March 31,      September 30,
                                                          2000             1999
                                                        unaudited)
                                                      --------------   -------------
CURRENT LIABILITIES
          Accounts Payable                             $ 2,717,923      $ 2,838,639
          Accrued Expenses                               2,417,764        2,555,850
          Capital Leases Payable                           572,813          601,327
          Billings in Excess of Cost                     1,594,150        1,666,484
          Income Taxes Payable                                   0          173,637
          Deferred Income Taxes                            146,890          146,890
                                                      --------------   -------------
TOTAL CURRENT LIABILITIES                                7,449,540        7,982,827

LONG TERM LIABILITIES
          Capital Leases Payable                           445,345          714,106
                                                      --------------   -------------
TOTAL LONG TERM LIABILITIES                                445,345          714,106

STOCKHOLDERS' EQUITY
          Common Stock, $.01 par value,
          40,000,000 shares authorized, and
          8,699,046 and 7,163,908 shares issued
          and outstanding at March 31, 2000
          and September 30, 1999, respectively              86,990           71,639
          Additional Paid-in Capital                    63,579,748       21,993,620
          Retained Earnings                             13,425,048       11,377,498
                                                      --------------   -------------

TOTAL STOCKHOLDERS' EQUITY                              77,091,786       33,442,757
                                                      --------------   -------------

TOTAL LIABILITIES &                                    $84,986,671      $42,139,690
STOCKHOLDERS' EQUITY                                  ==============   =============



                       See Notes to Financial Statements

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended                     Six Months Ended
                                                          March 31,                             March 31,
                                                2000                1999                 2000               1999
                                            (unaudited)          (unaudited)          (unaudited)        (unaudited)
                                           --------------      --------------        -------------      ------------

Revenue                                         9,625,394           9,827,993           19,647,255        17,504,479

Cost of Revenue
     Direct Labor                               2,484,162           2,535,765            4,807,286         4,607,205
     Overhead Costs                             1,627,174           1,740,206            3,537,217         3,401,934
     Travel and Other Direct Costs                355,312             341,812              750,055           601,758
     Direct Equipment & Subcontracts            2,424,434           2,692,606            4,356,676         4,351,278
                                           --------------      --------------        -------------      ------------
Total Cost of Revenue                           6,891,082           7,310,389           13,451,234        12,962,175
                                           --------------      --------------        -------------      ------------

Gross Margin                                    2,734,312           2,517,604            6,196,021         4,542,304
                                           --------------      --------------        -------------      ------------


Selling, General & Administrative               1,743,319             957,650            3,204,504         2,004,308
Terminated Acquisition Costs                      141,123                   0              141,123                 0
Product Amortization                              237,500             165,000              475,000           330,000
                                           --------------      --------------        -------------      ------------

Income From Operations                            612,370           1,394,954            2,375,394         2,207,996
Other Income (Expense)
     Interest Income                              470,213              19,748              724,330            57,896
     Interest Expense                             (22,874)            (37,645)             (51,437)          (68,054)
     Miscellaneous, net                           (36,971)            (27,631)             (80,136)         (103,971)
                                           --------------      --------------        -------------      ------------
Total Other Income (Expense)                      410,368             (45,528)             592,757          (114,129)

Income Before Income Taxes                      1,022,738           1,349,426            2,968,151         2,093,867

Provision for Income Taxes                        235,300             521,200              920,600           808,700
                                           --------------      --------------        -------------      ------------

Net Income                                        787,438             828,226            2,047,551         1,285,167
                                           ==============      ==============        =============      ============

Weighted Average Number of Common
Shares Outstanding During Period                7,970,006           5,910,394            7,593,002         5,857,499
                                           ==============      ==============        =============      ============

Earnings per Share                                  $0.10               $0.14                $0.27             $0.22
                                           ==============      ==============        =============      ============

Diluted Shares Outstanding                      8,508,494           6,283,722            8,112,992         6,289,785
                                           ==============      ==============        =============      ============

Diluted Earnings per share                          $0.09               $0.13                $0.25             $0.20
                                           ==============      ==============        =============      ============




                       See Notes to Financial Statements

                             INTEGRAL SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED MARCH 31, 2000
                                  (unaudited)


                                                Common
                                 Number         Stock          Additional
                                   of           at Par          Paid-in         Retained
                                 Shares         Value           Capital         Earnings         Total
                              ------------   ------------    -------------    -------------   -------------
Balance September 30, 1999       7,163,908        $71,639      $21,993,620      $11,377,498     $33,442,757
                                                                         .
Stock Options exercised            135,138          1,351          688,753           -              690,104

Private Placement offering       1,400,000         14,000       40,897,375                       40,911,375

Net income                          -              -                -             2,047,550       2,047,550
                            --------------   ------------    -------------    -------------   -------------

Balance March 31, 2000           8,699,046        $86,990      $63,579,748      $13,425,048     $77,091,786
                            ==============   ============    =============    =============   =============



                       See Notes to Financial Statements

                             INTEGRAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                    Six Months Ended
                                                                         March 31,
                                                              2000                   1999
                                                           (unaudited)           (unaudited)
                                                          --------------      ----------------
Cash flows from operating activities:

Net income                                                    $2,047,551         $1,285,167
                                                          --------------      -------------

Adjustments to reconcile net income to
   net cash provided by operating activities:
             Depreciation and amortization                       943,293            641,179
             (Increase) decrease in:
                Accounts receivable                            1,611,217         (2,465,794)
                Prepaid expenses and deposits                    (24,298)             6,285
             (Decrease) increase in:
                Accounts payable                                (120,716)           613,434
                Accrued expenses                                (138,086)           220,170
                Billings in excess of cost                       (72,334)           525,200
                Income taxes payable, net                     (1,115,077)          (580,530)
                                                          --------------      -------------
Total adjustments                                              1,083,999         (1,040,056)
                                                          --------------      -------------

Net cash provided by operations                                3,131,550            245,111
                                                          --------------      -------------

Cash flow from investing activities:
             Marketable Securities                           (39,127,257)                 0
             Acquisition of fixed assets                        (422,943)           (15,340)
             Increase in software develoment costs              (928,431)          (511,840)
                                                          --------------      -------------

Net cash provided (used) in investing activities             (40,478,631)          (527,180)
                                                          --------------      -------------

Cash flow from financing activities:
             Proceeds from issuance of common stock           41,601,479            216,284
             Payments on capital lease obligations              (297,275)          (238,325)
                                                          --------------      -------------

Net cash provided by financing activities                     41,304,204            (22,041)
                                                          --------------      -------------

Net increase (decrease) in cash                                3,957,123           (304,110)

Cash - beginning of year                                       7,027,446          3,055,144
                                                          --------------      -------------

Cash - end of period                                         $10,984,569         $2,751,034
                                                          ==============      =============


                       See Notes to Financial Statements

                             INTEGRAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  Basis of Presentation
    ---------------------
    The interim financial statements include the accounts of Integral Systems, Inc. ("ISI" or the "Company") and its two wholly owned subsidiaries, Integral Marketing, Inc. ("IMI") and InterSys, Inc. ("InterSys"). In the opinion of management, the financial statements reflect all adjustments consisting only of normal recurring accruals necessary for a fair presentation of results for such periods and necessary to make such financial statements not misleading. The financial statements, which are condensed and do not include all disclosures included in the annual financial statements, should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 1999. The results of operations for any interim period are not necessarily indicative of results for the full year.

    During the three months ended March 31, 2000 the Company terminated discussions with an independent company that was being considered for acquisition purposes. The Company has segregated the costs associated with this failed acquisition attempt as a separate line item on its current period income statements.

    Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

2.  Accounts Receivable
    -------------------
    Accounts receivable at March 31, 2000 and September 30, 1999 consist of the following:

                       March 31, 2000               September 30,
                                                        1999
                      ----------------            ----------------

        Billed             $ 6,269,596                 $ 7,758,571
        Unbilled             4,973,137                   5,231,611
        Other                  198,870                      62,638
                      ----------------            ----------------
        Total              $11,441,603                 $13,052,820
                      ================            ================

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

3.  Line of Credit
    --------------
    The Company has a line of credit agreement with a local bank for $9,000,000 for operating purposes and has an additional line of credit amounting to $6,000,000, which can be used for corporate acquisitions. The lines of credit are secured by the Company's billed and unbilled accounts receivable and have certain financial covenants, including minimum net worth and liquidity ratios. The lines expire February 28, 2002. At March 31, 2000 and September 30, 1999, the Company had no outstanding balance under the lines of credit.

4.  Capital Lease
    -------------
    The Company has access to a $2.0 million equipment lease line of credit that had a balance of $1,018,158 at March 31, 2000.

5.  Stock Splits and Common Stock
    -----------------------------

    On June 4, 1997, the Company's stockholders approved an increase to the Company's authorized shares from 2.0 million to 10.0 million and also authorized a three-for-one stock split, which became effective in July 1997. On May 29, 1998, the Company's board of directors declared a two-for-one stock split in the form of a 100% stock dividend for stockholders of record as of June 9, 1998.

    On April 27, 1999, The Company's stockholders approved an amendment to the Company's charter increasing the total number of shares of common stock which the Corporation is authorized to issue from 10.0 million to 40.0 million.

    Stockholders' equity has been restated to give retroactive recognition to the stock splits for all periods presented by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the splits. In addition, all references to number of shares, per share amounts, stock option data, and market prices of common stock have been restated.

    In February 2000, the Company issued stock under a private placement. The Company received approximately $40.9 million from this offering. The costs associated with this offering are included as a direct reduction to paid in capital.


6.  Business Segment Information
    ----------------------------

    During the periods ended March 31, 2000 and March 31, 1999, the Company's operations included two reportable segments: Satellite ground systems and electronic test instrumentation and equipment marketing.

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

                                                     Six Months Ended
                                     ------------------------------------------
                                       March 31, 2000           March 31, 1999
                                     -------------------    -------------------
Net Sales
      Satellite ground systems          $19,072,524              $16,840,645
      Equipment marketing               $   574,731              $   663,834

Income before taxes
      Satellite ground systems          $ 2,761,651              $ 1,857,249
      Equipment marketing               $   206,500              $   236,618

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
    ----------------------------------------------------------------------


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

Results of Operations

The components of the Company's income statement as a percentage of revenue are depicted in the following table for the three months ended March 31, 2000 and March 31, 1999:


                                Three Months Ended          Three Months Ended
                                     March 31                    March 31
                                2000                         1999
                                ----           % of          ----           % of
                           (in thousands)     Revenue    (in thousands)    Revenue
                                              -------                      -------
Revenue                        $9,625         100.0          $9,828         100.0
Cost of Revenue                 6,891          71.6           7,310          74.4
                                -----          ----           -----          ----

Gross Margin                    2,734          28.4           2,518          25.6

Operating Expenses
    SG&A                        1,743          18.1             958           9.7
    Term. Acquisition Cost        141           1.5               0             0
    Prod. Amortization            238           2.5             165           1.7
                                -----          ----           -----          ----

Income from Operations            612           6.3           1,395          14.2
Other (net)                       410           4.3             -46           -.5
                                -----          ----           -----          ----

Pretax Income                   1,022          10.6           1,349          13.7

Income Taxes                      235           2.4             521           5.3
                                -----          ----           -----          ----

Net Income                       $787           8.2            $828           8.4
                                =====          ====           =====          ====



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

For the three months ended March 31, 2000 and 1999 the Company's revenues were generated from the following sources:

                                            Three Months Ended March 31,
     Revenue Type                             2000                1999
     ------------                             ----                ----

     Commercial Products and Services

     Commercial Users                           38%                 26%
     U.S. Government Users                       1                   4
                                              ----                ----
        Subtotal                                39                  30

     Government Services

     NOAA                                       49                  53
     NASA                                        6                  13
     Other U.S. Government Users                 6                   4
                                              ----                ----
        Subtotal                                61                  70

     Total                                     100%                100%
                                              ====                ====

Based on the Company's revenue categorization system, the Company classified 39% and 30% of its revenue as Commercial Products and Services revenue with the remaining 61% and 70% classified as Government Services revenue for the three months ended March 31, 2000 and 1999, respectively. By way of comparison, if the revenues were classified strictly according to end-user (independent of the Company's internal revenue categorization system), the U.S. Government would account for 62% and 74% of the total revenues for the three months ended March 31, 2000 and 1999, respectively.

On a consolidated basis, revenue decreased 2%, or $200,000 to $9.6 million for the three months ended March 31, 2000, from $9.8 million for the three months ended March 31, 1999. The decrease was due to decreases in the Company's Government Services equipment and subcontract revenues (approximately $800,000).

Commercial Products and Services revenues increased approximately $700,000 during the three months ended March 31, 2000 compared to the three months ended March 31, 1999 principally as a result of increased Commercial Products and Services engineering services revenues and increased equipment revenues. Sales for IMI declined approximately $100,000 between the two periods.

Cost of Revenue/Gross Margin

The Company calculates gross margin by subtracting cost of revenue from revenue. Included in cost of revenue are direct labor expenses, overhead charges associated with the Company's direct labor base and other costs that can be directly related to specific contract cost objectives, such as travel, consultants, equipment, subcontracts and other direct costs.

Gross margins on contract revenues vary depending on the type of product or service provided. Generally, license revenues related to the sale of the Company's COTS products have the greatest gross margins because of the minimal associated marginal costs to produce. By contrast, gross margin rates for equipment and subcontract pass-throughs seldom exceed 20%. Engineering service gross margins typically range between 20% and 40%, while gross margins for IMI vary considerably depending on sales volume achieved.

During the three months ended March 31, 2000, cost of revenue decreased to $6.9 million from $7.3 million during the three months ended March 31, 1999, which decrease was due primarily to decreases in direct equipment and subcontracts costs. Direct labor and related overhead costs also decreased slightly between the periods as a significant amount of direct labor effort was redirected toward bid and proposal activities that are accounted for as SG&A expenses.

Cost of revenue expressed as a percentage of revenues decreased to 71.6% for the three months ended March 31, 2000 from 74.4% for the three months ended March 31, 1999, which decrease was primarily due to a lower percentage of equipment and subcontract costs in the fiscal year 2000 cost of revenue mix.

The Company's gross margin increased 9%, or $200,000, to $2.7 million for the three months ended March 31, 2000 from $2.5 million for the three months ended March 31, 1999. The increase was principally due to improved engineering service margins.

Gross margin as a percentage of revenue was 28.4% during the three months ended March 31, 2000 compared to 25.6% for the three months ended March 31, 1999. The increase is principally due to a lower percentage of equipment and subcontract costs in the cost of revenue mix coupled with higher engineering service margins.

Operating Expenses/Income from Operations

Selling, General & Administrative expenses ("SG&A") increased to approximately $1.7 million during the three months ended March 31, 2000 from $960,000 in the quarter ended March 31, 1999. The change was primarily due to increases in the Company's selling and marketing initiatives (including the establishment of small offices in California and France) combined with significant bid and proposal efforts. As a percentage of revenue, SG&A accounted for 18.1% of revenue for the three months ended March 31, 2000 compared to 9.7% in the quarter ended March 31, 1999.

Product amortization increased to $238,000 for the three months ended March 31, 2000 compared to $165,000 for the three months ended March 31, 1999. As discussed in Note 1 of the Notes to the Consolidated Financial Statements, the Company recorded expenses of approximately $140,000 during the three months ended March 31, 2000 with respect to an unsuccessful acquisition attempt.

Income from operations decreased $800,000 or 56% to $600,000 for the three months ended March 31, 2000 from $1.4 million for the three months ended March 31, 1999, which decrease was primarily due to the increases in operating expenses described above. As a percentage of revenue, income from operations decreased to 6.4% for the three months ended March 31, 2000 from 14.2% for the prior year's second quarter. This decrease was principally the result of a higher percentage of SG&A and other operating expenses against revenue in the current quarter compared to the same quarter last fiscal year.

During the quarter ended March 31, 2000 the Company recorded $470,000 of interest income principally derived from cash invested from the Company's two private placement equity infusions that occurred in

June 1999 and February 2000. Since a significant portion of such investment was related to tax-free debt securities, the Company's effective tax rate was only 23.0% for the three months ended March 31, 2000 compared to 38.6% for the three months ended March 31, 1999.


      COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
      --------------------------------------------------------------------


The components of the Company's income statement as a percentage of revenue are depicted in the following table for the six months ended March 31, 2000 and March 31, 1999:


                                  Six Months Ended March 31,          Six Months Ended March 31,
                                      2000          % of                   1999          % of
                                    -------        Revenue               -------        Revenue
                                 (in thousands)  -----------         (in thousands)  -----------

Revenue                              $19,647        100.0               $17,504          100.0
Cost of Revenue                       13,451         68.5                12,962           74.1
                                     -------        -----               -------          -----

Gross Margin                           6,196         31.5                 4,542           25.9

Operating Expenses
    SG&A                               3,205         16.3                 2,004           11.4
    Term Acquisition Cost                141           .7                     0              0
    Prod. Amortization                   475          2.4                   330            1.9
                                     -------        -----               -------          -----

Income from Operations                 2,375         12.1                 2,208           12.6
Other (net)                              593          3.0                  -114            -.7
                                     -------        -----               -------          -----

Pretax Income                          2,968         15.1                 2,094           11.9
                                     -------                            -------

Income Taxes                             921          4.7                   809            4.6
                                     -------        -----               -------          -----

Net Income                           $ 2,047         10.4               $ 1,285            7.3
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

Internally, the Company classifies revenues as either Government Services revenue or Commercial Products and Services revenue. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" -- "Comparison of the Three Months Ended March 31, 2000 and March 31, 1999" -- "Revenue."

For the six months ended March 31, 2000 and 1999 the Company's revenues were generated from the following sources:


     Revenue Type                       Six Months Ended        Six Months Ended
     ------------                        March 31, 2000          March 31, 1999
                                         --------------          --------------

     Commercial Products and Services
     Commercial Users                            39%                   24%
     U.S. Government Users                        1                     5
                                                ---                   ---
     Subtotal                                    40                    29

     Government Services

     NOAA                                        48                    53
     NASA                                         7                    11
     Other U.S. Government Users                  5                     7
                                                ---                   ---
     Subtotal                                    60                    71

     Total                                      100%                  100%
                                                ===                   ===

Based on the Company's revenue categorization system, the Company classified 40% and 29% of its revenue as Commercial Products and Services revenue with the remaining 60% and 71% classified as Government Services revenue for the six months ended March 31, 2000 and 1999, respectively. By way of comparison, if the revenues were classified strictly according to end-user (independent of the Company's internal revenue categorization system), the U.S. Government would account for 61% and 76% of the total revenues for the six months ended March 31, 2000 and 1999, respectively.

On a consolidated basis, revenue increased 12%, or $2.1 million, to $19.6 million for the six months ended March 31, 2000 from $17.5 million for the six months ended March 31, 1999. The increase was due to increases in the Company's Commercial Products and Services revenues (approximately $2.8 million) as all applicable revenue components (licenses, engineering services and equipment pass throughs) increased for this group.

Government Services revenues decreased approximately $600,000 during the six months ended March 31, 2000 compared to the six months ended March 31, 1999. This decline was attributable to a decrease of approximately $1.2 million in lower margin equipment and subcontract revenue in the first half of fiscal year 2000 than in the first half of fiscal year 1999.

Sales for IMI declined approximately $100,000 between the two periods.

Cost of Revenue/Gross Margin

During the six months ended March 31, 2000, cost of revenue increased to $13.4 million from $13.0 million during the six months ended March 31, 1999, which increase was due primarily to increases in direct labor and related overhead costs necessary to staff the Company's new contracts and revenue growth.

Cost of revenue expressed as a percentage of revenues decreased to 68.5% for the six months ended March 31, 2000 from 74.1% for the six months ended March 31, 1999, which decrease was primarily due to a lower percentage of equipment and subcontract costs in the fiscal year 2000 cost of revenue mix.

The Company's gross margin increased 36.4%, or $1.7 million, to $6.2 million for the six months ended March 31, 2000 from $4.5 million for the six months ended March 31, 1999. The increase was due to margin dollar improvements in most of the Company's revenue components (i.e. licenses, engineering services, and equipment pass-throughs) coupled with overall revenue growth. As a result of the foregoing factors, gross margin as a percentage of revenue was 31.5% during the six months ended March 31, 2000 compared to 25.9% for the six months ended March 31, 1999.

Operating Expenses/Income from Operations

SG&A increased to approximately $3.2 million during the six months ended March 31, 2000 from $2.0 million during the six months ended March 31, 1999. The change was primarily due to increases in the Company's selling and marketing initiatives (including the establishment of small offices in California and France) combined with significant bid and proposal efforts. As a percentage of revenue, SG&A accounted for 16.3% of revenue for the six months ended March 31, 2000 compared to 11.4% in the half year ended March 31, 1999.

Product amortization increased to $475,000 for the six months ended March 31, 2000 compared to $330,000 for the six months ended March 31, 1999. As discussed in Note 1 of the Notes to the Consolidated Financial Statements, the Company recorded expenses of approximately $140,000 during the six months ended March 31, 2000 with respect to an unsuccessful acquisition attempt.

Income from operations increased $170,000, or 8%, to $2.4 million for the six months ended March 31, 2000 from $2.2 million for the six months ended March 31, 1999, which increase was primarily due to increases in gross margin dollars described above. As a percentage of revenue, income from operations decreased to 12.1% for the six months ended March 31, 2000 from 12.6% for the prior fiscal year's first half. This decrease was principally the result of a higher percentage of SG&A and other operating expenses against revenue in the first six months of fiscal year 2000 compared to the same half of the last fiscal year.

During the six months ended March 31, 2000, the Company recorded $720,000 of interest income, which was principally derived from cash invested from the Company's two private placement equity infusions that occurred in June 1999 and February 2000. Since a significant portion of such investment was related to tax-free debt securities, the Company's effective tax rate was only 31.0% for the six months ended March 31, 2000 compared to 38.6% for the six months ended March 31, 1999.

Outlook

The Company's first half results represent a continued trend from prior fiscal years of increased sales and profitability on those sales. At this time, the Company has a backlog of work to be performed and it may receive additional contract awards based on proposals in the pipeline. Management believes that operating results for future periods will continue to improve based on the following assumptions:

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

In June 1999, the Company supplemented its working capital position by raising approximately $19.7 million (net) through the private placement of approximately
1.2 million shares of its common stock. In February 2000, the Company raised an additional $40.9 million (net) for use in connection with potential acquisitions and other general corporate purposes through the private placement of 1.4 million additional shares of its common stock. As of March 31, 2000, the Company had in excess of $57.2 million invested in low risk marketable debt securities (exclusive of operating cash balances in excess of $10.9 million).

For the six months ended March 31, 2000, the Company generated approximately $3.1 million of cash from operating activities and used approximately $40.5 million for investing activities, including approximately $39.1 million to purchase marketable debt securities. The Company also spent approximately $930,000 for newly capitalized software development costs. The Company anticipates that it will spend more money for software development in fiscal year 2000 than in fiscal year 1999, as it completes the development of NT versions of its software products.

The Company has access to a general line of credit facility through which it can borrow up to $9.0 million for operating purposes and has an additional line of credit amounting to $6.0 million, which can be used for corporate acquisitions. The lines of credit are secured by the Company's billed and unbilled accounts receivable. The lines also have certain financial covenants, including minimum net worth and liquidity ratios. The lines expire February 28, 2002. At March 31, 2000, the Company had no amounts outstanding under the lines of credit.

The Company also has access to a $2.0 million equipment lease line of credit under which it had approximately $1.0 million outstanding as of March 31, 2000.

The Company currently anticipates that its current cash balances (including its marketable debt securities), amounts available under its credit facilities and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. The Company believes that inflation did not have a material impact on the Company's revenues or income from operations during the six months ended March 31, 2000 or in past fiscal periods.

Year 2000 Compliance

Many currently installed computer systems, software products, and microprocessor-dependent equipment were originally coded to accept only two digit entries in the date code field. To distinguish 21st century dates from 20th century dates, these date code fields must be able to accept four digit entries.

The Company may realize exposure and risk if its suppliers or the systems it relies upon to conduct day-to-day operations are not year 2000 compliant. The potential areas of exposure include electronic data exchange systems operated by third parties with whom the Company transacts business, products purchased from third parties and computers, software, telephone systems and other equipment used internally. To minimize the potential adverse effects of the year 2000 problem, the Company established an internal project team comprised of all functional disciplines. This project team implemented a three-phase process of:

    . identifying the Company's internal information and non-information technology systems that are not year 2000 compliant;

    . determining their significance in the effective operation of the Company; and

    .   developing plans to resolve the issues where necessary.

After review of the Company's internal computer systems, software products and microprocessor dependent equipment, management determined the Company to be year 2000 compliant and, as such, does not anticipate any material adverse operational issues to arise.

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

Although the rollover from December 31, 1999 to January 1, 2000 has occurred, the Company still faces risks to the extent that suppliers of products, services, and systems purchased by the Company or the suppliers of others with whom the Company transacts business cannot timely provide the Company with products, services, or systems that meet year 2000 requirements. In the event that any such third parties cannot timely provide the Company with products, services, or systems that meet the year 2000 requirements, the Company's business could be harmed. For example, if one of the Company's major vendors experiences a material disruption in business due to a failure to achieve year 2000 compliance, the Company could experience a material disruption in business.

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

    . The inability of the Company to find any attractive or suitable candidates for acquisition or to negotiate suitable terms for the acquisition of any potential candidates, or, if the Company is able to identify and acquire one or more businesses, the cost of integrating the acquired business or businesses.

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

Part II.  Other Information
---------------------------


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In February 2000, the Company sold an aggregate of 1,400,000 shares of its common stock, par value $.01 per share, to investors which represented that they were accredited investors. The aggregate offering price for such sale was $43,400,000. The Company intends to use the proceeds of the foregoing private placement for potential acquisitions and other general corporate purposes. No underwriters were involved in the sale. However, in connection with the private placement, Allen and Company, Miller, Johnson, and Kuehn, Incorporated, and ING Barings LLC received a cash fee. The Company relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 under Regulation D of the Securities Act for the exemption from registration of the sale of such shares.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

                                    INTEGRAL SYSTEMS, INC.
                                    ---------------------
                                        (Registrant)



Date:    May 12, 2000             By:            /s/
      --------------------           ---------------------------------------
                                     Thomas L. Gough
                                     President and Chief Operating Officer



Date:    May 12, 2000             By:            /s/
      ---------------------          ---------------------------------------
                                     Elaine M. Parfitt
                                     Vice President and Chief Financial Officer