Form 10-Q
period 2000-06-30
INTEGRAL SYSTEMS INC /MD/
filed 2000-08-14
CIK 718130

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(mark one)
 X   Quarterly report pursuant to Section 13 or 15 (d) of the Securities
---  Exchange Act of 1934


     For the quarterly period ended June 30, 2000 or
                                    -------------

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the transition period from ______ to _______

Commission file number   0-18603
                         -------


                            INTEGRAL SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Maryland                                   52-1267968
--------------------------------------------------------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)


       5000 Philadelphia Way, Lanham, MD                   20706
--------------------------------------------------------------------------------
     (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code       (301) 731-4233
                                                    ------------------------


-------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes      X        No  _______
                                   ---------

As of June 30, 2000 the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock on the NASDAQ Stock Exchange at June 30, 2000) held by non-affiliates of the Registrant was $136,393,491.

Registrant had 8,773,178 shares of common stock outstanding as of June 30, 2000.

                             INTEGRAL SYSTEMS, INC.

                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION:

  Item 1.  Financial Statements

     Balance Sheets - June 30, 2000 and September 30, 1999..............    1

     Statements of Operations - Three and Nine Months Ended
        June 30, 2000 and June 30, 1999.................................    3

     Statement of Stockholders' Equity - Nine Months
        Ended June 30, 2000.............................................    4

     Statement of Cash Flow - Nine Months Ended
        June 30, 2000 and June 30, 1999.................................    5

     Notes to Financial Statements......................................    6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    8

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk...   16


PART II.  OTHER INFORMATION:

  Item 4.  Submission of Matters to a Vote of Security Holders..........   18

  Item 6.  Exhibits and Reports on Form 8-K.............................   18

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS


                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     June 30, 2000 and September 30, 1999

ASSETS
                                                                        June 30,              September 30,
                                                                          2000                    1999
                                                                       (unaudited)
                                                                    ------------------      ------------------
CURRENT ASSETS
          Cash                                                          $10,803,482             $ 7,027,446
          Marketable Securities                                          55,660,792              18,136,000
          Accounts Receivable                                            11,841,993              13,052,820
          Prepaid Expenses                                                  153,547                  78,123
          Income Taxes Receivable                                           841,288                       0
                                                                  -----------------       -----------------
TOTAL CURRENT ASSETS                                                     79,301,102              38,294,389

FIXED ASSETS
          Electronic Equipment                                              762,236                 655,272
          Furniture & Fixtures                                              422,143                 380,904
          Leasehold Improvements                                            152,857                 132,110
          Software Purchases                                                196,594                  67,861
          Equip. Under Capital Lease                                      1,911,463               1,911,463
                                                                  -----------------       -----------------
SUBTOTAL                                                                  3,445,293               3,147,610

          Less:  Accumulated Depreciation                                 1,770,248               1,322,169
                                                                  -----------------       -----------------

TOTAL FIXED ASSETS                                                        1,675,045               1,825,441

OTHER ASSETS
          Software Development Costs                                      2,932,667               2,006,194
          Deposits                                                           65,348                  13,666
                                                                  -----------------       -----------------
TOTAL OTHER ASSETS                                                        2,998,015               2,019,860

TOTAL ASSETS                                                            $83,974,162             $42,139,690
                                                                  =================       =================

                       See Notes to Financial Statements

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     June 30, 2000 and September 30, 1999

LIABILITIES & STOCKHOLDERS' EQUITY
                                                                      June 30,             September 30,
                                                                        2000                   1999
                                                                     (unaudited)
                                                                  -----------------       ----------------
CURRENT LIABILITIES
          Accounts Payable                                            $ 1,287,781             $ 2,838,639
          Accrued Expenses                                              2,416,903               2,555,850
          Notes Payable                                                         0                       0
          Capital Leases Payable                                          522,822                 601,327
          Billings in Excess of Cost                                    1,056,977               1,666,484
          Income Taxes Payable                                                  0                 173,637
          Deferred Income Taxes                                           146,890                 146,890
                                                                  ---------------         ---------------
TOTAL CURRENT LIABILITIES                                               5,431,373               7,982,827
                                                                  ---------------         ---------------

LONG TERM LIABILITIES
          Capital Leases Payable                                          344,818                 714,106
                                                                  ---------------         ---------------
TOTAL LONG TERM LIABILITIES                                               344,818                 714,106

STOCKHOLDERS' EQUITY
          Common Stock, $.01 par value, 40,000,000 shares
          authorized, and 8,773,178 and 7,163,908 shares
          issued and outstanding at June 30, 2000
          and September 30, 1999, respectively                             87,732                  71,639
          Additional Paid-in Capital                                   63,823,832              21,993,620
          Retained Earnings                                            14,286,407              11,377,498
                                                                  ---------------         ---------------

TOTAL STOCKHOLDERS' EQUITY                                             78,197,971              33,442,757
                                                                  ---------------         ---------------
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                                                  $83,974,162             $42,139,690
                                                                  ===============         ===============

                       See Notes to Financial Statements

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                  Three Months Ended                   Nine Months Ended
                                                       June 30,                            June 30,
                                                2000              1999               2000             1999
                                            --------------    -------------     ---------------   --------------
Revenue                                       $ 7,300,502      $10,598,274         $26,373,026      $27,438,919

Cost of Revenue
       Direct Labor                             2,378,330        2,586,685           7,094,756        7,148,171
       Overhead Costs                           1,548,936        1,494,175           4,809,974        4,525,362
       Travel and Other Direct Costs              446,049          258,291           1,196,104          860,049
       Direct Equipment & Subcontracts            625,888        3,157,296           4,982,564        7,508,574
                                            -------------     ------------      --------------    -------------
Total Cost of Revenue                           4,999,203        7,496,447          18,083,398       20,042,156
                                            -------------     ------------      --------------    -------------

Gross Margin                                    2,301,299        3,101,827           8,289,628        7,396,763
                                            -------------     ------------      --------------    -------------

Selling, General & Administrative               1,757,927        1,234,360           4,942,591        3,222,039
Terminated Acquisition Costs                         (620)               0             140,503                0
Product Amortization                              237,500          165,000             712,500          495,000
                                            -------------     ------------      --------------    -------------
Income From Operations                            306,492        1,702,467           2,494,034        3,679,724
Other Income (Expense)
       Interest Income                            792,416           45,555           1,497,493           88,617
       Interest Expense                           (21,190)         (30,091)            (72,627)         (98,145)
       Miscellaneous, net                        (139,573)         (54,371)           (208,558)        (149,386)
                                            -------------     ------------      --------------    -------------
Total Other Income (Expense)                      631,653          (38,907)          1,216,308         (158,914)

Income from Continuing Operations
       Before Income Taxes                        938,145        1,663,560           3,710,342        3,520,810
                                            -------------     ------------      --------------    -------------

Provision for Income Taxes                         80,712          642,400             921,512        1,359,700
                                            -------------     ------------      --------------    -------------

Income from Continuing Operations                 857,433        1,021,160           2,788,830        2,161,110

Discontinued Operations
Income from Operations of Discontinued
       Segment (Net of tax)                         3,923           53,375             120,079          198,592

Net Income                                    $   861,356      $ 1,074,535         $ 2,908,909      $ 2,359,702
                                            =============     ============      ==============    =============

Weighted Average Number of Common
Shares Outstanding During Period                8,754,657        6,342,882           7,980,220        6,043,982
                                            =============     ============      ==============    =============

Earnings per Share - Basic
       Income from Continuing Operations      $      0.10      $      0.16         $      0.35      $      0.36
       Income from Discontinued Operations    $      0.00      $      0.01         $      0.01      $      0.03
                                            -------------     ------------      --------------    -------------

       Net Income                             $      0.10      $      0.17         $      0.36      $      0.39
                                            =============     ============      ==============    =============

Weighted Average Number of
Diluted Common Shares Outstanding
During Period                                   9,057,622        6,881,653           8,472,870        6,512,550
                                            =============     ============      ==============    =============

Earnings per Share - Diluted
       Income from Continuing Operations      $      0.10      $      0.15         $      0.33      $      0.33
       Income from Discontinued Operations    $      0.00      $      0.01         $      0.01      $      0.03
                                            -------------     ------------      --------------    -------------

       Net Income                             $      0.10      $      0.16         $      0.34      $      0.36
                                            =============     ============      ==============    =============

                       See Notes to Financial Statements

                            INTEGRAL SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED JUNE 30, 2000
                                  (unaudited)

                                                      Common
                                      Number          Stock          Additional
                                        of            at Par           Paid-in          Retained
                                      Shares          Value            Capital          Earnings           Total
                                      ------          -----            -------          --------           -----
Balance September 30, 1999            7,163,908         $71,639       $21,993,620       $11,377,498       $33,442,757

Stock Options exercised                 209,270           2,093           946,453             -               948,546

Private Placement offering            1,400,000          14,000        40,883,759                          40,897,759

Net income                                -                 -               -             2,908,909         2,908,909
                                   -------------   -------------    --------------   ---------------   ---------------

Balance June 30, 2000                 8,773,178         $87,732       $63,823,832       $14,286,407       $78,197,971
                                   =============   =============    ==============    ==============   ===============

                       See Notes to Financial Statements

                            INTEGRAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                             For the Nine Months Ended
                                                                                     June 30,
                                                                            2000                  1999
                                                                        --------------        --------------
Cash flows from operating activities:

Net income                                                              $  2,908,909          $  2,359,702
                                                                        ------------          ------------

Adjustments to reconcile net income to
 net cash provided by operating activities:
              Depreciation and amortization                                1,429,970             1,007,969
              (Increase) decrease in:
                    Accounts receivable                                    1,210,827            (3,505,694)
                    Prepaid expenses and deposits                           (127,106)               (5,682)
              (Decrease) increase in:
                    Accounts payable                                      (1,550,858)              693,308
                    Accrued expenses                                        (138,947)              201,207
                    Billings in excess of cost                              (609,507)            1,709,294
                    Income taxes payable, net                             (1,014,925)             (268,880)
                                                                        ------------          ------------
Total adjustments                                                           (800,546)             (168,478)
                                                                        ------------          ------------

Net cash provided by operations                                            2,108,363             2,191,224
                                                                        ------------          ------------

Cash flow from investing activities:
              Marketable securities                                      (37,524,792)                    0
              Acquisition of fixed assets                                   (567,074)             (338,293)
              Increase in software development costs                      (1,638,973)             (831,786)
              Increase in other assets                                             0                (1,995)
                                                                        ------------          ------------

Net cash (used) in investing activities                                  (39,730,839)           (1,172,074)
                                                                        ------------          ------------

Cash flow from financing activities:
              Proceeds from issuance of common stock                      41,846,305            20,019,854
              Payments on capital lease obligations                         (447,793)             (359,616)
                                                                        ------------          ------------

Net cash provided (used) by financing activities                          41,398,512            19,660,238
                                                                        ------------          ------------

Net increase (decrease) in cash                                            3,776,036            20,679,388

Cash - beginning of year                                                   7,027,446             3,055,144
                                                                        ------------          ------------

Cash - end of period                                                    $ 10,803,482          $ 23,734,532
                                                                        ============          ============

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

     During the three months ended March 31, 2000, the Company terminated discussions with an independent company that was being considered for acquisition purposes. The Company has segregated the costs associated with this terminated acquisition attempt as a separate line item on its current period income statements.

     Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

2.   Accounts Receivable
     -------------------

     Accounts receivable at June 30, 2000 and September 30, 1999 consist of the following:

                                June 30, 2000               September 30, 1999
                              -----------------           ---------------------

          Billed                 $ 5,441,035                  $  7,758,571
          Unbilled                 6,154,790                     5,231,611
          Other                      246,168                        62,638
                              --------------              ----------------
          Total                  $11,841,993                  $ 13,052,820
                              ==============              ================

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

3.   Line of Credit
     --------------

     The Company has a line of credit agreement with a local bank for $9,000,000 for operating purposes and has an additional line of credit with the bank amounting to $6,000,000, which can be used for corporate acquisitions. The lines of credit are secured by the Company's billed and unbilled accounts receivable and have certain financial covenants, including minimum net worth and liquidity ratios. The lines expire February 28, 2002. At June 30, 2000 and September 30, 1999, the Company had no outstanding balance under the lines of credit.

4.   Capital Lease
     -------------

     The Company has access to a $2.0 million equipment lease line of credit that had a balance of $867,640 at June 30, 2000.

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

6.   Discontinued Operations
     -----------------------

     In July 2000, the Company announced a plan to sell its wholly-owned subsidiary IMI. IMI acts as a manufacturer's representative, selling electronic test instrumentation and equipment to customers primarily in Maryland, Virginia and the District of Columbia. The assets to be sold consist primarily of cash, accounts receivable, property, and equipment.

     Integral Systems, Inc. anticipates a gain on the disposal of the discontinued operation. This gain will be recognized when the sale occurs.

     Operating results of IMI for the three and nine months ended June 30, 2000 are shown separately under Discontinued Operations in the accompanying income statement, net of income taxes of ($9,400) and $70,381, respectively. The income statements for 1999 have been restated and operating results of IMI are also shown separately, net of income taxes of $84,500 and $124,900, respectively.

     Revenue of IMI for the nine months ended June 30, 2000 and June 30, 1999 were $704,204 and $1,034,109 respectively. These amounts are not included in revenue in the accompanying income statements.

     Assets and liabilities of IMI to be disposed of consisted of the following:

                                           June 30, 2000   September 30, 1999

          Cash                                $ 865,376       $ 723,669
          Accounts Receivable (net)             282,721         529,852
          Prepaid Expenses                        2,740             500
          Fixed Assets (net)                      9,106          11,508
          Deposits                                1,995           1,995
                                           -------------     -----------
          Total Assets                        1,161,938       1,267,524
                                           -------------     -----------
          Accounts Payable                       14,641          15,095
          Accrued Expenses                      375,788         507,902
          Income Taxes Payable                   26,880         129,977
                                           -------------     -----------
          Net Assets to be disposed of        $ 744,629       $ 614,550
                                           =============     ===========

     Assets are shown at their book values and liabilities are shown at their face amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD LOOKING STATEMENTS
                           --------------------------

Certain of the statements contained in this section, including those under the headings "Outlook" and "Liquidity and Capital Resources," are forward looking. In addition, from time to time, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These forward-looking statements are predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's statements. The Company's business is dependent upon general economic conditions and upon various conditions specific to its industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may effect the Company's business include the following, among other things:

     . A significant portion of the Company's revenue is derived from contracts or subcontracts funded by the U.S. government.

     . The Company's commercial contracts are subject to competition and strict performance requirements.

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

The discussion and analysis that follows is based on the restated figures presented above.

     COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
     --------------------------------------------------------------------

Overview

Integral Systems, Inc. builds satellite ground systems for command and control, integration and test, data processing, and simulation. Since its inception in 1982, the Company has provided ground systems for over 120 different satellite missions for communications, science, meteorology, and earth resource applications. The Company has an established domestic and international customer base that includes government and commercial satellite operators, spacecraft and payload manufacturers, and aerospace systems integrators.

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

Results of Operations

The components of the Company's income statement as a percentage of revenue are depicted in the following table for the three months ended June 30, 2000 and June 30, 1999, respectively.

                                       Three Months Ended                     Three Months Ended
                                            June 30                                June 30
                                      2000              % of                  1999                % of
                                      ----                                    ----
                                 (in thousands)        Revenue           (in thousands)         Revenue
                                                       -------                                  -------
Revenue                               $7,300             100.0                 $10,598           100.0
Cost of Revenue                        4,999              68.5                   7,496            70.7
                                      ------             -----                 -------           -----

Gross Margin                           2,301              31.5                   3,102            29.3

Operating Expenses
    SG&A                               1,758              24.1                   1,234            11.6
    Term Acquisition Cost                 -1                 0                       0               0
    Prod. Amortization                   238               3.2                     165             1.6
                                      ------             -----                 -------           -----

Income from Operations                   306               4.2                    1703            16.1
Other (net)                              632               8.6                     -39             -.4
                                      ------             -----                 -------           -----

Pretax Income from
    Continuing Operations                938              12.8                   1,664            15.7

Income Taxes                              81               1.1                     642             6.1
                                      ------             -----                 -------           -----

Income from
    Continuing Operations             $  857              11.7                  $1,022             9.6

Discontinued Operations
Income from Discontinued
   Operations (net of tax)                 4               0.1                      53             0.5

Net Income                            $  861              11.8                 $ 1,075            10.1
                                      ======             =====                 =======           =====

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

For the three months ended June 30, 2000 and 1999, respectively, the Company's revenues were generated from the following sources:

                                         Three Months Ended June 30,
     Revenue Type                         2000                 1999
     ------------                         ----                 ----

     Commercial Products and Services

     Commercial Users                       24%                   42%
     U.S. Government Users                   3                     2
                                          ----                  ----
          Subtotal                          27                    44

     Government Services

     NOAA                                   53                    43
     NASA                                   11                    10
     Other U.S. Government Users             9                     3
                                          ----                  ----
          Subtotal                          73                    56

               Total                       100%                  100%
                                          ====                  ====

Based on the Company's revenue categorization system, the Company classified 27% and 44% of its revenue as Commercial Products and Services revenue with the remaining 73% and 56% classified as Government Services revenue for the three months ended June 30, 2000 and 1999, respectively. By way of comparison, if the revenues were classified strictly according to end-user (independent of the Company's internal revenue categorization system), the U.S. Government would account for 76% and 58% of the total revenues for the three months ended June 30, 2000 and 1999, respectively.

On a consolidated basis, revenue decreased 31%, or $3.3 million, to $7.3 million for the three months ended June 30, 2000, from $10.6 million for the three months ended June 30, 1999. The decrease was principally due to a decrease in the Company's Commercial Products and Services equipment revenues (approximately $1.9 million).

Government Services revenues decreased approximately $1.2 million during the three months ended June 30, 2000 compared to the three months ended June 30, 1999 principally as a result of decreased Government Services equipment and subcontract revenues.

Cost of Revenue/Gross Margin

The Company calculates gross margin by subtracting cost of revenue from revenue. Included in cost of revenue are direct labor expenses, overhead charges associated with the Company's direct labor base and other costs that can be directly related to specific contract cost objectives, such as travel, consultants, equipment, subcontracts and other direct costs.

Gross margins on contract revenues vary depending on the type of product or service provided. Generally, license revenues related to the sale of the Company's COTS products have the greatest gross margins because of the minimal associated marginal costs to produce. By contrast, gross margin rates for equipment and subcontract pass-throughs seldom exceed 15% while engineering service gross margins typically range between 20% and 40%.

During the three months ended June 30, 2000, cost of revenue decreased to $5.0 million from $7.5 million during the three months ended June 30, 1999, which decrease was due primarily to decreases in direct equipment and subcontracts costs. Direct labor and related overhead costs also decreased slightly between the periods as a significant amount of direct labor effort was redirected toward bid and proposal activities that are accounted for as SG&A expenses.

Cost of revenue expressed as a percentage of revenues decreased to 68.5% for the three months ended June 30, 2000, from 70.7% for the three months ended June 30, 1999, which decrease was primarily due to a lower percentage of equipment and subcontract costs in the fiscal year 2000 cost of revenue mix.

The Company's gross margin decreased 25.8%, or $0.8 million, to $2.3 million for the three months ended June 30, 2000 from $3.1 million for the three months ended June 30, 1999. The decrease was principally due to lower revenue.

Gross margin as a percentage of revenue was 31.5% during the three months ended June 30, 2000 compared to 29.3% for the three months ended June 30, 1999. The increase is principally due to a lower percentage of equipment and subcontract costs in the cost of revenue mix coupled with higher engineering service margins.

Operating Expenses/Income from Continuing Operations

Selling, General & Administrative expenses ("SG&A") increased to approximately $1.8 million during the three months ended June 30, 2000 from $1.2 million in the quarter ended June 30, 1999. The change was primarily due to increases in the Company's selling and marketing initiatives (including the establishment of small offices in California and France) combined with significant bid and proposal efforts. As a percentage of revenue, SG&A accounted for 24.1% of revenue for the three months ended June 30, 2000 compared to 11.6% in the quarter ended June 30, 1999.

Product amortization increased to $238,000 for the three months ended June 30, 2000 compared to $165,000 for the three months ended June 30, 1999.

Income from continuing operations decreased $725,000, or 43.6%, to $940,000 for the three months ended June 30, 2000 from $1.7 million for the three months ended June 30, 1999, which decrease was primarily due to the decreases in revenue and increased operating expenses as described above. As a percentage of revenue, income from continuing operations decreased to 12.8% for the three months ended June 30, 2000 from 15.7% for the prior year's third quarter. This decrease was principally the result of a higher percentage of SG&A and other operating expenses against revenue in the current quarter compared to the same quarter last fiscal year.

During the quarter ended June 30, 2000, the Company recorded $790,000 of interest income principally derived from cash invested from the Company's two private placement equity infusions that occurred in June 1999 and February 2000. Since a significant portion of such investment was related to tax-free debt securities, the Company's effective tax rate was only 8.6% for the three months ended June 30, 2000 compared to 38.6% for the three months ended June 30, 1999.

Discontinued Operations

On July 5, 2000, the Company announced its plan to divest its wholly owned subsidiary Integral Marketing, Inc. Integral Marketing earns commission revenue by representing a number of electronic product manufacturers in Maryland, Virginia and the District of Columbia, principally in space-related markets. Sale of Integral Marketing is expected to take place in fiscal 2000 (see Note 6 of Notes to the Consolidated Financial Statements). As a result of this plan of disposal, the results of operations for

Integral Marketing have been reported as discontinued operations (the "Discontinued Operations") and previously reported financial statements have been restated.

Income from Discontinued Operations decreased $50,000 to $4,000 for the three months ended June 30, 2000 from $53,000 for the three months ended June 30, 1999. The decrease was principally due to decreased commission revenue and increased cost of revenue.

      COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
      -------------------------------------------------------------------

The components of the Company's income statement as a percentage of revenue are depicted in the following table for the nine months ended June 30, 2000 and June 30, 1999, respectively:

                                   Nine Months Ended June 30,            Nine Months Ended June 30,
                                     2000             % of                1999                % of
                                     ----                                 ----
                                (in thousands)       Revenue         (in thousands)          Revenue
                                                     -------                                 -------
Revenue                            $26,373             100.0              $27,439              100.0
Cost of Revenue                     18,083              68.6               20,042               73.0
                                   -------            ------              -------              -----

Gross Margin                         8,290              31.4                7,397               27.0

Operating Expenses
    SG&A                             4,943              18.7                3,222               11.7
    Term Acquisition Cost              141                .5                    0                  0
    Prod. Amortization                 712               2.7                  495                1.9
                                   -------            ------              -------              -----

Income from Operations               2,494               9.5                3,680               13.4
Other (net)                          1,216               4.6                 -159                -.6
                                   -------            ------              -------              -----

Pretax Income from                   3,710              14.1                3,521               12.8
                                   -------                                -------

   Continuing Operations

Income Taxes                           921               3.5                1,360                4.9
                                   -------            ------              -------              -----

Income from
   Continuing Operations             2,789              10.6                2,161                7.9

Discontinued Operations
Income from Discontinued
   Operations (net of tax)             120                .4                  199                 .7

Net Income                         $ 2,909              11.0              $ 2,360                8.6
                                   =======            ======              =======              =====

Revenue

The Company earns revenue from sales of its products and services through contracts that are funded by the U.S. Government, both as a prime contractor or a subcontractor, as well as commercial and international organizations.

Internally, the Company classifies revenues as either Government Services revenue or Commercial Products and Services revenue. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" -- "Comparison of the Three Months Ended June 30, 2000 and June 30, 1999" -- "Revenue."

For the nine months ended June 30, 2000 and 1999, respectively, the Company's revenues were generated from the following sources:

     Revenue Type                           Nine Months            Nine Months
     ------------
                                               Ended                  Ended
                                           June 30, 2000          June 30, 1999
                                           -------------          -------------

     Commercial Products and Services

     Commercial Users                             35%                   31%
     U.S. Government Users                         2                     3
                                               -----                 -----
          Subtotal                                37                    34

     Government Services

     NOAA                                         49                    50
     NASA                                          8                    11
     Other U.S. Government Users                   6                     5
                                               -----                 -----
          Subtotal                                63                    66

               Total                             100%                  100%
                                               =====                 =====

Based on the Company's revenue categorization system, the Company classified 37% and 34% of its revenue as Commercial Products and Services revenue with the remaining 63% and 66% classified as Government Services revenue for the nine months ended June 30, 2000 and 1999, respectively. By way of comparison, if the revenues were classified strictly according to end-user (independent of the Company's internal revenue categorization system), the U.S. Government would account for 65% and 69% of the total revenues for the nine months ended June 30, 2000 and 1999, respectively.

On a consolidated basis, revenue decreased 4%, or $1.0 million, to $26.4 million for the nine months ended June 30, 2000 from $27.4 million for the nine months ended June 30, 1999. The decline was due to decreases in the Company's Government Services revenues (approximately $1.5 million) as applicable equipment pass-through revenue decreased for this group.

Commercial Products and Services revenues increased approximately $430,000 during the nine months ended June 30, 2000 compared to the nine months ended June 30, 1999. This increase was attributable to an increase of $1.2 million in engineering services revenue and a decrease of $570,000 in equipment and subcontract revenue in the first nine months of fiscal year 2000 when compared to the first nine months of fiscal year 1999.

Cost of Revenue/Gross Margin

During the nine months ended June 30, 2000, cost of revenue decreased to $18.1 million from $20.0 million during the nine months ended June 30, 1999, which decrease was due primarily to a decrease in equipment and subcontract pass-throughs.

Cost of revenue expressed as a percentage of revenues decreased to 68.6% for the nine months ended June 30, 2000 from 73% for the nine months ended June 30, 1999, which decrease was primarily due to a lower percentage of equipment and subcontract costs in the fiscal year 2000 cost of revenue mix.

The Company's gross margin increased 12.1%, or $900,000, to $8.3 million for the nine months ended June 30, 2000 from $7.4 million for the nine months ended June 30, 1999. The increase was due to margin dollar improvements in most of the Company's revenue components, including licenses and engineering services. As a result of the foregoing factors, gross margin as a percentage of revenue was 31.4% during the nine months ended June 30, 2000 compared to 27% for the nine months ended June 30, 1999.

Operating Expenses/Income from Continuing Operations

SG&A increased to approximately $4.9 million during the nine months ended June 30, 2000 from $3.2 million during the nine months ended June 30, 1999. The change was primarily due to increases in the Company's selling and marketing initiatives (including the establishment of small offices in California and France) combined with significant bid and proposal efforts. As a percentage of revenue, SG&A accounted for 18.7% of revenue for the nine months ended June 30, 2000 compared to 11.7% in the nine months ended June 30, 1999.

Product amortization increased to $710,000 for the nine months ended June 30, 2000 compared to $500,000 for the nine months ended June 30, 1999. As discussed in Note 1 of the Notes to the Consolidated Financial Statements, the Company recorded expenses of approximately $140,000 during the nine months ended June 30, 2000 with respect to an unsuccessful acquisition attempt.

Income from operations decreased $1.2 million, or 32.2%, to $2.5 million for the nine months ended June 30, 2000 from $3.7 million for the nine months ended June 30, 1999, which decrease was primarily due to decreases in gross margin dollars described above. As a percentage of revenue, income from operations decreased to 9.5% for the nine months ended June 30, 2000 from 13.4% for the prior fiscal year's first nine months. This decrease was principally the result of a higher percentage of SG&A and other operating expenses against revenue in the first nine months of fiscal year 2000 compared to the same nine months of the last fiscal year.

During the nine months ended June 30, 2000, the Company recorded $1.5 million of interest income, which was principally derived from cash invested from the Company's two private placement equity infusions that occurred in June 1999 and February 2000. Since a significant portion of such investment was related to tax-free debt securities, the Company's effective tax rate was only 24.8% for the nine months ended June 30, 2000 compared to 38.6% for the nine months ended June 30, 1999.

Discontinued Operations

Income from Discontinued Operations decreased $80,000 to $120,000 for the nine months ended June 30, 2000 from $200,000 for the nine months ended June 30, 1999. For a description of Discontinued Operations and the Company's restatement of previously reported financial statements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "Comparison of the Three Months Ended June 30, 2000 and June 30, 1999" - "Discontinued Operations". The decrease in income was principally due to decreased commission and increased cost of revenue.


                                    OUTLOOK
                                    -------

At this time, the Company has a backlog of work to be performed and it may receive additional contract awards based on proposals in the pipeline. Management believes that operating results for future periods will continue to improve based on the following assumptions:

     . Demand for satellite technology and related products and services will continue to expand

     . Sales of its software products and engineering services will continue to increase

In July 2000 the Company announced forward-looking guidance for the balance of its fiscal year ending September 30, 2000 and fiscal year 2001. Currently, the Company is anticipating revenue for the quarter ending September 30, 2000 in the mid $9.0 million range. Operating income is expected to exceed $1.5 million, while net income should approach $2.0 million. The Company expects revenue for fiscal year 2000 in its entirety to be in the $35.0 to $36.0 million range, down about $3.0 million from fiscal year 1999 revenue amounts. Net income for fiscal year 2000 in its entirety should approach $5.0 million (compared to $3.7 million in fiscal year 1999). For fiscal year 2001, the Company is anticipating revenue growth of approximately 25% to 35% over fiscal year 2000 revenue after adjusting for the planned sale of IMI. Income from operations is expected to grow over 35% over fiscal year 2000 levels, with net income growing in excess of 25%.

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

In June 1999, the Company supplemented its working capital position by raising approximately $19.7 million (net) through the private placement of approximately
1.2 million shares of its common stock. In February 2000, the Company raised an additional $40.9 million (net) for use in connection with potential acquisitions and other general corporate purposes through the private placement of 1.4 million additional shares of its common stock. As of June 30, 2000, the Company had in excess of $55.7 million invested in low risk marketable debt securities (exclusive of operating cash balances in excess of $10.8 million).

For the nine months ended June 30, 2000, the Company generated approximately $2.1 million of cash from operating activities and used approximately $39.7 million for investing activities, including approximately $37.5 million to purchase marketable debt securities. The Company also spent approximately $1.6 million for newly capitalized software development costs. Overall, the Company has spent more money on software development for the nine months ended June 30, 2000 than in fiscal year 1999, as it completes the development of a new testing product (VI-LINK) and the development of NT versions of its software products.

The Company has access to a general line of credit facility through which it can borrow up to $9.0 million for operating purposes and has an additional line of credit amounting to $6.0 million, which can be used for corporate acquisitions. The lines of credit are secured by the Company's billed and unbilled accounts receivable. The lines also have certain financial covenants, including minimum net worth and liquidity ratios. The lines expire February 28, 2002. At June 30, 2000, the Company had no amounts outstanding under the lines of credit.

The Company also has access to a $2.0 million equipment lease line of credit under which it had approximately $870,000 outstanding as of June 30, 2000.

The Company currently anticipates that its current cash balances (including its marketable debt securities), amounts available under its credit facilities and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. The Company believes that inflation did not have a material impact on the Company's revenues or income from operations during the nine months ended June 30, 2000 or in past fiscal periods.

                             YEAR 2000 COMPLIANCE
                             --------------------

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

PART II.  OTHER INFORMATION
---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 26, 2000. The following matters were voted on by stockholders, and received the votes indicated.

     1.   The stockholders elected the following individuals to the Board of
          Directors:

     Director                       For          Against       Abstain         Broker Non-Votes
     Steven R. Chamberlain       4,701,146        1,200         3,550             3,975,550
     Steven A. Carchedi          4,702,146         200          3,550             3,975,550
     Thomas L. Gough             4,702,346          0           3,550             3,975,550
     Bonnie K. Wachtel           4,702,346          0           3,550             3,975,550
     Dominic A. Laiti            4,702,196         150          3,550             3,975,550
     R. Doss McComas             4,701,996         350          3,550             3,975,550
     John R. Murphy              4,701,946         400          3,550             3,975,550

     2. The stockholders approved a proposal to ratify the appointment of Rubino & McGeehin, chartered as independent accountants of the Company for the fiscal year ending September 30, 2000.

                             For         Against       Abstain         Broker Non-Votes
          Total           6,298,099       1,500         19,333            3,987,450

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

                                               INTEGRAL SYSTEMS, INC.
                                               ---------------------
                                                   (Registrant)







Date:         August 14, 2000                  By: /s/ Thomas L. Gough
         -------------------------------          -----------------------------
                                                  Thomas L. Gough
                                                  President and Chief Operating
                                                  Officer

Date:         August 14, 2000                  By: /s/ Elaine M. Parfitt
         -------------------------------          ------------------------------
                                                  Elaine M. Parfitt
                                                  Vice President and Chief
                                                  Financial Officer