Form 10-K
period 2000-09-30
INTEGRAL SYSTEMS INC /MD/
filed 2000-12-21
CIK 718130

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
     X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    ---
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 2000
                                           ------------------
                                      or
    ___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _________

                        Commission file number 0-18603
                                               -------

                            Integral Systems, Inc.
--------------------------------------------------------------------------------
               (Name of registrant as specified in its charter)

                 Maryland                                                    52-1267968
-----------------------------------------                  ----------------------------------------------
     (State or other jurisdiction of                            (I.R.S. Employer Identification No.)
      incorporation of organization)

5000 Philadelphia Way, Lanham, MD                                20706
---------------------------------                          -----------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (301) 731-4233
                                                    ----------------------------

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                     Name of each exchange on which registered

_____________________________________________     __________________________________________
_____________________________________________     __________________________________________

          Securities registered pursuant to Section 12(g) of the Act:

                                    Common
--------------------------------------------------------------------------------
                               (Title of class)

________________________________________________________________________________
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X                        No ___
                            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

As of November 30, 2000, the aggregate market value of the Common Stock of the Registrant (based upon the average bid and asked prices of the Common Stock as reported by the market makers) held by non-affiliates of the Registrant was $137,542,151.

As of November 30, 2000, 9,447,518 shares of the Common Stock of the Registrant were outstanding.

For the year ended September 30, 2000, the Registrant's revenues were $40,455,143.

                                     INDEX

                                                 PART 1

ITEM 1.   BUSINESS

          Company Overview........................................................................    1
          Industry Background.....................................................................    2
          The Company Solution....................................................................    2
          Company Strategy........................................................................    3
          Products................................................................................    5
          Customers...............................................................................    7
          Marketing...............................................................................    8
          Contract Revenue........................................................................    8
          U.S. Government Contracts...............................................................    9
          Non-U.S. Government Contracts...........................................................   10
          Backlog.................................................................................   11
          Competition.............................................................................   12
          Proprietary Rights......................................................................   12
          Employees...............................................................................   13
          Research and Development................................................................   13
          Environment.............................................................................   13
          Financing...............................................................................   13
          Financial Information in Industry Segments..............................................   14

ITEM 2.   PROPERTIES..............................................................................   14

ITEM 3.   LEGAL PROCEEDINGS.......................................................................   14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................   14


                                                PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................   15

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA....................................................   15

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...   16

          Overview................................................................................   16
          Results of Operations...................................................................   17
          Revenue.................................................................................   17
          Cost of Revenue/Gross Margin............................................................   18
          Comparison of Fiscal 2000 and 1999......................................................   18
          Comparison of Fiscal 1999 and 1998......................................................   19
          Discontinued Operations.................................................................   20
          Acquisition of SAT Corporation..........................................................   20
          Corporation.............................................................................   20
          Outlook.................................................................................   20
          Liquidity and Capital Resources.........................................................   21
          Year 2000 Compliance....................................................................   21
          Forward Looking Statements..............................................................   22

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................    22

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................    23

ITEM 9.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.........    24


                                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................    25

ITEM 11.  EXECUTIVE COMPENSATION........................................................    26

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNDERS AND MANAGEMENT...............    30

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................    31


                                            PART IV


ITEM 14.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.......................................    32

                                    PART 1

ITEM 1. BUSINESS

Company Overview

     Integral Systems, Inc. (the "Company") builds satellite ground systems for command and control, integration and test, data processing, and simulation. Since its inception in 1982, the Company has provided ground systems for over 120 different satellite missions for communications, science, meteorology and earth resource applications. The Company has an established domestic and international customer base that includes government and commercial satellite operators, spacecraft and payload manufacturers and aerospace systems integrators.

     The Company has developed innovative software products that reduce the cost and minimize the development risk associated with traditional, custom-built systems. The Company believes that it was the first to offer a comprehensive commercial-off-the-shelf ("COTS") software product line for command and control. As a systems integrator, the Company leverages these products to provide turnkey satellite control facilities that can operate multiple satellites from any manufacturer. These systems offer significant cost savings for customers that have traditionally purchased a separate custom control center for each of their satellites.

     For 18 years, the Company has provided flexible, reliable and affordable ground system solutions. This has allowed the Company to stay ahead of the competition and perform well in an industry that has traditionally been dominated by much larger aerospace firms. The Company believes that it has a unique combination of competitive advantages, including the following:

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

         Through its wholly owned subsidiary SAT Corporation, acquired in August 2000, the company also offers turnkey systems and software for satellite and terrestrial communications signal monitoring. In August 2000, the Company entered into an agreement and plan of reorganization, by and among the Company, SAT Corporation, ISI Acquisition Corporation and Herbert Pardula, the sole shareholder of SAT Corporation. The reorganization agreement provided for the acquisition of SAT by the Company. Pursuant to the terms of the reorganization agreement, ISI was merged with and into SAT, with SAT as the surviving entity. At the time of the merger, SAT became a wholly owned subsidiary of the Company. Pursuant to the reorganization agreement, the purchase price paid to the sole shareholder of SAT by the Company in connection with the acquisition of SAT consisted of 650,000 shares of the Company's common stock, par value $.01 per share. The acquisition was accounted for as a pooling of interests. All prior period consolidated financial statements presented herein have been restated to include the results of operations, financial position and cash flows of the Company and SAT as a single entity. Certain reclassifications were made to the SAT financial statements to conform to the Company's presentations.

Integral Systems, Inc. is a Maryland corporation incorporated in 1982.

Industry Background

     The space industry can be broken down into the following industry sectors: infrastructure, communications, emerging applications, and support services. Each of these sectors is funded by both government and commercial investments. Space infrastructure encompasses the development, manufacture and procurement of hardware and related systems for both space assets (i.e., satellites and payloads) and ground assets (i.e., satellite ground systems). The Company's business is focused in the ground system component of the infrastructure sector. The communications sector of the space industry includes revenue generated by satellite systems for commercial telecommunications services and government and military communications. Satellite technology has become critical to supporting many aspects of telecommunications infrastructure, including long-distance telephony, personal communications systems, and private networks. The emerging applications market includes space technologies utilized for new applications such as global positioning systems and remote sensing. Support services for the space industry include technical support, engineering, finance and consulting, which facilitate growth in space-related markets.

     According to a recent study by the International Space Business Council, space industry revenues were $87 billion in 1999 and will grow at a rate of approximately 10% per year. Industry growth is supported by a study cited in Space News predicting that nearly 1,700 satellites will be launched over the next 10 years. The 1999 space infrastructure revenues were approximately $52 billion, comprising over half of the total space market. The ground sector, which includes ground equipment, installations, and operations, accounted for approximately $33 billion of total space infrastructure revenues.

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

The Company Solution

     The Company offers satellite ground systems that provide low-cost, efficient and flexible operations. The principal characteristics of the Company's approach are as follows:

     Open Systems and Ease of Integration. The Company's family of products addresses the dynamic environment of satellite operation through a commitment to open systems architecture. The Company's products are implemented as open systems with full adherence to industry hardware and software standards. The Company's software can be hosted on any UNIX or Windows NT platform. The open architecture of the Company's products allows interoperability with existing systems. Although the Company's software components are typically sold as bundled products, they may be purchased and operated separately or integrated with existing command and control software.

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

     Depth of Functionality. The Company's command and control software supports all aspects of satellite operation through a bundle of four inter-operable software products: a real-time package; an off-line package; an orbit analysis package; and a database package. The Company's real-time package performs daily and routine satellite operations, including commanding, telemetry processing and fault detection and correction. The off-line package supports sustaining engineering functions, including trending and statistical analysis of data archived by the real-time system. The orbit analysis package performs orbit determination and prediction functions to monitor and control the position of the satellite in space. The database package tailors the performance of the other three packages, which are general in scope, to the specific requirements of each satellite mission. That is, the database defines the telemetry and command characteristics and the desired orbital elements and tolerances.

     Flexibility/Adaptability. A critical element to achieving initial operator acceptance of a new system and facilitating rapid implementation is the ability of the Company's software to serve the needs of particular satellite systems. All of the Company's software is database driven, allowing it to support satellite design changes or different series of satellites, without modifying the underlying software. Similarly, the software also supports a wide range of COTS hardware, including antenna, radio frequency (RF) and baseband equipment, allowing the total system to be delivered in the most efficient configuration for each mission. Finally, the software is platform independent and can run on any UNIX or Windows NT computer. This platform independence makes it possible for the Company and its customers to take full advantage of rapidly declining computer costs.

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

     Technological Leadership. The Company intends to continue to commit substantial resources to further develop the next generation of its off-the-shelf software products. In addition, because the satellite infrastructure industry is increasingly requiring standards compliance, the Company intends to adhere to existing and future industry standards and participate in the further development of such standards.

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

     New Suite of Off-the-Shelf Applications. The Company intends to continue to broaden its COTS line beyond command and control to include other applications currently utilizing customized solutions. These applications, which include payload data processing, payload integration and test ("I&T") and ground equipment monitoring and control, have overlapping functionality with the Company's command and control applications and provide significant market growth opportunities. To date, the Company has delivered more than a dozen systems for payload data processing and satellite I&T.

     Professional Services Capabilities. The Company believes that providing comprehensive services and a high level of customer support is critical to its ability to maintain its leading position in command and control systems and to expand into new markets. Therefore, the Company intends to expand its professional services organization in areas such as hardware testing, pre- and post-sale software support, quality assurance, project installation management and training. For example, the Company is implementing an ISO 9000 compliance program and anticipates certification in 2001.

     Acquisitions of Other Companies. The Company intends to look for complementary businesses to acquire in order to strengthen and expand its core business. However, the Company may not be able to find any attractive candidates or it may find that the acquisition terms proposed by potential acquisition candidates are not favorable to the Company. In addition, the Company may compete with other companies for these acquisition candidates, which competition may make an acquisition more expensive for the Company. If the Company is unable to identify and acquire any suitable candidates, the Company may not be able to find alternative uses for the cash proceeds of its previous private placements that improve the Company's business, financial conditions, or results of operations to the extent that an acquisition could. In addition, if the Company is able to identify and acquire one or more businesses (as it did with SAT Corporation), the integration of the acquired business or businesses may be costly and may result in a decrease in the value of the Company's common stock for the following reasons, among others:

       . the Company may not adequately assess the risks inherent in a particular acquisition candidate or correctly assess the candidate's potential contribution to the Company's financial performance;
       . the Company may need to divert more management resources to integration than it planned, which may adversely affect its ability to pursue other more profitable activities;
       . the difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate backgrounds and combining different corporate cultures;
       . the Company may not eliminate as many redundant costs as it anticipated in selecting acquisition candidates; and
       . an acquisition candidate may have liabilities or adverse operating issues that the Company failed to discover through its due diligence prior to the acquisition.

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

     EPOCH features a modern, distributed architecture consisting of a series of user workstations interconnected via an Ethernet LAN. This approach provides better performance than traditional mini-computer based ground systems at a lower cost. EPOCH provides end-to-end satellite command and control capabilities, including telemetry processing and display, commanding and command verification ("CV"), ground station automation, alarm/event processing and data archive and retrieval. These functions are driven by the EPOCH database, allowing the system to support multiple satellites solely through database updates, without modifying the run-time software. This results in lower maintenance and operations costs throughout the lifecycle.

     The typical EPOCH installation consists of a front-end processor which provides the interface to the front-end hardware (e.g., bit syncs, command encoders) and a series of user analysis workstations, all interconnected via the LAN. The front-end processor executes a real-time version of UNIX and services all the time-critical requirements. The analyst stations, operating under either UNIX or Windows NT, provide the mechanism for users to control and monitor the satellite and the ground equipment. With this approach, the processing burden is distributed across the network. The system can be expanded indefinitely (up to the capacity of the network) by adding new workstation nodes. Even the network capacity limitations can be overcome by dividing the system into subnets inter-connected by bridges and routers. Thus, additional users can be accommodated during peak loads with no degradation in system response times.

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

     All of these applications are tailored to specific customer requirements through a fourth package, the database. The database application is based on a commercial package for Relational Data Base Management System ("RDBMS"), with a top-level user interface and functional extensions developed by the Company. The database provides "fill-in-the-blank" menu edit forms allowing the operator to specify every relevant operational characteristic and threshold for the satellite, its orbit and the associated ground equipment.

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

     The Company's wholly owned subsidiary SAT Corporation also offers a range of software products and turnkey systems for communications signal monitoring, including SATMON, a software product for satellite transponder monitoring, and the E4900, a turnkey system for detecting terrestrial communications interference.

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

     Signal Monitoring. The Company's subsidiary SAT Corporation manufactures software and systems for monitoring of space-based and terrestrial communications.


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

     The Company's products are currently flying communications satellites from most of the major satellite manufacturers, including Boeing, Lockheed Martin, Space Systems Loral, Orbital Sciences, Astrium, and Alcatel. The Company's customers include NewSkies, Echostar, GE Americom, Loral Skynet, Shin Satellite, Binariang Satellite Systems, and ChinaSat. All of these operators have purchased the Company's products to operate their fleets of geosynchronous Earth orbit ("GEO") communications satellites.

     Remote Sensing and Meteorology.

     The Company builds command and control systems as well as payload and image data processing systems for meteorological satellites. Since its inception, the Company has provided ground systems for the U.S. National Oceanic and Atmospheric Administration ("NOAA"), including both their Geostationary Operational Environmental Satellite ("GOES") Program and the Television Infrared Observational Satellite ("TIROS") programs. The Company's systems support mission operations, instrument data processing, simulation and flight software validation. The Company also built the complete command and control system for the U.S. Air Force Defense Meteorological Satellite Program ("DMSP"), whose operations were recently transitioned to civilian control under NOAA's aegis. Since 1982, the Company has also been under contract to provide the DMSP program with satellite simulators used for training, ground system checkout and flight software analysis.

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

     The National Space Program Office ("NSPO") for the Republic of China selected the Company to provide the complete multi-mission command and control system for their ROCSAT series of satellites. The Company also supports small satellite missions in America such as Orbital Sciences Corporation's SeaStar and Microlab programs.


Marketing

     The Company relies upon senior corporate management, project managers and senior technical staff to carry out its marketing program, including the development and execution of marketing plans, proposal presentations and the performance of related tasks. These individuals collect information concerning requirements of current and potential customers in the course of contract performance and formal and informal briefings, from published literature and through participation in professional and industry organizations. Senior management evaluates this information, identifies potential business opportunities and coordinates proposal efforts. The primary source of business in the Company's existing markets is by referral from existing customers. Additionally, the Company advertises periodically in Space News Magazine and other industry publications.

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

     The percentages of revenues received by the Company from prime contracts and subcontracts for fiscal years 2000, 1999, and 1998 are as follows:

                                                     Fiscal Year

                   Contract Source         2000          1999          1998
                   ---------------         ----          ----          ----
                    Prime Contract          71%           67%          71%
                     Subcontract            29%           33%          29%

     For a given contract, the revenue mix may include the Company's COTS software products, pass-through of third-party hardware and software, and services provided by the Company or its subcontractors.

     The Company generates revenue under three types of contracts: cost plus, fixed price, and time and material ("T&M") contracts. Under a cost plus contract, the Company is reimbursed for allowable costs within the contractual terms and conditions and is paid a negotiated fee. The fee may be fixed or based on performance incentives. Revenue recognition under a cost plus contract is based upon actual costs incurred and a pro rata amount of the negotiated fee. Under a fixed price contract, the Company is paid a stipulated price for services or products and bears the risk of increased or unexpected costs. Revenue under a fixed price contract is recognized using the percentage of completion method of accounting based on costs incurred in relation to total estimated costs. Under a T&M contract, the Company receives fixed hourly rates intended to cover salary costs attributable to work performed on the contract and related overhead expenses, reimbursement for other direct costs and a profit. Revenue is recognized under a T&M contract at the contractual rates as labor hours and direct expenses are incurred. A considerable amount of the Company's revenue is earned under cost plus contracts. To date, the vast majority of contracts for the purchase of the Company's COTS software products have been fixed priced in nature, either firm fixed price contracts or T&M fixed labor rate contracts.

     The following table summarizes the percentage of revenues attributable to each contract type for the period indicated:

                                                       Fiscal Year
                    Contract Type           2000           1999       1998
                    -------------           ----           ----       ----
                      Cost Plus              23%            31%        37%
                     Fixed Price             71%            66%        60%
                 Time and Materials           6%             3%         3%


U.S. Government Contracts

     Company revenues from U.S. Government contracts are derived from a combination of contracts with the U.S. Government and subcontracts with other companies that have prime contracts with the U.S. Government. For fiscal years 2000, 1999 and 1998, approximately 54%, 60%, and 59% respectively of the Company's revenues were derived from contracts or subcontracts funded by the U.S. Government.

     NOAA, one agency, represented 41%, 43%, and 39% of revenues, respectively, for fiscal years 2000, 1999 and 1998. The Company expects that at least 35% of its revenue for fiscal year 2001 will be derived from NOAA contracts. The loss of any one of these NOAA contracts could significantly affect the Company's performance. Similarly, the expiration, or termination for convenience, of any major contract could significantly affect the Company's performance if not renewed or replaced by contracts of similar value. It is estimated that the single largest NOAA contract will represent approximately 15% of the Company's fiscal year 2001 revenue. This contract is to develop the ground system used to operate the next generation of geosynchronous weather satellites at NOAA.

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

     All of the Company's U.S. Government contracts and subcontracts are also subject to termination for "convenience", which means termination without cause. Should a contract be so terminated, the Company would be reimbursed for allowable costs to the date of termination and would be paid a proportionate amount of the stipulated profits or fees attributable to the work actually performed.

     The Company's books and records are subject to audit by the Defense Contract Audit Agency (DCAA). Such audits can result in adjustments to contract costs and fees. Although the Company thus far has not been required to make any material audit adjustments, the possibility that such adjustments will be required always exists. Management is of the opinion that any such audit adjustments would not have a material adverse effect on the financial position or results of operations of the Company. The Company has been audited by DCAA through fiscal year 1999.

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

     In addition to the right to terminate, U.S. Government contracts are conditioned upon the continuing availability of congressional appropriations and are typically subject to modification or termination in the event of changes in funding. Congress usually appropriates funds on a fiscal year basis even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually incrementally funded, and additional funds are normally committed to the contract by the procuring agency as appropriations are made by Congress for future fiscal years. In addition, contractors often experience revenue uncertainties during the first quarter of the government's fiscal year, which begins October 1, until differences between budget requests and appropriations are resolved. To date, Congress has funded all years of the multi-year major program contracts for which the Company has served as prime contractor or a subcontractor, although there can be no assurance that this will be the case in the future.

Non-U.S. Government Contracts

     In addition to having contracts with the U.S. Government, the Company also has contracts with commercial and international organizations. For fiscal years 2000, 1999 and 1998 approximately 46%, 40% and 41% respectively, of the Company's revenues were derived from non-U.S. Government contracts. These contracts are typically with commercial satellite operators, satellite manufacturers, aerospace systems integrators and foreign governments.

     Some of the Company's commercial contracts are with international organizations. For fiscal years 2000, 1999 and 1998, approximately 23%, 9%, and 7%, respectively, of the Company's revenues were derived from international organizations. Revenues from foreign sources is discussed at Footnote Number 1 of the Notes to the Financial Statements included elsewhere herein. Operations in numerous countries outside the United States carry substantial managerial, operational, legal, and political uncertainties. These operations are subject to changes in government regulations and telecommunications standards, tariffs or taxes, and other trade barriers. In addition, the Company's agreements relating to foreign operations may be enforceable only in foreign jurisdictions so that it may be difficult for the Company to enforce its rights. The Company does not currently have any contracts that are subject to currency fluctuations in foreign markets. However, there can be no assurance that the Company will not enter into these types of contracts in the future. In addition, various agencies and departments of the U.S. Government regulate the Company's ability to pursue business opportunities outside the United States. Exports of space-related products, services, and technical information require licenses granted by the U.S. Government. The Company does not currently have blanket authorization for export of its products or services and cannot assure that it will be able to obtain necessary licenses or approvals on a per transaction basis.

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

     For certain of the Company's non-U.S. Government contracts, the Company often has terms in its contracts under which the customer can enforce performance of the Company or seek damages in case the Company does not perform as agreed to in the contract. Contracts may require the Company to post a performance bond, establish an irrevocable letter of credit, or agree to pay liquidated damages in the event of late delivery. In addition, although a significant portion of the Company's revenues are generated from the sale of its services and products in commercial markets, the Company cannot assure that it will continue to compete successfully in these markets. Many of the Company's commercial contracts are for a fixed price. This subjects the Company to substantial risks relating to unexpected cost increases and other factors outside of its control. In addition, the Company may fail to anticipate technical problems, estimate costs accurately, or control costs during performance of a fixed-price contract.


Backlog

     The Company's estimated backlog is as follows:

                                                 Sept. 30, 2000       Sept. 30, 1999       Sept. 30, 1998
                                                 --------------       --------------       --------------
          Outstanding Commitments (1)               $27,578,292          $34,932,792          $19,727,612
          General Commitments (2)                    13,405,022           14,633,439           25,212,281
                                                     ----------           ----------           ----------
               Total                                $40,983,314          $49,566,231          $44,939,893
                                                    ===========          ===========          ===========

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

     General commitments consist of contract options and sole source business that management believes likely to be exercised or awarded in connection with existing contracts. Contract options are the Company's contractual agreement to perform specifically defined services only in the event the customer thereafter requests the Company to do so. Sole source business refers to contract work which the Company reasonably expects to be awarded based on its unique expertise in a specific area or because it has previously done all such work in that area for the customer or prime contractor who will award the contract. The Company estimates that 60% of backlog as of September 30, 2000 will be completed during fiscal year 2001. Estimated backlog includes contract options through December 31, 2004, including general commitments.

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

Competition

     The Company experiences significant competition in all of the areas in which it does business. The Company believes it is one of four companies in the United States that derive the major portion of their revenue from the development of satellite ground systems. The Company competes with numerous companies having similar capabilities, some of which are larger and have considerably greater financial resources, including Lockheed Martin Corporation, Boeing Satellite Systems, Loral Space & Communications Ltd., Raytheon Company, Orbital Sciences Corporation, Honeywell International Inc. (formerly AlliedSignal), Computer Sciences Corporation, Alcatel Espace, and Astrium. Many of these competitors are significantly larger and have greater financial resources than the Company. In addition, some of these competitors are divisions or subsidiaries of large, diversified companies that have access to the financial resources of their parent companies. As a result, some of our competitors are also current or potential customers. In addition, several smaller companies have specialized capabilities in similar areas. In general, the markets in which the Company competes are not dominated by a single company; instead, a large number of companies offer services that overlap and are competitive with those offered by the Company. There can be no assurance that the Company will be able to compete successfully.

     Because its command and control business is specialized and the Company is a leader in COTS software products, the market for this business is somewhat less competitive. In the command and control software market, the Company competes against other companies in the space industry. The Company's products also face competition from certain government off-the-shelf, or "GOTS", products for satellite command and control. In its other business areas, ground equipment and systems integration, the Company competes against systems integrators and product manufacturers.

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

Proprietary Rights

     The Company regards its products as proprietary trade secrets and confidential information. The Company has made the strategic decision after discussion with intellectual property counsel not to seek patent protection for its software, hardware, or systems. None of the Company's software, hardware, or systems is patented. The Company relies on a combination of common law copyright and trade secret laws, third party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software, hardware and systems. The Company has begun the process of registering many of its trademarks and the copyrights with respect to new versions of its software as they are developed. There can be no assurance, however, that in spite of these precautions, an unauthorized third party will not obtain and use information that the Company considers proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. Moreover, the Company does not have non-competition agreements with any of its employees or confidentiality agreements with any of its employees hired before mid-December, 2000. There can be no assurance that the mechanisms used by the Company to protect its software will be adequate or that the Company's competitors will not independently develop software products that are substantially equivalent or superior to the Company's products. The Company believes that it has all necessary rights to market its products, although there can be no assurance third parties will not assert infringement claims in the future.

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

     As of November 2, 2000, the Company employed approximately 228 employees of whom 219 are full-time employees and of whom 182 are considered professionals in engineering related disciplines. Of the engineering professionals, 86% have undergraduate degrees in a scientific discipline and 36% of those have advanced degrees in a scientific discipline. Approximately 81% of the engineering staff have at least seven years experience.

     The Company believes that its relations with its employees are good. None of the Company's employees are covered by collective bargaining agreements.

     There is significant competition for employees with the computer, engineering and information technology skills required to perform the services the Company offers. In addition, the Company must often comply with provisions in government contracts which require specified levels of education, work experience, and security clearances for our employees. The Company cannot assure that it will be successful in attracting or retaining a sufficient number of highly skilled and qualified employees in the future. The Company's success will depend in part upon the Company's ability to attract, retain, train and motivate highly skilled employees.


Research and Development

     The Company is continually engaged in research and development activities both to improve its existing software products as well as probe additional product areas for the future growth and development of the Company. Currently, the Company is focusing its research and development efforts primarily on developing and improving the user interface systems for its COTS software products. In fiscal years 2000, 1999 and 1998, total capitalized software development expenditures were $2,132,589, $1,180,643 and $693,309, respectively.

Environment

     No material effects on the Company's expenditures, earnings, or competitive position are anticipated as a result of compliance with federal, state, and local provisions which have been enacted or adopted regulating the discharge of material into the environment, or otherwise related to the protection of the environment.

Financing

     The Company has a line of credit agreement with a local bank for $9,000,000 for operating purposes and has an additional line of credit with the bank amounting to $6,000,000, which can be used for corporate acquisitions. The lines of credit are secured by the Company's billed and unbilled accounts receivable and have certain financial covenants, including minimum net worth and liquidity ratios. The lines expire February 28, 2002. The Company also has a line of credit with another bank for $425,000. This line expires on August 2, 2001. At September 30, 2000, 1999, and 1998, the Company had no amounts outstanding under the lines of credit.

     The Company has access to a $2.0 million equipment lease line of credit under which it had $714,000, $1,315,000, and $1,150,000 outstanding as of September 30, 2000, 1999, and 1998, respectively. The outstanding balance is payable over a 36 month period and bears interest at a rate of 8.8% per annum.

     See Footnote Numbers 6 and 8 of the notes to the Financial Statements included elsewhere herein for further information regarding these matters.


Financial Information in Industry Segments

     During the year ended September 30, 2000, the Company's operations included one reportable segment: satellite ground systems.

     The Company provides satellite ground systems - computer systems for satellite command and control, data processing, signal monitoring simulation, and flight software validation. Customers for these systems include U.S. Government organizations such as NASA, NOAA, and the U.S. Air Force, as well as commercial satellite operators, both domestic and foreign.

See Footnote Number 1 of the notes to the Financial Statements included elsewhere herein for financial information regarding this segment.

ITEM 2. PROPERTIES

     The Company's headquarters occupy approximately 46,700 square feet at 5000 Philadelphia Way, Lanham, Maryland 20706. The headquarters' lease expires May 31, 2009, and the annual lease cost for this lease is approximately $471,670, excluding operating expenses of approximately $81,725. During April 1999, the Company contracted for 24,224 square feet at 5200 Philadelphia Way, Lanham, Maryland 20706. This lease expires May 31, 2009 and has an annual lease cost of $244,662, excluding operating expenses of approximately $47,237.

     In addition, the Company's subsidiary SAT Corporation occupies approximately 9,940 square feet at 1151 Sonora Court, Sunnyvale, California 94086. The lease expires June 30, 2001 and has an annual lease cost of $274,344, excluding its prorata share of operating charges, property taxes, and property insurance.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended September 30, 2000.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the high and low prices of the Common Stock as reported by The NASDAQ National Market, where the Common Stock trades under the Symbol "ISYS." The prices reported have been adjusted to give retroactive effect to changes resulting from stock dividends and stock splits.

               2000 Fiscal Year                    High            Low
               ----------------                    ----            ---
               First Quarter                      45.25           23.25
               Second Quarter                     56.00           33.00
               Third Quarter                      45.00           13.00
               Fourth Quarter                     19.00           13.50

               1999 Fiscal Year                    High            Low
               ----------------                    ----            ---
               First Quarter                      29.88           13.00
               Second Quarter                     20.38           11.50
               Third Quarter                      24.94           17.56
               Fourth Quarter                     29.00           20.88

     As of September 30, 2000, there were approximately 3,441 holders of record of the Company's Common Stock.

     Historically, the Company has not paid any cash dividends. Instead, the Company intends to invest earnings in the operations, development and growth of its business. The payment of future dividends on the Common Stock and the rate of such dividends, if any, will be determined in light of any applicable contractual restrictions limiting the Company's ability to pay dividends, the Company's earnings, financial condition, capital requirements and other factors deemed relevant by the Board of Directors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents summary consolidated financial data of the Company for the years ended September 30, 2000, 1999, 1998, 1997 and 1996. The financial data for the years ended September 30, 1998, 1999 and 2000 has been derived from the financial statements of the Company which have been audited by Rubino & McGeehin, Chartered, independent public accountants, as set forth in the financial statements and notes thereto presented elsewhere herein. The consolidated financial statements of the Company presented herein have been restated for all periods prior to the acquisition of SAT to include the combined financial results of the Company and SAT. Net sales, income before discontinued operations and net income for the individual companies reported prior to the acquisition are set forth in Footnote Number 2 to the Financial Statements included elsewhere herein. The unaudited historical financial data for the fiscal years ended 1996 and 1997 has been derived from the Company's audited financial statements, which have been then restated to include SAT Corporation. For fiscal year 1996, SAT Corporation's financial information for its fiscal year ended March 31, 1997 has been incorporated with Integral Systems' audited financial data. In the opinion of the Company's management, the unaudited financial statements represent a fair presentation of such information. The following information should be read in conjunction with the Company's financial statements and notes thereto presented elsewhere herein. See "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                        Years Ended September 30,
                                                            -----------------------------------------------
                                                          1996        1997        1998         1999       2000
                                                        --------    --------    --------     --------   --------
                                                      (unaudited) (unaudited)
                                                                (in thousands, except for per share data)
Statement of Operations Data:
Revenue                                                 $14,811     $23,653     $31,012      $42,937    $40,455
Gross margin                                              5,037       6,075       8,675       12,001     11,869
Income from operations                                    1,227       1,803       3,024        4,723      2,919
Net income                                              $   882     $ 1,188     $ 2,024        3,200    $ 4,177
Net income per common and equivalent
   share--basic                                         $  0.14     $  0.19     $  0.31      $  0.46    $  0.47
Net income per common and equivalent
   share--diluted                                       $  0.14     $  0.18     $  0.29      $  0.43    $  0.45
Weighted average common and equivalent
   shares outstanding--basic                              6,338       6,368       6,443        6,969      8,829
Weighted average common and equivalent
   shares outstanding--diluted                            6,478       6,558       6,883        7,423      9,284

Balance Sheet Data:
Cash and cash equivalents                               $ 1,370     $ 2,335     $ 4,589      $ 9,267    $17,558
Working capital                                           4,257       5,334       8,239       30,748     76,519
Total assets                                              8,080      14,438      19,166       45,280     88,911
Long-term obligations, net of current                         0           0         748          714        260
Stockholders' equity                                      5,959       7,369       9,981       34,152     81,698


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

     The Company has developed innovative software products that reduce the cost and minimize the development risk associated with traditional custom-built systems. The Company believes that it was the first to offer a comprehensive COTS software product line for command and control. As a systems integrator, the Company leverages these products to provide turnkey satellite control facilities that can operate multiple satellites from any manufacturer. These systems offer significant cost savings for customers that have traditionally purchased a separate custom control center for each of their satellites.

     The consolidated financial statements of the Company presented herein have been restated for all periods prior to the acquisition of SAT to include the combined financial results of the Company and SAT. Net sales, income before discontinued operations, and net income for the individual companies reported prior to the acquisition are set forth in Footnote Number 2 to the Financial Statements included elsewhere herein.

Results of Operations

      The Company's results of operations have been restated to include the operations of SAT Corporation for the years ended September 30, 2000, 1999, and 1998. The components of the Company's income statement as a percentage of revenue are depicted in the following table for the fiscal years ended September 30, 2000, 1999 and 1998:

                              Fiscal Year     Fiscal Year    Fiscal Year    Fiscal Year    Fiscal Year    Fiscal Year
                                 2000            2000           1999           1999           1998           1998
                                 ----            ----           ----           ----           ----           ----
                            (in thousands)       % of      (in thousands)      % of      (in thousands)      % of
                                                Revenue                       Revenue                       Revenue
Revenue                            $40,455         100.0         $42,937         100.0        $31,012          100.0
Cost of revenue                     28,586          70.7          30,936          72.0         22,337           72.0
                                    ------          ----          ------          ----         ------          -----

Gross margin                        11,869          29.3          12,001          28.0          8,675           28.0
SG&A                                 7,555          18.7           6,618          15.4          4,613           14.9
Acquisition Costs                      445           1.1               0             0              0              0
Product Amortization                   950           2.3             660           1.6            660            2.1
Offering Expenses                        0             0               0             0            378            1.2
                                    ------          ----          ------         -----         ------          -----

Income from operations               2,919           7.2           4,723          11.0          3,024            9.8
Other income (exp.) net              1,976           4.9             143            .3           -212            -.7
                                    ------          ----          ------         -----         ------          -----

Income before taxes                  4,895          12.1           4,866          11.3          2,812            9.1
Income taxes                         1,182           2.9           1,882           4.4          1,085            3.5
                                    ------          ----          ------         -----         ------          -----
Income from continuing
    Operations                       3,713           9.2           2,984           6.9          1,727            5.6

Income from
    Discontinued Segment
    (net of tax)                       129            .3             216            .5            297            1.0

Gain on sale of
Discontinued
    Segment (net of tax)               335            .8               0             0              0              0
                                    ------          ----          ------         -----         ------          -----

Net Income                         $ 4,177          10.3         $ 3,200           7.4        $ 2,024            6.6
                                    ======          ====          ======         =====         ======          =====

Revenue

      The Company earns revenue from sales of its products and services through contracts that are funded by the U.S. Government, both as a prime contractor or a subcontractor, as well as commercial and international organizations

      Internally, the Company classifies revenues in two separate categories on the basis of the contracts' procurement and development requirements: (i) contracts which require compliance with Government procurement and development standards ("Government Services") are classified as government revenue, and (ii) contracts conducted according to commercial practices ("Commercial Products and Services") are classified as commercial revenue, regardless of whether the end customer is a commercial or government entity. Sales of the Company's COTS products are classified as Commercial Products and Services revenue.

      For the fiscal years ended September 30, 2000, 1999, and 1998, the Company's revenues were generated from the following sources:

                                               Fiscal Year      Fiscal Year       Fiscal Year
     Revenue Type                                 2000              1999              1998
     ------------                                 ----              ----              ----
     Commercial Products & Services
     Commercial Users                               46%               40%               41%
     U.S. Government Users                           2                 3                 7
                                                  ----             -----             -----
          Subtotal                                  48                43                48
                                                  ----             -----             -----

     Government Services
     NOAA                                           41                43                39
     NASA                                            6                10                 5
     Other U.S. Government Users                     5                 4                 8
                                                  ----             -----             -----
          Subtotal                                  52                57                52
                                                  ----             -----             -----
               Total                               100%              100%              100%
                                                  ====             =====             =====

     Based on the Company's revenue categorization system, the Company classified 48%, 43%, and 48% of its revenue as Commercial Products and Services revenue with the remaining 52%, 57%, and 52% classified as Government Services revenue for fiscal years ended September 30, 2000, 1999, and 1998, respectively. By way of comparison, if the revenues were classified strictly according to end-user (independent of the Company's internal revenue categorization system), the U.S. Government would account for 54%, 60%, and 59% of the total revenues for fiscal years 2000, 1999, and 1998 respectively.

Cost of Revenue/Gross Margin

     The Company computes gross margin by subtracting cost of revenue from revenue. Included in cost of revenue are direct labor expenses, overhead charges associated with the Company's direct labor base and other costs that can be directly related to specific contract cost objectives, such as travel, consultants, equipment, subcontracts, and other direct costs.

     Gross margins on contract revenues vary depending on the type of product or service provided. Generally, license revenues related to the sale of the Company's COTS products have the greatest gross margins because of the minimal associated marginal costs to produce. By contrast, gross margins rates for equipment and subcontract pass-throughs seldom exceed 15%. Engineering service gross margins typically range between 20% and 35%.

Fiscal Year 2000 Compared to Fiscal Year 1999

     On a consolidated basis, revenue decreased 5.8%, or $2.5 million, to $40.5 million for fiscal year 2000 from $42.9 million for fiscal year 1999. The decrease in revenue in fiscal year 2000 from fiscal year 1999 was principally due to a decrease in the Company's equipment and subcontract revenue (approximately $5.1 million). During fiscal year 2000, the Company continued to make progress in selling its EPOCH based ground systems to commercial clients while also making in-roads selling EPOCH based systems to governmental clients, especially NOAA, as U.S. Government customers increased their purchases of the Company's EPOCH product line and related services for both command and control applications and for I&T services.

     During fiscal year 2000, cost of revenue decreased to $28.6 million from $30.9 million in fiscal year 1999. The decrease in fiscal year 2000 was primarily due to a decrease in direct equipment and subcontract costs which dropped $4.2 million between fiscal year 2000 and fiscal year 1999. Cost of revenue expressed as a percentage of revenues declined to 70.7% for fiscal year 2000 from 72.0% for fiscal year 1999.

     The Company's gross margin decreased 1.3%, or $100,000, to $11.9 million for fiscal year 2000 from $12.0 million for fiscal year 1999. The decrease was principally due to margin decreases in the Company's equipment pass through component. The gross margin decline for pass through revenue resulted from the shipment of $5.1 million less pass through revenue in fiscal year 2000 compared to fiscal year 1999. The service revenue margin would have been higher were it not for a one time unanticipated contract overrun that negatively impacted margins by almost $300,000 recorded during the fourth quarter of the current year. Despite the decline in gross margin dollars, gross margin as a percentage of revenue increased to 29.3% during fiscal year 2000 compared to 28.0% for fiscal year 1999.

     Selling, General & Administrative expenses (SG&A) increased to approximately $7.6 million in fiscal year 2000 from $6.6 million in fiscal year 1999. The change was primarily due to increases in the Company's selling and marketing infrastructure costs combined with increased bid and proposal expenses. As a percentage of revenue, SG&A accounted for 18.7% of revenue in fiscal year 2000 compared to 15.4% in 1999. Product amortization was $950,000 in fiscal year 2000 and $660,000 in fiscal year 1999. In addition, the Company recorded one time acquisition costs amounting to approximately $440,000 in fiscal year 2000, principally related to the acquisition of SAT Corporation and a previously reported unsuccessful acquisition attempt of an unrelated entity.

     Income from continuing operations decreased 38.2% to $2.9 million for fiscal year 2000 from $4.7 million for fiscal year 1999. As a percentage of revenue, income from continuing operations was 7.2% for fiscal year 2000 down from 11.0% in fiscal year 1999. This decrease was principally the result of an increased percentage of operating expenses (i.e. SG&A, amortization and acquisition costs) against revenue in the current year.

     During fiscal year 2000, the Company recorded $2.3 million of interest income, which was principally derived from cash invested from the Company's two private placement equity infusions that occurred in June 1999 and February 2000. Since a significant portion of such investment was related to tax-free debt securities, the Company's effective tax rate was only 24.2% for fiscal year 2000 compared to 38.6% for fiscal year 1999.

Fiscal Year 1999 Compared to Fiscal Year 1998

     On a consolidated basis, revenue increased 38.5%, or $11.9 million, to $42.9 million for fiscal year 1999 from $31.0 million for fiscal year 1998. The increase was principally due to increases in both the Company's Government Services revenues and the Company's Commercial Products and Services revenues.

     During fiscal year 1999, cost of revenue increased to $30.9 million from $22.3 million in fiscal year 1998 due primarily to increases in direct labor and related overhead costs necessary to staff the Company's new contracts and revenue growth. Cost of equipment and subcontracts also increased $3.2 million between fiscal year 1999 and fiscal year 1998. Cost of revenue expressed as a percentage of revenues was 72.0% for fiscal year 1999 and for fiscal year 1998.

     The Company's gross margin increased 38.3%, or $3.3 million, to $12.0 million for fiscal year 1999 from $8.7 million for fiscal year 1998. The increase was principally due to margin increases in virtually all of the Company's revenue components (i.e. licenses, engineering services, and pass-throughs) that occurred as a result of several factors, including an increase in revenue from high margin license sales, which nearly doubled between fiscal year 1998 and fiscal year 1999. Gross margin as a percentage of revenue was 28.0% during fiscal year 1999 and fiscal year 1998.

     SG&A increased to approximately $6.6 million in fiscal year 1999 from $4.6 million in fiscal year 1998. The change was primarily due to increases in the Company's selling and marketing infrastructure costs combined with increased bid and proposal expenses. As a percentage of revenue, SG&A accounted for 15.4% of revenue in fiscal year 1999 compared to 14.9% in the preceding fiscal year. Product amortization was $660,000 for both fiscal years 1999 and 1998.

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

     Income from operations increased 56.2% to $4.7 million for fiscal year 1999 from $3.0 million for fiscal year 1998 primarily due to increases in gross margin dollars described above. As a percentage of revenue, income from operations increased to 11.0% for fiscal year 1999 from 9.8% for the prior fiscal year. This increase was principally the result of a lower percentage of product amortization as a function of revenue. Further, fiscal year 1998 offering expenses ($380,000) did not recur in fiscal year 1999.

     The Company's effective tax rate was 38.6% for both fiscal years 1999 and 1998.

Discontinued Operations

     On July 5, 2000, the Company announced its plan to divest its wholly owned subsidiary Integral Marketing, Inc. Integral Marketing earned commission revenue by representing a number of electronic product manufacturers in Maryland, Virginia and the District of Columbia, principally in space-related markets. The sale of Integral Marketing was effective July 1, 2000 and closed on August 31, 2000 (see Footnote Number 2 of Notes to the Consolidated Financial Statements). As a result of this sale, the results of operations for Integral Marketing have been reported as discontinued operations (the "Discontinued Operations") and previously reported financial statements have been restated.

     Income from Discontinued Operations decreased $87,000 to $130,000 for fiscal year 2000 from $217,000 for fiscal year 1999 and $297,000 in fiscal year 1998. The decrease was principally due to decreased commission revenue.


Acquisition of SAT Corporation

     In August 2000, the Company entered into an agreement and plan of reorganization, by and among the Company, SAT Corporation, ISI Acquisition Corporation and Herbert Pardula, the sole shareholder of SAT Corporation. The reorganization agreement provided for the acquisition of SAT by the Company. Pursuant to the terms of the reorganization agreement, ISI was merged with and into SAT, with SAT as the surviving entity. At the time of the merger, SAT became a wholly owned subsidiary of the Company. Pursuant to the reorganization agreement, the purchase price paid to the sole shareholder of SAT by the Company in connection with the acquisition of SAT consisted of 650,000 shares of the Company's common stock, par value $.01 per share. The acquisition was accounted for as a pooling of interests. All prior period consolidated financial statements presented herein have been restated to include the results of operations, financial position and cash flows of the Company and SAT as a single entity. Certain reclassifications were made to the SAT financial statements to conform to the Company's presentations.


                                    OUTLOOK
                                    -------

     This outlook section contains forward-looking statements, all of which are based on current expectations. There is no assurance that the Company's projections will in fact be achieved and these projections do not reflect any acquisitions or divestitures which may occur in the future. Reference should be made to the various important factors listed under the heading "Forward Looking Statements" and elsewhere herein that could cause actual future results to differ materially.

     At this time, the Company has a backlog of work to be performed and it may receive additional contract awards based on proposals in the pipeline. Management believes that operating results for future periods will improve based on the following assumptions:

     . Demand for satellite technology and related products and services will continue to expand; and
     . Sales of its software products and engineering services will continue to increase.

     Currently, the Company is estimating the results for the quarter ending December 31, 2000 to be comparable to the fourth quarter fiscal year 2000 results, not considering the effect of discontinued operations and the one time events described above. Looking forward to fiscal year 2001 in its entirety, the Company is anticipating growth in revenue, operating income, net income, and fully diluted earnings per share (excluding discontinued operations and the non-recurring items), of 10%, 30%, 30%, and 20% respectively.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     Since the Company's inception in 1982, it has been profitable on an annual basis and has generally financed its working capital needs through internally generated funds, supplemented by borrowings under the Company's general line of credit facility with a commercial bank and the proceeds from the Company's initial public offering in 1988. In June 1999, the Company supplemented its working capital position by raising approximately $19.7 million (net) through the private placement of approximately 1.2 million shares of its common stock. In February 2000, the Company raised an additional $40.9 million (net) for use in connection with potential acquisitions and other general corporate purposes through the private placement of 1.4 million additional shares of it common stock.

     For fiscal year 2000, the Company generated approximately $3.1 million of cash from operating activities, and used approximately $35.2 million for investing activities, $31.8 million of which was used to purchase short term, tax-exempt marketable securities. Further, the Company invested approximately $2.1 million for newly capitalized software development costs. During fiscal year 2000, the Company also purchased approximately $1.2 million of fixed assets (principally new computers and equipment).

     During fiscal year 2000, the Company had access to a general line of credit facility through which it could borrow up to $9.0 million for operating purposes and an additional line of credit with the bank amounting to $6.0 million, which can be used for corporate acquisitions. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITA). The lines of credit are secured by the Company's billed and unbilled accounts receivable and have certain financial covenants, including minimum net worth and liquidity ratios. The lines expire February 28, 2002. The Company also has a line of credit with another bank for $425,000. This line expires on August 2, 2001. At September 30, 2000, 1999 and 1998, the Company had no amounts outstanding under the lines of credit.

     The Company's general line of credit facility prohibits the declaration or payment of dividends by the Company until all of its obligations under the facility are paid in full or performed.

     The Company also has access to a $2.0 million equipment lease line of credit under which it had $714,000, $1,315,000, and $1,150,000 outstanding as of September 30, 2000, 1999, and 1998, respectively. The outstanding balance is payable over a 36 month period and bears interest at a rate of 8.8% per annum.

     The Company currently anticipates that its current cash balances, amounts available under its lease line of credit and a new line of credit and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. The Company believes that inflation did not have a material impact on the Company's revenues or income from operations in fiscal years 2000, 1999 and 1998 to date.


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

     The Company may realize exposure and risk if our suppliers or customers are not "year 2000 compliant". The potential areas of exposure include electronic data exchange systems operated by third parties with whom the Company transacts business and products purchased from third parties, such as computers, software, telephone systems and other equipment used internally.

     Although the rollover from December 31, 1999 to January 1, 2000 has occurred, the Company still faces risks to the extent that its suppliers of products, services, and systems or the suppliers of others with whom the Company transacts business cannot provide the Company with products, components, services, or systems that meet year 2000 requirements. In the event that any such third parties cannot provide the Company with products, services, or systems that meet the year 2000 requirements, the Company's business could be harmed.

                          FORWARD LOOKING STATEMENTS
                          --------------------------

     Certain of the statements contained in the Business section, in other parts of this 10-K, and in this section, including those under the headings "Outlook" and "Liquidity and Capital Resources," are forward looking. In addition, from time to time, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "continue", or other similar words, including statements as to the intent, belief, or current expectations of the Company and its directors, officers, and management with respect to the Company's future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. While the Company believes that these statements are and will be accurate, a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's statements. The Company's business is dependent upon general economic conditions and upon various conditions specific to its industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may effect the Company's business, in addition to those described elsewhere herein, include the following:

       . A significant portion of the Company's revenue is derived from contracts or subcontracts funded by the U.S. Government , which are subject to termination without cause, government regulations and audits, competitive bidding, and the budget and funding process of the U.S. Government.

       . The presence of competitors with greater financial resources and their strategic response to the Company's new services.

       . The potential obsolescence of the Company's services due to the introduction of new technologies.

       . The response of customers to the Company's marketing strategies and services.

       . The Company's commercial contracts are subject to strict performance and other requirements.

       . The intense competition in the satellite ground system industry could harm our financial performance.

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


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                            INTEGRAL SYSTEMS, INC.
                               AND SUBSIDIARIES

                                ______________

                       CONSOLIDATED FINANCIAL STATEMENTS
                Years Ended September 30, 2000, 1999, and 1998
                                      AND
                         INDEPENDENT AUDITORS' REPORT

Item 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE

     None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Name                               Position with the Company
         ----                               -------------------------
         Steven R. Chamberlain              Chairman of the Board,
                                            Chief Executive Officer and Director
         Thomas L. Gough                    President, Chief Operating Officer, and Director
         Elaine M. Parfitt                  Vice President, Chief Financial Officer, Secretary and Treasurer
         Patrick R. Woods                   Vice President, Government Programs
         Peter J. Gaffney                   Vice President, Commercial Products
         Bonnie K. Wachtel                  Outside Director
         Dominic A. Laiti                   Outside Director
         R. Doss McComas                    Outside Director
         John R. Murphy                     Outside Director

     Directors of the Company serve until the next annual meeting of stockholders or until successors have been duly elected and qualified. Officers of the Company serve at the discretion of the Board of Directors.

Steven R. Chamberlain, 45, a Company founder, has been Chairman of the Board since June 1992, President since May 1988, and a Director since 1982. He served as Vice President from 1982 until he became President. From 1978 to 1982, OAO Corporation ("OAO") employed Mr. Chamberlain where he progressed from Systems Analyst to Manager of the Offutt Air Force Base field support office. Mr. Chamberlain holds a B.S. degree in Physics from Memphis State University and has done graduate work in Physics and Mathematics at Memphis State and the University of Maryland.

Thomas L. Gough, 52, became a member of the Company's staff in January 1984. In March 1996, he was elected to the Board of Directors of the Company. He has served as President and Chief Operating Officer of the Company since June 1992. For three years before being named President, he served as Vice President and Chief Financial Officer. Prior to joining the Company, he was employed by Business and Technological Systems, Inc., where he managed the Software Systems Division. From 1972 to 1977, he was employed by Computer Sciences Corporation, where he progressed from Programmer Analyst to Section Manager. Mr. Gough earned a B.S. degree from the University of Maryland with a major in Information Systems Management in the School of Business and Public Administration.

Elaine M. Parfitt, 37, joined the Company in 1983. She served as Staff Accountant/Personnel Administrator until January 1995, when she was promoted to Controller/Director of Accounting. In March 1997, Ms. Parfitt was appointed Vice President and Chief Financial Officer. In February 2000, she was appointed Secretary and Treasurer. She holds a B.S. degree in Accounting from the University of Maryland and is a CPA.

Patrick R. Woods, 45, joined the Company in 1995, and has been Vice President, Government Programs since May 1998. From 1996 to April 1998, Mr. Woods served as Vice President, NOAA Programs. From 1994 to 1995, he worked for Space Systems/Loral (SS/L), and from 1985 to 1994, he worked for the Lockheed Martin Corporation (formerly Loral Aerospace). Mr. Woods served as the Director of Mission Operations for both SS/L and the AeroSys Division of Loral Aerospace. While at Loral Aerospace, Mr. Woods received the NASA Public Service Group Achievement Award from NASA Administrator Admiral Richard Truly for his management of the Hubble Space Telescope control center development and launch support. Mr. Woods holds a B.S. in Public Administration and a M.P.A. in Public Management from Indiana University.

Peter J. Gaffney, 41, joined the Company in 1986. In February 2000, Mr. Gaffney was appointed Vice President, Commercial Products. From May 1999 until February 2000, Mr. Gaffney served as Vice President, Commercial Division. From 1986 to 1992, he worked on simulators for the Company's DMSP and Tiros programs. In 1992, he became a project manager for EPOCH 2000 ground systems programs, which included the Command and Range Generator project for GE Americom, the Loral Skynet Telstar 3, 4, and 5 ground systems, and the Echostar 1, 2, 3, and 4 ground systems. Prior to joining Integral Systems, Mr. Gaffney was a design engineer for the General Electic Co., where he worked on the DSCS, Milstar, Landsat, and Spot satellite programs. Mr. Gaffney graduated from the University of Maryland in 1981 with a BS in Electrical Engineering.

Bonnie K. Wachtel, 45, has served as an outside director since May 1988. Since 1984, she has been Vice President, General Counsel, and a Director of Wachtel & Co., Inc., an investment-banking firm in Washington, DC. Ms. Wachtel serves as a Director of several corporations, including VSE Corporation and Information Analysis, Inc. She holds a B.A. and M.B.A. from the University of Chicago and a J.D. from the University of Virginia, and is a Certified Financial Analyst.

Dominic A. Laiti, 69, has served as an outside director of the Company since July 1995. Mr. Laiti is presently employed as an independent consultant and was President and Director of Globalink, Inc. from January 1990 to December 1994. He has over 26 years of experience in starting, building, and managing high-technology private and public companies with annual revenues from $2 million to over $120 million. Mr. Laiti was President of Hadron, Inc. from 1979 to 1989; Vice President of Xonics, Inc. from 1972 to 1979; and Vice President of KMS Industries from 1968 to 1972. He is a Director of Energy Recovery, Inc. and former Director of United Press International, Saturn Chemicals Company, Hadron, Inc., Telecommunications Industries, Inc., MAXXAM Technology, Inc., and Jupiter Technology, Inc.

R. Doss McComas, 46, joined the Board as an outside director in July 1995. He is President of e-Community Calendar Inc. a supplier of sponsor/advertising supported community information and a manufacturer and integrator of internet, cellular, and wireless local loop systems. Previously, he was Chairman of Plexsys International, President of Fortel Technologies, Inc., and held positions with COMSAT RSI and Radation Systems, Inc., including Group Vice President, Vice President of Acquisitions, Strategic Planning and International Marketing, and General Counsel. He holds a B.A. degree from Virginia Polytechnic Institute; an M.B.A. from Mt. Saint Mary's; and a J.D. from Gonzaga University.

John R. (Reg) Murphy, 66, was elected to the Board as an outside director in February 2000. He is Vice Chairman of the National Geographic Society based in Washington, DC. He was President and CEO of the Society from 1995 to 1998. Prior to National Geographic, he was the publisher and CEO of the Baltimore Sun and a member of the Times Mirror Management Committee. Mr. Murphy has also been the Editor of the Atlanta Constitution and Editor and Publisher of the San Francisco Examiner. He is a past President of the United States Golf Association and Chairman of its Centennial Celebration Committee. Mr. Murphy is Chairman of the Board of Provant, Inc., and serves on the Board of Directors of The Omnicom Group, MSD&T Funds, Arbos Inc., Saxotech, and e-Motion, Inc. He is also President of Caves Valley Golf Club in Baltimore, Maryland and a Trustee of Mercer and Brenau Universities.


            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
            -------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission and Nasdaq. Based on a review of the copies of such reports, the Company believes that during the fiscal year ending September 30, 2000 its executive officers, directors and greater than ten percent stockholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act, with the following exceptions: John R. Murphy, a director of the Company, inadvertently filed late a Form 3; Steve Chamberlain, an executive officer and director of the Company, inadvertently filed late a Form 4 for December 1999, reporting one transaction.

ITEM 11. EXECUTIVE COMPENSATION

a.   Summary Compensation Table
     --------------------------

     The following table sets forth compensation received by the Company's CEO and four highest paid executive officers who were serving as executive officers of the Company at the end of fiscal year 2000 and who earned over

$100,000 during the fiscal year ended September 30, 2000 and one additional individual who would have otherwise been included herein but for the fact that he was not an executive officer of the Company at the end of fiscal year 2000:

                                        Annual Compensation                    Long-Term Compensation
                                        -------------------                    ----------------------
                                                                            Awards              Payouts
                                                                            ------              -------
   Name and Principal                                                       Shares              All Other
        Position                    Year     Salary         Bonus     Underlying Options     Compensation (1)
        --------                    ----     ------         -----     ------------------     ----------------
Chief Executive Officer
Steven. R. Chamberlain              2000    $214,303       $25,000          12,000                $19,061
                                    1999    $187,862       $65,000          20,000                $19,066
                                    1998    $140,120       $30,000               0                $13,847

Chief Operating Officer/Pres.
Thomas L. Gough                     2000    $180,648       $20,000          14,000                $18,781
                                    1999    $167,545       $35,000               0                $16,885
                                    1998    $125,251       $20,000               0                $12,357

Vice Pres., Government Programs
Patrick R. Woods                    2000    $152,510       $10,000           2,000                $16,800
                                    1999    $156,119       $30,000          12,000                $16,799
                                    1998    $117,284       $15,000               0                $12,382

Former Executive Vice Pres., Business Development
Steven A. Carchedi (2)              2000    $148,693       $     0               0                $ 9,015
                                    1999    $162,476       $35,000          12,000                $16,092
                                    1998    $122,432       $20,000               0                $11,092

Vice Pres., Commercial Products
Peter J. Gaffney                    2000    $132,423       $15,000           7,000                $12,918
                                    1999    $107,520       $12,000          23,000                $ 9,854
                                    1998    $ 91,802       $10,000               0                $ 8,886

Vice Pres., Chief Financial Officer
Elaine M. Parfitt                   2000    $132,169       $15,000           6,000                $13,300
                                    1999    $106,506       $30,000          10,000                $ 9,575
                                    1998    $ 74,134       $10,000               0                $ 6,830

     (1) All Other Compensation represents employer pension contributions. It does not include the value of insurance premiums paid by or on behalf of the Company with respect to term life insurance for the benefit of each identified individual in the amounts of $745, $594 and $584 for fiscal years 2000, 1999 and 1998 respectively.
     (2) Mr. Carchedi resigned as an officer and director of the Company on June 30, 2000.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

------------------------------------------------------------------------------------------------------------------------------
                                                 Individual Grants
------------------------------------------------------------------------------------------------------------------------------
                                                            Percent of Total
                                           Number of          Options/SARs
                                            Options/           Granted to                                          Grant Date
                                              SARs            Employees in        Exercise/Base      Expiration     Present
                 Name                       Granted           Fiscal Year           Price($)            Date        Value(1)
------------------------------------------------------------------------------------------------------------------------------
CEO
Steven R. Chamberlain                        12,000                5%                $18.00             2006         $64,080

CHIEF OPERATING OFFICER/PRESIDENT
Thomas L. Gough                              14,000                6%                $18.00             2006         $74,760

VP GOVERNMENT PROGRAMS
Patrick R. Woods                             2,000                 1%                $18.00             2006         $10,680

VP COMMERCIAL PRODUCTS
Peter G. Gaffney                             7,000                 3%                $18.00             2006         $37,380

VP/CHIEF FINANCIAL OFFICER
Elaine M. Parfitt                            6,000                 3%                $18.00             2006         $32,040

(1) Grant date present value is calculated on the date of the grant using the Black Scholes option pricing model assuming the following: no dividend yield, risk free interest rate of 6%, expected volatility of 40%, and an expected term of the option of four years. This value is then multiplied by the number of options granted.

b.   Compensation Pursuant to Plans
     ------------------------------

     The Company's Board of Directors awards annual bonuses to officers and employees on a discretionary basis. Currently, no formal plan exists for determining bonus amounts.

     Effective October 1, 1987, the Company established a 401(K) pension and profit sharing plan ("the Plan") under Section 401 of the Internal Revenue Code ("the Code"). Under the Plan the Company contributes annually an amount equal to 5% of an eligible employee's salary, and may make additional contributions of up to 7.0% of an eligible employee's salary. The employee may contribute up to an additional 10% as salary deferral. In fiscal years 2000, 1999, and 1998, the Company contributed a total of 11% of eligible employees' salaries to the plans.

c.   Stock Option Plan
     -----------------

     Effective May 25, 1988, the Company established a stock option plan, as amended and restated in 1994 and 1998 (the "Stock Option Plan"), to create additional incentives for the Company's employees, consultants and directors to promote the financial success of the Company. The Stock Option Committee has the authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock of the Company under this plan. The maximum number of shares of Common Stock which may be issued pursuant to the Stock Option Plan was increased from 300,000 to 1,200,000 during fiscal year 1994. At the Annual Meeting of stockholders of the Company held on July 22, 1998, the stockholders approved an amendment and restatement of the Stock Option Plan which, among other changes, increased the number of shares subject to options under the Stock Option Plan from 1,200,000 to 1,800,000 shares. Options to purchase a total of 235,850 shares of Common Stock were issued and options to purchase 213,756 shares of Common Stock were exercised during fiscal year 2000. The Company has reserved for issuance an aggregate of 1,139,824 shares of Common Stock, of which options to purchase 831,200 shares are outstanding. Pursuant to the Stock Option Plan, options may be incentive stock options within the meaning of Section 422 of the Code or nonstatutory stock options, although incentive stock options may be granted only to employees.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Five of the executives named below exercised stock options during the fiscal year ended September 30, 2000.

Steven R. Chamberlain exercised 45,000 Incentive Stock Options. Thomas L. Gough exercised 6,000 Incentive Stock Options. Patrick R. Woods exercised 1,400 Incentive Stock Options. Steven A. Carchedi exercised 57,378 Incentive Stock Options. Peter G. Gaffney exercised 9,000 Incentive Stock Options.

-------------------------------------------------------------------------------------------------------------------
             (a)                       (b)               (c)                  (d)                     (e)
-------------------------------------------------------------------------------------------------------------------
                                                                           Number of
                                                                          Securities
                                                                          Underlying          Value of Unexercised
                                                                     Unexercised Options/    In-the-Money Options/
                                                                      SARS at FY end (#)      SARS at FY end ($)1

                                 Shares Acquired                         Exercisable/             Exercisable/
             Name                on Exercise (#)    Value Realized       Unexercisable           Unexercisable
-------------------------------------------------------------------------------------------------------------------
Chief Executive Officer              45,000          $1,318,895             78,700                  $959,774
Steven R. Chamberlain                                                    (exercisable)           (exercisable)
                                                                            43,300                  $195,917
                                                                        (unexercisable)         (unexercisable)
-------------------------------------------------------------------------------------------------------------------
Chief Operating Officer/Pres.         6,000          $   91,230             26,000                  $330,330
Thomas L. Gough                                                          (exercisable)           (exercisable)
                                                                            26,000                  $152,460
                                                                        (unexercisable)         (unexercisable)
-------------------------------------------------------------------------------------------------------------------
Vice President Government             1,400          $   32,480              1,000                  $   0
Programs                                                                 (exercisable)           (exercisable)
Patrick R. Woods                                                            11,600                  $   0
                                                                        (unexercisable)         (unexercisable)
-------------------------------------------------------------------------------------------------------------------
Former Executive Vice                57,378          $1,186,026                0                    $   0
President of Business                                                    (exercisable)           (exercisable)
Development                                                                    0                    $   0
Steven A. Carchedi(2)                                                   (unexercisable)         (unexercisable)
-------------------------------------------------------------------------------------------------------------------
Vice President Commercial             9,000          $  218,280             24,100                  $254,378
Products                                                                 (exercisable)           (exercisable)
Peter G. Gaffney                                                            29,900                  $ 58,703
                                                                        (unexercisable)         (unexercisable)
-------------------------------------------------------------------------------------------------------------------
Vice President, Chief                  ___               ___                 6,500                  $ 58,703
Financial Officer                                                        (exercisable)           (exercisable)
Elaine M. Parfitt                                                           15,500                  $ 19,568
                                                                        (unexercisable)         (unexercisable)
-------------------------------------------------------------------------------------------------------------------

     (1) Value for "In the Money" options represents the difference between the exercise prices of outstanding options and the fair market value of the Company's common stock of $16.625 per share at September 30, 2000.
     (2) Mr. Carchedi resigned as an officer and director of the Company on June 30, 2000.


d.   Compensation of Directors
     -------------------------

     Directors who are employees of the Company do not receive any compensation for their service as directors. The Company pays each director who is not an employee of the Company an aggregate of $10,000 per year for their services, which amount is paid in equal quarterly installments. Outside directors are also annually granted options to purchase 5,000 shares of the Company's common stock pursuant to the Stock Option Plan.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

a.   Security Ownership of Certain Beneficial Owners (as of 9/30/00)
     ---------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, par value $.01, as of September 30, 2000, by each person (other than directors and executive officers of the Company) known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock.

Name and Address of Beneficial Owner                   Amount and Nature of          Percent of
------------------------------------                   --------------------          ----------
                                                         Beneficial Owner               Class
                                                         ----------------               -----
Chartwell Capital Investors II LP                            555,556                     5.9%
One Independent Drive
Suite 3120
Jacksonville, FL 32202

Herbert Pardula                                              650,000                     6.9%
15091 Esther Drive
San Jose, CA 95124

b.   Security Ownership of Management (as of 9/30/00)
     ------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, par value $.01, as of September 30, 2000, by (i) each director and executive officer of the Company and (ii) all directors and executive officers as a group. Except as indicated in the table, the address of the below-named directors and executive officers is that of the Company's principal executive offices.

Name and Address of Beneficial Owner                   Amount and Nature of          Percent of
------------------------------------                   --------------------          ----------
                                                         Beneficial Owner               Class
                                                         ----------------               -----
Executive Officers, Directors
Steven R. Chamberlain                                           415,205 (1)              4.4%
Thomas L. Gough                                                 180,600 (2)              1.9%
Elaine M. Parfitt                                                14,900 (3)                *
Patrick Woods                                                     1,500 (4)                *
Peter J. Gaffney                                                 32,100 (5)                *
Bonnie K. Wachtel                                                52,400 (6)                *
  1101 Fourteenth Street, N.W.
  Suite 800
  Washington, D.C. 20036
R. Doss McComas                                                  16,000 (7)                *
  409 Biggs Drive
  Front Royal, VA 22630
John R. (Reg) Murphy                                              7,000 (8)                *
  Cottage 448, West 31st Street
  Sea Island, GA 31561
Dominic A. Laiti                                                  5,000 (9)                *
  12525 Knoll Brook Drive
  Clifton, VA 22024
All Directors and Executive Officers as a group
  (9 persons).                                                  724,705                  7.5%

 *   Less than one percent of the Common Stock outstanding.

(1) Includes outstanding options to purchase 78,700 shares of Common Stock which are exercisable within 60 days.
(2) Includes outstanding options to purchase 26,000 shares of Common Stock which are exercisable within 60 days.

(3) Includes outstanding options to purchase 6,500 shares of Common Stock which are exercisable within 60 days.
(4) Includes outstanding options to purchase 1,000 shares of Common Stock which are exercisable within 60 days.
(5) Includes outstanding options to purchase 24,100 shares of Common Stock which are exercisable within 60 days.
(6) Includes outstanding options to purchase 26,000 shares of Common Stock which are exercisable within 60 days.
(7) Includes outstanding options to purchase 16,000 shares of Common Stock which are exercisable within 60 days.
(8) Includes outstanding options to purchase 5,000 shares of Common Stock which are exercisable within 60 days.
(9) Includes outstanding options to purchase 5,000 shares of Common Stock which are exercisable within 60 days.

Item 13.  Certain Relationships and Related Transactions

     In August 2000, the Company entered into an agreement and plan of reorganization, by and among the Company, SAT Corporation, ISI Acquisition Corporation and Herbert Pardula, the sole shareholder of SAT Corporation. The reorganization agreement provided for the acquisition of SAT by the Company. Pursuant to the terms of the reorganization agreement, ISI was merged with and into SAT, with SAT as the surviving entity. At the time of the merger, SAT became a wholly owned subsidiary of the Company. Pursuant to the reorganization agreement, the purchase price paid to the sole shareholder of SAT by the Company in connection with the acquisition of SAT consisted of 650,000 shares of the Company's common stock, par value $.01 per share. The acquisition was accounted for as a pooling of interests. Pursuant to the foregoing agreement, Herbert Pardula became a beneficial owner of greater than 5% of the Company's Common Stock.

                                    PART IV

Item 14.  Exhibits, Lists, and Reports on Form 8K

     (a)  Exhibits

     3.1 Articles of Restatement of the Company (Incorporated by reference to the Registration Statement on Form S-3 (File No. 333-82499) filed with the Commission on July 8, 1999.

     3.2       Amended and Restated By-Laws of the Company.

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

     10.5 Loan Agreement and Security Agreement dated December 9, 1999 between Bank of America N.A. and Integral Systems, Inc. (Incorporated by reference to the Company's December 31, 1999 10-Q filed by the Company with the Commission on February 14, 2000).

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

     11.1      Computation of Per Share Earnings

     21.1      List of Subsidiaries of the Registrant

     23.1      Consent of Rubino & McGeehin, Chartered

     27.1      Financial Data Schedule

     (b)  Reports on Form 8-K

     The Company filed a report on Form 8-K with the SEC on September 15, 2000 reporting its acquisition of SAT Corporation. See "Item 13. Certain Relationships and Related Transactions."

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                            Titles                                      Date

               /s/                                Chairman of the Board, Director,             12/19/00
-----------------------------------------                                                 ----------------
Steven R. Chamberlain                             Chief Executive Officer



               /s/                                President, Chief Operating Officer,          12/19/00
-----------------------------------------                                                 ----------------
Thomas L. Gough                                   Director


               /s/                                Chief Financial Officer, Principal,          12/19/00
-----------------------------------------                                                 ----------------
Elaine M. Parfitt                                 Accounting Officer


               /s/                                Director                                     12/19/00
-----------------------------------------                                                 ----------------
Dominic A. Laiti

               /s/                                Director                                     12/19/00
-----------------------------------------                                                 ----------------
R. Doss McComas

                /s/                               Director                                     12/19/00
-----------------------------------------                                                 ----------------
John R. Murphy

               /s/                                Director                                     12/19/00
-----------------------------------------                                                 ----------------
Bonnie K. Wachtel

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             INTEGRAL SYSTEMS, INC.





DATE:     12/19/00                           BY:       /s/
        -------------                           --------------------------------
                                             Steven R. Chamberlain
                                             Chairman of the Board and
                                             Chief Executive Officer

DATE:     12/19/00                           BY:        /s/
        -------------                           --------------------------------
                                             Thomas L. Gough
                                             President, Chief Operating Officer
                                             Director

DATE:     12/19/00                           BY:        /s/
        -------------                           --------------------------------
                                             Elaine M. Parfitt
                                             Chief Financial Officer, Principal
                                             Accounting Officer

                               TABLE OF CONTENTS

DESCRIPTION                                                                          PAGES
Independent Auditors' Report                                                         F-1

Consolidated Balance Sheets as of September 30, 2000 and 1999                        F-2

Consolidated Statements of Operations for the Years Ended
  September 30, 2000, 1999 and 1998                                                  F-3

Consolidated Statements of Stockholders' Equity for the Years Ended
  September 30, 2000, 1999 and 1998                                                  F-4

Consolidated Statements of Cash Flows for the Years Ended
  September 30, 2000, 1999 and 1998                                                  F-5

Notes to Consolidated Financial Statements                                        F-6 - F-18

                         Rubino & McGeehin, Chartered
                         Certified Public Accountants
                        6905 Rockledge Drive, Suite 700
                            Bethesda, MD 20817-1818




                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Integral Systems, Inc.

         We have audited the accompanying consolidated balance sheets of Integral Systems, Inc. and its subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integral Systems, Inc. and its subsidiaries as of September 30, 2000 and 1999, and their consolidated results of operations and consolidated cash flows for the years ended September 30, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.



         /s/
Rubino & McGeehin, Chartered

November 28, 2000
Bethesda, Maryland

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          September 30, 2000 and 1999

                               ________________

                                                      ASSETS

                                                                                2000                  1999
                                                                                ----                  ----
                                                                                                   (restated)
                              Current assets
                              --------------
     Cash and cash equivalents                                             $    17,558,331      $      9,267,207
     Marketable securities                                                      49,966,000            18,136,000
     Accounts receivable                                                        13,268,632            13,561,140
     Employee receivables and other receivables                                    233,661                63,351
     Prepaid expenses                                                              190,075               134,684
     Notes receivable                                                              600,000                     -
     Income taxes receivable                                                     1,655,290                     -
                                                                            --------------       ---------------

     Total current assets                                                       83,471,989            41,162,382

Property and equipment, at cost, net of accumulated
 depreciation and amortization                                                   2,204,401             2,075,113
Software development costs, net of accumulated amortization                      3,188,783             2,006,194
Deposits                                                                            45,724                36,528
                                                                            --------------       ---------------

     Total assets                                                          $    88,910,897      $     45,280,217
                                                                            ==============       ===============


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

                            Current liabilities
                            -------------------
     Accounts payable - trade                                              $     1,914,985      $      2,935,863
     Accrued expenses                                                            2,618,512             3,710,577
     Capital leases payable - current portion                                      454,154               601,327
     Billings in excess of revenue for contracts in progress                     1,832,520             2,657,074
     Income taxes payable                                                                -               447,176
     Deferred income tax liability                                                 132,925                62,143
                                                                            --------------       ---------------

     Total current liabilities                                                   6,953,096            10,414,160

Capital leases payable - long term portion                                         259,951               714,106
                                                                            --------------       ---------------

     Total liabilities                                                           7,213,047            11,128,266
                                                                            --------------       ---------------

                  Commitments and contingencies
                  -----------------------------

Common stock, $.01 par value, 40,000,000 and 40,000,000
   shares authorized, 9,427,368 and 7,813,908 shares issued
   and outstanding                                                                  94,274                78,139
Additional paid-in capital                                                      65,702,313            22,349,932
Retained earnings                                                               15,901,263            11,723,880
                                                                            --------------       ---------------

     Total stockholders' equity                                                 81,697,850            34,151,951
                                                                            --------------       ---------------

     Total liabilities and stockholders' equity                            $    88,910,897      $     45,280,217
                                                                            ==============       ===============


 The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       September 30, 2000, 1999 and 1998

                                _______________

                                                               2000                   1999                  1998
                                                               ----                   ----                  ----
                                                                                   (restated)            (restated)
Revenue                                                   $     40,455,143       $     42,937,287       $     31,012,028
                                                           ---------------        ---------------        ---------------

Cost of revenue
  Direct labor                                                  10,882,228             11,347,662              7,129,740
  Direct equipment and subcontracts                              7,544,122             11,759,093              8,550,655
  Travel and other direct costs                                  1,566,665              1,155,842                967,751
  Overhead costs                                                 8,593,346              6,673,407              5,689,002
                                                           ---------------        ---------------        ---------------

     Total cost of revenue                                      28,586,361             30,936,004             22,337,148
                                                           ---------------        ---------------        ---------------

Gross margin                                                    11,868,782             12,001,283              8,674,880

Selling, general and administrative                              7,555,177              6,618,490              4,612,553
Product amortization                                               950,000                660,000                660,000
Acquisition Costs                                                  444,847                      -                      -
Offering expenses                                                        -                      -                378,110
                                                           ---------------        ---------------        ---------------

Income from operations                                           2,918,758              4,722,793              3,024,217

Other income (expense)
  Interest income                                                2,335,524                377,787                 93,916
  Interest expense                                                 (96,587)              (121,300)               (87,013)
  Miscellaneous, net                                              (262,369)              (113,517)              (219,588)
                                                           ---------------        ---------------        ---------------

Income from continuing operations before income taxes            4,895,326              4,865,763              2,811,532

Provision for income taxes                                       1,182,498              1,882,346              1,084,500
                                                           ---------------        ---------------        ---------------

Income from continuing operations                                3,712,828              2,983,417              1,727,032

Discontinued operations:
     Income from discontinued segment
        (net of tax of $42,867, $136,500, and $186,600)            129,374                216,879                296,641

     Gain on disposal of discontinued segment
        (net of deferred tax of $210,895)                          335,181                      -                      -
                                                           ---------------        ---------------        ---------------

  Net income                                              $      4,177,383       $      3,200,296       $      2,023,673
                                                           ===============        ===============        ===============

Weighted average number of common shares:
  Basic                                                          8,829,182              6,969,090              6,443,433
  Diluted                                                        9,283,546              7,422,601              6,882,933

Earnings per share
     Basic
       Continuing operations                              $            .42       $            .43       $            .27
       Discontinued operations                                         .01                    .03                    .04
       Gain on disposal of discontinued segment                        .04                      -                      -
                                                           ---------------        ---------------        ---------------
       Net income                                         $            .47       $            .46       $            .31
                                                           ===============        ===============        ===============

Earnings per share
     Diluted
       Continuing operations                              $            .40       $            .40       $            .25
       Discontinued operations                                         .01                    .03                    .04
       Gain on disposal of discontinued segment                        .04                      -                      -
                                                           ---------------        ---------------        ---------------
       Net income                                         $            .45       $            .43       $            .29
                                                           ===============        ===============        ===============

 The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years Ended September 30, 2000, 1999 and 1998
                                 ____________


                                                               Common           Additional
                                              Number        Stock at Par          Paid-in          Retained
                                            of Shares           Value             Capital          Earnings           Total
                                          ---------------  ----------------  ------------------ ---------------- ----------------
Balance, September 30, 1997, restated        6,374,904     $     63,749      $   1,168,471       $  6,499,911     $  7,732,131

     Stock options exercised                   115,080            1,150            361,201                  -          362,351
     Tax benefit of stock options
           exercised                                 -                -            225,622                  -          225,622
     Net income                                      -                -                  -          2,023,673        2,023,673
                                          ------------     ------------      -------------       ------------     ------------

Balance, September 30, 1998, restated        6,489,984           64,899          1,755,294          8,523,584       10,343,777

     Private placement offering              1,183,268           11,833         19,650,219                  -       19,662,052
     Stock options exercised                   140,656            1,407            455,740                  -          457,147
     Tax benefit of stock options
           exercised                                 -                -            488,679                  -          488,679
     Net income                                      -                -                  -          3,200,296        3,200,296
                                          ------------     ------------      -------------       ------------     ------------

Balance, September 30, 1999, restated        7,813,908           78,139         22,349,932         11,723,880       34,151,951

     Private placement offering              1,400,000           14,000         40,933,758                  -       40,947,758
     Stock options exercised                   213,460            2,135            982,869                  -          985,004
     Tax benefit of stock options
           exercised                                 -                -          1,435,754                  -        1,435,754
     Net income                                      -                -                  -          4,177,383        4,177,383
                                          ------------     ------------      -------------       ------------     ------------

Balance, September 30, 2000                  9,427,368     $     94,274      $  65,702,313       $ 15,901,263     $ 81,697,850
                                          ============     ============      =============       ============     ============

 The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years Ended September 30, 2000, 1999 and 1998
                                  ___________


                                                                2000                  1999                 1998
                                                                ----                  ----                 ----
                                                                                   (restated)           (restated)
Cash flows from operating activities:

Net income                                                  $  4,177,383        $    3,200,296      $    2,023,673
                                                             -----------         -------------       -------------
Reconciling adjustments:
    Tax effect of options exercised                            1,435,754               488,679             225,622
    Effect of shares issued in pooling                           362,812                     -                   -
    Depreciation and amortization                              1,997,785             1,454,163           1,235,475
    Loss on disposal of fixed assets                              32,498                15,312              32,769
    Deferred income taxes, net                                    70,782                 5,936            (425,056)
    (Increase) decrease in:
           Accounts receivable and other receivables             122,198            (2,028,894)         (2,099,013)
           Prepaid expenses and deposits                         (64,587)              (39,733)             42,460
    (Decrease) increase in:
           Accounts payable                                   (1,020,878)             (165,537)            164,791
           Accrued expenses                                   (1,092,065)            1,065,358             925,423
           Billings in excess of cost                           (824,554)            1,566,493             241,971
           Income taxes payable, net                          (2,102,466)             (300,601)            572,767
                                                             -----------         -------------       -------------
       Total adjustments                                      (1,082,721)            2,061,176             917,209
                                                             -----------         -------------       -------------

Net cash provided by operating activities                      3,094,662             5,261,472           2,940,882
                                                             -----------         -------------       -------------

Cash flow from investing activities:
    Marketable securities                                    (31,830,000)          (18,136,000)                  -
    Acquisition of fixed assets                               (1,209,571)             (972,500)           (205,852)
    Software development costs                                (2,132,589)           (1,180,643)           (693,309)
                                                             -----------         -------------       -------------

Net cash used in investing activities                        (35,172,160)          (20,289,143)           (899,161)
                                                             -----------         -------------       -------------

Cash flow from financing activities:
    Issuance of notes receivable                                (600,000)                    -                   -
    Proceeds from sale/lease back                                      -                     -             500,000
    Payments on line of credit                                         -                     -            (500,000)
    Proceeds from issuance of common stock                    41,569,950            20,119,199             362,351
    Payments on capital lease obligations                       (601,328)             (413,895)           (149,134)
                                                             -----------         -------------       -------------

Net cash provided by financing activities                     40,368,622            19,705,304             213,217
                                                             -----------         -------------       -------------

Net increase in cash and cash equivalents                      8,291,124             4,677,633           2,254,938

Cash and cash equivalents - beginning of year                  9,267,207             4,589,574           2,334,636
                                                             -----------         -------------       -------------

Cash and cash equivalents - end of year                     $ 17,558,331        $    9,267,207      $    4,589,574
                                                             ===========         =============       =============

 The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended September 30, 2000, 1999 and 1998
                              __________________

1.   Summary of Significant Accounting Policies

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Integral Systems, Inc. (the Company) and its wholly owned subsidiaries, SAT Corporation (SAT, see Note 2) and InterSys, Inc. (InterSys). Its former subsidiary Integral Marketing, Inc. (IMI) was disposed of during the year ended September 30, 2000 (see Note 2) and is presented as discontinued operations in the consolidated statement of operations. All significant intercompany transactions have been eliminated in consolidation.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, and changes therein, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

     Marketable Securities

     Marketable securities, comprised of variable rate State of Maryland debt securities at September 30, 2000 and 1999, are considered available-for-sale and are carried at estimated current value based on quoted market prices. Current value at September 30, 2000 and 1999, approximates cost.

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

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended September 30, 2000, 1999 and 1998
                                ______________

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

     Earnings Per Share

     Basic earnings per share is computed using the weighted average number of shares outstanding during the period. The only reconciling item between the shares used for basic and diluted earnings per share related to outstanding stock options. No reconciling items existed between the net income used for basic and diluted earnings per share. The earnings per share computations have been adjusted retroactively where appropriate for the pooling of interest discussed in Note 2 and the stock splits discussed in Note 12.

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended September 30, 2000, 1999 and 1998
                            _______________________

1.   Summary of Significant Accounting Policies (continued)

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


     During the years ended September 30, 2000, 1999, and 1998, the Company's operations included one reportable segment for satellite ground systems. These continuing operations include all of the operations of the Company and SAT for the years then ended. The equipment marketing operations of IMI are included in discontinued operations for the years above. The Company provides satellite ground systems - computer systems for satellite command and control, data processing, simulation, and flight software validation and signal monitoring. Customers for these systems include U.S. Government organizations such as National Aeronautics and Space Administration (NASA), the National Oceanic and Atmospheric Administration (NOAA), and the U.S. Air Force, as well as commercial satellite operators, both domestic and foreign.

     There were no significant intercompany sales. Satellite ground systems capital expenditures included in the consolidated statements of cash flows for the years ended September 30, 2000, 1999, and 1998, excludes the addition of equipment under capital leases totaling $0, $579,496, and $1,298,966, respectively.

     Major customer information and revenue by customer category is discussed in
     Note 3. Revenue from foreign sources, primarily with corporations located in France, the Netherlands, Thailand, and Mexico, totalled $9,319,638, $3,893,274, and $2,102,754 for the years ended September 30, 2000, 1999, and 1998, respectively. The Company has no significant long-lived assets located in foreign countries.


2.   Acquisitions and Dispositions

     Effective August 31, 2000, in connection with the Agreement and Plan of Reorganization, the Company issued 650,000 shares of its common stock in exchange for all of the outstanding common stock of SAT Corporation (SAT), a privately-held company with 4.0 million shares outstanding, for a total value of $9.831 million. The merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the business combination to include the combined financial results of Integral and SAT. Net sales, income before discontinued operations, and net income for the individual companies reported prior to the merger are as follows:

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended September 30, 2000, 1999 and 1998
                              ___________________

2.   Acquisitions and Dispositions (continued)

                                   Eleven months
                                       Ended              Year Ended              Year Ended
                                  August 31, 2000     September 30 1999       September 30 1998
                                  ---------------     -----------------       -----------------
     Net Sales:
      Integral                      $ 31,321,823        $ 38,358,415         $ 26,621,259
      SAT                              5,762,058           4,578,872            4,390,769
                                    ------------        ------------         ------------
     Total                            37,083,881          42,937,287           31,012,028
                                    ------------        ------------         ------------

     Income before taxes
      and discontinued item:
      Integral                         4,299,301           5,700,567            2,623,586
      SAT                                188,082            (834,804)             187,946
                                    ------------        ------------         ------------
     Total                             4,487,383           4,865,763            2,811,532
                                    ------------        ------------         ------------
     Net income:
      Integral                         3,714,538           3,715,847            1,909,026
      SAT                                114,730            (515,551)             114,647
                                    ------------        ------------         ------------
     Total                          $  3,829,268        $  3,200,296         $  2,023,673
                                    ============        ============         ============

     The consolidated financial information presented above reflects no adjustments to net income or shareholder's equity resulting from the conforming of the SAT accounting practices to those of ISI. There were no significant intercompany transactions between ISI and SAT.

     In July 2000, the Company announced a plan to sell its wholly-owned subsidiary Integral Marketing, Inc. (IMI). IMI acts as a manufacturer's representative, selling electronic test instrumentation and equipment to customers primarily in Maryland, Virginia and the District of Columbia. On August 31, 2000, the sale was completed, effective July 1, 2000, for $1,300,000, comprised of $700,000 in cash and $600,000 in the form of a secured note due in quarterly installments through October 15, 2005 with interest at 5%. The net assets sold consisted primarily of cash, accounts receivable, and property and equipment.

     The disposal of IMI has been accounted for as a discontinued operation and, accordingly, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations.

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended September 30, 2000, 1999 and 1998
                               _________________

2.   Acquisitions and Dispositions (continued)

     Information relating to the discontinued operations of IMI for the years ended September 30, 2000, 1999, and 1998, are as follows:


                                                 September 30, 2000
                                                 (nine months ended
                                                   June 30, 2000)        September 30, 1999      September 30, 1998
                                                 ------------------      ------------------      ------------------
     Net sales                                         $    704,204            $  1,220,115            $  1,414,246
     Cost of sales                                          523,092                 829,512                 882,549
     Gross profit                                           180,024                 391,444                 531,698
     Operating costs                                         23,172                  42,720                  39,311
     Non-operating costs:                                   (14,301)                 (4,657)                  9,147
                                                       ------------            ------------            ------------
     Income before taxes                                    172,241                 353,381                 483,241
       Less: Income tax
          provision                                          42,867                 136,500                 186,600
                                                       ------------            ------------            ------------
     Net income                                        $    129,374            $    216,879            $    296,641
                                                       ============            ============            ============

     The net assets and liabilities of the discontinued operations of IMI included in the accompanying consolidated balance sheets as of September 30, 1999, are as follows:

     Cash                                                   $      723,669
     Accounts receivable                                           529,852
     Prepaid expenses                                                  500
     Fixed assets (net)                                             11,508
     Deposits                                                        1,995
                                                             -------------
     Total assets                                                1,267,524
                                                             -------------
     Accounts payable                                               15,095
     Accrued expenses                                              507,902
     Income taxes payable                                          129,977
                                                             -------------
     Net assets to be disposed of                           $      614,550
                                                             =============

     Assets and liabilities are shown at their carrying amount on the consolidated balance sheet.

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended September 30, 2000, 1999 and 1998

                                  ----------

3.   Accounts Receivable and Revenue

     Accounts receivable at September 30, 2000 and 1999, consist of the following:

                            Billed                               2000                      1999
                                                                 ----                      ----
          Government services
            Prime contracts                                $     1,403,850            $     1,766,729
            Subcontracts                                         1,200,279                  2,960,656
          Commercial products and services                       2,440,946                  3,602,144
                                                           ---------------            ---------------

              Total billed                                       5,045,075                  8,329,529
                                                           ---------------            ---------------

                           Unbilled
          Government services
            Prime contracts                                      1,374,050                  1,153,135
            Subcontracts                                         4,946,143                  2,311,688
          Commercial products and services                       1,903,364                  1,766,788
                                                           ---------------            ---------------

              Total unbilled                                     8,223,557                  5,231,611
                                                           ---------------            ---------------

            Total accounts receivable, net                 $    13,268,632            $    13,561,140
                                                           ===============            ===============

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

     The Company classifies contract revenues in two separate categories on the basis of the contract's procurement and development requirements: (i) contracts which require compliance with government procurement and development standards are classified as government revenue (government services) and (ii) contracts conducted according to commercial practices are classified as commercial revenue (commercial products and services), regardless of whether the end customer is a commercial or government entity. Sales of the Company's commercial off-the-shelf software products are classified as commercial products and services revenue.

     During the years ended September 30, 2000, 1999 and 1998, approximately 52%, 57% and 52%, respectively, of the Company's revenue was from government services, primarily the National Oceanic and Atmospheric Administration (NOAA) and the National Aeronautics and Space Administration
     (NASA). The remaining revenue is from commercial products and services as defined above.

     By the way of comparison, if revenues were reclassified according to end customer, the Company's revenue from U.S. Government customers, both as a prime contractor and a subcontractor, for each of the years ended September 30, 2000, 1999 and 1998, was 54%, 60%, and 59%, respectively. Revenue from non-U.S. Government customers for each of the years ended September 30, 2000, and 1999 and 1998, was 46%, 40%, and 41%, respectively.

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended September 30, 2000, 1999 and 1998
                               _______________


4.   Property and Equipment

     Property and equipment as of September 30, 2000 and 1999, are as follows:

                                                                               2000                    1999
                                                                               ----                    ----
              Electronic equipment                                        $     1,211,231        $     1,057,469
              Furniture and fixtures                                              417,424                386,048
              Leasehold improvements                                              152,857                132,110
              Software                                                            266,443                106,586
              Equipment under capital lease                                     1,911,463              1,911,463
              Control center of the future                                        512,420                      -
                                                                          ---------------        ---------------

                Total property and equipment                                    4,471,838              3,593,676

              Less: accumulated depreciation and amortization                  (2,267,437)            (1,518,563)
                                                                           --------------         --------------

              Property and equipment, net                                 $     2,204,401        $     2,075,113
                                                                           ==============         ==============

5.   Software Development

     Software development costs as of September 30, 2000 and 1999, consist of the following:

                                                                   2000                   1999
                                                                   ----                   ----
              Costs incurred                                   $     7,288,224        $     5,155,635
              Less:  accumulated amortization                       (4,099,441)            (3,149,441)
                                                                --------------         --------------

              Software development costs, net                  $     3,188,783        $     2,006,194
                                                                ==============         ==============

     Amortization expense for the years ended September 30, 2000, 1999 and 1998, was $950,000, $660,000 and $660,000, respectively.

6.   Line of Credit

     The Company has a line of credit agreement with a local bank for $9,000,000 for operating purposes and an additional line of credit with the bank for $6,000,000 to be used for corporate acquisitions. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4%, based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The lines of credit are secured by the Company's billed and unbilled accounts receivable and have certain financial covenants, including minimum net worth and liquidity ratios. The lines expire February 28, 2002. The Company also has a line of credit with another bank for $425,000. This line expires on August 2, 2001. The Company had no balance outstanding at September 30, 2000 and 1999 under any of its lines.

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended September 30, 2000, 1999 and 1998
                               ________________

7.   Accrued Expenses

     Accrued expenses at September 30, 2000 and 1999, consist of the following:

                                                                     2000                    1999
                                                                     ----                    ----
              Accrued payroll and withholdings                  $     1,035,222         $     2,077,043
              Accrued vacation                                          768,828                 749,687
              Accrued profit sharing                                    528,618                 369,792
              Accrued warranty                                          238,220                 360,010
              Other accrued expenses                                     47,624                 154,045
                                                                 --------------          --------------

                Total accrued expenses                          $     2,618,512         $     3,710,577
                                                                 ==============          ==============

8.   Commitments and Contingencies

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

     The Company also incurred additional capital lease obligations when it entered into new leases for equipment. Capital lease additions were $0, $579,496 and $1,298,966, for the years ended September 30, 2000, 1999 and 1998, respectively. Future payments under the capital lease obligations at September 30, 2000, are as follows:

              Years ending September 30,         2001                    $    492,307
                                                 2002                         150,542
                                                 2003                          38,877
                                                 2004                          38,877
                                                 2005                          38,877
                                                 Thereafter                    29,158
                                                                           ----------

              Total payments                                                  788,638
              Less amount representing interest at 8.8% per annum             (74,533)
                                                                           ----------

              Present value of future lease payments                     $    714,105
                                                                          ===========

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended September 30, 2000, 1999 and 1998
                               ________________

8.       Commitments and Contingencies (continued)

         Operating Leases

         The Company leases its office space in Maryland and California. The current leases expire in 2009 and 2001, respectively. Future minimum lease payments under the office leases are as follows:

              Years ending September 30,        2001             $     941,000
                                                2002                   757,000
                                                2003                   780,000
                                                2004                   803,000
                                                2005                   827,000
                                                Thereafter           3,246,000
                                                                 -------------

              Total payments                                     $   7,354,000
                                                                 =============

         Lease payments do not include operating expenses or utilities, which are adjusted annually. Rent expense was $1,117,665, $869,292 and $468,280, for the years ended September 30, 2000, 1999, and 1998, respectively.

         Government Contracts

         A significant portion of the Company's revenues represent payments made by the U.S. Government and by contractors that have prime contracts with the U.S. Government. These revenues are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). Audits by the DCAA have been completed on the Company's contracts and subcontracts through the year ended September 30, 1999. Management is of the opinion that any disallowances of costs for subsequent fiscal years by the government auditors, other than amounts already provided, will not materially affect the Company's financial statements.

9.       Income Taxes

         For the years ended September 30, 2000, 1999 and 1998, the provision for income taxes consists of the following:


                                                       2000           1999           1998
                                                       ----           ----           ----
              Current tax expense
               Federal                           $     952,280   $  1,557,420  $   1,252,931
               State                                   370,331        318,990        256,625
                                                 -------------   ------------  -------------
                                                     1,322,611      1,876,410      1,509,556
              Deferred tax expense (benefit)          (140,113)         5,936       (425,056)
                                                 -------------   ------------  -------------
              Total expense attributable to
               continuing operations                 1,182,498      1,882,346      1,084,500

              Total expense attributable to
               discontinued operations                 253,762        136,500        186,600
                                                 -------------   ------------  -------------

               Total provision                   $   1,436,260   $  2,018,846  $   1,271,100
                                                 =============   ============  =============

         At September 30, 2000, the Company has a net operating loss carry forward of approximately $1,900,000 for tax purposes which expires in 2015.

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended September 30, 2000, 1999 and 1998
                               _______________

9.       Income Taxes (continued)

         At September 30, 2000 and 1999, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                                                       Asset (Liability)

                                                                                   2000                 1999
                                                                                   ----                 ----
              Depreciation and amortization                                   $ (1,081,909)        $   (433,035)
              Vacation accrual                                                     299,843              292,378
              Revenue reserve                                                        5,850                9,215
              Year 2000 reserve                                                          -               23,400
              Warranty reserve                                                      92,906              117,004
              Gain on sale of subsidiary                                          (210,895)                   -
              Net operating loss carryforward                                      761,280                    -
              Cash-to-accrual adjustment                                                 -             (288,179)
              Bonus accrual                                                              -              217,074

                                                                              ------------         ------------
                                                                              $   (132,925)        $    (62,143)
                                                                              ============         ============

         The effective income tax rates differ from the statutory U.S. income tax rate due principally to the following:

                                                                  2000             1999            1998
                                                                  ----             ----            ----
              Federal statutory rate                              34.0%            34.0%           34.0%
              State tax, net of federal
                income tax benefit                                 4.6              4.6             4.6
              Tax benefit of tax free interest income            (12.1)               -               -
              Other, primarily changes in estimates              ( 2.3)               -               -
                                                                ------             ----            ----

                Effective rate                                    24.2%            38.6%           38.6%
                                                                ======             ====            ====

10.      Profit Sharing and Employee Benefits Plans

         The Company has a profit sharing and 401(k) plan for the benefit of substantially all employees. Profit sharing contributions consist of discretionary amounts determined each year by the Board of Directors of the Company based upon net profits for the year and total compensation paid. The 401(k) feature allows employees to make elective deferrals not to exceed 10% of compensation. The Company also has a money purchase plan which obligates the Company to contribute 5% of eligible salaries under the plan. For the years ended September 30, 2000, 1999, and 1998, contributions to the plans totalled $1,659,687, $1,410,426 and $989,906, respectively.

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended September 30, 2000, 1999 and 1998
                              __________________


11.     Stock Option Plan

        Effective May 25, 1988, as amended on January 1, 1994, the Company established a stock option plan to create additional incentives for the Company's employees, consultants and directors to promote the financial success of the Company. The Board of Directors has sole authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock under this plan. At September 30, 2000, the maximum number of shares of common stock which may be issued pursuant to the stock option plan is 1,800,000. The price of each option is set at the stock's bid price on the date of the Board of Directors meeting at which the option is granted. Options expire no later than ten years from the date of grant (five years for greater-than-10% owners) or when employment ceases, whichever comes first, and vest from one to five years.

        The stock option plan is accounted for under Accounting Principles Board
        (APB) Opinion No. 25. Accordingly, no compensation has been recognized for the plan. Had compensation cost for the plans been determined based on the estimated fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, the Company's net income and earnings per share for the years ended September 30, 2000, 1999, and 1998, would have been:

                                                   2000                 1999                1998
                                                   ----                 ----                ----
        Net income:
             As reported                        $ 4,177,383          $ 3,200,296         $ 2,023,673
             Pro forma                          $ 2,983,688          $ 2,375,156         $ 1,626,255

        Earnings per share:
             As reported  - basic               $       .47          $       .46         $       .31
                          - dilutive            $       .45          $       .43         $       .29
             Pro forma    - basic               $       .34          $       .34         $       .25
                          - dilutive            $       .32          $       .32         $       .24

        The fair value of the options granted is estimated on the date of the grant using the Black-Scholes options pricing model assuming the following: no dividend yield, risk-free interest rate of 6%, expected volatility of 40%, and an expected term of the options of four years. Stock option balances and activity discussed herein have been adjusted for the stock splits discussed in Note 12.

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended September 30, 2000, 1999 and 1998
                              __________________

11.  Stock Option Plan (continued)

     At September 30, 2000, options to purchase stock under this plan were outstanding to employees as follows:

                        Number of          Exercise Price
                          Shares              Per Share

                           3,950           $ 2.00 - 2.99
                         260,450           $ 3.00 - 3.99
                          49,200           $ 4.00 - 4.99
                           7,200           $ 5.00 - 5.99
                           1,200           $ 6.00 - 6.99
                           1,000           $ 9.00 - 9.99
                           4,000          $ 12.00 - 12.99
                           6,200          $ 13.00 - 13.99
                           6,700          $ 14.00 - 14.99
                         119,550          $ 15.00 - 15.99
                           9,500          $ 16.00 - 16.99
                          37,500          $ 17.00 - 17.99
                         300,250          $ 18.00 - 18.99
                           5,500          $ 19.00 - 19.99
                           6,000          $ 22.00 - 22.99
                           1,500          $ 23.00 - 23.99
                           1,500          $ 24.00 - 24.99
                           4,000          $ 26.00 - 26.99
                           1,000          $ 28.00 - 28.99
                           1,000          $ 35.00 - 35.99
                           1,000          $ 40.00 - 40.99
                           1,500          $ 44.00 - 44.99
                           1,500          $ 45.00 - 45.99
                       ---------

                         831,200
                       =========

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended September 30, 2000, 1999 and 1998
                            ______________________


11.  Stock Option Plan (continued)

     Of the options outstanding at September 30, 2000, 367,428 options are exercisable immediately, and 463,772 options are exercisable over the next five years. Transactions involving the plan for the years ended September 30, 2000, 1999 and 1998, were as follows:

                                                                                            Weighted Average
                                                                      Shares                 Exercise Prices
     Options outstanding, September 30, 1997                          737,240                 $   3.40
          Granted                                                      98,308                 $   9.17
          Exercised                                                  (115,080)                $   5.09
          Cancelled                                                    (7,974)                $   3.26
                                                                  -----------

     Options outstanding, September 30, 1998                          712,494                 $   4.23
          Granted                                                     296,840                 $  19.01
          Exercised                                                  (140,656)                $   3.25
          Cancelled                                                   (18,450)                $  13.46
                                                                  -----------

     Options outstanding, September 30, 1999                          850,228                 $   9.36
          Granted                                                     235,850                 $  17.36
          Exercised                                                  (213,756)                $   4.57
          Cancelled                                                   (41,122)                $  15.75
                                                                  -----------

     Options outstanding September 30, 2000                           831,200                 $  12.55
                                                                  ===========

     The weighted average fair values of options granted during the years ended September 30, 2000, 1999, and 1998, were $6.75, $7.50 and $3.62, respectively.

12.  Stock Splits and Authorized Shares

     On May 29, 1998, the Company's board of directors declared a two-for-one stock split in the form of a 100% stock dividend for stockholders of record as of June 9, 1998. All references to number of shares, per share amounts, stock option data, and market prices of common stock have been restated to give retroactive recognition to the stock split.

     In June 1999, the Company issued stock under a private placement. The Company received approximately $20 million from this offering. The costs associated with this private placement are included as a direct reduction to paid in capital.

     In February 2000, the Company issued stock under a private placement. The Company received approximately $41 (net) million from this offering. The costs associated with this private placement are included as a direct reduction to paid-in capital.

     In August 2000, the Company issued 650,000 shares of common stock to acquire SAT Corporation. The acquisition was accounted for as pooling of interests.

13.  Supplemental Cash Flow Information

     For the years ended September 30, 2000, 1999, and 1998, income taxes paid, were $2,131,803, $2,140,496 and $538,533, respectively, and interest expense incurred and paid was $96,587, $121,302 and $87,201, respectively.