Form 10-Q
period 2000-12-31
INTEGRAL SYSTEMS INC /MD/
filed 2001-02-14
CIK 718130

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549
                                   FORM 10-Q

(mark one)
 X   Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
---
     For the quarterly period ended December 31, 2000 or

___  Transition report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934 For the transition period from ______ to ______

Commission file number                     0-18603
                                           -------

                            INTEGRAL SYSTEMS, INC.
                            ----------------------
            (Exact name of registrant as specified in its chapter)


               Maryland                                        52-1267968
               --------                                        ----------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)


   5000 Philadelphia Way, Lanham, MD                              20706
   ---------------------------------                              -----
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code  (301) 731-4233
                                                    --------------

      --------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

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


Registrant had 9,450,518 shares of common stock outstanding as of January 31,
2001

                             INTEGRAL SYSTEMS, INC.
                               TABLE OF CONTENTS


                                                                     Page No.
                                                                     --------
PART I.   FINANCIAL INFORMATION:

  Item 1.  Financial Statements

     Balance Sheets - December 31, 2000 and September 30, 2000........   1

     Statements of Operations - Three Months Ended
        December 31, 2000 and December 31, 1999.......................   3

     Statement of Stockholders' Equity - Three Months
        Ended December 31, 2000.......................................   5

     Statements of Cash Flow - Three Months Ended
        December 31, 2000 and December 31, 1999.......................   6

     Notes to Financial Statements....................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...  14


PART II.   OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K.............................  14


PART I.  FINANCIAL INFORMATION
------------------------------

                          INTEGRAL SYSTEMS, INC. AND
                   SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
                   December 31, 2000 and September 30, 2000





                                                                              December 31,   September 30,
                                                                                 2000            2000
                             ASSETS                                           (unaudited)
                       -----------------                                      ------------   -------------
CURRENT ASSETS
     Cash                                                                      $17,181,763   $17,558,331
     Marketable Securities                                                      49,966,000    49,966,000
     Accounts and other Receivables                                             14,375,068    13,502,293
     Notes Receivable                                                              600,000       600,000
     Prepaid Expenses                                                              216,862       190,075
     Income Taxes Receivable                                                     1,828,631     1,655,290
                                                                               -----------   -----------
TOTAL CURRENT ASSETS                                                            84,168,324    83,471,989

PROPERTY AND EQUIPMENT                                                           5,141,226     4,471,838
     Less:  Accum. Depreciation and Amortization                                 2,570,841     2,267,437
                                                                               -----------   -----------
TOTAL PROPERTY AND EQUIPMENT                                                     2,570,385     2,204,401

OTHER ASSETS
     Software Development Costs, net                                             3,455,920     3,188,783
     Deposits                                                                       45,724        45,724
                                                                               -----------   -----------
TOTAL OTHER ASSETS                                                               3,501,644     3,234,507

TOTAL ASSETS                                                                   $90,240,353   $88,910,897
                                                                               ===========   ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   December 31, 2000 and September 30, 2000

                                                             December 31,             September 30,
                                                                 2000                     2000
LIABILITIES & STOCKHOLDERS' EQUITY                            (unaudited)
----------------------------------                           -------------            -------------
CURRENT LIABILITIES
    Accounts Payable                                          $ 2,546,291              $ 1,914,985
    Accrued Expenses                                            2,484,021                2,618,512
    Capital Leases Payable                                        357,824                  454,154
    Billings in Excess of Cost                                  1,697,307                1,832,520
    Deferred Income Taxes                                         108,178                  132,925
                                                              -----------              -----------
TOTAL CURRENT LIABILITIES                                       7,193,621                6,953,096

LONG TERM LIABILITIES
    Capital Leases Payable                                        199,669                  259,951
                                                              -----------              -----------
TOTAL LONG TERM LIABILITIES                                       199,669                  259,951

STOCKHOLDERS' EQUITY
    Common Stock, $.01 par value, 40,000,000 shares
    authorized, and 9,450,518 and 9,427,368 shares
    issued and outstanding at December 31, 2000 and
    September 30, 2000, respectively                               94,505                   94,274
    Additional Paid-in Capital                                 65,799,055               65,702,313
    Retained Earnings                                          16,953,503               15,901,263
                                                              -----------              -----------

TOTAL STOCKHOLDERS' EQUITY                                     82,847,063               81,697,850
                                                              -----------              -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $90,240,353              $88,910,897
                                                              ===========              ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three Months Ended
                                                                  December 31,
                                                         2000                     1999
                                                     (unaudited)              (unaudited)
                                                     -----------              -----------
Revenue                                              $8,468,676               $12,525,355

Cost of Revenue
    Direct Labor                                      2,193,993                 2,723,389
    Overhead Costs                                    1,779,590                 2,296,639
    Travel and Other Direct Costs                       395,499                   394,743
    Direct Equipment & Subcontracts                   1,228,412                 2,922,905
                                                     ----------               -----------
Total Cost of Revenue                                 5,597,494                 8,337,676
                                                     ----------               -----------

Gross Margin                                          2,871,182                 4,187,679
                                                     ----------               -----------

Selling, General & Administrative                     1,893,286                 1,998,576
Product Amortization                                    342,500                   237,500
                                                     ----------               -----------

Income From Operations                                  635,396                 1,951,603

Other Income (Expense)
    Interest Income                                     815,719                   269,872
    Interest Expense                                    (16,172)                  (28,563)
    Miscellaneous, net                                  (97,503)                  (39,231)
                                                     ----------               -----------
Total Other Income (Expense)                            702,044                   202,078

Income from Continuing Operations
  Before Income Taxes                                 1,337,440                 2,153,681
                                                     ----------               -----------

Provision for Income Taxes                              285,200                   770,426
                                                     ----------               -----------

Income from Continuing Operations                     1,052,240                 1,383,255

Discontinued Operations
    Income From Operations of
    Discontinued Segment (Net of tax)                         0                    82,995
                                                     ----------               -----------
Net Income                                           $1,052,240               $ 1,466,250
                                                     ==========               ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                                                              Three Months Ended
                                                                  December 31,
                                                         2000                     1999
                                                     (unaudited)              (unaudited)
                                                     -----------              -----------
Weighted Avg. Number of Common
     Shares Outstanding During Period                  9,441,118                7,865,998
                                                     -----------              -----------

Earnings per Share - Basic
     Income from Continuing Oper.                     $     0.11               $     0.18
     Income from Discontinued Oper.                   $     0.00               $     0.01
                                                     -----------              -----------

     Net Income.                                      $     0.11               $     0.19
                                                     ===========              ===========

Diluted Shares Outstanding                             9,564,362                8,411,531
                                                     -----------              -----------

Earnings per Share - Diluted
     Income from Continuing Oper.                     $     0.11               $     0.16
     Income from Discontinued Oper.                   $     0.00               $     0.01
                                                     -----------              -----------

     Net Income.                                      $     0.11               $     0.17
                                                     ===========              ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      INTEGRAL SYSTEMS, INC.CONSOLIDATED
                       STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
                                  (unaudited)

                                            Common
                               Number       Stock       Additional
                                 of         at Par       Paid-in        Retained
                               Shares       Value        Capital        Earnings         Total
                             ----------    --------    ------------    -----------    -----------
Balance September 30, 2000    9,427,368     $94,274     $65,702,313    $15,901,263    $81,697,850

Exercise of Stock Options        23,150         231          96,742              -         96,973

Net income                            -           -               -      1,052,240      1,052,240
                              ---------     -------     -----------    -----------    -----------
Balance December 31, 2000     9,450,518     $94,505     $65,799,055    $16,953,503    $82,847,063
                              =========     =======     ===========    ===========    ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                            INTEGRAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For the Three Months Ended
                                                                      December 31,
                                                               2000                   1999
                                                           (unaudited)            (unaudited)
Cash flows from operating activities:

Net income                                                 $ 1,052,240            $ 1,466,250
                                                           -----------            -----------

Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                            645,904                492,847
      Loss on disposal of fixed assets                               0                 32,498
      Deferred Income taxes, net                               (24,747)                84,747
      (Increase) decrease in:
         Accounts receivable and other receivables            (872,775)            (2,495,748)
         Prepaid expenses and deposits                         (26,787)               (33,375)
      (Decrease) increase in:
         Accounts payable                                      631,306               (489,649)
         Accrued expenses                                     (134,491)               505,818
         Billings in excess of cost                           (135,213)               684,633
         Income taxes payable, net                            (173,341)                 5,167
                                                           -----------            -----------
Total adjustments                                              (90,144)            (1,213,062)
                                                           -----------            -----------

Net cash provided by operating activities                      962,096                253,188
                                                           -----------            -----------

Cash flows from investing activities:
      Acquisition of fixes assets                             (669,388)              (241,495)
      Software development costs                              (609,637)              (407,585)
                                                           -----------            -----------

Net cash (used) in investing activities                     (1,279,025)              (649,080)
                                                           -----------            -----------

Cash flow from financing activities:
      Proceeds from issuance of common stock                    96,973                338,169
      Payments on capital lease obligations                   (156,612)              (149,716)
                                                           -----------            -----------

Net cash (used) provided by financing activities               (59,639)               188,453
                                                           -----------            -----------

Net (decrease) in cash                                        (376,568)              (207,439)

Cash - beginning of year                                    17,558,331              9,267,207
                                                           -----------            -----------

Cash - end of period                                       $17,181,763            $ 9,059,768
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

                             INTEGRAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of Presentation
     ---------------------

     The interim financial statements include the accounts of Integral Systems, Inc. (ISI or the Company) and its wholly-owned subsidiaries, SAT Corporation (SAT), and InterSys, Inc. (INTSYS). The consolidated financial statements have been restated for all periods prior to the acquisition of SAT to include the combined financial results of the Company and SAT. Furthermore, since the assets of its subsidiary Integral Marketing, Inc.
     (IMI) were disposed of during the year ended September 30, 2000, IMI is presented as discontinued operations in the consolidated statements of operations.

     In the opinion of management, the financial statements reflect all adjustments consisting only of normal recurring accruals necessary for a fair presentation of results for such periods. The financial statements, which are condensed and do not include all disclosures included in the annual financial statements, should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 2000. The results of operations for any interim period are not necessarily indicative of results for the full year.

     Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

2.   Accounts Receivable
     -------------------

     Accounts receivable at December 31, 2000 and September 30, 2000 consist of the following:

                                           December 31,        September 30,
                                               2000                2000
                                           ------------        -------------
            Billed                          $ 8,269,702         $ 5,045,075
            Unbilled                          5,859,418           8,223,557
            Other                               245,948             233,661
                                            -----------         -----------
            Total                           $14,375,068         $13,502,293
                                            ===========         ===========

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

3.   Line of Credit
     --------------

     The Company has a line of credit agreement with a local bank for $9.0 million for operating purposes and an additional line of credit with the bank amounting to $6.0 million, to be used for corporate acquisitions. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The lines of credit are secured by the Company's billed and unbilled accounts receivable and have certain financial covenants, including minimum net worth and liquidity ratios. The lines expire February 28, 2002. The Company also has a line of credit with another bank for $425,000. This line expires on August 2, 2001. At December 31, 2000, the Company had no amounts outstanding under the lines of credit.

                             INTEGRAL SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

4.   Capital Leases
     --------------

     The Company has access to a $2.0 million equipment lease line of credit that had a balance of $557,493 at December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
        ---------------------------------------------------------------

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

Through its wholly owned subsidiary SAT Corporation ("SAT"), acquired in August 2000, the Company also offers turnkey systems and software for satellite and terrestrial communications signal monitoring.

The consolidated financial statements of the Company presented herein have been restated for all periods prior to the acquisition of SAT to include the combined financial results of the Company and SAT.

Results of Operations

The components of the Company's income statement as a percentage of revenue are depicted in the following table for the three months ended December 31, 2000 and December 31, 1999:

                                                        Three Months Ended December 31,
                                                              % of                      % of
                                                  2000       Revenue        1999       Revenue
                                                 ------      -------      -------      -------
                                             (in thousands)            (in thousands)
Revenue                                          $8,469        100.0      $12,525        100.0
Cost of Revenue                                   5,598         66.1        8,337         66.6
                                                 ------        -----      -------        -----
Gross Margin                                      2,871         33.9        4,188         33.4

Operating Expenses
    SG&A                                          1,893         22.4        1,999         16.0
    Prod. Amortization                              343          4.0          237          1.8
                                                 ------        -----      -------        -----

Income from Continuing Oper.                        635          7.5        1,952         15.6
Other Income (Expense) (net)                        702          8.3          202          1.6
                                                 ------        -----      -------        -----
Income from Continuing Oper.
    Before Income Taxes                           1,337         15.8        2,154         17.2
Income Taxes                                        285          3.4          771          6.2
                                                 ------        -----      -------        -----
Income from Continuing Oper.                      1,052         12.4        1,383         11.0

Income from Operations of
 Discontinued Segment                                 0            0           83           .7
                                                 ------        -----      -------        -----

Net Income                                       $ 1,052        12.4      $ 1,466         11.7
                                                 =======       =====      =======        =====

Revenue

The Company earns revenue from sales of its products and services through contracts that are funded by the U.S. Government, both as a prime contractor or a subcontractor, as well as commercial and international organizations.

Internally, the Company classifies revenues in two separate categories on the basis of the contracts' procurement and development requirements: (i) contracts which require compliance with Government procurement and development standards ("Government Services") are classified as government revenue, and (ii) contracts conducted according to commercial practices ("Commercial Products and Services") are classified as commercial revenue, regardless of whether the end customer is a commercial or government entity. Sales of the Company's COTS products are classified as Commercial Products and Services revenue. SAT's revenue is also classified as Commercial Products and Services revenue.

For the three months ended December 31, 2000 and 1999, the Company's revenues were generated from the following sources:

                                           Three Months Ended December 31,
    Revenue Type                         2000                          1999
    ------------                         ----                          ----
    Commercial Products & Services
    Commercial Users                       47%                           52%
    U.S. Government Users                   1                             1
                                         ----                          ----
        Subtotal                           48                            53

    Government Services
    NOAA                                   41                            37
    NASA                                    5                             6
    Other U.S. Government Users             6                             4
                                         ----                          ----
        Subtotal                           52                            47

            Total                         100%                          100%
                                         ====                          ====

Based on the Company's revenue categorization system, the Company classified 48% and 53% of its revenue as Commercial Products and Services revenue with the remaining 52% and 47% classified as Government Services revenue for the three months ended December 31, 2000 and 1999, respectively. By way of comparison, if the revenues were classified strictly according to end-user (independent of the Company's internal revenue categorization system), the U.S. Government would account for 53% and 48% of the total revenues for the three months ended December 31, 2000 and 1999, respectively.

On a consolidated basis, revenue decreased 32%, or $4.0 million, to $8.5 million for the three months ended December 31, 2000, from $12.5 million for the three months ended December 31, 1999. The decrease was due in large part to a decline in SAT's revenues, which accounted for approximately $2.1 million of the decrease. The decline in SAT's revenues between the two periods was primarily due to the fact that SAT recognized nearly one-half of its entire fiscal year 2000 revenue in the quarter ended December 31, 1999, as large deliveries of equipment were recorded during that quarter. In addition to the decrease in SAT's revenue, the Company's revenue from pass-through equipment declined from approximately $2.2 million in the first quarter last year to $1.1 million in the current quarter, representing a $1.1 million decrease. The remaining revenue decrease between periods resulted from lower service revenues in the Company's Commercial Products and Services Group and the Company's Government Service Group.

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

During the three months ended December 31, 2000, cost of revenue decreased to $5.6 million from $8.3 million during the three months ended December 31, 1999, which decrease was due primarily to decreases in direct labor, related overhead costs and equipment and subcontract pass-throughs. Cost of revenue expressed as a percentage of revenue remained virtually unchanged at approximately 66%.

The Company's gross margin decreased 31%, or $1.3 million, to $2.9 million for the three months ended December 31, 2000 from $4.2 million for the three months ended December 31, 1999. The decrease was principally due to a decline in revenue and related cost of revenue. Gross margin as a percentage of revenue was 33.9% during the three months ended December 31, 2000 compared to 33.4% for the three months ended December 31, 1999. This increase is considered immaterial by the Company.

Operating Expenses/Income from Operations

Selling, General & Administrative expenses (SG&A) decreased slightly to approximately $1.9 million during the three months ended December 31, 2000 from $2.0 million in the quarter ended December 31, 1999. As a percentage of revenue, SG&A accounted for 22.4% of revenue for the three months ended December 31, 2000 compared to 16.0% in the quarter ended December 31, 1999. Product amortization increased from $237,000 for the three months ended December 31, 1999 to $343,000 for the three months ended December 31, 2000 due to increases in capitalized software development costs.

Income from operations decreased 68.3% to $635,000 for the three months ended December 31, 2000 from $2.0 million for the three months ended December 31, 1999. As a percentage of revenue, income from operations decreased to 7.5% for the three months ended December 31, 2000 from 15.6% for the prior year's first quarter. The foregoing percentage decreases are primarily the result of an increase in product amortization expense coupled with an increase in SG&A as a percentage of revenue.

The Company's effective tax rate declined from 35.8% for the three months ended December 31, 1999 to 21.3% for the three months ended December 31, 2000. The decrease was a result of approximately $550,000 of tax-free interest income recorded in the current quarter.

                                    OUTLOOK
                                    -------

This outlook section contains forward-looking statements, including but not necessarily limited to projections, all of which are based on current expectations. There is no assurance that the Company's projections will in fact be achieved and these projections do not reflect any acquisitions or divestitures which may occur in the future. Reference should be made to the various important factors listed under the heading "Forward Looking Statements" that could cause actual future results to differ materially.

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

Looking forward to fiscal year 2001 in its entirety, the Company is anticipating growth in revenue, operating income, net income, and fully diluted earnings per share (excluding discontinued operations and certain non-recurring items recorded last fiscal year), of approximately 10%, 30%, 30%, and 20% respectively.

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

For the three months ended December 31, 2000, the Company generated approximately $1.0 million of cash from operating activities, and used approximately $1.3 million for investing activities, including approximately $600,000 for newly capitalized software development costs and $700,000 for the purchase of fixed assets (principally new computers and equipment).

The Company has access to a general line of credit facility through which it could borrow up to $9.0 million for operating purposes and has an additional line of credit with the bank amounting to $6.0 million, which can be used for corporate acquisitions. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The lines of credit are secured by the Company's billed and unbilled accounts receivable and have certain financial covenants, including minimum net worth and liquidity ratios. The lines expire February 28, 2002.
The Company also has a line of credit with another bank for $425,000. This line expires on August 2, 2001. At December 31, 2000, the Company had no amounts outstanding under the lines of credit.

The Company also has access to a $2.0 million equipment lease line of credit under which it had approximately $560,000 outstanding as of December 31, 2000.

The Company currently anticipates that its current cash balances, amounts available under its lines of credit and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. The Company believes that inflation did not have a material impact on the Company's revenues or income from operations during the quarter ended December 31, 2000 or in past fiscal years.

                           Forward Looking Statements
                           --------------------------

Certain of the statements contained in this section, including those under the headings "Outlook" and "Liquidity and Capital Resources," and in other parts of this 10-Q, are forward looking. In addition, from time to time, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "continue", or other similar words, including statements as to the intent, belief, or current expectations of the Company and its directors, officers, and management with respect to the Company's future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. While the Company believes that these statements are and will be accurate, a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's statements. The Company's business is dependent upon general economic conditions and upon various conditions specific to its industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may effect the Company's business, other than those described elsewhere herein, include the following:

     . A significant portion of the Company's revenue is derived from contracts or subcontracts funded by the U.S. Government, which are subject to termination without cause, government regulations and audits, competitive bidding, and the budget and funding process of the U.S. Government.

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

     . The intense competition in the satellite ground system industry could harm the Company's financial performance.

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

                                    INTEGRAL SYSTEMS, INC.
                                    ---------------------
                                    (Registrant)



Date:    February 14, 2001        By:                     /s/
         -----------------            -----------------------------------------
                                      Thomas L. Gough
                                      President & Chief Operating Officer



Date:    February 14, 2001        By:                     /s/
         -----------------            -----------------------------------------
                                      Elaine M. Parfitt
                                      Vice President & Chief Financial Officer