Form 10-Q
period 2001-03-31
INTEGRAL SYSTEMS INC /MD/
filed 2001-05-15
CIK 718130

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549

                                   FORM 10-Q
(mark one)

 X      Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
---

        For the quarterly period ended March 31, 2001 or
                                       --------------
---     Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the transition period from        to
                                       -------  -------

Commission file number       0-18603
                             -------

                            INTEGRAL SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Maryland                                  52-1267968
--------------------------------------------------------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)


     5000 Philadelphia Way, Lanham, MD                      20706
--------------------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code       (301) 731-4233
                                                    ---------------------------

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


                            Yes     X        No
                                ---------        ---------


Registrant had 9,454,418 shares of common stock outstanding as of April 30, 2001

                             INTEGRAL SYSTEMS, INC.
                               TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION:

  Item 1.  Financial Statements

     Balance Sheets - March 31, 2001 and September 30, 2000.............   1

     Statements of Operations - Three and Six Months Ended
        March 31, 2001 and March 31, 2000...............................   3

     Statement of Stockholders' Equity - Six Months
        Ended March 31, 2001............................................   5

     Statements of Cash Flow - Six Months Ended
        March 31, 2001 and March 31, 2000...............................   6

     Notes to Financial Statements......................................   7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................   9

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk...  18

PART II.   OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8-K.............................  18

PART I.  FINANCIAL INFORMATION
------------------------------

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     March 31,
                                       2001               September 30,
                                   (unaudited)                2000
                                  -------------           -------------
           ASSETS
           ------
CURRENT ASSETS
  Cash                              $17,229,730              17,558,331
  Marketable Securities              49,136,000              49,966,000
  Accounts and Other Receivables     14,611,710              13,502,293
  Notes Receivable                      573,408                 600,000
  Prepaid Expenses                      205,342                 190,075
  Income Taxes Receivable             1,664,049               1,655,290
                                   ------------           -------------
TOTAL CURRENT ASSETS                 83,420,239              83,471,989

PROPERTY AND EQUIPMENT                4,849,174               4,471,838
  Less:  Accum. Depreciation
         and Amortization             2,233,778               2,267,437
                                   ------------           -------------
TOTAL PROPERTY AND EQUIPMENT          2,615,396               2,204,401

OTHER ASSETS
  Software Development Costs, net     3,899,362               3,188,783
  Deposits                               55,545                  45,724
                                   ------------           -------------
TOTAL OTHER ASSETS                    3,954,907               3,234,507

TOTAL ASSETS                        $89,990,542             $88,910,897
                                   ============           =============


       The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                March 31,
                                                                  2001                September 30,
LIABILITIES & STOCKHOLDERS' EQUITY                             (unaudited)               2000
----------------------------------                             -----------           -------------
CURRENT LIABILITIES
          Accounts Payable                                     $ 1,980,183             $ 1,914,985
          Accrued Expenses                                       2,781,407               2,618,512
          Capital Leases Payable                                   275,437                 454,154
          Billings in Excess of Costs                            1,025,935               1,832,520
          Deferred Income Taxes                                    108,178                 132,925
                                                             -------------           -------------
TOTAL CURRENT LIABILITIES                                        6,171,140               6,953,096

LONG TERM LIABILITIES
          Capital Leases Payable                                   169,908                 259,951
                                                             -------------           -------------
TOTAL LONG TERM LIABILITIES                                        169,908                 259,951

STOCKHOLDERS' EQUITY
          Common Stock, $.01 par value,
          40,000,000 shares authorized, and
          9,453,718 and 9,427,368 shares issued
          and outstanding at March 31, 2001
          and September 30, 2000, respectively                      94,537                  94,274
          Additional Paid-in Capital                            65,813,421              65,702,313
          Retained Earnings                                     17,741,536              15,901,263
                                                             -------------           -------------

TOTAL STOCKHOLDERS' EQUITY                                      83,649,494              81,697,850
                                                             -------------           -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $89,990,542             $88,910,897
                                                             =============          ==============

       The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended                                  Six Months Ended
                                                     March 31,                                           March 31,
                                         2001                      2000                      2001                      2000
                                      (unaudited)               (unaudited)               (unaudited)               (unaudited)
                                      ------------              ------------              ------------              ------------
Revenue                                $9,544,596               $11,101,560               $18,013,272               $23,626,915

Cost of Revenue
     Direct Labor                       2,711,556                 3,306,690                 4,905,549                 6,030,079
     Overhead Costs                     1,963,885                 2,227,202                 3,743,475                 4,523,841
     Travel and other Direct Costs        388,771                   366,932                   784,270                   761,675
     Direct Equipment & Subcontracts    1,731,980                 2,532,052                 2,960,392                 5,454,957
                                     ------------            --------------            --------------            --------------
Total Cost of Revenue                   6,796,192                 8,432,876                12,393,686                16,770,552
                                     ------------            --------------            --------------            --------------

Gross Margin                            2,748,404                 2,668,684                 5,619,586                 6,856,363
                                     ------------            --------------            --------------            --------------

Selling, General & Administrative       1,903,637                 1,854,513                 3,796,923                 3,853,089
Terminated Acquisition Costs                    0                   141,123                         0                   141,123
Product Amortization                      342,500                   237,500                   685,000                   475,000
                                     ------------            --------------            --------------            --------------

Income From Operations                    502,267                   435,548                 1,137,663                 2,387,151
Other Income (Expense)
     Interest Income                      626,708                   488,493                 1,442,427                   758,365
     Interest Expense                     (15,359)                  (22,874)                  (31,531)                  (51,437)
     Miscellaneous, net                   (40,983)                  (23,671)                 (138,486)                  (62,900)
                                     ------------              ------------              ------------              ------------
Total Other Income (Expense)              570,366                   441,948                 1,272,410                   644,028

Income from Continuing Operations
     Before Income Taxes                1,072,633                   877,496                 2,410,073                 3,031,179
                                     ------------              ------------              ------------              ------------

Provision for Income Taxes                284,600                   173,968                   569,800                   944,394
                                     ------------            --------------            --------------            --------------

Income from Continuing Operations         788,033                   703,528                 1,840,273                 2,086,785
                                     ------------            --------------            --------------            --------------

Discontinued Operations
     Income from Operations of
     Discontinued Segment
       (Net of Tax)                             0                  33,161                         0                   116,156
                                     ------------            ------------              ------------              ------------

Net Income                               $788,033              $  736,689                $1,840,273                $2,202,941
                                     ============            ============              ============              ============

       The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)


                                                     Three Months Ended                             Six Months Ended
                                                         March 31,                                      March 31,
                                                2001                   2000                    2001                    2000
                                             (unaudited)            (unaudited)             (unaudited)             (unaudited)
                                          -----------------       ----------------       -----------------       -----------------
Weighted Average Number of Common
Shares Outstanding During Period                  9,452,318              8,620,006               9,446,718               8,423,002
                                          =================       ================       =================       =================

Earnings per Share - Basic
  Income from Continuing Oper.                   $     0.08             $     0.08              $     0.19              $     0.25
  Income from Discont. Oper.                     $     0.00             $     0.01              $     0.00              $     0.01
                                          -----------------       ----------------       -----------------       -----------------

Net Income                                       $     0.08             $     0.09              $     0.19              $     0.26
                                          =================       ================       =================       =================

Diluted Shares Outstanding                        9,608,517              9,158,494               9,586,787               8,762,992
                                          =================       ================       =================       =================

Earnings per Share - Diluted
  Income from Continuing Oper.                   $     0.08             $     0.08              $     0.19              $     0.24
  Income from Discont. Oper.                     $     0.00             $     0.00              $     0.00              $     0.01
                                          -----------------       ----------------       -----------------       -----------------

Net Income                                       $     0.08             $     0.08              $     0.19              $     0.25
                                          =================       ================       =================       =================

      The accompanying notes are an integral part of these consolidated financial statements.

                            INTEGRAL SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED MARCH 31, 2001
                                  (unaudited)


                                                           Common
                                            Number          Stock            Additional
                                              of           at Par              Paid-in           Retained
                                            Shares          Value              Capital           Earnings            Total
                                      --------------    -------------      ---------------    ---------------   ----------------
Balance September 30, 2000                 9,427,368          $94,274          $65,702,313        $15,901,263        $81,697,850

Exercise of Stock Options                     26,350              263              111,108                  -            111,371

Net income                                         -                -                    -          1,840,273          1,840,273
                                      --------------    -------------      ---------------    ---------------   ----------------

Balance March 31, 2001                     9,453,718          $94,537          $65,813,421        $17,741,536        $83,649,494
                                      ==============    =============      ===============    ===============   ================


       The accompanying notes are an integral part of these consolidated financial statements.

                            INTEGRAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the Six Months Ended
                                                                               March 31,
                                                                  2001                          2000
                                                              (unaudited)                    (unaudited)
                                                             -------------                  -------------
Cash flows from operating activities:

Net income                                                     $ 1,840,273                   $  2,202,941
                                                           ---------------               ----------------

Adjustments to reconcile net income to
   net cash provided by operating activities:
         Depreciation and amortization                           1,216,054                        995,782
         Loss on disposal of fixed assets                            2,229                         32,498
         Deferred Income taxes, net                                (24,747)                       (46,894)
         (Increase) decrease in:
              Accounts receivable and other receivables         (1,109,417)                     1,312,744
              Prepaid expenses and deposits                        (25,088)                        (4,335)
         (Decrease) increase in:
              Accounts payable                                      65,198                        310,356
              Accrued expenses                                     162,895                       (333,425)
              Billings in excess of cost                          (806,585)                        (5,410)
              Income taxes payable, net                             (8,759)                    (1,001,484)
                                                          ----------------             ------------------
Total adjustments                                                 (528,220)                     1,259,832
                                                          ----------------             ------------------

Net cash provided by operating activities                        1,312,053                      3,462,773
                                                          ----------------             ------------------

Cash flows from investing activities:
         Marketable securities                                     830,000                    (39,127,257)
         Acquisition of fixed assets                              (944,278)                      (538,243)
         Software development costs                             (1,395,579)                      (928,431)
                                                          ----------------             ------------------

Net cash used in investing activities                           (1,509,857)                   (40,593,931)
                                                          ----------------             ------------------

Cash flow from financing activities:
         Payments on notes receivable                               26,592                              0
         Proceeds from issuance of common stock                    111,371                     41,601,479
         Payments on capital lease obligations                    (268,760)                      (297,275)
                                                          ----------------             ------------------

Net cash (used) provided by financing activities                  (130,797)                    41,304,204
                                                          ----------------             ------------------

Net (decrease) in cash                                            (328,601)                     4,173,046

Cash - beginning of year                                        17,558,331                      9,267,207
                                                          ----------------             ------------------

Cash - end of period                                           $17,229,730                   $ 13,440,253
                                                          ================             ==================

       The accompanying notes are an integral part of these consolidated financial statements.

                             INTEGRAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of Presentation
     ---------------------

     The interim financial statements include the accounts of Integral Systems, Inc. (ISI or the Company) and its wholly-owned subsidiaries, SAT Corporation (SAT), Integral Systems Europe (ISI Europe), and InterSys, Inc. (INTSYS). Because the merger of the Company and SAT qualified as a tax-free reorganization and has been accounted for as a pooling of interests, the consolidated financial statements have been restated for all periods prior to the acquisition of SAT to include the combined financial results of the Company and SAT. The effect of the restatement was to reduce net income and both basic and diluted earnings per share for the three months ended March 31, 2000 by $50,749 and $.01, respectively, and to increase net income for the six months ended March 31, 2000 by $155,390 but decrease basic earnings per share for that period by $.01. Furthermore, since the assets of its subsidiary Integral Marketing, Inc. (IMI) were disposed of during the year ended September 30, 2000, IMI is presented as discontinued operations in the consolidated statements of operations.

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

2.    Accounts Receivable
      -------------------

      Accounts receivable at March 31, 2001 and September 30, 2000 consist of the following:

                                 March 31, 2001          Sept. 30, 2000
                              ------------------      ------------------
          Billed                 $     6,820,254         $     5,045,075
          Unbilled                     7,637,043               8,223,557
          Other                          154,413                 233,661
                              ------------------      ------------------
          Total                  $    14,611,710         $    13,502,293
                              ==================      ==================

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

                             INTEGRAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

3.   Line of Credit
     --------------

     The Company has a line of credit agreement with a local bank for $9.0 million for operating purposes and an additional line of credit with the bank amounting to $6.0 million, to be used for corporate acquisitions. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The lines of credit are secured by the Company's billed and unbilled accounts receivable and have certain financial covenants, including minimum net worth and liquidity ratios. The lines expire February 28, 2002. The Company also has a line of credit with another bank for $425,000. This line expires on August 2, 2001. At March 31, 2001, the Company had no amounts outstanding under the lines of credit.

4.   Capital Leases
     --------------

     The Company has access to a $2.0 million equipment lease line of credit that had a balance of $445,345 at March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
          ------------------------------------------------------------

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

In March 2001 the Company formed a wholly-owned subsidiary, Integral Systems' Europe S.A.S. ("ISI Europe") with headquarters in Toulouse, France. The new subsidiary serves as the focal point for the support of all of Integral's European business.

The consolidated financial statements of the Company presented herein have been restated for all periods prior to the acquisition of SAT to include the combined financial results of the Company and SAT.

Results of Operations

The components of the Company's income statement as a percentage of revenue are depicted in the following table for the three months ended March 31, 2001 and March 31, 2000:


                                                                 Three Months Ended March 31,
                                                                   % of                                     % of
                                                2001             Revenue               2000                Revenue
                                               ------         -------------           -------           ------------
                                          (in thousands)                          (in thousands)
Revenue                                        $9,544              100.0             $11,102                100.0
Cost of Revenue                                 6,796               71.2               8,433                 76.0
                                               ------              -----             -------                -----

Gross Margin                                    2,748               28.8               2,669                 24.0

Operating Expenses
    SG&A                                        1,903               19.9               1,855                 16.7
   Term. Acquisition Costs                          0                  0                 141                  1.3
   Prod. Amortization                             343                3.6                 238                  2.1
                                               ------              -----             -------                -----

Income from Continuing Oper.                      502                5.3                 435                  3.9
Other Income (Expense) (net)                      571                6.0                 442                  4.0
                                               ------              -----             -------                -----

Income from Continuing Oper.                    1,073               11.3                 877                  7.9
 Before Income Taxes

Income Taxes                                      285                3.0                 173                  1.6
                                               ------              -----             -------                -----
Income from Continuing Oper.                      788                8.3                 704                  6.3

Income from Operations of
 Discontinued Segment                               0                  0                  33                   .3
                                               ------              -----             -------                -----

Net Income                                     $  788                8.3             $   737                  6.6
                                               ======              =====             =======                =====


Revenue

The Company earns revenue from sales of its products and services through contracts that are funded by the U.S. Government, both as a prime contractor or a subcontractor, as well as commercial and international organizations.

Internally, the Company classifies revenues in two separate categories on the basis of the contracts' procurement and development requirements: (i) contracts which require compliance with Government procurement and development standards ("Government Services") are classified as government revenue, and (ii) contracts conducted according to commercial practices ("Commercial Products and Services") are classified as commercial revenue, regardless of whether the end customer is a commercial or government entity. Sales of the Company's COTS products are classified as Commercial Products and Services revenue. SAT's and ISI Europe's revenue is also classified as Commercial Products and Services revenue.

For the three months ended March 31, 2001 and 2000, the Company's revenues were generated from the following sources:

                                              Three Months Ended March 31,
     Revenue Type                                2001              2000
     ------------                                ----              ----

     Commercial Products & Services
     Commercial Users                              44%               46%
     U.S. Government Users                          1                 1
                                                 ----              ----
        Subtotal                                   45                47

     Government Services
     NOAA                                          40                42
     NASA                                           5                 6
     Other U.S. Government Users                   10                 5
                                                 ----              ----
        Subtotal                                   55                53

           Total                                  100%              100%
                                                 ====              ====

Based on the Company's revenue categorization system, the Company classified 45% and 47% of its revenue as Commercial Products and Services revenue with the remaining 55% and 53% classified as Government Services revenue for the three months ended March 31, 2001 and 2000, respectively. By way of comparison, if the revenues were classified strictly according to end-user (independent of the Company's internal revenue categorization system), the U.S. Government would account for 56% and 54% of the total revenues for the three months ended March 31, 2001 and 2000, respectively.

On a consolidated basis, revenue decreased 14%, or $1.6 million, to $9.5 million for the three months ended March 31, 2001, from $11.1 million for the three months ended March 31, 2000. The decrease was principally due to a decline in the Company's revenue from pass-through equipment, which declined from approximately $2.7 million in the second quarter last year to $1.7 million in the current quarter, representing a $1.0 million decrease. Most of the remaining revenue decrease is attributable to a $600,000 revenue decline at SAT.


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

During the three months ended March 31, 2001, cost of revenue decreased by $1.6 million from $8.4 million during the three months ended March 31, 2000 to $6.8 million at March 31, 2001. The decrease was due primarily to decreases in direct labor, related overhead costs and equipment and subcontract pass-throughs. Cost of revenue expressed as a percentage of revenue decreased to approximately 71.2% at March 31, 2001 compared to 76.0% at March 31, 2000, which decrease was primarily due to a lower percentage of equipment and subcontract costs in the fiscal year 2001 cost of revenue mix.

The Company's gross margin increased $100,000, or 3% to $2.8 million for the three months ended March 31, 2001 from $2.7 million for the three months ended March 31, 2000 despite $1.6 million of lower revenue. The increase was principally due to a decline in cost of revenue as discussed above. Gross margin as a percentage of revenue was 28.8% during the three months ended March 31, 2001 compared to 24.0% for the three months ended March 31, 2000. This increase is primarily attributable to an increase in SAT's gross margin percentages.

Operating Expenses/Income from Operations

Selling, General & Administrative expenses (SG&A) increased slightly to approximately $1.9 million during the three months ended March 31, 2001 from $1.8 million in the quarter ended March 31, 2000. As a percentage of revenue, SG&A accounted for 19.9% of revenue for the three months ended March 31, 2001 compared to 16.7% in the quarter ended March 31, 2000. The change in percentage of revenue was primarily due to decreases in revenue discussed above. The Company believes that its current SG&A spending level is representative of current and future trends.

Product amortization increased from $238,000 for the three months ended March 31, 2000 to $343,000 for the three months ended March 31, 2001 due to increases in capitalized software development costs. During the three months ended March 31, 2000, the Company incurred approximately $140,000 of costs related to a planned acquisition that did not materialize. Such costs did not recur during the three months ended March 31, 2001.

Income from operations increased 15.4% to $502,000 for the three months ended March 31, 2001 from $435,000 for the three months ended March 31, 2000. As a percentage of revenue, income from operations increased to 5.3% for the three months ended March 31, 2001 from 3.9% for the prior year's second quarter. The foregoing dollar and percentage increases are primarily the result of an improvement in the Company's gross margin coupled with the elimination of terminated acquisition costs during the three months ended March 31, 2001.

Income from continuing operations before income taxes increased by $200,000 to $1.1 million from $900,000 between the comparable periods principally due to an increase in interest income of $140,000 and the increase in income from operations discussed above.

The Company's effective tax rate increased from 19.8% for the three months ended March 31, 2000 to 26.6% for the three months ended March 31, 2001. The increase was a result of a lower mix of tax-free interest income recorded in the current quarter than in the prior year's quarter.

Income from discontinued operations was $33,000 during the three months ended March 31, 2000. There was no comparable income from discontinued operations in the current three-month period.

As a result of the above, net income rose to approximately $800,000 from approximately $700,000 during the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

      COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
      --------------------------------------------------------------------


The components of the Company's income statement as a percentage of revenue are depicted in the following table for the six months ended March 31, 2001 and March 31, 2000:

                                                            Six Months Ended March 31,
                                              2001          % of                2000        % of
                                            -------        Revenue            -------      Revenue
                                        (in thousands)     -------         (in thousands)  -------

Revenue                                     $18,013          100.0            $23,627           100.0
Cost of Revenue                              12,393           68.8             16,771            71.0
                                            -------          -----            -------           -----

Gross Margin                                  5,620           31.2              6,856            29.0

Operating Expenses
    SG&A                                      3,797           21.1              3,853            16.3
    Term Acquisition Cost                         0              0                141              .6
    Prod. Amortization                          685            3.8                475             2.0
                                            -------          -----            -------           -----

Income from Continuing Oper.                  1,138            6.3              2,387            10.1
Other Income (Expense)  (net)                 1,272            7.1                644             2.7
                                            -------          -----            -------           -----

Income from Continuing Oper.
    Before Income Taxes                       2,410           13.4              3,031            12.8

Income Taxes                                    570            3.2                944             4.0
                                            -------          -----            -------           -----
Income from Continuing Oper.                  1,840           10.2              2,087             8.8

Income from Operations of
    Discontinued Segment                          0              0                116              .5
                                            -------          -----            -------           -----

Net Income                                  $ 1,840           10.2            $ 2,203             9.3
                                            =======          =====            =======           =====

Revenue
-------


For the six months ended March 31, 2001 and 2000 the Company's revenues were generated from the following sources:

                                           Six Months Ended March 31,
     Revenue Type                          2001                  2000
     ------------

     Commercial Products and Services
     Commercial Users                        48%                   49%
     U.S. Government Users                    1                     1
                                           ----                  ----
        Subtotal                             49                    50


     Government Services
     NOAA                                    38                    40
     NASA                                     5                     6
     Other U.S. Government Users              8                     4
                                           ----                  ----
        Subtotal                             51                    50

           Total                            100%                  100%
                                           ====                  ====

Based on the Company's revenue categorization system, the Company classified 49% and 50% of its revenue as Commercial Products and Services revenue with the remaining 51% and 50% classified as Government Services revenue for the six months ended March 31, 2001 and 2000, respectively. By way of comparison, if the revenues were classified strictly according to end-user (independent of the Company's internal revenue categorization system), the U.S. Government would account for 52% and 51% of the total revenues for the six months ended March 31, 2001 and 2000, respectively.

On a consolidated basis, revenue decreased 24%, or $5.6 million, to $18.0 million for the six months ended March 31, 2001 from $23.6 million for the six months ended March 31, 2000. The decrease was due in part to a decline in the Company's revenue from pass-through equipment, which declined from approximately $4.9 million in the first half last year to $2.9 million in the current half year, representing a $2.0 million decrease. Most of the remaining revenue decrease is attributable to a $2.7 million revenue decline at SAT, which recorded in excess of 72% of its entire fiscal year 2000 revenue during the first half of that year. Licenses and engineering service revenues also declined by $900,000 between the periods being compared.


Cost of Revenue/Gross Margin

During the six months ended March 31, 2001, cost of revenue decreased 26.1% or $4.4 million to $12.4 million from $16.8 million during the six months ended March 31, 2000. The decrease was due to decreases in direct labor, related overhead costs and equipment and subcontract pass-throughs. Cost of revenue expressed as a percentage of revenues decreased to 68.8% for the six months ended March 31, 2001 from 71.0% for the six months ended March 31, 2000, which decrease was primarily due to a lower percentage of equipment and subcontract costs in the fiscal year 2001 cost of revenue mix.

The Company's gross margin decreased $1.2 million, or 18.0%, to $5.6 million for the six months ended March 31, 2001 from $6.8 million for the six months ended March 31, 2000. The decrease was principally due to the $5.6 million decline in revenue discussed above. Gross margin as a percentage of revenue was 31.2% during the six months ended March 31, 2001 compared to 29.0% for the six months ended March 31, 2000. This increase is primarily attributable to an increase in SAT's gross margin percentages.


Operating Expenses/Income from Operations

SG&A basically remained unchanged at $3.8 million for the six months ended March 31, 2001 when compared with the six months ended March 31, 2000. As a percentage of revenue, SG&A accounted for 21.1% of revenue for the six months ended March 31, 2001 compared to 16.3% in the half year ended March 31, 2000. The change in percentage of revenue was primarily due to the decreases in revenue discussed above. The Company believes that its current SG&A spending level is representative of current and future trends.

Product amortization increased to $685,000 for the six months ended March 31, 2001 compared to $475,000 for the six months ended March 31, 2000. The Company recorded expenses of approximately $140,000 during the six months ended March 31, 2000 with respect to an unsuccessful acquisition attempt. Such costs did not recur during the six months ended March 31, 2001.

Income from operations decreased $1.3 million, or 52.3%, to $1.1 million for the six months ended March 31, 2001 from $2.4 million for the six months ended March 31, 2000, which decrease was primarily due to decreases in gross margin dollars described above coupled with higher product amortization expenses. As a percentage of revenue, income from operations decreased to 6.3% for the six months ended March 31, 2001 from 10.1% for the prior fiscal year's first half. This decrease was principally the result of a higher percentage of SG&A and other operating expenses against revenue in the first six months of fiscal year 2001 compared to the same half of the last fiscal year.

During the six months ended March 31, 2001, the Company recorded $1.4 million of interest income, which was principally derived from cash invested from the Company's two private placement equity infusions that occurred in June 1999 and February 2000. Since a significant portion of such investment was related to tax-free debt securities, the Company's effective tax rate was only 23.6% for the six months ended March 31, 2001 compared to 31.2% for the six months ended March 31, 2000.

Income from discontinued operations was $116,000 during the six months ended March 31, 2000. There was no comparable income from discontinued operations in the current six-month period.

As a result of the above, net income decreased to approximately $1.8 million from approximately $2.2 million during the six months ended March 31, 2001 compared to the six months ended March 31, 2000.


                                    Outlook
                                    -------

This outlook section contains forward-looking statements, including but not necessarily limited to projections, all of which are based on current expectations. There is no assurance that the Company's projections will in fact be achieved and these projections do not reflect any acquisitions or divestitures, which may occur in the future. Reference should be made to the various important factors listed under the heading "Forward Looking Statements" that could cause actual future results to differ materially.

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

Looking forward to fiscal year 2001 in its entirety, the Company is anticipating revenue levels comparable to amounts recorded in fiscal year 2000. Operating income, net income, and fully diluted earnings per share (excluding discontinued operations and certain non-recurring items recorded last fiscal year), are anticipated to be approximately 10% to 20% greater for fiscal year 2001 than the amounts recorded in fiscal year 2000.


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

For the six months ended March 31, 2001, the Company generated approximately $1.3 million of cash from operating activities, and used approximately $1.5 million for investing activities, including approximately $1.4 million for newly capitalized software development costs and $900,000 for the purchase of fixed assets.

The Company has access to a general line of credit facility through which it could borrow up to $9.0 million for operating purposes and has an additional line of credit with the bank amounting to $6.0 million, which can be used for corporate acquisitions. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The lines of credit are secured by the Company's billed and unbilled accounts receivable and have certain financial covenants, including minimum net worth and liquidity ratios. The lines expire February 28, 2002.
The Company also has a line of credit with another bank for $425,000. This line expires on August 2, 2001. At March 31, 2001, the Company had no amounts outstanding under the lines of credit.

The Company also has access to a $2.0 million equipment lease line of credit that had a balance of approximately $445,000 at March 31, 2001.

The Company currently anticipates that its current cash balances, amounts available under its lines of credit and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. The Company believes that inflation did not have a material impact on the Company's revenues or income from operations during the six months ended March 31, 2001 or in past fiscal years.

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

     3.2 Amended and Restated Bylaws of the Company (Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year ended September 30, 2000 filed with the Commission on December 21, 2000).

     11.1  Computation of Per Share Earnings.



b.   Reports on Form 8-K
     -------------------

     None.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INTEGRAL SYSTEMS, INC.
                                    ---------------------
                                        (Registrant)



Date:    May 14, 2001             By:                 /s/
         ------------------           --------------------------------------
                                      Thomas L. Gough
                                      President & Chief Operating Officer



Date:    May 14, 2001             By:                /s/
         ------------------           --------------------------------------
                                      Elaine M. Parfitt
                                      Vice President & Chief Financial Officer