Form 10-Q
period 2001-06-30
INTEGRAL SYSTEMS INC /MD/
filed 2001-08-16
CIK 718130

THIS DOCUMENT IS A COPY OF THE QUARTERLY REPORT ON FORM 10-Q FILED ON AUGUST 15, 2001 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(mark one)
   X      Quarterly report pursuant to Section 13 or 15 (d) of the Securities
-------
          Exchange Act of 1934

          For the quarterly period ended June 30, 2001 or
                                         -------------

_______ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the transition period from ____________ to ______________

Commission file number       0-18603
                             -------


                             INTEGRAL SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Maryland                                    52-1267968
--------------------------------------------------------------------------------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                   Identification No.)


         5000 Philadelphia Way, Lanham, MD                       20706
--------------------------------------------------------------------------------
         (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code        (301) 731-4233
                                                  ------------------------------

________________________________________________________________________________
      (Former name, address and fiscal year, if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X           No  _____
                           -----


Registrant had 9,488,978 shares of common stock outstanding as of July 31, 2001

                             INTEGRAL SYSTEMS, INC.

                                TABLE OF CONTENTS

                                                                                                         Page No.
                                                                                                         --------
PART I.   FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Balance Sheets - June 30, 2001 and September 30, 2000 .........................................    1

         Statements of Operations - Three and Nine Months Ended
            June 30, 2001 and June 30, 2000 ............................................................    3

         Statement of Stockholders' Equity - Nine Months
            Ended June 30, 2001 ........................................................................    5

         Statements of Cash Flow - Nine Months Ended
            June 30, 2001 and June 30, 2000 ............................................................    6

         Notes to Financial Statements .................................................................    7

     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations ...............................................................    9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...............................   18

PART II.  OTHER INFORMATION:

     Item 4.  Submission of Matters to a Vote of Security Holders ......................................   18

     Item 6.  Exhibits and Reports on Form 8-K .........................................................   18

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements
-----------------------------

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 2001 and September 30, 2000


ASSETS

                                            June 30,
                                              2001             September 30,
                                          (unaudited)              2000
                                        -----------------    -----------------
CURRENT ASSETS
   Cash                                   $17,735,316           $17,558,331
   Marketable Securities                   48,926,000            49,966,000
   Accounts Receivable                     16,347,968            13,502,293
   Notes Receivable                           546,483               600,000
   Prepaid Expenses                           354,582               190,075
   Income Taxes Receivable                  1,173,251             1,655,290
                                          -----------           -----------
TOTAL CURRENT ASSETS                       85,083,600            83,471,989

PROPERTY AND EQUIPMENT                      5,414,144             4,471,838

   Less:  Accum. Depreciation and
     Amortization                           2,406,951             2,267,437
                                          -----------           -----------

TOTAL PROPERTY AND EQUIPMENT                3,007,193             2,204,401

OTHER ASSETS
   Software Development Costs               4,634,535             3,188,783
   Deposits                                    57,982                45,724
                                          -----------           -----------
TOTAL OTHER ASSETS                          4,692,517             3,234,507

TOTAL ASSETS                              $92,783,310           $88,910,897
                                          ===========           ===========


   The accompanying notes are an integral part of these consolidated financial statements.

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

                                                           June 30,
                                                             2001             September 30,
                                                          (unaudited)              2000
                                                       -----------------    -----------------
CURRENT LIABILITIES
      Accounts Payable                                    $ 3,435,566          $ 1,914,985
      Accrued Expenses                                      2,912,683            2,618,512
      Notes Payable - Line of Credit                          235,000                    0
      Capital Leases Payable                                  200,559              454,154
      Billings in Excess of Cost                              976,937            1,832,520
      Deferred Income Taxes                                   108,178              132,925
                                                          -----------          -----------
TOTAL CURRENT LIABILITIES                                   7,868,923            6,953,096
                                                          -----------          -----------

LONG TERM LIABILITIES
      Capital Leases Payable                                  144,259              259,951
                                                          -----------          -----------
TOTAL LONG TERM LIABILITIES                                   144,259              259,951

STOCKHOLDERS' EQUITY
      Common Stock, $.01 par value,
      40,000,000 shares authorized, and
      9,479,018 and 9,427,368 shares issued and
      outstanding at June 30, 2001 and September
      30, 2000, respectively                                   94,790               94,274
      Additional Paid-in Capital                           65,928,314           65,702,313
      Retained Earnings                                    18,747,024           15,901,263
                                                          -----------          -----------

TOTAL STOCKHOLDERS' EQUITY                                 84,770,128           81,697,850
                                                          -----------          -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $92,783,310          $88,910,897
                                                          ===========          ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  Three Months Ended                  Nine Months Ended
                                                      June 30,                            June 30,
                                                 2001             2000               2001             2000
                                            --------------   --------------     --------------   --------------
Revenue                                       $10,392,318      $8,520,097         $28,405,590      $32,147,012

Cost of Revenue
      Direct Labor                              2,834,597       2,718,251           7,740,146        8,748,330
      Overhead Costs                            1,916,358       2,041,144           5,659,833        6,564,985
      Travel and Other Direct Costs               287,479         451,903           1,071,749        1,213,578
      Direct Equipment & Subcontracts           2,677,446         878,046           5,637,838        6,333,003
                                              -----------      ----------         -----------      -----------
Total Cost of Revenue                           7,715,880       6,089,344          20,109,566       22,859,896
                                              -----------      ----------         -----------      -----------

Gross Margin                                    2,676,438       2,430,753           8,296,024        9,287,116
                                              -----------      ----------         -----------      -----------

Selling, General & Administrative               1,370,399       1,947,898           5,167,322        5,800,987
Terminated Acquisition Costs                            0            (620)                  0          140,503
Product Amortization                              342,500         237,500           1,027,500          712,500
                                              -----------      ----------         -----------      -----------

Income From Operations                            963,539         245,975           2,101,202        2,633,126

Other Income (Expense)
      Interest Income                             602,134         806,453           2,044,561        1,564,818
      Interest Expense                             (9,662)        (21,190)            (41,193)         (72,627)
      Miscellaneous, net                          (32,184)       (138,176)           (170,670)        (201,074)
                                              -----------      ----------         -----------      -----------
Total Other Income (Expense)                      560,288         647,087           1,832,698        1,291,117

Income from Continuing Operations
      Before Income Taxes                       1,523,827         893,062           3,933,900        3,924,243
                                              -----------      ----------         -----------      -----------

Provision for Income Taxes                        518,339          62,679           1,088,139        1,007,073
                                              -----------      ----------         -----------      -----------

Income from Continuing Operations               1,005,488         830,383           2,845,761        2,917,170
                                              -----------      ----------         -----------      -----------

Discontinued Operations
      Income from Operations of
      Discontinued Segment (Net of Tax)                 0           3,923                   0          120,079
                                              -----------      ----------         -----------      -----------

Net Income                                    $ 1,005,488      $  834,306         $ 2,845,761      $ 3,037,249
                                              ===========      ==========         ===========      ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                   (unaudited)

                                                 Three Months Ended                    Nine Months Ended
                                                      June 30,                              June 30,
                                                2001             2000                2001             2000
                                            ------------     ------------        ------------     ------------
Weighted Average Number of Common
Shares Outstanding During Period              9,464,818        9,404,657           9,452,751        8,630,220
                                             ==========       ==========          ==========       ==========
Earnings per Share - Basic
     Income from Continuing Oper.            $     0.11       $     0.09          $     0.30       $     0.34
     Income from Discont. Oper.              $     0.00       $     0.00          $     0.00       $     0.01
                                             ----------       ----------          ----------       ----------

Net Income                                   $     0.11       $     0.09          $     0.30       $     0.35
                                             ==========       ==========          ==========       ==========
Diluted Shares Outstanding                    9,690,170        9,707,622           9,570,947        9,122,870
                                             ==========       ==========          ==========       ==========

Earnings per Share - Diluted
     Income from Continuing Oper.            $     0.10       $     0.09          $     0.30       $     0.32
     Income from Discont. Oper.              $     0.00       $     0.00          $     0.00       $     0.01
                                             ----------       ----------          ----------       ----------

     Net Income                              $     0.10       $     0.09          $     0.30       $     0.33
                                             ==========       ==========          ==========       ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                             INTEGRAL SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED JUNE 30, 2001
                                   (unaudited)

                                                      Common
                                       Number         Stock        Additional
                                         Of           at Par         Paid-in          Retained
                                       Shares         Value          Capital          Earnings            Total
                                       ------         -----          -------          --------            -----
Balance September 30, 2000            9,427,368      $94,274       $65,702,313       $15,901,263       $81,697,850

Exercise of Stock Options                51,650          516           226,001                 -           226,517

Net income                                    -            -                 -         2,845,761         2,845,761
                                      ---------      -------       -----------       -----------       -----------

Balance June 30, 2001                 9,479,018      $94,790       $65,928,314       $18,747,024       $84,770,128
                                      =========      =======       ===========       ===========       ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                             INTEGRAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                 For the Nine Months Ended
                                                                                         June 30,
                                                                                2001                    2000
                                                                            ------------            ------------
Cash flows from operating activities:

Net income                                                                  $  2,845,761            $  3,037,249
                                                                            ------------            ------------

Adjustments to reconcile net income to
  net cash provided by operating activities:
              Depreciation and amortization                                    1,731,727               1,496,218
              Loss on disposal of fixed assets                                     2,229                  32,498
              Deferred Income taxes, net                                         (24,747)                (46,894)
              (Increase) decrease in:
                   Accounts receivable and other receivables                  (2,845,675)              1,090,866
                   Prepaid expenses and deposits                                (176,765)               (118,397)
              (Decrease) increase in:
                   Accounts payable                                            1,520,581              (1,377,709)
                   Accrued expenses                                              294,171                (780,243)
                   Billings in excess of cost                                   (855,583)               (923,831)
                   Income taxes payable, net                                     482,039              (1,100,531)
                                                                            ------------            ------------
Total adjustments                                                                127,977              (1,728,023)
                                                                            ------------            ------------

Net cash provided by operating activities                                      2,973,738               1,309,226
                                                                            ------------            ------------

Cash flows from investing activities:
              Marketable securities                                            1,040,000             (37,524,792)
              Acquisition of fixed assets                                     (1,509,248)               (632,467)
              Software development costs                                      (2,473,252)             (1,638,973)
                                                                            ------------            ------------

Net cash used in investing activities                                         (2,942,500)            (39,796,232)
                                                                            ------------            ------------

Cash flow from financing activities:
              Payments on notes receivable                                        53,517                       0
              Proceeds from line of credit                                       235,000                       0
              Proceeds from issuance of common stock                             226,517              41,846,305
              Payments on capital lease obligations                             (369,287)               (447,793)
                                                                            ------------            ------------

Net cash (used) provided by financing activities                                 145,747              41,398,512
                                                                            ------------            ------------

Net increase in cash                                                             176,985               2,911,506

Cash - beginning of year                                                      17,558,331               9,267,207
                                                                            ------------            ------------

Cash - end of period                                                        $ 17,735,316            $ 12,178,713
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

                             INTEGRAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Basis of Presentation
         ---------------------
         The interim financial statements include the accounts of Integral Systems, Inc. (ISI or the Company) and its wholly-owned subsidiaries, SAT Corporation (SAT), Integral Systems Europe (ISI Europe), and InterSys, Inc. (INTSYS). Because the acquisition by the Company of SAT qualified as a tax-free reorganization and has been accounted for as a pooling of interests, the consolidated financial statements have been restated for all periods prior to the acquisition of SAT to include the combined financial results of the Company and SAT. The effect of the restatement was to reduce net income and both basic and diluted earnings per share for the three months ended June 30, 2000 by $27,050 and $.01, respectively, and to increase net income for the nine months ended June 30, 2000 by $128,340 but decrease both basic and diluted earnings per share for that period by $.01. Furthermore, since the assets of its subsidiary Integral Marketing, Inc. (IMI) were disposed of during the year ended September 30, 2000, IMI is presented as discontinued operations in the consolidated statements of operations.

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

2.       Accounts Receivable
         -------------------
         Accounts receivable at June 30, 2001 and September 30, 2000 consist of the following:

                                           June 30, 2001    Sept. 30, 2000
                                           -------------    --------------
                Billed                     $   7,625,757    $    5,045,075
                Unbilled                       8,581,953         8,223,557
                Other                            140,258           233,661
                                           -------------    --------------
                Total                      $  16,347,968    $   13,502,293
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

         The Company's subsidiary SAT also has a line of credit with another bank for $425,000. At June 30, 2001, SAT had $235,000 outstanding under this line of credit.

4.       Capital Leases
         --------------
         The Company has access to a $2.0 million equipment lease line of credit that had a balance of $344,818 at June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
           -----------------------------------------------------------

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

Through its wholly-owned subsidiary SAT Corporation ("SAT"), acquired in August 2000, the Company also offers turnkey systems and software for satellite and terrestrial communications signal monitoring.

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

Results of Operations

The components of the Company's income statement as a percentage of revenue are depicted in the following table for the three months ended June 30, 2001 and June 30, 2000:

                                                              Three Months Ended June 30,
                                                                 % of                                 % of
                                            2001               Revenue           2000                Revenue
                                            ----               -------           ----                -------
                                       (in thousands)                       (in thousands)
Revenue                                   $10,392               100.0           $ 8,520               100.0
Cost of Revenue                             7,716                74.2             6,089                71.5
                                          -------               -----           -------               -----
Gross Margin                                2,676                25.8             2,431                28.5

Operating Expenses
   SG&A                                     1,370                13.2             1,948                22.8
   Term. Acquisition Costs                      0                   0                -1                   0
   Prod. Amortization                         343                 3.3               238                 2.8
                                          -------               -----           -------               -----

Income from Operations                        963                 9.3               246                 2.9
Other Income (Expense) (net)                  560                 5.4               647                 7.6
                                          -------               -----           -------               -----
Income from Continuing Oper                 1,523                14.7               893                10.5
   Before Income Taxes

Income Taxes                                  518                 5.0                63                  .8
                                          -------               -----           -------               -----

Income from Continuing Oper                 1,005                 9.7               830                 9.7

Income from Operations of
   Discontinued Segment                         0                   0                 4                  .1
                                          -------               -----           -------               -----

Net Income                                $ 1,005                 9.7           $   834                 9.8
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

For the three months ended June 30, 2001 and 2000, the Company's revenues were generated from the following sources:

                                               Three Months Ended June 30,
     Revenue Type                                2001              2000
     ------------                              --------        -------
     Commercial Products & Services
     Commercial Users                                40%             40%
     U.S. Government Users                            1               2
                                               --------        --------
          Subtotal                                   41              42

     Government Services
     NOAA                                            41              42
     Air Force                                       14               2
     Other U.S. Government Users                      4              14
                                               --------         -------
          Subtotal                                   59              58

               Total                                100%            100%
                                               ========         =======



Based on the Company's revenue categorization system, the Company classified 41% and 42% of its revenue as Commercial Products and Services revenue with the remaining 59% and 58% classified as Government Services revenue for the three months ended June 30, 2001 and 2000, respectively. By way of comparison, if the revenues were classified strictly according to end-user (independent of the Company's internal revenue categorization system), the U.S. Government would account for 60% of the total revenues for both the three months ended June 30, 2001 and 2000, respectively.

On a consolidated basis, revenue increased 22%, or $1.9 million, to $10.4 million for the three months ended June 30, 2001, from $8.5 million for the three months ended June 30, 2000. The increase was principally due to a $2.1 million increase in the Company's revenue from pass-through equipment, which increased from approximately $.7 million in the third quarter last year to $2.8 million in the current quarter.

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

During the three months ended June 30, 2001, cost of revenue increased by 26.7%, or $1.6 million, from $6.1 million during the three months ended June 30, 2000 to $7.7 million during the three months ended June 30, 2001. The increase was due primarily to increases in equipment and subcontract pass-throughs. Cost of revenue expressed as a percentage of revenue increased to approximately 74.2% during the three months ended June 30, 2001 compared to 71.5% during the three months ended June 30, 2000, which increase was primarily due to a higher percentage of equipment and subcontract costs in the fiscal year 2001 cost of revenue mix.

The Company's gross margin increased $245,000, or 10% to $2.7 million for the three months ended June 30, 2001 from $2.4 million for the three months ended June 30, 2000. The increase was principally due to the $1.9 million revenue increase discussed above. Gross margin as a percentage of revenue was 25.8% during the three months ended June 30, 2001 compared to 28.5% for the three months ended June 30, 2000. This decrease is primarily attributable to an increase in lower margin equipment and subcontract pass-through revenue during the current quarter.

Operating Expenses/Income from Operations

Selling, General & Administrative expenses (SG&A) decreased to $1.4 million during the three months ended June 30, 2001 from $1.9 million in the quarter ended June 30, 2000. As a percentage of revenue, SG&A accounted for 13.2% of revenue for the three months ended June 30, 2001 compared to 22.8% in the quarter ended June 30, 2000. The decrease in terms of both dollar amount and percentage of revenue relates to unusually high bid and proposal expenses that were incurred during the third quarter last fiscal year related to a contract bid with the U.S. Air Force (that the Company won and announced earlier this fiscal year). Such expenses were not replicated during the current quarter.

Product amortization increased from $238,000 for the three months ended June 30, 2000 to $343,000 for the three months ended June 30, 2001 due to increases in capitalized software development costs. During the three months ended June 30, 2000, the Company incurred approximately $140,000 of costs related to a planned acquisition that did not materialize. Such costs did not recur during the three months ended June 30, 2001.

Income from operations increased $710,000 to $960,000 for the three months ended June 30, 2001 from $250,000 for the three months ended June 30, 2000. As a percentage of revenue, income from operations increased to 9.3% for the three months ended June 30, 2001 from 2.9% for the prior year's third quarter. The foregoing dollar and percentage increases are primarily the result of the decrease in SG&A expenses during the three months ended June 30, 2001.

Income from continuing operations before income taxes increased by $600,000 to $1.5 million from $900,000 between the two periods being compared principally due to the increase in income from operations discussed above.

During the three months ended June 30, 2001, the Company recorded $602,000 of interest income compared to $806,000 of interest income recorded for the three months ended June 30, 2000. Absolute interest income decreased due to the general decline in interest rates in response to recent cuts by the Federal Reserve Board

The Company's effective tax rate increased from 7.1% for the three months ended June 30, 2000 to 34.0% for the three months ended June 30, 2001. The increase was primarily a result of a lower percentage of tax-free interest income compared to operating income recorded in the current quarter compared to the prior year's third quarter. Further the Company recorded an adjustment of approximately $110,000 for income tax expense during the current quarter that related to SAT's income from last fiscal year.

Income from discontinued operations was $4,000 during the three months ended June 30, 2000. There was no comparable income from discontinued operations in the current three-month period.

As a result of the above, net income increased to approximately $1.0 million during the three months ended June 30, 2001 from approximately $800,000 during the three months ended June 30, 2000.

       COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
       -------------------------------------------------------------------

The components of the Company's income statement as a percentage of revenue are depicted in the following table for the nine months ended June 30, 2001 and June 30, 2000:


                                                 Nine Months Ended June 30,
                                          2001                                 2000
                                          ----             % of                ----          % of
                                     (in thousands)       Revenue         (in thousands)    Revenue
                                                          -------                         ----------
Revenue                                 $28,406            100.0               $32,147         100.0
Cost of Revenue                          20,110             70.8                22,860          71.1
                                     ----------        ---------            ----------    ----------

Gross Margin                              8,296             29.2                 9,287          28.9

Operating Expenses
    SG&A                                  5,167             18.2                 5,801          18.1
    Term. Acquisition Cost                    0                0                   141            .4
    Prod. Amortization                    1,028              3.6                   712           2.2
                                     ----------        ---------            ----------    ----------

Income from Operations.                   2,101              7.4                 2,633           8.2
Other Income (Expense)  (net)             1,833              6.4                 1,291           4.0
                                     ----------        ---------            ----------    ----------


Income from Continuing Oper.
    Before Income Taxes                   3,934             13.8                 3,924          12.2

Income Taxes                              1,088              3.8                 1,007           3.1
                                     ----------        ---------            ---------     ----------
Income from Continuing Oper.              2,846             10.0                 2,917           9.1

Income from Operations of
    Discontinued Segment                      0                0                   120            .3
                                     ----------        ---------            ----------    ----------

Net Income                              $ 2,846             10.0               $ 3,037           9.4
                                     ==========        =========            ==========    ==========

Revenue
-------

For the nine months ended June 30, 2001 and 2000 the Company's revenues were generated from the following sources:


                                          Nine Months Ended June 30,
     Revenue Type                              2001    2000
     ------------                              ----   ----
Commercial Products and Services

Commercial Users                                 44%    47%
U.S. Government Users                             1      1
                                                ---    ---
     Subtotal                                    45     48

Government Services

NOAA                                             41     40
Air Force                                         9      2
Other U.S. Government Users                       5     10
                                                ---    ---
     Subtotal                                    55     52



          Total                                 100%   100%
                                                ===    ===



Based on the Company's revenue categorization system, the Company classified 45% and 48% of its revenue as Commercial Products and Services revenue with the remaining 55% and 52% classified as Government Services revenue for the nine months ended June 30, 2001 and 2000, respectively. By way of comparison, if the revenues were classified strictly according to end-user (independent of the Company's internal revenue categorization system), the U.S. Government would account for 56% and 53% of the total revenues for the nine months ended June 30, 2001 and 2000, respectively.

On a consolidated basis, revenue decreased 11.6%, or $3.7 million, to $28.4 million for the nine months ended June 30, 2001 from $32.1 million for the nine months ended June 30, 2000. The decrease was due principally to a decline in the Company's revenue from SAT, which declined from approximately $5.8 million in the first nine months last year to $2.4 million for the same period in the current year, representing a $3.4 million decrease. Most of the remaining revenue decrease is attributable to a $300,000 decrease in revenue from services between the periods being compared.

Cost of Revenue/Gross Margin

During the nine months ended June 30, 2001, cost of revenue decreased 12.0%, or $2.8 million to $20.1 million from $22.9 million during the nine months ended June 30, 2000. The decrease was due to decreases in direct labor, related overhead costs and equipment and subcontract pass-throughs. Cost of revenue expressed as a percentage of revenue was essentially unchanged at 70.8% for the nine months ended June 30, 2001 compared to 71.1% for the nine months ended June 30, 2000.

The Company's gross margin decreased $1.0 million, or 10.7%, to $8.3 million for the nine months ended June 30, 2001 from $9.3 million for the nine months ended June 30, 2000. The decrease was principally due to the $3.7 million decline in revenue discussed above. Gross margin as a percentage of revenue was essentially unchanged at 29.2% during the nine months ended June 30, 2001 compared to 28.9% for the nine months ended June 30, 2000.

Operating Expenses/Income from Operations

SG&A decreased to $5.2 million the for the nine months ended June 30, 2001 from $5.8 million for the nine months ended June 30, 2000. As a percentage of revenue, SG&A accounted for 18.2% of revenue for the nine months ended June 30, 2001 compared to 18.1% in the half-year ended June 30, 2000. The decrease in SG&A dollars relates to unusually high bid and proposal expenses that were incurred last fiscal year related to a contract bid with the U.S. Air Force (that the Company won and announced earlier this fiscal year). Such expenses were not replicated during the current period.

Product amortization increased to $1,028,000 for the nine months ended June 30, 2001 compared to $712,000 for the nine months ended June 30, 2000 due to increases in capitalized software development costs. The Company recorded expenses of approximately $140,000 during the nine months ended June 30, 2000 with respect to an unsuccessful acquisition attempt. Such costs did not recur during the nine months ended June 30, 2001.

Income from operations decreased $500,000, or 20.2%, to $2.1 million for the nine months ended June 30, 2001 from $2.6 million for the nine months ended June 30, 2000, which decrease was primarily due to the decreases in gross margin dollars described above coupled with higher product amortization expenses. As a percentage of revenue, income from operations decreased to 7.4% for the nine months ended June 30, 2001 from 8.2% for the same time period in the prior fiscal year. This percentage decrease was principally the result of a higher percentage of product amortization expenses against revenue in the first nine months of fiscal year 2001 compared to the same period last fiscal year.

During the nine months ended June 30, 2001, the Company recorded $2.0 million of interest income compared to $1.6 million of interest income recorded for the nine months ended June 30, 2000. The increase was attributable to the fact that the Company's private placement equity infusion in February 2000 did not benefit the entire nine-month period ending June 30, 2000.

Income taxes expressed as a percentage of income from continuing operations were approximately comparable for the nine months ended June 30, 2001 and June 30, 2000. These percentages were 27.7% and 25.7% respectively.

Income from discontinued operations was $120,000 during the nine months ended June 30, 2000. There was no comparable income from discontinued operations in the current nine-month period.

As a result of the above, net income decreased to $2.8 million during the nine months ended June 30, 2001 from $3.0 million during the nine months ended June 30, 2000.

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

Looking forward to fiscal year 2001 in its entirety, the Company is anticipating revenue and income levels comparable to amounts recorded in fiscal year 2000.

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

For the nine months ended June 30, 2001, the Company generated approximately $3.0 million of cash from operating activities, and used approximately $2.9 million for investing activities, including approximately $2.5 million for newly capitalized software development costs and $1.5 million for the purchase of fixed assets.

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

The Company's subsidiary SAT has a line of credit with another bank for $425,000. At June 30, 2001 and August 7, 2001, SAT had $235,000 and $415,000
respectively outstanding under its line of credit. The Company repaid the SAT line in full on August 7, 2001.

The Company also has access to a $2.0 million equipment lease line of credit that had a balance of approximately $345,000 at June 30, 2001.

The Company currently anticipates that its current cash balances, amounts available under its lines of credit and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. The Company believes that inflation did not have a material impact on the Company's revenues or income from operations during the nine months ended June 30, 2001 or in past fiscal years.

                           Forward Looking Statements
                           --------------------------

Certain of the statements contained in this section, including those under the headings "Outlook" and "Liquidity and Capital Resources," and in other parts of this 10-Q, are forward looking. In addition, from time to time, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "continue", or other similar words, including statements as to the intent, belief, or current expectations of the Company and its directors, officers, and management with respect to the Company's future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. While the Company believes that these statements are and will be accurate, a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's statements. The Company's business is dependent upon general economic conditions and upon various conditions specific to its industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may effect the Company's business, other than those described elsewhere herein, include the following, among others:


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

     .    Risks related to the Company's acquisition strategy,

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



Part II.  OTHER INFORMATION
---------------------------

ITEM 4.  SUBMISION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on April 25, 2001. The following matters were voted on by stockholders, and received the votes indicated.

     1. The stockholders elected the following individuals to the Board of
Directors:

                  Director                  For           Against         Abstain        Broker Non-Votes
         Steven R. Chamberlain           7,717,596              0         288,173           2,170,303
         Thomas L. Gough                 7,717,596              0         288,173           2,170,303
         Bonnie K. Wachtel               7,464,846        252,750         288,173           2,170,303
         Dominic Laiti                   7,464,696        252,900         288,173           2,170,303
         R. Doss McComas                 7,464,346        253,250         288,173           2,170,303
         John R. Murphy                  7,563,146        154,450         288,173           2,170,303


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

                                        INTEGRAL SYSTEMS, INC.
                                        ---------------------
                                             (Registrant)







Date:    August 14, 2001            By:                     /s/
      ----------------------            ----------------------------------------
                                        Thomas L. Gough
                                        President & Chief Operating Officer



Date:    August 14, 2001            By:                     /s/
      ----------------------            ----------------------------------------
                                        Elaine M. Parfitt
                                        Vice President & Chief Financial Officer