Form 10-K
period 2001-09-30
INTEGRAL SYSTEMS INC /MD/
filed 2001-12-21
CIK 718130

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
   (Mark One)
      X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     ---                 SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended September 30, 2001
                                                  ------------------
                                       or

      ___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission file number 0-18603
                                                -------

                             INTEGRAL SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Maryland                                 52-1267968
-------------------------------------- -----------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation of organization)

5000 Philadelphia Way, Lanham, MD                  20706
---------------------------------        --------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (301) 731-4233
                                                    ----------------------------

           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class          Name of each exchange on which registered

-------------------------------------- -----------------------------------------
-------------------------------------- -----------------------------------------

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

                Yes  X                                No____
                    ----

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

As of November 30, 2001, the aggregate market value of the Common Stock of the Registrant (based upon the average bid and asked prices of the Common Stock as reported by the market makers) held by non-affiliates of the Registrant was $182,567,115.

As of November 30, 2001, 9,068,113 shares of the Common Stock of the Registrant were outstanding.

                                      INDEX

                                      PART 1

ITEM 1.      BUSINESS
             Company Overview..................................................................................1
             Industry Background...............................................................................1
             The Company Solution..............................................................................2
             Company Strategy..................................................................................3
             Products..........................................................................................4
             Customers.........................................................................................6
             Marketing.........................................................................................7
             Contract Revenue..................................................................................8
             U.S. Government Contracts.........................................................................8
             Non-U.S. Government Contracts....................................................................10
             Sale of Software Products........................................................................10
             Backlog..........................................................................................11
             Competition......................................................................................12
             Proprietary Rights...............................................................................12
             Employees........................................................................................13
             Research and Development.........................................................................13
             Environment......................................................................................13
             Financing........................................................................................13
             Financial Information in Industry Segments.......................................................14

ITEM 2.      PROPERTIES.......................................................................................14

ITEM 3.      LEGAL PROCEEDINGS................................................................................14

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................14


                                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS..............................................................................15

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA.............................................................15

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS........................................................................16

             Overview.........................................................................................16
             Results of Operations............................................................................17
             Revenue..........................................................................................17
             Cost of Revenue/Gross Margin.....................................................................18
             Fiscal Year 2001 Compared to Fiscal Year 2000....................................................18
             Fiscal Year 2000 Compared to Fiscal Year 1999....................................................19
             Discontinued Operations..........................................................................20
             Acquisition of SAT Corporation...................................................................20
             Outlook..........................................................................................20
             Liquidity and Capital Resources..................................................................21
             Forward-Looking Statements.......................................................................22

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

     For 19 years, the Company has provided flexible, reliable and affordable ground system solutions. This has allowed the Company to stay ahead of the competition and perform well in an industry that has traditionally been dominated by much larger aerospace firms. The Company believes that it has a unique combination of competitive advantages, including the following:

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

         Through its wholly owned subsidiary SAT Corporation, acquired in August 2000, the Company also offers turnkey systems and software for satellite and terrestrial communications signal monitoring. The acquisition was accounted for as a pooling of interests. All prior period consolidated financial statements presented herein have been restated to include the results of operations, financial position and cash flows of the Company and SAT Corporation as a single entity. Certain reclassifications were made to the SAT Corporation financial statements to conform those financial statements to the Company's presentations.

Integral Systems, Inc. is a Maryland corporation incorporated in 1982.


Industry Background

     The space industry can be broken down into the following industry sectors: infrastructure, communications, emerging applications, and support services. Each of these sectors is funded by both government and commercial investments. Space infrastructure encompasses the development, manufacture and procurement of hardware and related systems for both space assets (i.e., satellites and payloads) and ground assets (i.e., satellite ground systems). The Company's business is focused in the ground system component of the infrastructure sector. The communications sector of the space industry includes revenue generated by satellite systems for commercial telecommunications services and government and military communications. Satellite technology has become critical to supporting many aspects of telecommunications infrastructure, including long-distance telephone, personal communications systems, and private networks. The emerging applications market includes space technologies utilized for new applications such as global positioning systems and remote sensing. Support services for the space industry include technical support, engineering, finance and consulting, which facilitate growth in space-related markets.

     According to a recent study by the International Space Business Council, space industry revenues were $96 billion in 2000 and will grow at a rate of approximately 10% per year. Industry growth is supported by a study cited in Space News predicting that nearly 1,700 satellites will be launched over the next 10 years. The 2000 space infrastructure revenues were approximately $54 billion, comprising over half of the total space market. The ground sector, which includes ground equipment, installations, and operations, accounted for approximately $35 billion of total space infrastructure revenues.

     The Company estimates that the current worldwide command and control market represents approximately $4 billion in annual revenues. However, the Company also believes that the increasing acceptance of COTS products will lead to substantial price reductions and a subsequent decrease in market volume. The Company believes that its COTS software products leave it well positioned to capitalize on this market trend, resulting in an increase in both its revenues and market share.

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

     Third, government and business organizations are increasingly demanding that satellite ground systems be designed for interoperability with computer hardware and software products and that such products be usable with existing legacy systems. In addition, concerns over excessive development costs and the rapid pace of technological change have led both government and business organizations to demand flexible systems created by adapting COTS software and hardware, rather than systems built to customized specifications. This emphasis on system flexibility using readily available commercial products creates extensive opportunities for flexible COTS products and for systems integration.

The Company Solution

     The Company offers satellite ground systems that provide low-cost, efficient and flexible operations. The principal characteristics of the Company's approach are as follows:

     Open Systems and Ease of Integration. The Company's family of products addresses the dynamic environment of satellite operation through a commitment to open systems architecture. The Company's products are implemented as open systems with full adherence to industry hardware and software standards. The Company's software can be hosted on any UNIX or Windows NT/2000 platform. The open architecture of the Company's products allows interoperability with existing systems. Although the Company's software components are typically sold as bundled products, they may be purchased and operated separately or integrated with existing command and control software.

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

     Depth of Functionality. The Company's command and control software supports all aspects of satellite operation through a bundle of four inter-operable software products: a real-time package; an off-line package; an orbit analysis package; and a database package. The Company's real-time package performs daily and routine satellite operations, including commanding, telemetry processing and fault detection and correction. The off-line package supports sustaining engineering functions, including trending and statistical analysis of data archived by the real-time system. The orbit analysis package performs orbit determination and prediction functions to monitor and control the position of a satellite in space. The database package tailors the performance of the other three packages, which are general in scope, to the specific requirements of each satellite mission. That is, the database defines the telemetry and command characteristics and the desired orbital elements and tolerances.

     Flexibility/Adaptability. A critical element to achieving initial operator acceptance of a new system and facilitating rapid implementation is the ability of the Company's software to serve the needs of particular satellite systems. All of the Company's software is database driven, allowing it to support satellite design changes or different series of satellites, without modifying the underlying software. Similarly, the software also supports a wide range of COTS hardware, including antenna, radio frequency ("RF") and baseband equipment, allowing the total system to be delivered in the most efficient configuration for each mission. Finally, the software is platform independent and can run on any UNIX or Windows NT/2000 computer. This platform independence makes it possible for the Company and its customers to take full advantage of rapidly declining computer costs.

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

     Sales, Support, Service and Marketing Organizations. The Company currently sells and supports its command and control software through direct sales to satellite operators and systems integrators in North America, Europe and Asia. The Company plans to invest significantly in expanding its sales, support and service capabilities in these geographic regions while simultaneously gaining entry into other international emerging markets. In 2001 the Company formed a wholly owned European subsidiary, Integral Systems Europe S.A.S., with headquarters in Toulouse, France. This company provides sales, marketing, support, and engineering services to the European market. The Company also intends to augment its direct marketing efforts with U.S. Government organizations to capitalize on the growing acceptance of COTS solutions in the government sphere. As part of this strategy, the company opened an office in Colorado Springs, Colorado to serve as the focal point for the Company's support of its services, products and operations provided to the U.S. Air Force.

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

     Professional Services Capabilities. The Company believes that providing comprehensive services and a high level of customer support is critical to its ability to maintain its leading position in command and control systems and to expand into new markets. Therefore, the Company intends to expand its professional services organization in areas such as hardware testing, pre- and post-sale software support, quality assurance, project installation management and training. The Company is implementing an ISO 9000 compliance program and is in the final stages of obtaining certification.

        . Acquisitions of Other Companies. The Company intends to look for complementary businesses to acquire in order to strengthen and expand its core business.

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

     EPOCH 2000 features a modern, distributed architecture consisting of a series of user workstations interconnected via an Ethernet LAN. This approach provides better performance than traditional mini-computer based ground systems at a lower cost. EPOCH 2000 provides end-to-end satellite command and control capabilities, including telemetry processing and display, commanding and command verification ("CV"), ground station automation, alarm/event processing and data archive and retrieval. These functions are driven by the EPOCH 2000 database, allowing the system to support multiple satellites solely through database updates, without modifying the run-time software. This results in lower maintenance and operations costs throughout the lifecycle.

     The typical EPOCH 2000 installation consists of a front-end processor which provides the interface to the front-end hardware (e.g., bit syncs, command encoders) and a series of user analysis workstations, all interconnected via the LAN. The front-end processor executes a real-time version of UNIX and services all the time-critical requirements. The analyst stations, operating under either UNIX or Windows NT/2000, provide the mechanism for users to control and monitor the satellite and the ground equipment. With this approach, the processing burden is distributed across the network. The system can be expanded indefinitely (up to the capacity of the network) by adding new workstation nodes. Even the network capacity limitations can be overcome by dividing the system into subnets inter-connected by bridges and routers. Thus, additional users can be accommodated during peak loads with no degradation in system response times.

     Functionally, the software addresses all of the requirements for real-time satellite control, including:

     Telemetry Processing. The EPOCH 2000 software provides end-to-end telemetry processing support, including frame decommutation, engineering unit ("EU") conversion and limits checking.

     Commanding. EPOCH 2000 provides full support for satellite commanding and CV. The commanding software is mnemonic-based; the user can transmit a command to the satellite by typing in the mnemonic from a pull-down list arranged alphabetically or by spacecraft subsystem.

     Automation. Routine satellite and ground system control procedures can be fully automated via the EPOCH 2000 Satellite Test and Operations Language ("STOL"). STOL allows frequently used command and configuration sequences to be stored in ASCII procedure files for automatic execution.

     Alarms/Events. EPOCH 2000 provides a centralized alarm/events processor for detecting and optionally correcting the following conditions: command or telemetry verification failure, telemetry out-of-limits condition, front-end processor failure or network communication problems.

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

     ABE, the Company's offline analysis package, provides trending and statistical analysis of the information recorded in the real-time EPOCH 2000 archives. ABE supports automatic data extraction of key data, along with summary-level statistics (i.e., daily and seasonal minimums and maximums), advanced statistical processing techniques (i.e., covariance, convolution and regression) and graphical data visualization.

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

     The Company's wholly owned subsidiary SAT Corporation also offers a range of software products and turnkey systems for communications signal monitoring, including MONICS, a family of software products for stand-alone and distributed satellite transponder monitoring, and the E4900, a turnkey system for detecting terrestrial communications interference.

   Image Data Reception, Processing and Distribution.

     SKYLIGHT, the Company's first turnkey product for image data processing, provides automatic, un-manned acquisition, processing, and distribution of satellite imagery to the scientific, meteorological, and military communities. The SKYLIGHT bundle of hardware and software automatically tracks satellites of interest, captures their images, performs first order data processing, and distributes the processed images over the internet.

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

     Data Processing. The Company's SKYLIGHT product provides acquisition and processing of satellite image data. The Company has also built custom systems for meteorological data processing.

     Simulation. The Company builds satellite simulators which are used for ground systems checkout, training, spacecraft anomaly resolution and flight software validation.

     Signal Monitoring. The Company's subsidiary SAT Corporation manufactures software and systems for monitoring of space-based and terrestrial communications.


Customers

     In general, there are three major applications for satellites: communications, remote sensing, and scientific research. The Company has customers in each of these areas. The Company believes that the combination of its proven COTS software products and its strength as a systems integrator has positioned it to serve as an end-to-end provider of total solutions for all of these applications.

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

     The Company's products are currently flying communications satellites from most of the major satellite manufacturers, including Boeing, Lockheed Martin, Space Systems Loral, Orbital Sciences, Astrium, and Alcatel. The Company's customers include NewSkies, Echostar, GE Americom, Loral Skynet, Shin Satellite, Binariang Satellite Systems, Orbital Sciences, PanAmSat, Cable & Wireless Optus, and ChinaSat. All of these operators have purchased the Company's products to operate their fleets of geosynchronous Earth orbit ("GEO") communications satellites.

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

     The Company was selected by the Johns Hopkins University Applied Physics Laboratory to support the first NASA Discovery Mission, the Near Earth Asteroid Rendezvous Program ("NEAR"). NEAR is the first in a series of low-cost, small-planet exploratory missions designed to gather data about asteroids in the solar system. The Company's EPOCH 2000 product forms the core of the mission's command and control ground system and also supports the spacecraft I&T. The Applied Physics Laboratory is also using the Company's products for their next series of scientific missions for NASA. These include the Contour, Solar Stereo, and Messenger missions.

     The National Space Program Office ("NSPO") for the Republic of China selected the Company to provide the complete multi-mission command and control system for their ROCSAT series of satellites. The Company also supports small satellite missions in the United States such as Orbital Sciences Corporation's SeaStar and Microlab programs.


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

     The percentages of revenues received by the Company from prime contracts and subcontracts for fiscal years 2001, 2000, and 1999 are as follows:

                                                Fiscal Year
          Contract Source           2001            2000             1999
          ---------------           ----            ----             ----
           Prime Contract            76%             71%             67%
            Subcontract              24%             29%             33%

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

     The following table summarizes the percentage of revenues attributable to each contract type for the period indicated:

                                                Fiscal Year
             Contract Type          2001            2000             1999
             -------------          ----            ----             ----
               Cost Plus             14%             23%              31%
              Fixed Price            77%             71%              66%
          Time and Materials          9%              6%               3%


U.S. Government Contracts

     Company revenues from U.S. Government contracts are derived from a combination of contracts with the U.S. Government and subcontracts with other companies that have prime contracts with the U.S. Government. For fiscal years 2001, 2000, and 1999 approximately 55%, 54%, and 60%, respectively, of the Company's revenues were derived from contracts or subcontracts funded by the U.S. Government.

     NOAA, one agency, represented 38%, 41%, and 43% of revenues, respectively, for fiscal years 2001, 2000, and 1999. The Company expects that at least 30% of its revenue for fiscal year 2002 will be derived from NOAA contracts. The loss of any one of these NOAA contracts could significantly affect the Company's performance. Similarly, the expiration, or termination for convenience, of any major contract could significantly affect the Company's performance if not renewed or replaced by contracts of similar value. It is estimated that the single largest NOAA contract will represent approximately 10% of the Company's fiscal year 2002 revenue. This contract is to develop the ground system used to operate the next generation of geosynchronous weather satellites at NOAA.

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

     The Company's books and records are subject to audit by the Defense Contract Audit Agency ("DCAA"). Such audits can result in adjustments to contract costs and fees. Although the Company thus far has not been required to make any material audit adjustments, the possibility that such adjustments will be required always exists. Management is of the opinion that any such audit adjustments would not have a material adverse effect on the financial position or results of operations of the Company. The Company has been audited by DCAA through fiscal year 1999.

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

Non-U.S. Government Contracts

     In addition to having contracts with the U.S. Government, the Company also has contracts with commercial and international organizations. For fiscal years 2001, 2000, and 1999 approximately 45%, 46%, and 40%, respectively, of the Company's revenues were derived from non-U.S. Government contracts. These contracts are typically with commercial satellite operators, satellite manufacturers, aerospace systems integrators and foreign governments.

     Some of the Company's non-U.S. Government contracts are with international organizations. For fiscal years 2001, 2000, and 1999 approximately 23%, 23%, and 9%, respectively, of the Company's revenues were derived from international organizations. Revenues from foreign sources are discussed in Footnote Number 1 of the Notes to the Financial Statements included elsewhere herein. Operations in numerous countries outside the United States carry substantial managerial, operational, legal, and political uncertainties. These operations are subject to changes in government regulations and telecommunications standards, tariffs or taxes, and other trade barriers. In addition, the Company's agreements relating to foreign operations may be enforceable only in foreign jurisdictions so that it may be difficult for the Company to enforce its rights. The Company currently has one contract that is subject to currency fluctuations in foreign markets, which is not material. However, there can be no assurance that the Company will not enter into these types of contracts in the future. In addition, various agencies and departments of the U.S. government regulate the Company's ability to pursue business opportunities outside the United States. Exports of space-related products, services, and technical information require licenses granted by the U.S. government. The Company does not currently have blanket authorization for export of its products or services and cannot assure that it will be able to obtain necessary licenses or approvals on a per transaction basis.

     Most of the Company's non-U.S. Government contracts are awarded competitively and are performed on a fixed price basis. Typically, these contracts are for turnkey systems that are delivered by the Company in six to eighteen months. Payment is most often based on delivery milestones established in the Company's contract. In addition, the contracts may include a system warranty period that lasts one to two years. The Company also offers extended support for the system on a fixed-price or T&M basis.

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


Sale of Software Products

     Most of the Company's contracts include the sale of proprietary software products. Sales of the Company's software products take many forms. The Company sells (i) software only (a "Software-Only Sale"), (ii) software and services together, or (iii) software, services and hardware together. In addition, depending on a customer's requirements, the Company may or may not provide post-contract customer support ("PCS").

     The Company's recognition of revenue for sales of Company software products depends on customer requirements and the nature of the contracts involved. For a Software-Only Sale, the Company recognizes revenue upon shipment. In situations where software is sold together with services and/or hardware, the Company recognizes software license revenue on a percentage of completion basis.

     With respect to PCS, the Company recognizes PCS revenue on a percentage of completion basis when PCS is part of a broader fixed price contract that includes software and services. Alternatively, when PCS services (i.e. software maintenance and support) are awarded to the Company under a separate maintenance contract, the Company recognizes PCS revenue on a straight-line basis pro rata over the term of the maintenance contract.

Backlog

     The Company's estimated backlog is as follows:

                               Sept. 30, 2001   Sept. 30, 2000   Sept. 30, 1999
                               --------------   --------------   --------------
Outstanding Commitments (1)       $37,884,159      $27,578,292      $34,932,792
General Commitments (2)             5,126,065       13,405,022       14,633,439
                                  -----------      -----------      -----------
     Total                        $43,010,224      $40,983,314      $49,566,231
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

     General commitments consist of contract options and sole source business that management believes likely to be exercised or awarded in connection with existing contracts. Contract options are the Company's contractual agreement to perform specifically defined services only in the event the customer thereafter requests the Company to do so. Sole source business refers to contract work which the Company reasonably expects to be awarded based on its unique expertise in a specific area or because it has previously done all such work in that area for the customer or prime contractor who will award the contract. The Company estimates that 80% of backlog as of September 30, 2001 will be completed during fiscal year 2002. Estimated backlog includes contract options through July 13, 2004, including general commitments.

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

      As of November 2, 2001, the Company had approximately 260 employees including employees of SAT Corporation in Sunnyvale, California. Of the 260 employees, 248 are full-time employees of whom 214 are considered professionals in engineering related disciplines. Of the engineering professionals, 90% have undergraduate degrees in a scientific discipline and 35% of those have advanced degrees in a scientific discipline. Approximately 82% of the engineering staff have at least seven years relevant experience.

     The Company believes that its relations with its employees are good. None of the Company's employees are covered by collective bargaining agreements.

     There is significant competition for employees with the computer, engineering and information technology skills required to perform the services the Company offers. In addition, the Company must often comply with provisions in government contracts that require specified levels of education, work experience, and security clearances for our employees. The Company cannot assure that it will be successful in attracting or retaining a sufficient number of highly skilled and qualified employees in the future. The Company's success will depend in part upon the Company's ability to attract, retain, train and motivate highly skilled employees.


Research and Development

     The Company is continually engaged in research and development activities both to improve its existing software products as well as probe additional product areas for the future growth and development of the Company. Currently, the Company is focusing its research and development efforts primarily on developing and improving the user interface systems for its COTS software products. In fiscal years 2001, 2000, and 1999, total capitalized software development expenditures were $3.3 million, $2.1 million and $1.2 million, respectively. Research and development expense for the years ended September 30, 2001, 2000, and 1999 was $200,000, $540,000 and $0, respectively.


Environment

     No material effects on the Company's expenditures, earnings, or competitive position are anticipated as a result of compliance with federal, state, and local provisions which have been enacted or adopted regulating the discharge of material into the environment, or otherwise related to the protection of the environment.


Financing

     The Company has a line of credit agreement with a local bank for $9,000,000 for operating purposes and has an additional line of credit with the bank amounting to $6,000,000, which can be used for corporate acquisitions. The lines of credit are secured by the Company's billed and unbilled accounts receivable and have certain financial covenants, including minimum net worth and liquidity ratios. The lines expire February 28, 2002. At September 30, 2001, 2000, and 1999, the Company had no amounts outstanding under the lines of credit.

     The Company has access to a $2.0 million equipment lease line of credit under which it had $260,000, $714,000, and $1,315,000, outstanding as of September 30, 2001, 2000, and 1999, respectively. The outstanding balance is payable over a 57-month period from lease inception and bears interest at a rate of 8.8% per annum.

      See Footnote Numbers 7 and 9 of the notes to the Financial Statements included elsewhere herein for further information regarding these matters.


Financial Information in Industry Segments

      During the year ended September 30, 2001, the Company's operations included one reportable segment: satellite ground systems.

      The Company provides satellite ground systems - computer systems for satellite command and control, data processing, signal monitoring, simulation, and flight software validation. Customers for these systems include U.S. Government organizations such as NASA, NOAA, and the U.S. Air Force, as well as commercial satellite operators, both domestic and foreign.

      See Footnote Number 1 of the notes to the Financial Statements included elsewhere herein for financial information regarding this segment.


ITEM 2.  PROPERTIES

     The Company's headquarters occupy approximately 46,700 square feet at 5000 Philadelphia Way, Lanham, Maryland 20706. The headquarters' lease expires May 31, 2009.

     During April 1999, the Company contracted for 24,224 square feet and during July 2001, the Company contracted for an additional 1,050 square feet at 5200 Philadelphia Way, Lanham, Maryland 20706. This lease expires May 31, 2009.

     The Company opened offices in Colorado Springs, Colorado in March 2001, occupying 3,651 square feet at 1330 Iverness Drive, One Gateway Plaza, Suite 500, Colorado Springs, Colorado 80903. The lease for the office in Colorado Springs expires March 14, 2002.

     During September 2000, the Company contracted for 157.73 square meters at High Tech Buro, Bat. C, Voie 3, Labege, France. The lease for the offices in France expires September 14, 2009.

     The Company's subsidiary SAT Corporation occupies approximately 9,940 square feet at 1151 Sonora Court, Sunnyvale, California 94086. This lease expires July 15, 2004.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended September 30, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     The following table sets forth the high and low sales prices of the Company's common stock as reported by The Nasdaq National Market, where the common stock trades under the Symbol "ISYS." The prices reported have been adjusted to give retroactive effect to changes resulting from stock dividends and stock splits.


            2001 Fiscal Year                 High         Low
            ----------------                 ----         ---
            First Quarter                   17.56       10.81
            Second Quarter                  17.50       12.81
            Third Quarter                   24.50       15.50
            Fourth Quarter                  23.14       15.75


            2000 Fiscal Year                 High         Low
            ----------------                 ----         ---
            First Quarter                   45.25       23.25
            Second Quarter                  56.00       33.00
            Third Quarter                   45.00       13.00
            Fourth Quarter                  19.00       13.50

      As of September 30, 2001, there were approximately 2,494 holders of record of the Company's common stock.

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


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The following table presents summary consolidated financial data of the Company for the fiscal years ended September 30, 2001, 2000, 1999, 1998, and 1997. The financial data for the fiscal years ended September 30, 1998, 1999 2000 and 2001 has been derived from the financial statements of the Company which have been audited by Rubino & McGeehin, Chartered, independent public accountants, as set forth in the financial statements and notes thereto presented elsewhere herein. The consolidated financial statements of the Company presented herein have been restated for all periods prior to the acquisition of SAT Corporation to include the combined financial results of the Company and SAT Corporation. Net sales, income before discontinued operations and net income for the individual companies reported prior to the acquisition are set forth in Footnote Number 2 to the Financial Statements included elsewhere herein. The unaudited historical financial data for the fiscal year ended 1997 has been derived from the Company's audited financial statements, which have been restated to include SAT Corporation. In the opinion of the Company's management, the unaudited financial statements represent a fair presentation of such information. The following information should be read in conjunction with the Company's financial statements and notes thereto presented elsewhere herein. See "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                       Years Ended September 30,
                                                        ---------------------------------------------------------
                                                         1997         1998        1999         2000        2001
                                                        ------       ------      ------       ------      -------
                                                     (unaudited)
                                                              (in thousands, except for per share data)
Statement of Operations Data:
Revenue                                                 $23,653     $31,012     $42,937      $40,455    $40,532
Gross margin                                              6,075       8,675      12,001       11,869     11,826
Income from operations                                    1,803       3,024       4,723        2,919      3,457
Income from continuing operations                         1,122       1,727       2,983        3,713      4,011
Net income                                              $ 1,188     $ 2,024     $ 3,200      $ 4,177    $ 4,011
Income from continuing operations per common
    and equivalent share--basic                         $  0.18     $  0.27     $  0.43      $  0.42    $  0.42
Income from continuing operations per common
    and equivalent share--diluted                       $  0.17     $  0.25     $  0.41      $  0.40    $  0.41
Net income per common and equivalent
   share--basic                                         $  0.19     $  0.31     $  0.46      $  0.47    $  0.42
Net income per common and equivalent
   share--diluted                                       $  0.18     $  0.29     $  0.43      $  0.45    $  0.41
Weighted average common and equivalent
   shares outstanding--basic                              6,368     $  6,443      6,969        8,829      9,462
Weighted average common and equivalent
   shares outstanding--diluted                            6,558       6,883       7,423        9,284      9,673

Balance Sheet Data:
Cash and cash equivalents                               $ 2,335     $ 4,589     $ 9,267      $17,558    $ 2,380
Working capital                                           5,334       8,239      30,748       77,080     71,427
Total assets                                             14,438      19,166      45,280       89,858     90,413
Long-term obligations, net of current                         0         748         714        1,340      2,005
Stockholders' equity                                      7,369       9,981      34,152       81,698     78,177


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

      The consolidated financial statements of the Company presented herein have been restated for all periods prior to the acquisition of SAT Corporation to include the combined financial results of the Company and SAT Corporation. Net sales, income before discontinued operations, and net income for the individual companies reported prior to the acquisition are set forth in Footnote Number 2 to the Financial Statements included elsewhere herein.

Results of Operations

      The Company's results of operations have been restated to include the operations of SAT Corporation for the fiscal years ended September 30, 2001, 2000 and 1999. The components of the Company's income statement as a percentage of revenue are depicted in the following table for the fiscal years ended September 30, 2001, 2000 and 1999:

                              Fiscal Year   Fiscal Year    Fiscal Year    Fiscal Year    Fiscal Year    Fiscal Year
                                 2001           2001           2000           2000          1999           1999
                                 ----           ----           ----           ----          ----           ----
                             (in thousands)     % of      (in thousands)      % of      (in thousands)     % of
                                               Revenue                       Revenue                      Revenue
Revenue                            $40,532         100.0         $40,455         100.0        $42,937          100.0
Cost of revenue                     28,706          70.8          28,586          70.7         30,936           72.0
                                   -------          ----         -------         -----        -------          -----

Gross margin                        11,826          29.2          11,869          29.3         12,001           28.0
SG&A                                 6,999          17.3           7,555          18.7          6,618           15.4
Acquisition Costs                        0             0             445           1.1              0              0
Product Amortization                 1,370           3.4             950           2.3            660            1.6
                                   -------          ----         -------         -----        -------          -----

Income from operations               3,457           8.5           2,919           7.2          4,723           11.0
Other income (exp.) net              2,117           5.2           1,976           4.9            143             .3
                                   -------          ----         -------         -----        -------          -----

Income before taxes                  5,574          13.7           4,895          12.1          4,866           11.3
Income taxes                         1,563           3.8           1,182           2.9          1,882            4.4
                                   -------          ----         -------         -----        -------          -----
Income from continuing
    Operations                       4,011           9.9           3,713           9.2          2,984            6.9

Income from Discontinued
    Segment (net of tax)                 0             0             129            .3            216             .5

Gain on sale of Discontin.
    Segment (net of tax)                 0             0             335            .8              0              0
                                   -------          ----         -------         -----        -------          -----

Net Income                         $ 4,011           9.9         $ 4,177          10.3        $ 3,200            7.4
                                   =======          ====         ======-         ====-        =======          =====


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

      For the fiscal years ended September 30, 2001, 2000, and 1999, the Company's revenues were generated from the following sources:

                                            Fiscal Year      Fiscal Year       Fiscal Year
     Revenue Type                              2001              2000              1999
     ------------                              ----              ----              ----
     Commercial Products & Services
     Commercial Users                           45%               46%                40%
     U.S. Government Users                       1                 2                  3
                                             -----              ----
          Subtotal                              46                48                 43
                                             -----              ----             ------

     Government Services
     NOAA                                      38                 41                 43
     USAF                                      10                  3                  2
     Other U.S. Government Users                6                  8                 12
                                             ----               ----             ------
          Subtotal                             54                 52                 57
                                             ----               ----             ------
               Total                          100%               100%               100%
                                             ====               ====             ======

     Based on the Company's revenue categorization system, the Company classified 46%, 48%, and 43% of its revenue as Commercial Products and Services revenue with the remaining 54%, 52%, and 57% classified as Government Services revenue for fiscal years ended September 30, 2001, 2000, and 1999, respectively. By way of comparison, if the revenues were classified strictly according to end-user (independent of the Company's internal revenue categorization system), the U.S. Government would account for 55%, 54%, and 60%, of the total revenues for fiscal years 2001, 2000, and 1999 respectively.


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


Fiscal Year 2001 Compared to Fiscal Year 2000

      On a consolidated basis, revenue was essentially flat at $40.5 million for both periods. Although revenue at SAT Corporation decreased by approximately $2.1 million in fiscal year 2001 compared to fiscal year 2000, this decrease was offset by gains in the remainder of the Company's Commercial Products and Services revenues and the Company's Government Services revenues.

      During fiscal year 2001, cost of revenue was also flat compared to fiscal year 2000 increasing slightly to $28.7 million from $28.6 million. Generally, the components of cost of revenue (direct labor, overhead, travel, other direct costs, direct equipment and subcontracts) in fiscal year 2001 were also comparable to amounts recorded in fiscal year 2000. There was no cost of revenue component that varied more than 5% between the two fiscal periods. Cost of revenue expressed as a percentage of revenues increased insignificantly to 70.8% for fiscal year 2001 from 70.7% for fiscal year 2000.

      The Company's gross margin decreased by less than 1%, or $40,000, to $11.8 million for fiscal year 2001 from $11.9 million for fiscal year 2000. As a percentage of revenue, gross margin decreased to 29.2% during fiscal year 2001 compared to 29.3% for fiscal year 2000. The gross margin percentages for both fiscal year 2001 and fiscal year 2000 are reasonably representative of the Company's gross margin profile.

      Selling, general & administrative expenses ("SG&A") decreased to approximately $7.0 million in fiscal year 2001 from $7.6 million in fiscal year 2000. The change was primarily due to decreases in the Company's bid and proposal expenses. As a percentage of revenue, SG&A accounted for 17.3% of revenue in fiscal year 2001 compared to 18.7% in 2000. Product amortization was $1,370,000 in fiscal year 2001 compared to $950,000 in fiscal year 2000 resulting from an increased capitalized cost base. In addition, the Company recorded one time acquisition costs amounting to approximately $445,000 in fiscal year 2000, principally related to the acquisition of SAT Corporation and a previously reported unsuccessful acquisition attempt of an unrelated entity. Such acquisition costs did not recur in fiscal year 2001.

      Income from continuing operations increased 18.4% to $3.5 million for fiscal year 2001 from $2.9 million for fiscal year 2001. As a percentage of revenue, income from continuing operations was 8.5% for fiscal year 2001 up from 7.2% in fiscal year 2000. This increase was principally the result of lower SG&A expenses and the elimination of one time acquisition related costs, partially offset by higher product amortization expenses in fiscal year 2001 versus fiscal year 2000.

      During fiscal year 2001, the Company recorded $2.5 million of interest income ($2.3 million in fiscal year 2000), which was principally derived from investments of the cash proceeds from the Company's two private equity placements that occurred in June 1999 and February 2000. Since a significant portion of such investment was related to tax-free debt securities, the Company's effective tax rate was only 28.0% for fiscal year 2001 and 24.2% for fiscal year 2000.


Fiscal Year 2000 Compared to Fiscal Year 1999

      On a consolidated basis, revenue decreased 5.8%, or $2.5 million, to $40.5 million for fiscal year 2000 from $42.9 million for fiscal year 1999. The decrease in revenue in fiscal year 2000 from fiscal year 1999 was principally due to a decrease in the Company's equipment and subcontract revenue (approximately $5.1 million). During fiscal year 2000, the Company continued to make progress in selling its EPOCH 2000 based ground systems to commercial clients while also making in-roads selling EPOCH 2000 based systems to governmental clients, especially NOAA, as U.S. Government customers increased their purchases of the Company's EPOCH 2000 product line and related services for both command and control applications and for I&T services.

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

      SG&A increased to approximately $7.6 million in fiscal year 2000 from $6.6 million in fiscal year 1999. The change was primarily due to increases in the Company's selling and marketing infrastructure costs combined with increased bid and proposal expenses. As a percentage of revenue, SG&A accounted for 18.7% of revenue in fiscal year 2000 compared to 15.4% in 1999. Product amortization was $950,000 in fiscal year 2000 and $660,000 in fiscal year 1999. In addition, the Company recorded one time acquisition costs amounting to approximately $440,000 in fiscal year 2000, principally related to the acquisition of SAT Corporation and a previously reported unsuccessful acquisition attempt of an unrelated entity.

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

      During fiscal year 2000, the Company recorded $2.3 million of interest income, which was principally derived from investments of the cash proceeds from the Company's two private equity placements that occurred in June 1999 and February 2000. Since a significant portion of such investment was related to tax-free debt securities, the Company's effective tax rate was only 24.2% for fiscal year 2000 compared to 38.6% for fiscal year 1999.


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

     Income from Discontinued Operations decreased $87,000 to $130,000 for fiscal year 2000 from $217,000 for fiscal year 1999. The decrease was principally due to decreased commission revenue. There was no income from Discontinued Operations recorded in fiscal year 2001.


Acquisition of SAT Corporation

     In August 2000, the Company entered into an agreement and plan of reorganization, by and among the Company, SAT Corporation, ISI Acquisition Corporation and Herbert Pardula, the sole shareholder of SAT Corporation. The reorganization agreement provided for the acquisition of SAT Corporation by the Company. Pursuant to the terms of the reorganization agreement, ISI was merged with and into SAT Corporation, with SAT Corporation as the surviving entity. At the time of the merger, SAT Corporation became a wholly owned subsidiary of the Company. Pursuant to the reorganization agreement, the purchase price paid to the sole shareholder by the Company in connection with the acquisition of SAT Corporation consisted of 650,000 shares of the Company's common stock, par value $.01 per share. The acquisition was accounted for as a pooling of interests. All prior period consolidated financial statements presented herein have been restated to include the results of operations, financial position and cash flows of the Company and SAT Corporation as a single entity. Certain reclassifications were made to the SAT Corporation financial statements to conform to the Company's presentations.

                                     OUTLOOK
                                     -------

     This outlook section contains forward-looking statements, all of which are based on current expectations. There is no assurance that the Company's projections will in fact be achieved and these projections do not reflect any acquisitions or divestitures, which may occur in the future. Reference should be made to the various important factors listed under the heading "Forward-Looking Statements" that could cause actual future results to differ materially.

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

     Looking forward to fiscal year 2002 in its entirety, the Company is anticipating growth in revenue, operating income, net income, and fully diluted earnings per common and equivalent share, of 15%, 25%, 20%, and 20% respectively.


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

      For fiscal year 2001, the Company generated approximately $6.2 million of cash from operating activities, and used approximately $13.5 million for investing activities, $8.4 million of which was used to purchase marketable securities. Further, the Company invested approximately $3.3 million for newly capitalized software development costs. During fiscal year 2001, the Company also purchased approximately $1.9 million of fixed assets (principally new computers and equipment).

      During fiscal year 2001, the Company had access to a general line of credit facility through which it could borrow up to $9.0 million for operating purposes and an additional line of credit with the bank amounting to $6.0 million, which can be used for corporate acquisitions. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The lines of credit are secured by the Company's billed and unbilled accounts receivable and have certain financial covenants, including minimum net worth and liquidity ratios. The lines expire February 28, 2002. The Company also had a line of credit with another bank for $425,000. This line expired on August 2, 2001. At September 30, 2001, 2000, and 1999, the Company had no amounts outstanding under the lines of credit.

      The Company's general line of credit facility prohibits the declaration or payment of dividends by the Company until all of its obligations under the facility are paid in full or performed.

      The Company also has access to a $2.0 million equipment lease line of credit under which it had $260,000 outstanding as of September 30, 2001. The outstanding balance is payable over a 57-month period from lease inception and bears interest at a rate of 8.8% per annum.

      The Company currently anticipates that its current cash balances, amounts available under its lines of credit and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. The Company believes that inflation did not have a material impact on the Company's revenues or income from operations in fiscal years 2001, 2000, and 1999.

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

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

     . Risks related to the Company's acquisition strategy. In particular, the Company may not be able to find any attractive candidates or it may find that the acquisition terms proposed by potential acquisition candidates are not favorable to the Company. In addition, theCompany may compete with other companies for these acquisition candidates, which competition may make an acquisition more expensive for the Company. If the Company is unable to identify and acquire any suitable candidates, the Company may not be able to find alternative uses for the cash proceeds of its previous private placements that improve the Company's business, financial conditions, or results of operations to the extent that an acquisition could. In addition, if the Company is able to identify and acquire one or more businesses (as it did with SAT Corporation), the integration of the acquired business or businesses may be costly and may result in a decrease in the value of the Company's common stock for the following reasons, among others:

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

               . the Company may not eliminate as many redundant costs as it anticipated in selecting acquisition candidates; and an acquisition candidate may have liabilities or adverse operating issues that the Company failed to discover through its due diligence prior to the acquisition.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                             INTEGRAL SYSTEMS, INC.
                                AND SUBSIDIARIES

                             ______________________

                        CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended September 30, 2001, 2000, and 1999
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                                TABLE OF CONTENTS

DESCRIPTION                                                                       PAGES
Independent Auditors' Report                                                       F-1

Consolidated Balance Sheets as of September 30, 2001 and 2000                      F-2

Consolidated Statements of Operations for the Years Ended
    September 30, 2001, 2000 and 1999                                              F-3

Consolidated Statements of Stockholders' Equity for the Years Ended
    September 30, 2001, 2000 and 1999                                              F-4

Consolidated Statements of Cash Flows for the Years Ended
    September 30, 2001, 2000 and 1999                                              F-5

Notes to Consolidated Financial Statements                                      F-6 - F18

                          Rubino & McGeehin, Chartered
                          Certified Public Accountants
                         6905 Rockledge Drive, Suite 700
                             Bethesda, MD 20817-1818




                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Integral Systems, Inc.

         We have audited the accompanying consolidated balance sheets of Integral Systems, Inc. and its subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integral Systems, Inc. and its subsidiaries as of September 30, 2001 and 2000, and their consolidated results of operations and consolidated cash flows for the years ended September 30, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.



       /s/
Rubino & McGeehin, Chartered

November 21, 2001
Bethesda, Maryland

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2001 and 2000

                                ________________

                                     ASSETS

                                                                                     2001                  2000
                                                                                     ----                  ----
                     Current assets
                     --------------

  Cash and cash equivalents                                                   $    2,379,503        $   17,558,331
  Marketable securities                                                           57,890,170            49,966,000
  Accounts receivable, net                                                        18,245,423            13,268,632
  Employee receivables and other receivables                                         139,460               233,661
  Prepaid expenses                                                                   340,677               190,075
  Notes receivable  - current portion                                                112,495                80,778
  Deferred income tax - current portion                                              611,395               946,937
  Income taxes receivable                                                          1,940,573             1,655,290
                                                                              --------------        --------------

       Total current assets                                                       81,659,696            83,899,704

  Property and equipment, at cost, net of accumulated
         depreciation and amortization                                             3,193,690             2,204,401
  Notes Receivable - long term portion                                               406,727               519,222
  Software development costs, net of accumulated amortization                      5,080,629             3,188,783
  Deposits                                                                            72,702                45,724
                                                                              --------------        --------------

       Total assets                                                           $   90,413,444        $   89,857,834
                                                                              ==============        ==============


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

                     Current liabilities
                     -------------------

   Accounts payable - trade                                                   $     5,131,229       $   1,914,985
   Accrued expenses                                                                 2,926,443           2,618,512
   Capital leases payable - current portion                                           137,791             454,154
   Billings in excess of revenue for contracts in progress                          2,036,795           1,832,520
                                                                              ---------------       -------------

        Total current liabilities                                                  10,232,258           6,820,171

   Capital leases payable - long - term portion                                       122,161             259,951
   Deferred income taxes - long - term portion                                      1,882,384           1,079,862
                                                                              ---------------       -------------

        Total liabilities                                                          12,236,803           8,159,984
                                                                              ---------------       -------------

                     Stockholders' Equity
                     --------------------

   Common stock, $.01 par value, 40,000,000 shares authorized, and
         9,071,113 and 9,427,368 shares issued and outstanding                         90,711              94,274
   Additional paid-in capital                                                      63,246,985          65,702,313
   Retained earnings                                                               15,095,953          15,901,263
   Accumulated other comprehensive income                                            (257,008)                  0
                                                                              ----------------      -------------

        Total stockholders' equity                                                 78,176,641          81,697,850
                                                                              ---------------       -------------

        Total liabilities and stockholders' equity                            $      90,413,444     $  89,857,834
                                                                              ================      =============

   The accompanying notes are an integral part of these consolidated financial statements.

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended September 30, 2001, 2000 and 1999

                                                                                                 1999
                                                             2001             2000            (restated)
                                                             ----             ----            ----------
Revenue                                                   40,531,600       40,455,143         42,937,287

Cost of Revenue

     Direct Labor                                         10,648,052       10,882,228         11,347,662
     Overhead Costs                                        7,555,391        7,544,122         11,759,093
     Travel and Other Direct Costs                         1,508,543        1,566,665          1,155,842
     Direct Equipment & Subcontracts                       8,993,849        8,593,346          6,673,407
                                                    ----------------   --------------   ----------------
Total Cost of Revenue                                     28,705,835       28,586,361         30,936,004
                                                    ----------------   --------------   ----------------

Gross Margin                                              11,825,765       11,868,782         12,001,283

Selling, General & Administrative                          6,998,417        7,555,177          6,618,490
Terminated Acquisition Costs                                       0          444,847                  0
Product Amortization                                       1,370,000          950,000            660,000
                                                    ----------------   --------------   ----------------
Income From Operations                                     3,457,348        2,918,758          4,722,793

Other Income (Expense)
     Interest Income                                       2,480,113        2,335,524            377,787
     Interest Expense                                        (50,671)         (96,587)          (121,300)
     Miscellaneous, net                                     (312,387)        (262,369)          (113,517)
                                                    ----------------   --------------   ----------------
Total Other Income                                         2,117,055        1,976,568            142,970

Income from continuing operations before income
taxes                                                      5,574,403        4,895,326          4,865,763
Provision for Income Taxes                                 1,563,283        1,182,498          1,882,346
                                                    ----------------   --------------   ----------------
Income from Continuing Operations                          4,011,120        3,712,828          2,983,417

Discontinued Operations
        Income From Discontinued Segment

     (net of tax of $42,867 and $136,500)                          0          129,374            216,879
     Gain on disposal of Discontinued Segment
     (net of deferred tax of $210,895)                             0          335,181                  0
                                                    ----------------   --------------   ----------------
Net Income                                                 4,011,120        4,177,383          3,200,296
                                                    ================   ==============   ================


     Weighted Avg. Number of Common Shares:
          Basic                                            9,462,166        8,829,182          6,969,090
          Diluted                                          9,672,833        9,283,546          7,422,601

     Earnings per Share (Basic)
          Continuing Operations                     $           0.42   $         0.42   $           0.43
          Discontinued Operations                   $           0.00   $         0.01   $           0.03
          Gain on disposal of Discontinued Segment  $           0.00   $         0.04   $           0.00
                                                    ----------------   --------------   ----------------
          Net Income                                $           0.42   $         0.47   $           0.46
                                                    ================   ==============   ================

     Earnings per Share (Diluted)
          Continuing Operations                     $           0.41   $         0.40   $           0.40
          Discontinued Operations                   $           0.00   $         0.01   $           0.03
          Gain on disposal of Discontinued Segment  $           0.00   $         0.04   $           0.00
                                                    -----------------  --------------   ----------------
          Net Income                                $           0.41   $         0.45   $           0.43
                                                    =================  ==============   ================

   The accompanying notes are an integral part of these consolidated financial statements.

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended September 30, 2001, 2000 and 1999

                                                         Common                                      Accumulated
                                           Number        Stock       Additional                         Other
                                             Of          at Par        Paid-in        Retained      Comprehensive
                                           Shares        Value         Capital        Earnings          Income           Total
                                          ----------  -----------   --------------   ------------  -----------------  -----------
Balance September 30, 1998                 6,489,984  $    64,899   $    1,755,294   $  8,523,584                     $ 10,343,777

Private placement offering                 1,183,268       11,833       19,650,219              -                       19,662,052
Stock options exercised                      140,656        1,407          455,740              -                          457,147
Tax benefit of stock options exercised             -            -          488,679                                         488,679
Net income                                         -            -                -      3,200,296                        3,200,296
                                          ----------  -----------   --------------   ------------  -----------------  ------------

Balance September 30, 1999                 7,813,908       78,139       22,349,932     11,723,880                       34,151,951

Private placement offering                 1,400,000       14,000       40,933,758              -                       40,947,758
Stock options exercised                      213,460        2,135          982,869              -                          985,004
Tax benefit of stock options exercised             -            -        1,435,754                                       1,435,754
Net income                                         -            -                -      4,177,383                        4,177,383
                                          ----------  -----------   --------------   ------------  -----------------  ------------
Balance September 30, 2000                 9,427,368       94,274       65,702,313     15,901,263                  -    81,697,850
Comprehensive income
   Net income                                      -            -                -      4,011,120                  -     4,011,120
   Unrealized loss on marketable
securities
   (net of deferred tax benefit of
    $164,317)                                      -            -                -              -           (257,008)     (257,008)
                                          ----------  -----------   --------------   ------------  -----------------  ------------
   Comprehensive Income                            -            -                -      4,011,120           (257,008)    3,754,112
Repurchased shares                          (420,015)      (4,200)      (2,927,505)    (4,816,430)                 -    (7,748,135)
Stock options exercised                       63,760          637          287,288              -                  -       287,925
Tax benefit of stock options exercised             -            -          184,889              -                  -       184,889
                                          ----------  -----------   --------------   ------------  -----------------  ------------
Balance September 30, 2001                 9,071,113      $90,711      $63,246,985    $15,095,953          ($257,008) $ 78,176,641
                                          ==========  ===========   ==============   ============  =================  ============

   The accompanying notes are an integral part of these consolidated financial statements.

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS]
                  Years Ended September 30, 2001, 2000 and 1999

                               _________________

                                                                 2001               2000                1999
                                                                 ----               ----                ----
                                                                                                     (restated)
Cash flows from operating activities:
Net income                                                   $   4,011,120     $   4,177,383        $   3,200,296
                                                             -------------     -------------        -------------
Reconciling adjustments:
     Tax effect of options exercised                               184,889         1,435,754              488,679
     Effect of shares issued in pooling                                  -           362,812                    -
     Gain on disposal of discontinued segment                            -          (335,181)                   -
     Depreciation and amortization                               2,326,920         1,997,785            1,454,163
     Loss on disposal of fixed assets                                2,229            32,498               15,312
     Disposal of  non-cash assets of discontinued segment                -           (53,924)                   -
     Deferred income taxes, net                                  1,302,382          (140,113)               5,936
     (Increase) decrease in:
            Accounts receivable and other receivables           (4,882,590)          122,198           (2,028,894)
            Prepaid expenses and deposits                         (177,580)          (64,587)             (39,733)
     (Decrease) increase in:
            Accounts payable                                     3,216,244        (1,020,878)            (165,537)
            Accrued expenses                                       307,930        (1,092,065)           1,065,358
            Billings in excess of cost                             204,275          (824,554)           1,566,493
            Income taxes receivable, net                          (285,283)       (2,102,466)            (300,601)
                                                             -------------     -------------        -------------
        Total adjustments                                        2,199,416        (1,682,721)           2,061,176
                                                             -------------     -------------        -------------

Net cash provided by operating activities                        6,210,536         2,494,662            5,261,472
                                                             -------------      ------------        ------------


Cash flow from investing activities:
     Purchases of marketable securities, net                    (7,390,000)      (31,830,000)         (18,136,000)
     Purchase of common stock                                     (955,495)                -                    -
     Proceeds from payments on notes receivable                     80,778                 -                    -
     Acquisition of fixed assets                                (1,948,438)       (1,209,571)            (972,500)
     Software development costs                                 (3,261,846)       (2,132,589)          (1,180,643)
                                                             -------------     -------------        -------------

Net cash used in investing activities                          (13,475,001)      (35,172,160)         (20,289,143)
                                                             -------------     -------------        -------------
Cash flow from financing activities:

     Proceeds from issuance of common stock                        287,925        41,569,950           20,119,199
     Payments on stock repurchase                               (7,748,135)                -                   -
     Payments on capital lease obligations                        (454,153)         (601,328)            (413,895)
                                                             -------------     -------------        -------------

Net cash provided (used) by financing activities                (7,914,363)       40,968,622           19,705,304
                                                             -------------     -------------        -------------

Net increase (decrease) in cash and cash equivalents           (15,178,828)        8,291,124            4,677,633
Cash and cash equivalents - beginning of year                   17,558,331         9,267,207            4,589,574
                                                             -------------     -------------        -------------

Cash and cash equivalents - end of year                      $   2,379,503     $  17,558,331        $   9,267,207
                                                             =============     =============        =============


   The accompanying notes are an integral part of these consolidated financial statements.

   The accompanying notes are an integral part of these consolidated financial statements.

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2001, 2000 and 1999

                                 ______________

1.       Summary of Significant Accounting Policies

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Integral Systems, Inc. (the Company) and its wholly owned subsidiaries, SAT Corporation (see Note 2), ISI Europe and InterSys, Inc. (InterSys). The assets of the Company's former subsidiary Integral Marketing, Inc. (IMI) were disposed of during the year ended September 30, 2000 (see Note 2) and is presented as discontinued operations in the consolidated statement of operations. All significant intercompany transactions have been eliminated in consolidation.

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, and changes therein, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

         Marketable Securities

         The Company classifies its investments in marketable equity and debt securities as available for sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Investments are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of accumulated other comprehensive income (loss), net of any related tax effect.

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

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2001, 2000 and 1999

                                 ______________


1.       Summary of Significant Accounting Policies (continued)

         Sale of Software Products

         Most of the Company's contracts include the sale of proprietary software products. Sales of the Company's software products take many forms. The Company sells (i) software only (a "Software-Only Sale"),
         (ii) software and services together, or (iii) software, services and hardware together. In addition, depending on a customer's requirements, the Company may or may not provide post-contract customer support ("PCS").

         The Company's recognition of revenue for sales of Company software products depends on customer requirements and the nature of the contracts involved. For a Software-Only Sale, the Company recognizes revenue upon shipment. In situations where software is sold together with services and/or hardware, the Company recognizes software license revenue on a percentage of completion basis.

         With respect to PCS, the Company recognizes PCS revenue on a percentage of completion basis when PCS is part of a broader fixed price contract that includes software and services. Alternatively, when PCS services (i.e. software maintenance and support) are awarded to the Company under a separate maintenance contract, the Company recognizes PCS revenue on a straight-line basis pro rata over the term of the maintenance contract.

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

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2001, 2000 and 1999

                                _________________

1.       Summary of Significant Accounting Policies (continued)

         Earnings Per Share

         Basic earnings per share is computed using the weighted average number of shares outstanding during the period. The only reconciling item between the shares used for basic and diluted earnings per share related to outstanding stock options. No reconciling items existed between the net income used for basic and diluted earnings per share. The earnings per share computations have been adjusted retroactively where appropriate for the pooling of interest discussed in Note 2.

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

         During the years ended September 30, 2001, 2000, and 1999, the Company's operations included one reportable segment for satellite ground systems. These continuing operations include all of the operations of the Company, SAT Corporation and ISI Europe for the years then ended. The equipment marketing operations of IMI are included in discontinued operations for the years above. The Company provides satellite ground systems - computer systems for satellite command and control, data processing, simulation, and flight software validation and signal monitoring. Customers for these systems include U.S. Government organizations such as National Aeronautics and Space Administration (NASA), the National Oceanic and Atmospheric Administration (NOAA), and the U.S. Air Force, as well as commercial satellite operators, both domestic and foreign.

         There were no significant intercompany sales. Satellite ground systems capital expenditures included in the consolidated statement of cash flows for the years ended September 30, 2001, 2000 and 1999, excludes the addition of equipment under capital leases totaling $0, $0 and $579,496, respectively.

         Major customer information and revenue by customer category is discussed in Note 3. Revenue from foreign sources, primarily with corporations located in France, the Netherlands, Thailand, and Mexico, totaled $9,408,532, $9,319,638, and $3,893,274, for the years ended
         September 30, 2001, 2000, and 1999, respectively. The Company has no significant long-lived assets located in foreign countries.

         Reclassifications

         Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2001, 2000 and 1999

                                _________________

1.       Summary of Significant Accounting Policies (continued)

         Recent Accounting Pronouncements

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been previously issued. SFAS 141 and 142 will affect the accounting and reporting for only future business combinations, if any, of the Company.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 provides guidance on the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management does not expect a material impact of SFAS 143 on its results of operations and financial condition.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-live assets. SFAS 144 also expands the scope of a discontinued operation to include a component of an entity, and it eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not expect a material impact of SFAS 144 of its results of operations and financial condition.


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

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2001, 2000 and 1999
                               __________________

2.       Acquisitions and Dispositions (continued)


                                        Eleven months Ended      Year Ended
                                          August 31, 2000     September 30, 1999
                                          ---------------     ------------------
         Net Sales:
            Integral                      $   31,321,823       $    38,358,415
            SAT                                5,762,058             4,578,872
                                          --------------       ---------------
         Total                                37,083,881            42,937,287
                                          --------------       ---------------

         Income before taxes
            and discontinued item:
            Integral                           4,299,301             5,700,567
            SAT                                  188,082              (834,804)
                                          --------------       ---------------
         Total                                 4,487,383             4,865,763
                                          --------------       ---------------

         Net income:
            Integral                           3,714,538             3,715,847
            SAT                                  114,730              (515,551)
                                          --------------       ---------------
         Total                            $    3,829,268       $     3,200,296
                                          ==============       ===============


         The consolidated financial information presented above reflects no adjustments to net income or shareholder's equity resulting from the conforming of the SAT accounting practices to those of ISI. There were no significant intercompany transactions between ISI and SAT.

         In July 2000, the Company announced a plan to sell the assets of its wholly-owned subsidiary Integral Marketing, Inc. (IMI). IMI acts as a manufacturer's representative, selling electronic test instrumentation and equipment to customers primarily in Maryland, Virginia and the District of Columbia. On August 31, 2000, the sale was completed, effective July 1, 2000, for $1,300,000 comprised of $700,000 in cash and $600,000 in the form of a secured note due in quarterly installments through October 15, 2005 with interest at 5%. The net assets sold consisted primarily of cash, accounts receivable, and property and equipment.

         The disposal of IMI has been accounted for as a discontinued operation and, accordingly, its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations.

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2001, 2000 and 1999

                                _______________


2.       Acquisitions and Dispositions (continued)

         Information relating to the discontinued operations of IMI for the years ended September 30, 2000 and 1999 are as follows:

                                     September 30, 2000
                                     (nine months ended
                                       June 30, 2000)        September 30, 1999
                                       --------------        ------------------

         Net sales                        $   704,204           $   1,220,115
         Cost of sales                        523,092                 829,512
         Gross profit                         180,024                 391,444
         Operating costs                       23,172                  42,720
         Non-operating costs:                 (14,301)                 (4,657)
                                       --------------           -------------
         Income before taxes                  172,241                 353,381
           Less: Income tax
              Provision                        42,867                 136,500
                                       --------------           -------------
         Net income                       $   129,374           $     216,879
                                       ==============           =============


3.       Accounts Receivable and Revenue

         Accounts receivable at September 30, 2001 and 2000, consist of the following:

                                Billed                       2001                2000
                                                             ----                ----
              Government services
                Prime contracts                          $   1,653,784      $   1,406,350
                Subcontracts                                 5,338,782          1,200,279
              Commercial products and services               3,160,284          2,453,446
              Allowance for doubtful accounts                  (71,361)           (15,000)
                                                         -------------      -------------

                 Total billed                               10,081,489          5,045,075
                                                         -------------      -------------

                               Unbilled

              Government services
                Prime contracts                              3,631,661          1,374,050
                Subcontracts                                   489,899          4,946,143
              Commercial products and services               4,042,374          1,903,364
                                                         -------------      -------------

                 Total unbilled                              8,163,934          8,223,557
                                                         -------------      -------------

                Total accounts receivable, net           $  18,245,423      $  13,268,632
                                                         =============      =============

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

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2001, 2000 and 1999
                                   __________


3.       Accounts Receivable and Revenue (continued)

         Internally, the Company classifies contract revenues in two separate categories on the basis of the contract's procurement and development requirements: (i) contracts which require compliance with government procurement and development standards are classified as government revenue (government services) and (ii) contracts conducted according to commercial practices are classified as commercial revenue (commercial products and services), regardless of whether the end customer is a commercial or government entity. Sales of the Company's commercial off-the-shelf software products are classified as commercial products and services revenue.

         During the years ended September 30, 2001, 2000 and 1999, approximately 54%, 52%, and 57%, respectively, of the Company's revenue was from government services, primarily the National Oceanic and Atmospheric Administration (NOAA) and the United States Air Force (USAF). The remaining revenue is from commercial products and services as defined above.

         By the way of comparison, if revenues were reclassified according to end customer, the Company's revenue from U.S. Government customers, both as a prime contractor and a subcontractor, for each of the years ended September 30, 2001, 2000 and 1999, was 55%, 54% and 60%,
         respectively. Revenue from non-U.S. Government customers for each of the years ended September 30, 2001, 2000, and 1999, was 45%, 46% and 40%, respectively.

4.       Marketable Securities

         The following summarizes the Company's investments in debt and equity securities at September 30, 2001:

                                                                    Gross Unrealized
                                                 Cost                    Losses           Fair Market Value
                                                 ----                    ------           -----------------
         State Debt Securities               $ 47,356,000             $        --              $ 47,356,000
         Preferred Stock                       10,000,000                      --                10,000,000
         Common Stock                             955,495                (421,325)                  534,170
                                             ------------             -----------              ------------
         Total                               $ 58,311,495             $  (421,325)             $ 57,890,170
                                             ============             -----------              ------------

         At September 30, 2000, the Company held $49,966,000 in variable rate State of Maryland debt securities, which were carried at cost, which approximates fair market value.

         The investments in variable rate State of Maryland debt securities and Banc of America Preferred Funding Corporation "Dividends Received Eligible Auction Market" preferred stock ("DREAMS") are carried at cost which approximates fair market value. The investment in common stock is based on quoted market price. At September 30, 2001, the unrealized loss of $421,325 from the investment in common stock is reported in stockholders' equity as other comprehensive income (loss), net of deferred tax benefit of $164,317.

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2001, 2000 and 1999
                                 _____________

5.       Property and Equipment

         Property and equipment as of September 30, 2001 and 2000 are as follows:

                                                                               2001                    2000
                                                                               ----                    ----
              Electronic equipment                                         $    3,318,309         $    1,723,651
              Furniture and fixtures                                              523,324                417,424
              Leasehold improvements                                              237,133                152,857
              Software                                                            396,107                266,443
              Equipment under capital lease                                     1,378,461              1,911,463
                                                                           --------------         --------------

                Total property and equipment                                    5,853,334              4,471,838

              Less: accumulated depreciation and amortization                  (2,659,644)            (2,267,437)
                                                                           --------------         --------------

              Property and equipment, net                                  $    3,193,690         $    2,204,401
                                                                           ==============         ==============


6.       Software Development

         Software development costs as of September 30, 2001 and 2000, consist of the following:

                                                                               2001                    2000
                                                                               ----                    ----

              Costs incurred                                               $   10,550,070         $    7,288,224
              Less: accumulated amortization                                   (5,469,441)            (4,099,441)
                                                                           --------------         --------------

              Software development costs, net                              $    5,080,629         $    3,188,783
                                                                           ===============        ==============

         Amortization expense for the years ended September 30, 2001, 2000 and 1999, was $1,370,000, $950,000, and $660,000, respectively. Research and development expense for the years ended September 30, 2001, 2000, and 1999, was $199,987, $536,177 and $0, respectively.

7.       Line of Credit

         The Company has a line of credit agreement with a local bank for $9,000,000 for operating purposes and an additional line of credit with the bank for $6,000,000 to be used for corporate acquisitions. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4%, based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The lines of credit are secured by the Company's billed and unbilled accounts receivable and have certain financial covenants, including minimum net worth and liquidity ratios. The lines expire February 28, 2002. The Company also had a line of credit with another bank for $425,000. This line expired on August 2, 2001. The Company had no balance outstanding at September 30, 2001, 2000 and 1999 under any of its lines.

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2001, 2000 and 1999
                                   _________


8.       Accrued Expenses

         Accrued expenses at September 30, 2001 and 2000, consist of the following

                                                                           2001                    2000
                                                                           ----                    ----
              Accrued payroll and withholdings                        $    1,222,145          $    1,035,222
              Accrued vacation                                               939,994                 768,828
              Accrued profit sharing                                         618,111                 528,618
              Accrued warranty                                               135,000                 238,220
              Other accrued expenses                                          11,193                  47,624
                                                                      --------------          --------------

                Total accrued expenses                                $    2,926,443          $    2,618,512
                                                                      ==============          ==============


9.       Commitments and Contingencies

         Capital Leases

         The Company has a $2,000,000 equipment lease line of credit under which the Company can sell equipment and lease it back for a period of three years.

         The Company incurred capital lease obligations when it entered into new leases for equipment. Capital lease additions were $0, $0 and $579,496 for the years ended September 30, 2001, 2000 and 1999, respectively. Future payments under the capital lease obligations at September 30, 2001, are as follows:

              Years ending September 30,         2002                                         $      153,782
                                                 2003                                                 38,877
                                                 2004                                                 38,877
                                                 2005                                                 38,877
                                                 2006                                                 29,158
                                                                                              --------------

              Total payments                                                                         299,571
              Less amount representing interest at 8.8% per annum                                    (39,619)
                                                                                              --------------
              Present value of future lease payments                                          $      259,952
                                                                                              ==============

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2001, 2000 and 1999

                                _______________

9.       Commitments and Contingencies (continued)

         Operating Leases

         The Company leases its office space in Maryland, Colorado, California and Toulouse, France. The current leases expire in 2009, 2002, 2004 and 2009 respectively. Future minimum lease payments under the office leases are as follows:

              Years ending September 30,   2002                $     1,121,000
                                           2003                      1,123,000
                                           2004                      1,064,000
                                           2005                        869,000
                                           2006                        895,000
                                           Thereafter                2,520,000
                                                               ---------------

              Total payments                                   $     7,592,000
                                                               ===============

         Lease payments do not include operating expenses or utilities, which are adjusted annually. Rent expense was $1,252,880, $1,117,665 and $869,292 for the years ended September 30, 2001, 2000 and 1999, respectively.

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

10.      Income Taxes

         For the years ended September 30, 2001, 2000 and 1999, the provision for income taxes consists of the following:


                                                             2001                2000                  1999
                                                             ----                ----                  ----
           Current tax expense
             Federal                                     $      195,678      $      952,280       $    1,557,420
             State                                               65,223             370,331              318,990
                                                         -------------       --------------       --------------
                                                                260,901           1,322,611            1,876,410
           Deferred tax expense (benefit)                     1,302,382            (140,113)               5,936
                                                         --------------      --------------       --------------
           Total expense attributed to
             Continuing operations                            1,563,283           1,182,498            1,882,346

           Total expense attributable to
             discontinued operations                                  0             253,762              136,500
                                                         --------------      --------------       --------------

             Total provision                              $   1,563,283      $    1,436,260       $    2,018,846
                                                         ==============      ==============       ==============

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2001, 2000 and 1999

                               ___________________

10.      Income Taxes (continued)

         At September 30, 2001 and 2000, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                                                       Asset (Liability)

                                                                                   2001                 2000
                                                                                   ----                 ----

              Depreciation and amortization                                 $    (1,882,384)     $    (1,079,862)
              Vacation accrual                                                      366,598              299,843
              Revenue reserve                                                        27,830                5,850
              Warranty reserve                                                       52,650               92,906
              Gain on sale of subsidiary                                                  -             (212,942)
              Unrealized loss on marketable securities                              164,317                    -
              Net operating loss carryforward                                             -              761,280

                                                                            ---------------      ---------------
              Net                                                           $    (1,270,989)     $      (132,925)
                                                                            ===============      ===============


         The temporary differences are presented in the balance sheet as follows:

                                                                                       Asset (Liability)

                                                                                   2001                 2000
                                                                                   ----                 ----

              Deferred income tax asset - current portion                   $       611,395      $     1,121,437
              Deferred income tax liability - long term portion                  (1,882,384)          (1,254,362)
                                                                            ---------------      ---------------

              Net                                                           $    (1,270,989)     $      (132,925)
                                                                            ===============      ===============

         The September 30, 2000 presentation of the deferred tax asset and liability has been reclassified to conform to the current year presentation.

         The effective income tax rates differ from the statutory U.S. income tax rate due principally to the following:


                                                              2001          2000         1999
                                                              ----          ----         ----

              Federal statutory rate                            34.0%       34.0%         34.0%
              State tax, net of federal
                income tax benefit                               4.6         4.6           4.6
              Tax benefit of tax free investment income        (11.3)      (12.1)            -
              Other, primarily changes in estimates               .7        (2.3)            -
                                                            --------     -------      --------

                Effective rate                                  28.0%       24.2%         38.6%
                                                            ========     =======      ========

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2001, 2000 and 1999

                               __________________

11.     Profit Sharing and Employee Benefits Plans

        The Company has a profit sharing and 401(k) plan for the benefit of substantially all employees. Profit sharing contributions consist of discretionary amounts determined each year by the Board of Directors of the Company based upon net profits for the year and total compensation paid. The 401(k) feature allows employees to make elective deferrals not to exceed 10% of compensation. The Company also has a money purchase plan, which obligates the Company to contribute 5% of eligible salaries under the plan. For the years ended September 30, 2001, 2000 and 1999, contributions to the plans totaled $1,607,976, $1,659,687 and $1,410,426, respectively.

12.     Stock Option Plan

        Effective May 25, 1988, as amended on January 1, 1994 and May 8, 1998, the Company established a stock option plan to create additional incentives for the Company's employees, consultants and directors to promote the financial success of the Company. The Board of Directors has sole authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock under this plan. At September 30, 2001, the maximum number of shares of common stock which may be issued pursuant to the stock option plan is 1,800,000. The price of each option is set at the stock's bid price on the date of the Board of Directors meeting at which the option is granted. Options expire no later than ten years from the date of grant (five years for greater-than-10% owners) or when employment ceases, whichever comes first, and vest from one to five years.

        The stock option plan is accounted for under Accounting Principles Board
        (APB) Opinion No. 25. Accordingly, no compensation has been recognized for the plan. Had compensation cost for the plans been determined based on the estimated fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, the Company's net income and earnings per share for the years ended September 30, 2001, 2000 and 1999, would have been:

                                                          2001                 2000                1999
                                                          ----                 ----                ----
        Net income:
             As reported                             $ 4,011,120          $ 4,177,383         $ 3,200,296
             Pro forma                               $ 2,461,546          $ 2,983,688         $ 2,375,156

        Earnings per share:
             As reported  - basic                    $       .42          $       .47         $       .46
                          - dilutive                 $       .41          $       .45         $       .43
             Pro forma    - basic                    $       .26          $       .34         $       .34
                          - dilutive                 $       .25          $       .32         $       .32

        The fair value of the options granted is estimated on the date of the grant using the Black-Scholes options pricing model assuming the following: no dividend yield, risk-free interest rate of 5% for 2001 and 6% for prior years, expected volatility of 40%, and an expected term of the options of four years.

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2001, 2000 and 1999
                                  _____________

12.     Stock Option Plan (continued)


        At September 30, 2001, options to purchase stock under this plan were outstanding to employees as follows:

                     Number of           Exercise Price
                       Shares              Per Share

                         1,700          $  2.00 - 2.99
                       206,650          $  3.00 - 3.99
                        34,600          $  4.00 - 4.99
                         5,200          $  5.00 - 5.99
                         1,000          $  9.00 - 9.99
                         2,000          $ 12.00 - 12.99
                         6,200          $ 13.00 - 13.99
                         7,000          $ 14.00 - 14.99
                       111,300          $ 15.00 - 15.99
                        28,000          $ 16.00 - 16.99
                        33,250          $ 17.00 - 17.99
                       294,250          $ 18.00 - 18.99
                         5,000          $ 19.00 - 19.99
                         1,000          $ 20.00 - 20.99
                       182,950          $ 21.00 - 21.99
                        14,500          $ 22.00 - 22.99
                         3,000          $ 23.00 - 23.99
                         3,000          $ 24.00 - 24.99
                         3,500          $ 26.00 - 26.99
                           500          $ 28.00 - 28.99
                         1,000          $ 35.00 - 35.99
                         1,000          $ 40.00 - 40.99
                         1,500          $ 44.00 - 44.99
                         1,000          $ 45.00 - 45.99
                     ---------

                       949,100
                     =========

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2001, 2000 and 1999
                                   ___________

12.      Stock Option Plan (continued)

         Of the options outstanding at September 30, 2001, 462,340 options are exercisable immediately, and 486,760 options are exercisable over the next five years. Transactions involving the plan for the years ended September 30, 2001, 2000 and 1999, were as follows:

                                                                                            Weighted Average
                                                                         Shares              Exercise Prices
        Options outstanding, September 30, 1998                          712,494                  $    4.23
             Granted                                                     296,840                  $   19.01
             Exercised                                                  (140,656)                 $    3.25
             Cancelled                                                   (18,450)                 $   13.46
                                                                     -----------

        Options outstanding, September 30, 1999                          850,228                  $    9.36
             Granted                                                     235,850                  $   17.36
             Exercised                                                  (213,756)                 $    4.57
             Cancelled                                                   (41,122)                 $   15.75
                                                                     -----------

        Options outstanding, September 30, 2000                          831,200                  $   12.55
             Granted                                                     226,300                  $   20.66
             Exercised                                                   (63,760)                 $    4.51
             Cancelled                                                   (44,640)                 $   14.07
                                                                     -----------

        Options outstanding September 30, 2001                           949,100                  $   14.95
                                                                     ===========

         The weighted average fair values of options granted during the years ended September 30, 2001, 2000 and 1999, were $7.85, $6.75 and $7.50, respectively.

13.      Stockholder's Equity Transactions

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

         In August 2000, the Company issued 650,000 shares of common stock to acquire SAT Corporation. The acquisition was accounted for as pooling of interests as discussed in Note 2

         In September 2001, the Company reacquired 420,015 shares of its stock for a total cost of $7,748,135.

14.      Supplemental Cash Flow Information

         For the years ended September 30, 2001, 2000 and 1999, income taxes paid, were $562,277, $2,131,803 and $2,140,496, respectively, and interest expense incurred and paid was $50,675, $96,587 and $121,302, respectively.

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2001, 2000 and 1999

                                 _______________

15.      Quarterly Financial Data (unaudited)

         Integral Systems first three quarters in fiscal 2001 ended on December 31, 2000, March 31, 2001 and June 30, 2001. The fourth quarter ended on September 30, 2001.

         The following tables contain selected unaudited Consolidated Statement of Operations data for each quarter of fiscal years 2001 and 2000 (in thousands, except per share amounts). Quarterly information for fiscal year 2000 reflects the business combination with SAT Corporation, discussed in Note 2, accounted for as pooling of interest.

                                                                                             Fiscal 2001 Quarter Ended
                                                                              ------------------------------------------------------
                                                                              December 31     March 31       June 30    September 30
                                                                              -----------     --------       -------     -----------
                        Revenue                                                  8,469          9,545         10,392        12,126
                        Gross margin                                             2,871          2,749          2,676         3,530
                        Income from Operations                                     635            502            964         1,356
                        Net Income                                               1,052            788          1,006         1,165
                        Earnings per share - basic                                0.11           0.08           0.11          0.12
                        Earnings per share - diluted                              0.11           0.08           0.10          0.12
                        Weighted average common and equivalent
                           shares outstanding - basic                            9,441          9,452          9,465         9,490
                        Weighted average common and equivalent
                           shares outstanding - diluted                          9,564          9,609          9,690         9,743

                                                                                             Fiscal 2000 Quarter Ended
                                                                              ------------------------------------------------------
                                                                              December 31     March 31       June 30    September 30
                                                                              -----------     --------       -------    ------------
                        Revenue                                                 12,525         11,102          8,520         8,308
                        Gross margin                                             4,188          2,668          2,431         2,582
                        Income from Operations                                   1,951            436            246           286
                        Discontinued Operations
                        Income From Operations of Discontinued
                           Segment (net of tax)                                     83             33              4             9
                        Gain on Disposal of Discontinued                             0              0              0           335
                        Net Income                                               1,466            737            834         1,140
                        Earnings per share - basic
                           Continuing Operations                                  0.18           0.08           0.09          0.08
                           Discontinued Operations                                0.01           0.01           0.00          0.00
                           Gain on Disposal of Discontinued Segment               0.00           0.00           0.00          0.04
                                                                                ----------------------------------------------------
                        Net income                                                0.19           0.09           0.09          0.12
                        Earnings per share - diluted
                           Continuing Operations                                  0.16           0.08           0.09          0.08
                           Discontinued Operations                                0.01           0.00           0.00          0.00
                           Gain on Disposal of Discontinued Segment               0.00           0.00           0.00          0.04
                                                                                ----------------------------------------------------
                        Net income                                                0.17           0.08           0.09          0.12
                        Weighted average common and equivalent
                        shares outstanding - basic                               7,866          8,620          9,405         9,426
                        Weighted average common and equivalent
                        shares outstanding - diluted                             8,412          9,159          9,708         9,599

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

Steven R. Chamberlain, 46, a Company founder, has been Chairman of the Board since June 1992, President since May 1988, and a Director since 1982. He served as Vice President from 1982 until he became President. From 1978 to 1982, OAO Corporation employed Mr. Chamberlain where he progressed from Systems Analyst to Manager of the Offutt Air Force Base field support office. Mr. Chamberlain holds a B.S. degree in Physics from Memphis State University and has done graduate work in Physics and Mathematics at Memphis State and the University of Maryland.

Thomas L. Gough, 53, became a member of the Company's staff in January 1984. In March 1996, he was elected to the Board of Directors of the Company. He has served as President and Chief Operating Officer of the Company since June 1992. For three years before being named President, he served as Vice President and Chief Financial Officer. Prior to joining the Company, he was employed by Business and Technological Systems, Inc., where he managed the Software Systems Division. From 1972 to 1977, he was employed by Computer Sciences Corporation, where he progressed from Programmer Analyst to Section Manager. Mr. Gough earned a B.S. degree from the University of Maryland with a major in Information Systems Management in the School of Business and Public Administration.

Elaine M. Parfitt, 38, joined the Company in 1983. She served as Staff Accountant/Personnel Administrator until January 1995, when she was promoted to Controller/Director of Accounting. In March 1997, Ms. Parfitt was appointed Vice President and Chief Financial Officer. In February 2000, she was appointed Secretary and Treasurer. She holds a B.S. degree in Accounting from the University of Maryland and is a Certified Public Accountant.

Patrick R. Woods, 46, joined the Company in 1995, and has been Vice President, Government Programs since May 1998. From 1996 to April 1998, Mr. Woods served as Vice President, NOAA Programs. From 1994 to 1995, he worked for Space Systems/Loral (SS/L), and from 1985 to 1994, he worked for the Lockheed Martin Corporation (formerly Loral Aerospace). Mr. Woods served as the Director of Mission Operations for both SS/L and the AeroSys Division of Loral Aerospace. While at Loral Aerospace, Mr. Woods received the NASA Public Service Group Achievement Award from NASA Administrator Admiral Richard Truly for his management of the Hubble Space Telescope control center development and launch support. Mr. Woods holds a B.S. degree in Public Administration and a M.P.A. in Public Management from Indiana University.

Peter J. Gaffney, 42, joined the Company in 1986. In February 2000, Mr. Gaffney was appointed Vice President, Commercial Products. From May 1999 until February 2000, Mr. Gaffney served as Vice President, Commercial Division. From 1986 to 1992, he worked on simulators for the Company's DMSP and Tiros programs. In 1992, he became a project manager for EPOCH 2000 ground systems programs, which included the Command and Range Generator project for GE Americom, the Loral Skynet Telstar 3, 4, and 5 ground systems, and the Echostar 1, 2, 3, and 4 ground systems. Prior to joining Integral Systems, Mr. Gaffney was a design engineer for the General Electric Co., where he worked on the DSCS, Milstar, Landsat, and Spot satellite programs. Mr. Gaffney graduated from the University of Maryland in 1981 with a BS degree in Electrical Engineering.

Bonnie K. Wachtel, 46, has served as an outside director since May 1988. Since 1984, she has been Vice President, General Counsel, and a Director of Wachtel & Co., Inc., an investment-banking firm in Washington, DC. Ms. Wachtel serves as a Director of several corporations, including VSE Corporation and Information Analysis, Inc. She holds a B.A. and M.B.A. from the University of Chicago and a J.D. from the University of Virginia, and is a Certified Financial Analyst.

Dominic A. Laiti, 70, has served as an outside director of the Company since July 1995. Mr. Laiti is presently employed as an independent consultant and was President and Director of Globalink, Inc. from January 1990 to December 1994. He has over 26 years of experience in starting, building, and managing high-technology private and public companies with annual revenues from $2 million to over $120 million. Mr. Laiti was President of Hadron, Inc. from 1979 to 1989; Vice President of Xonics, Inc. from 1972 to 1979; and Vice President of KMS Industries from 1968 to 1972. He is a Director of Energy Recovery, Inc. and former Director of United Press International, Saturn Chemicals Company, Hadron, Inc., Telecommunications Industries, Inc., MAXXAM Technology, Inc., and Jupiter Technology, Inc.

R. Doss McComas, 47, joined the Board as an outside director in July 1995. He is President of e-Community Calendar Inc. a supplier of sponsor/advertising supported community information and a manufacturer and integrator of internet, cellular, and President of IWS wireless local loop systems. Previously, he was Chairman of Plexsys International, President of Fortel Technologies, Inc., and held positions with COMSAT RSI and Radation Systems, Inc., including Group Vice President, Vice President of Acquisitions, Strategic Planning and International Marketing, and General Counsel. He holds a B.A. degree from Virginia Polytechnic Institute; an M.B.A. from Mt. Saint Mary's; and a J.D. from Gonzaga University.

John R. (Reg) Murphy, 66, was elected to the Board as an outside director in February 2000. He is Vice Chairman of the National Geographic Society based in Washington, DC. He was President and CEO of the Society from 1995 to 1998. Prior to National Geographic, he was the publisher and CEO of the Baltimore Sun and a member of the Times Mirror Management Committee. Mr. Murphy has also been the Editor of the Atlanta Constitution and Editor and Publisher of the San Francisco Examiner. He is a past President of the United States Golf Association and Chairman of its Centennial Celebration Committee, and serves on the Board of Directors of The Omnicom Group, MSD&T Funds, Saxotech, and e-Motion, Inc. He is also President of Caves Valley Golf Club in Baltimore, Maryland and a Trustee of Mercer and Brenau Universities.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
             -------------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission and Nasdaq. Based on a review of the copies of such reports, the Company believes that during the fiscal year ending September 30, 2001 its executive officers, directors and greater than ten percent stockholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act, with the following exceptions: Thomas L. Gough, an executive officer and director of the Company, inadvertently filed late a Form 4 for May 2001, reporting four transactions and inadvertently filed late a Form 4 for June 2001, reporting one transaction; Patrick R. Woods an executive officer of the Company, inadvertently filed late a Form 4 for May 2001, reporting two transactions.

ITEM 11. EXECUTIVE COMPENSATION

a.   Summary Compensation Table

     The following table sets forth compensation received by the Company's CEO and four highest paid executive officers who were serving as executive officers of the Company at the end of fiscal year 2001 and who earned over $100,000 during the fiscal year ended September 30, 2001:

                                    Annual Compensation                     Long-Term Compensation
                                    -------------------                     ----------------------
                                                                          Awards                   Payouts
                                                                          ------                   -------
 Name and Principal                                                       Shares                  All Other
     Position                       Year     Salary         Bonus    Underlying Options          Compensation (1)
     --------                       ----     ------         -----    ------------------          ----------------
Chief Executive Officer
Steven. R. Chamberlain              2001     $235,251      $25,000          12,000                   $21,125
                                    2000     $214,303      $25,000          12,000                   $19,061
                                    1999     $187,862      $65,000          20,000                   $19,066
Chief Operating Officer/Pres.
  Thomas L. Gough                   2001     $195,494      $20,000           7,000                   $20,137
                                    2000     $180,648      $20,000          14,000                   $18,781
                                    1999     $167,545      $35,000               0                   $16,885
Vice Pres., Government Programs
  Patrick R. Woods                  2001     $167,338      $12,500           7,000                   $17,169
                                    2000     $152,510      $10,000           2,000                   $16,800
                                    1999     $156,119      $30,000          12,000                   $16,799
Vice Pres., Commercial Products
  Peter J. Gaffney                  2001     $155,012      $15,000           7,000                   $15,456
                                    2000     $132,423      $15,000           7,000                   $12,918
                                    1999     $107,520      $12,000          23,000                   $ 9,854
Vice Pres., Chief Financial Officer
  Elaine M. Parfitt                 2001     $155,012      $15,000           7,000                   $15,511
                                    2000     $132,169      $15,000           6,000                   $13,300
                                    1999     $106,506      $30,000          10,000                   $ 9,575

   (1) All Other Compensation represents employer pension contributions. It does not include the value of insurance premiums paid by or on behalf of the Company with respect to term life insurance for the benefit of each identified individual in the amounts of $745, $745 and $594 for fiscal years 2001, 2000 and 1999 respectively.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

====================================================================================================================
                                                 Individual Grants
====================================================================================================================
                                                  Percent of Total
                                    Number of       Options/SARs
                                     Options/        Granted to                                       Grant Date
                                       SARs         Employees in      Exercise/Base    Expiration      Present
               Name                  Granted        Fiscal Year         Price($)          Date         Value(1)
--------------------------------------------------------------------------------------------------------------------
CEO
Steven R. Chamberlain                 12,000              5%              $21.13           2007         $96,120

CHIEF OPERATING OFFICER/PRESIDENT
Thomas L. Gough                        7,000              3%              $21.13           2007         $56,070

VP GOVERNMENT PROGRAMS
Patrick R. Woods                       7,000              3%              $21.13           2007         $56,070

VP COMMERCIAL PRODUCTS
Peter J. Gaffney                       7,000              3%              $21.13           2007         $56,070

VP/CHIEF FINANCIAL OFFICER
Elaine M. Parfitt                      7,000              3%              $21.13           2007         $56,070

    (1) Grant date present value is calculated on the date of the grant using the Black-Scholes options pricing model assuming the following: no dividend yield, risk-free interest rate of 5%, expected volatility of 40%, and an expected term of the option of four years. This value is then multiplied by the number of options granted.

b.   Compensation Pursuant to Plans
     ------------------------------

     The Company's Board of Directors awards annual bonuses to officers and employees on a discretionary basis. Currently, no formal plan exists for determining bonus amounts.

     Effective October 1, 1987, the Company established a 401(K) pension and profit sharing plan (the "Plan") under Section 401 of the Internal Revenue Code (the "Code"). Under the Plan the Company contributes annually an amount equal to 5% of an eligible employee's salary, and may make additional contributions of up to 7.0% of an eligible employee's salary. The employee may contribute up to an additional 10% as salary deferral. In fiscal years 2001, 2000, and 1999 the Company contributed a total of 11% of eligible employees' salaries to the plans.

c.   Stock Option Plan
     -----------------

     Effective May 25, 1988, the Company established a stock option plan, as amended and restated in 1994 and 1998 (the "Stock Option Plan"), to create additional incentives for the Company's employees, consultants and directors to promote the financial success of the Company. The Stock Option Committee has the authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock of the Company under this plan. The maximum number of shares of Common Stock which may be issued pursuant to the Stock Option Plan was increased from 300,000 to 1,200,000 during fiscal year 1994. At the Annual Meeting of stockholders of the Company held on July 22, 1998, the stockholders approved an amendment and restatement of the Stock Option Plan which, among other changes, increased the number of shares subject to options under the Stock Option Plan from 1,200,000 to 1,800,000 shares. Options to purchase a total of 226,300 shares of Common Stock were issued and options to purchase 63,760 shares of Common Stock were exercised during fiscal year 2001. The Company has reserved for issuance an aggregate of 1,076,064 shares of Common Stock, of which options to purchase 949,100 shares are outstanding. Pursuant to the Stock Option Plan, options may be incentive stock options within the meaning of Section 422 of the Code or nonstatutory stock options, although incentive stock options may be granted only to employees.



Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

One of the executives named below exercised stock options during the fiscal year ended September 30, 2001.

Thomas L. Gough exercised 12,000 Incentive Stock Options.

------------------------------- ------------------ ----------------- ---------------------- -------------------------
             (a)                       (b)               (c)                  (d)                     (e)
------------------------------- ------------------ ----------------- ---------------------- -------------------------
                                                                           Number of
                                                                          Securities
                                                                      Securities Underlying    Value of Unexercised
                                                                      Unexercised Options/     In-the-Money Options/
                                                                       SARS at FY end (#)      SARS at FY end ($)/1/

                                  Shares Acquired                         Exercisable/             Exercisable/
             Name                 on Exercise (#)    Value Realized      Unexercisable            Unexercisable
------------------------------- ------------------ ----------------- ---------------------- -------------------------
Chief Executive Officer                ___               ___                100,400                $1,283,136
Steven R. Chamberlain                                                    (exercisable)           (exercisable)
                                                                            33,600                    $384
                                                                        (unexercisable)         (unexercisable)
------------------------------- ------------------ ----------------- ---------------------- -------------------------
Chief Operating Officer/Pres.        12,000            $192,540             22,800                  $282,512
Thomas L. Gough                                                          (exercisable)           (exercisable)
                                                                            18,200                    $448
                                                                        (unexercisable)         (unexercisable)
------------------------------- ------------------ ----------------- ---------------------- -------------------------
Vice President Government              ___               ___                 3,800                    $16
Programs                                                                 (exercisable)           (exercisable)
Patrick R. Woods                                                            15,800                    $64
                                                                        (unexercisable)         (unexercisable)
------------------------------- ------------------ ----------------- ---------------------- -------------------------
Vice President Commercial              ___               ___                34,600                  $347,096
Products                                                                 (exercisable)           (exercisable)
Peter J. Gaffney                                                            26,400                    $224
                                                                        (unexercisable)         (unexercisable)
------------------------------- ------------------ ----------------- ---------------------- -------------------------
Vice President, Chief                  ___               ___                11,200                  $86,808
Financial Officer                                                        (exercisable)           (exercisable)
Elaine M. Parfitt                                                           17,800                    $192
                                                                        (unexercisable)         (unexercisable)
------------------------------- ------------------ ----------------- ---------------------- -------------------------

    (1) Value for "In the Money" options represents the difference between the exercise prices of outstanding options and the fair market value of the Company's common stock of $18.04 per share at September 30, 2001.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a.   Security Ownership of Certain Beneficial Owners (as of 9/30/01)
     ---------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, par value $.01, as of September 30, 2001, by each person (other than directors and executive officers of the Company) known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock of the Company.

Name and Address of Beneficial Owner    Amount and Nature of          Percent of
------------------------------------    --------------------          ----------
                                          Beneficial Owner              Class
                                          ----------------              -----
Ashford Capital Management, Inc               614,600                    6.8%
3801 Kennett Pike Drive
Wilmington, DE 19807

Chartwell Capital Investors II LP             455,556                    5.0%
One Independent Drive
Suite 3120
Jacksonville, FL 32202

b.   Security Ownership of Management (as of 9/30/01)
     ------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, par value $.01, as of September 30, 2001, by (i) each director and executive officer of the Company and (ii) all directors and executive officers as a group. Except as indicated in the table, the address of the below-named directors and executive officers is that of the Company's principal executive offices.

Name and Address of Beneficial Owner                      Amount and Nature of         Percent of
------------------------------------                      --------------------         ----------
                                                            Beneficial Owner             Class
                                                            ----------------             -----
Executive Officers, Directors
Steven R. Chamberlain                                         436,905 (1)                 4.8%
Thomas L. Gough                                               185,400 (2)                 2.0%
Elaine M. Parfitt                                              19,600 (3)                   *
Patrick Woods                                                   4,800 (4)                   *
Peter J. Gaffney                                               42,600 (5)                   *
Bonnie K. Wachtel                                              63,400 (6)                   *
   1101 Fourteenth Street, N.W.
   Suite 800
   Washington, D.C. 20036
R. Doss McComas                                                10,000 (7)                   *
   409 Biggs Drive
   Front Royal, VA 22630
John R. (Reg) Murphy                                           12,000 (8)                   *
   Cottage 448, West 31st Street
   Sea Island, GA 31561
Dominic A. Laiti                                               10,000 (9)                   *
   12525 Knoll Brook Drive
   Clifton, VA 22024
All Directors and Executive Officers as a group
   (9 persons).                                               784,705                     8.4%

    *  Less than one percent of the Common Stock outstanding.
   (1) Includes outstanding options to purchase 100,400 shares of Common Stock which are exercisable within 60 days.
   (2) Includes outstanding options to purchase 22,800 shares of Common Stock which are exercisable within 60 days.
   (3) Includes outstanding options to purchase 11,200 shares of Common Stock which are exercisable within 60 days.
   (4) Includes outstanding options to purchase 3,800 shares of Common Stock which are exercisable within 60 days.
   (5) Includes outstanding options to purchase 34,600 shares of Common Stock which are exercisable within 60 days.
   (6) Includes outstanding options to purchase 37,000 shares of Common Stock which are exercisable within 60 days.
   (7) Includes outstanding options to purchase 10,000 shares of Common Stock which are exercisable within 60 days.
   (8) Includes outstanding options to purchase 10,000 shares of Common Stock which are exercisable within 60 days.
   (9) Includes outstanding options to purchase 10,000 shares of Common Stock which are exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       In August 2000, the Company entered into an agreement and plan of reorganization, by and among the Company, SAT Corporation, ISI Acquisition Corporation and Herbert Pardula, the sole shareholder of SAT Corporation. The reorganization agreement provided for the acquisition of SAT Corporation by the Company. Pursuant to the terms of the reorganization agreement, ISI was merged with and into SAT Corporation, with SAT Corporation as the surviving entity. At the time of the merger, SAT Corporation became a wholly owned subsidiary of the Company. Pursuant to the reorganization agreement, the purchase price paid to the sole shareholder of SAT Corporation by the Company in connection with the acquisition of SAT Corporation consisted of 650,000 shares of the Company's common stock, par value $.01 per share. The acquisition was accounted for as a pooling of interests. Upon the closing of the acquisition, Herbert Pardula became a beneficial owner of greater than 5% of the outstanding shares of the Company's Common Stock. Currently, Mr. Pardula owns less than 5% of the outstanding shares of the Company's Common Stock.

                                     PART IV

ITEM 14.   EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

       (a) Exhibits

       3.1 Articles of Restatement of the Company (Incorporated by reference to the Registration Statement on Form S-3 (File No. 333-82499) filed with the Commission on July 8, 1999.

       3.2 Amended and Restated By-Laws of the Company (Incorporated by reference to the Company's September 30, 2000 Annual Report on Form 10-K filed by the Company on December 21, 2000).

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


       (b) Reports on Form 8-K

       None.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                            Titles                                      Date
_________________________________________         Chairman of the Board, Director,             12/21/01
Steven R. Chamberlain                             Chief Executive Officer                 ----------------




_________________________________________         President, Chief Operating Officer,          12/21/01
Thomas L. Gough                                   Director                                ----------------


_________________________________________         Chief Financial Officer, Principal,          12/21/01
Elaine M. Parfitt                                 Accounting Officer                      ----------------


_________________________________________         Director                                     12/21/01
Dominic A. Laiti                                                                          ----------------

_________________________________________         Director                                     12/21/01
R. Doss McComas                                                                           ----------------

_________________________________________         Director                                     12/21/01
John R. Murphy                                                                            ----------------

_________________________________________         Director                                     12/21/01
Bonnie K. Wachtel                                                                         ----------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INTEGRAL SYSTEMS, INC.



DATE:     12/21/01                         BY: /s/ Steven R. Chamberlain
        -------------                         __________________________________
                                           Steven R. Chamberlain
                                           Chairman of the Board and
                                           Chief Executive Officer


DATE:     12/21/01                         BY: /s/ Thomas L. Gough
        -------------                         __________________________________
                                           Thomas L. Gough
                                           President, Chief Operating Officer
                                           Director


DATE:     12/21/01                         BY: /s/ Elaine M. Parfitt
        -------------                         __________________________________
                                           Elaine M. Parfitt
                                           Chief Financial Officer, Principal
                                           Accounting Officer