Form 10-Q
period 2001-12-31
INTEGRAL SYSTEMS INC /MD/
filed 2002-02-14
CIK 718130

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(mark one)
   X      Quarterly report pursuant to Section 13 or 15 (d) of the Securities
-------
          Exchange Act of 1934

          For the quarterly period ended December 31, 2001 or
                                         -----------------

_______ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the transition period from ___________ to _____________

Commission file number              0-18603
                                    -------


50X                             INTEGRAL SYSTEMS, INC.
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

                           Yes     X          No
                                -------          --------


Registrant had 9,104,913 shares of common stock outstanding as of January 31,
2002

                             INTEGRAL SYSTEMS, INC.

                                TABLE OF CONTENTS



                                                                                                      Page No.
                                                                                                      --------
PART I.   FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Balance Sheets - December 31, 2001 (unaudited) and September 30, 2001 ........................   1

         Unaudited Statements of Operations - Three Months Ended
            December 31, 2001 and December 31, 2000 ...................................................   3

         Unaudited Statement of Stockholders' Equity - Three Months
            Ended December 31, 2001 ...................................................................   4

         Unaudited Statements of Cash Flow - Three Months Ended
            December 31, 2001 and December 31, 2000 ...................................................   5

         Notes to Financial Statements ................................................................   6

     Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...............................................................   8

     Item 3. Quantitative and Qualitative Disclosures About Market Risk ...............................  14


PART II.   OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K ........................................................  14

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements
-----------------------------

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              December 31, 2001 (Unaudited) and September 30, 2001


ASSETS                                                        December 31,         September 30,
                                                                  2001                 2001
                                                              (Unaudited)
                                                            ----------------     -----------------
CURRENT ASSETS
   Cash                                                     $     12,504,408     $       2,379,503
   Marketable Securities                                          49,625,975            57,890,170
   Accounts Receivable, Net                                       14,905,275            18,384,883
   Notes Receivable                                                  113,901               112,495
   Prepaid Expenses                                                  748,710               340,677
   Deferred Income Tax - Current Portion                             447,078               611,395
   Income Taxes Receivable                                           985,943             1,940,573
                                                            ----------------     -----------------
TOTAL CURRENT ASSETS                                              79,331,290            81,659,696

PROPERTY AND EQUIPMENT                                             5,500,897             5,853,334
   Less:  Accum. Depreciation and Amortization                     2,032,974             2,659,644
                                                            ----------------     -----------------
TOTAL PROPERTY AND EQUIPMENT                                       3,467,923             3,193,690

OTHER ASSETS
   Notes Receivable - Non-current                                    739,719               406,727
   Software Development Costs, Net                                 5,677,798             5,080,629
   Deposits and Deferred Charges                                     167,241                72,702
                                                            ----------------     -----------------
TOTAL OTHER ASSETS                                                 6,584,758             5,560,058

TOTAL ASSETS                                                $     89,383,971     $      90,413,444
                                                            ================     =================


   The accompanying notes are an integral part of these consolidated financial statements.

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              December 31, 2001 (Unaudited) and September 30, 2001


LIABILITIES & STOCKHOLDERS' EQUITY                            December 31,        September 30,
----------------------------------
                                                                  2001                 2001
                                                              (Unaudited)
                                                            ----------------     ----------------
CURRENT LIABILITIES
      Accounts Payable                                      $      3,636,356     $      5,131,229
      Accrued Expenses                                             2,495,836            2,926,443
      Capital Leases Payable                                          74,258              137,791
      Billings in Excess of Cost                                   1,866,639            2,036,795
                                                            ----------------     ----------------
TOTAL CURRENT LIABILITIES                                          8,073,089           10,232,258
                                                            ----------------     ----------------

LONG TERM LIABILITIES
      Capital Leases Payable                                         112,554              122,161
      Deferred Income Taxes                                        1,997,270            1,882,384
                                                            ----------------     ----------------
TOTAL LONG TERM LIABILITIES                                        2,109,824            2,004,545

STOCKHOLDERS' EQUITY
      Common Stock, $.01 par value,
      40,000,000 shares authorized, and
      9,083,363 and 9,071,113 shares issued and
      outstanding at December 31, 2001
      and September 30, 2001, respectively                            90,834               90,711
      Additional Paid-in Capital                                  63,286,242           63,246,985
      Retained Earnings                                           15,644,288           15,095,953
      Accumulated other comprehensive income                         179,694             (257,008)
                                                            ----------------     ----------------

TOTAL STOCKHOLDERS' EQUITY                                        79,201,058           78,176,641
                                                            ----------------     ----------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $     89,383,971     $     90,413,444
                                                            ================     ================


   The accompanying notes are an integral part of these consolidated financial statements.

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended
                                                      December 31,
                                                  2001             2000
                                             -------------   -------------
Revenue                                      $ 10,257,457     $  8,468,676

Cost of Revenue
      Direct Labor                              2,580,362        2,193,993
      Overhead Costs                            1,955,220        1,779,590
      Travel and Other Direct Costs               384,835          395,499
      Direct Equipment & Subcontracts           2,223,267        1,228,412
                                             ------------     ------------
Total Cost of Revenue                           7,143,684        5,597,494
                                             ------------     ------------

Gross Margin                                    3,113,773        2,871,182
                                             ------------     ------------

Selling, General & Administrative               1,908,041        1,893,286
Product Amortization                              547,250          342,500
                                             ------------     ------------

Income From Operations                            658,482          635,396

Other Income (Expense)
        Interest Income                           286,477          815,719
        Interest Expense                          (17,743)         (16,172)
        Miscellaneous, net                        (58,624)         (97,503)
                                             ------------     ------------
Total Other Income                                210,110          702,044

Income Before Income Taxes                        868,592        1,337,440

Provision for Income Taxes                        252,487          285,200
                                             ------------     ------------

Net Income                                        616,105        1,052,240
                                             ============     ============

Weighted Average Number of Common Shares
Outstanding During Period                       9,073,196        9,441,118
                                             ============     ============
Earnings Per Share  - Basic                  $       0.07     $       0.11
                                             ============     ============
Diluted Shares Outstanding                      9,315,690        9,564,362
                                             ============     ============
Earnings Per Share - Diluted                 $       0.07     $       0.11
                                             ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
                                   (Unaudited)

                                                   Common                               Accumulated
                                       Number       Stock      Additional                  Other
                                         of         at Par      Paid-in     Retained   Comprehensive
                                       Shares       Value       Capital     Earnings       Income       Total
Balance September 30, 2001             9,071,113     90,711   63,246,985  15,095,953    (257,008)    78,176,641

Comprehensive income
 Net income                                    -          -            -     616,105           -        616,105
 Unrealized gain on marketable
 securities
 (Net of taxes of $279,203)                                                              436,702        436,702
                                    ------------ ---------- ------------- ----------  ----------     ----------
 Comprehensive Income                                                                                 1,052,807

Repurchased Shares                        (6,000)       (60)     (41,820)    (67,770)                  (109,650)

Stock Options Exercised                   18,250        183       81,077                                 81,260
                                    ------------ ---------- ------------  ----------  ----------     ----------

Balance December 31, 2001              9,083,363     90,834   63,286,242  15,644,288     179,694     79,201,058
                                    ============ ========== ============  ==========  ==========     ==========



   The accompanying notes are an integral part of these consolidated financial statements.

                             INTEGRAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            For the Three Months Ended
                                                                                   December 31,
                                                                            2001                  2000
                                                                        --------------        --------------
Cash flows from operating activities:

Net income                                                                 $   616,105           $ 1,052,240
                                                                        --------------        --------------

Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                    838,483               645,904
              Deferred Income taxes, net                                             -               (24,747)
              (Increase) decrease in:
                   Accounts receivable and other receivables                 3,479,608              (872,775)
                   Prepaid expenses and deposits                              (502,571)              (26,787)
              (Decrease) increase in:
                   Accounts payable                                         (1,494,873)              631,306
                   Accrued expenses                                           (430,607)             (134,491)
                   Billings in excess of cost                                 (170,156)             (135,213)
                   Income taxes payable, net                                   954,630              (173,341)
                                                                        --------------        --------------
Total adjustments                                                            2,674,514               (90,144)
                                                                        --------------        --------------

Net cash provided by operating activities                                    3,290,619               962,096
                                                                        --------------        --------------

Cash flows from investing activities:
              Sale of marketable securities                                  9,000,000                     -
              Purchase of marketable securities                                (19,900)                    -
              Notes receivable, net                                           (334,398)                    -
              Acquisition of fixed assets                                     (565,467)             (669,388)
              Software development costs                                    (1,144,419)             (609,637)
                                                                        --------------        --------------

Net cash provided by (used in) investing activities                          6,935,816            (1,279,025)
                                                                        --------------        --------------

Cash flows from financing activities:
              Proceeds from issuance of common stock                            81,260                96,973
              Payments on stock repurchase                                    (109,650)                    -
              Payments on capital lease obligations                            (73,140)             (156,612)
                                                                        --------------        --------------

Net cash used in financing activities                                         (101,530)              (59,639)
                                                                        --------------        --------------

Net increase (decrease) in cash                                             10,124,905              (376,568)

Cash - beginning of year                                                     2,379,503            17,558,331
                                                                        --------------        --------------

Cash - end of period                                                       $12,504,408           $17,181,763
                                                                        ==============        ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                             INTEGRAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation
         ---------------------
         The interim financial statements include the accounts of Integral Systems, Inc. (ISI or the Company) and its wholly-owned subsidiaries, SAT Corporation (SAT), Integral Systems Europe (ISI Europe), and InterSys, Inc. (INTSYS). All significant intercompany accounts and transactions have been eliminated in consolidation.

         In the opinion of management, the financial statements reflect all adjustments consisting only of normal recurring accruals necessary for a fair presentation of results for such periods. The financial statements, which are condensed and do not include all disclosures included in the annual financial statements, should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 2001. The results of operations for any interim period are not necessarily indicative of results for the full year.

         Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

2.       Accounts Receivable
         -------------------
         Accounts receivable at December 31, 2001 and September 30, 2001 consist of the following:

                                     December 31,                Sept. 30, 2001
                                        2001
                                 -----------------            ------------------
             Billed                   $  8,507,361                  $ 10,081,489
             Unbilled                    6,318,669                     8,163,934
             Other                          79,245                       139,460
                                 -----------------            ------------------
             Total                    $ 14,905,275                  $ 18,384,883
                                 =================            ==================

         The Company's accounts receivable consist of amounts due on prime contracts and subcontracts with the U.S. Government and contracts with various private organizations. Unbilled accounts receivable consist principally of amounts that are billed in the month following the incurrence of cost, amounts related to indirect cost variances on cost reimbursable type contracts or amounts related to milestones that are delivered under fixed price contracts. All unbilled receivables are expected to be billed and collected within one year.

3.       Line of Credit
         --------------

         The Company has a line of credit agreement with a local bank for $9.0 million for operating purposes and an additional line of credit with the bank amounting to $6.0 million, to be used for corporate acquisitions. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The lines of credit are secured by the Company's billed and unbilled accounts receivable and have certain financial covenants, including minimum net worth and liquidity ratios. The lines expire February 28, 2002. The Company is in the process of consolidating its lines of credit with its bank into one line of credit agreement.

         The Company had no balance outstanding at December 31, 2001, under either of its lines of credit.

                             INTEGRAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.    Subsequent Event
      ----------------

      On January 30, 2002, the Company acquired Newpoint Technologies, Inc. (Newpoint) of Salem, New Hampshire. The Company intends to account for this transaction as a purchase consistent with Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") issued by the Financial Accounting Standards Board (FASB).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
         ---------------------------------------------------------------

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

Results of Operations

The components of the Company's income statement as a percentage of revenue are depicted in the following table for the three months ended December 31, 2001 and December 31, 2000:

                                                              Three Months Ended December 31,

                                                                   % of                                   % of
                                                2001              Revenue            2000                Revenue
                                                ----              -------            ----                -------
                                          (in thousands)                        (in thousands)
Revenue                                       $10,258               100.0           $ 8,469               100.0
Cost of Revenue                                 7,144                69.6             5,598                66.1
                                              -------               -----           -------               -----

Gross Margin                                    3,114                30.4             2,871                33.9

Operating Expenses
    SG&A                                        1,908                18.6             1,893                22.4
    Prod. Amortization                            547                 5.3               343                 4.0
                                              -------               -----           -------               -----

Income from Operations                            659                 6.5               635                 7.5
Other Income (Expense) (net)                      210                 2.0               702                 8.3
                                              -------               -----           -------               -----

Income Before Income Taxes                        869                 8.5             1,337                15.8

Income Taxes                                      253                 2.5               285                 3.4
                                              -------               -----           -------               -----

Net Income                                    $   616                 6.0           $ 1,052                12.4
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

For the three months ended December 31, 2001 and 2000, the Company's revenues were generated from the following sources:

                                              Three Months Ended December 31,
     Revenue Type                                  2001             2000
     ------------                                  ----             ----

     Commercial Products & Services
     Commercial Users                                48%              47%
     U.S. Government Users                            -                1
                                                    ---              ---
          Subtotal                                   48               48

     Government Services
     NOAA                                            39               41
     Air Force                                        6                4
     Other U.S. Government Users                      7                7
                                                    ---              ---
          Subtotal                                   52               52

               Total                                100%             100%
                                                    ===              ===

Based on the Company's revenue categorization system, the Company classified 48% of its revenue as Commercial Products and Services revenue with the remaining 52% classified as Government Services revenue for both the three months ended December 31, 2001 and 2000, respectively. By way of comparison, if the revenues were classified strictly according to end-user (independent of the Company's internal revenue categorization system), the U.S. Government would account for 52% and 53% of the total revenues for the three months ended December 31, 2001 and 2000, respectively.

On a consolidated basis, revenue increased 21%, or $1.8 million, to $10.3 million for the three months ended December 31, 2001, from $8.5 million for the three months ended December 31, 2000. The increase was principally due to a $1.0 million increase in the Company's revenue from pass-through equipment, which increased from approximately $1.2 million in the first quarter last year to $2.2 million in the current quarter. In addition, revenue from SAT (which is classified entirely as Commercial Products and Services Revenue) increased by approximately $300,000 from $800,000 during the first quarter last fiscal year to approximately $1.1 million during the first quarter this fiscal year. The remaining $500,000 increase resulted from increased commercial service revenue.

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

During the three months ended December 31, 2001, cost of revenue increased by 27.6%, or $1.5 million, from $5.6 million during the three months ended December 31, 2000 to $7.1 million during the three months ended December 31, 2001. The increase was due primarily to increases in equipment and subcontract pass-throughs. Cost of revenue expressed as a percentage of revenue increased to approximately 69.6% during the three months ended December 31, 2001 compared to 66.1% during the three months ended December 31, 2000, which increase was primarily due to a higher percentage of equipment and subcontract costs in the fiscal year 2002 cost of revenue mix.

The Company's gross margin increased $243,000, or 8.5% to $3.1 million for the three months ended December 31, 2001 from $2.9 million for the three months ended December 31, 2000. The increase was principally due to the $1.5 million revenue increase discussed above. Gross margin as a percentage of revenue was 30.4% during the three months ended December 31, 2001 compared to 33.9% for the three months ended December 31, 2000. This decrease is primarily attributable to an increase in lower margin equipment and subcontract pass-through revenue during the current quarter.

Operating Expenses/Income from Operations

Selling, General & Administrative expenses (SG&A) remained flat at $1.9 million during the three months ended December 31, 2001 compared to the three months ended December 31, 2000. As a percentage of revenue, SG&A accounted for 18.6% of revenue for the three months ended December 31, 2001 compared to 22.4% in the quarter ended December 31, 2000.

Product amortization increased from $340,000 for the three months ended December 31, 2000 to $550,000 for the three months ended December 31, 2001 due to increases in capitalized software development costs.

Income from operations increased $20,000 to $660,000 for the three months ended December 31, 2001 from $640,000 for the three months ended December 31, 2000. The increase is primarily due to the increase in gross margin dollars largely offset by increases in product amortization expenses. As a percentage of revenue, income from operations decreased to 6.5% for the three months ended December 31, 2001 from 7.5% for the prior year's first quarter. The decrease is the result of the a lower gross margin coupled with an increased percentage of product amortization expenses against revenue during the three months ended December 31, 2001 compared to the three months ended December 31, 2000.

During the three months ended December 31, 2001, the Company recorded $290,000 of interest income compared to $820,000 of interest income recorded for the three months ended December 31, 2000. The decrease is due to the general decline in interest rates in response to recent cuts by the Federal Reserve Board and due to the Company's reduction in interest generating capital resulting from the repurchase of approximately $8.0 million of Company stock in September and October of 2001.

Income before income taxes decreased by almost $500,000 to $900,000 from $1.3 million between the two periods being compared principally due to the decrease in interest income discussed above.

The Company's effective tax rate increased from 21.3% for the three months ended December 31, 2000 to 29.1% for the three months ended December 31, 2001. The increase was primarily a result of a lower percentage of tax-free interest income compared to operating income recorded in the current quarter compared to the prior year's first quarter.

As a result of the above, net income decreased to approximately $600,000 during the three months ended December 31, 2001 from approximately $1.1 million during the three months ended December 31, 2000.

                                     OUTLOOK
                                     -------

This outlook section contains forward-looking statements, including but not necessarily limited to projections, all of which are based on current expectations. There is no assurance that the Company's projections will in fact be achieved and these projections do not reflect any acquisitions or divestitures subsequent to the end of the quarterly reporting period covered by this Form 10-Q. Reference should be made to the various important factors listed under the heading "Forward Looking Statements" that could cause actual future results to differ materially.

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

Looking forward to fiscal year 2002 in its entirety, the Company is anticipating growth in revenue, operating income, net income, and fully diluted earnings per common and equivalent share, of 15%, 25%, 20%, and 20% respectively over results posted for fiscal year 2001 in its entirety.

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

For the three months ended December 31, 2001, the Company generated approximately $3.3 million of cash from operating activities, and $6.9 million from investing activities, net of approximately $1.1 million used for newly capitalized software development costs and $600,000 for the purchase of fixed assets.

The Company has access to a general line of credit facility through which it could borrow up to $9.0 million for operating purposes and has an additional line of credit with the bank amounting to $6.0 million, which can be used for corporate acquisitions. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The lines of credit are secured by the Company's billed and unbilled accounts receivable and have certain financial covenants, including minimum net worth and liquidity ratios. The lines expire February 28, 2002. The Company had no balance outstanding at December 31, 2001 under any of its lines. The Company is in the process of consolidating its lines of credit with its bank into one line of credit.

The Company also has access to a $2.0 million equipment lease line of credit that had a balance of approximately $190,000 at December 31, 2001.

The Company currently anticipates that its current cash balances, amounts available under its lines of credit and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. The Company believes that inflation did not have a material impact on the Company's revenues or income from operations during the three months ended December 31, 2001 or in past fiscal years.

                           FORWARD LOOKING STATEMENTS
                           --------------------------

     Certain of the statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section, in other parts of this 10-Q, and in this section, including those under the headings "Outlook" and "Liquidity and Capital Resources," are forward looking. In addition, from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "continue", or other similar words, including statements as to the intent, belief, or current expectations of the Company and its directors, officers, and management with respect to the Company's future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. While the Company believes that these statements are and will be accurate, a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's statements. The Company's business is dependent upon general economic conditions and upon various conditions specific to its industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may effect the Company's business, other than those described elsewhere herein, include the following:

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

          . Risks related to the Company's acquisition strategy. In particular, the Company may not be able to find any attractive candidates or it may find that the acquisition terms proposed by potential acquisition candidates are not favorable to the Company. In addition, the Company may compete with other companies for these acquisition candidates, which competition may make an acquisition more expensive for the Company. If the Company is unable to identify and acquire any suitable candidates, the Company may not be able to find alternative uses for the cash proceeds of its previous private placements that improve the Company's business, financial conditions, or results of operations to the extent that an acquisition could. In addition, the integration of the acquired business or businesses may be costly and may result in a decrease in the value of the Company's common stock for the following reasons, among others:

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


PART II.  OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits
          --------

           4.1 Articles of Restatement of the Company (Incorporated by reference to the Registration Statement on Form S-3 (File No. 333-82499) filed with the Commission on July 8, 1999).

           4.2 Amended and Restated Bylaws of the Company (Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year ended September 30, 2000 filed with the Commission on December 21, 2000).

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

                                                       INTEGRAL SYSTEMS, INC.
                                                       ---------------------
                                                            (Registrant)



Date:      February 14, 2002      By:                 /s/
      -------------------------       -----------------------------------------
                                      Thomas L. Gough
                                      President & Chief Operating Officer

Date:      February 14, 2002      By:                 /s/
      -------------------------       -----------------------------------------
                                      Elaine M. Parfitt
                                      Vice President & Chief Financial Officer