Form 10-Q
period 2002-03-31
INTEGRAL SYSTEMS INC /MD/
filed 2002-05-15
CIK 718130

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(mark one)
   X      Quarterly report pursuant to Section 13 or 15 (d) of the
 ----     Securities Exchange Act of 1934


          For the quarterly period ended March 31, 2002 or
                                         --------------

_____ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the transition period from              to
                                         ------------     -------------

Commission file number              0-18603
                                    -------


                             INTEGRAL SYSTEMS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Maryland                                 52-1267968
-------------------------------------------------------------------------------
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                 Identification No.)


   5000 Philadelphia Way, Lanham, MD                  20706
-------------------------------------------------------------------------------
 (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code        (301) 731-4233
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

               Yes         X                      No
                       ---------                           --------


Registrant had 9,225,663 shares of common stock outstanding as of April 30, 2002

                             INTEGRAL SYSTEMS, INC.

                                TABLE OF CONTENTS

                                                                                           Page No.
                                                                                           --------

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Balance Sheets - March 31, 2002 (unaudited) and September 30, 2001                   2

         Unaudited Statements of Operations - Three and Six Months Ended
          March 31, 2002 and March 31, 2001                                                   4

         Unaudited Statement of Stockholders' Equity - Six Months
          Ended March 31, 2002                                                                5

         Unaudited Statements of Cash Flow - Six Months Ended
          March 31, 2002 and March 31, 2001                                                   6

         Notes to Financial Statements                                                        7

     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                      9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     19


PART II.   OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K                                               19


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements
-----------------------------

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                March 31, 2002 (Unaudited) and September 30, 2001



ASSETS

                                                                   March 31,           September 30,
                                                                     2002                   2001
                                                                  (Unaudited)
                                                               ------------------     -----------------

CURRENT ASSETS
  Cash                                                              $  6,109,676          $  2,379,503
  Marketable Securities                                               52,129,220            57,890,170
  Accounts Receivable                                                 17,013,328            18,384,883
  Notes Receivable                                                       115,325               112,495
  Prepaid Expenses                                                       919,805               340,677
  Deferred Income Tax - Current Portion                                  447,078               611,395
  Income Taxes Receivable                                                725,280             1,940,573
                                                               ------------------     -----------------
TOTAL CURRENT ASSETS                                                  77,459,712            81,659,696

PROPERTY AND EQUIPMENT                                                 5,856,282             5,853,334
  Less:  Accum. Depreciation                                           2,354,465             2,659,644
                                                               ------------------     -----------------
TOTAL PROPERY AND EQUIPMENT                                            3,501,817             3,193,690

OTHER ASSETS
  Notes Receivable - Non-Current                                         348,348               406,727
  Intangible Assets, net                                                 500,000                     0
  Goodwill                                                             2,353,103                     0
  Software Development Costs                                           6,008,911             5,080,629
  Deposits and Deferred Charges                                           83,377                72,702
                                                               ------------------     -----------------
TOTAL OTHER ASSETS                                                     9,293,739             5,560,058

TOTAL ASSETS                                                        $ 90,255,268          $ 90,413,444
                                                               ==================     =================


                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               March 31, 2002 (Unaudited) and September 30, 2001


LIABILITIES & STOCKHOLDERS' EQUITY

                                                                  March 31,              September 30,
                                                                     2002                     2001
                                                                 (Unaudited)
                                                               -----------------        -----------------

CURRENT LIABILITIES
      Accounts Payable                                               $2,850,547               $5,131,229
      Accrued Expenses                                                3,215,030                2,926,443
      Capital Leases Payable                                             59,999                  137,791
      Billings in Excess of Cost                                      1,949,935                2,036,795
                                                               -----------------        -----------------
TOTAL CURRENT LIABILITIES                                             8,075,511               10,232,258

LONG TERM LIABILITIES
      Capital Leases Payable                                            107,648                  122,161
      Deferred Income Taxes                                           2,064,191                1,882,384
                                                               -----------------        -----------------
TOTAL LONG TERM LIABILITIES                                           2,171,839                2,004,545

STOCKHOLDERS' EQUITY
      Common Stock, $.01 par value,
      40,000,000 shares authorized, and
      9,142,363 and 9,071,113 shares issued and
      outstanding at March 31, 2002
      and September 30, 2001, respectively                               91,424                   90,711
      Additional Paid-in Capital                                     63,554,243               63,246,985
      Retained Earnings                                              16,077,887               15,095,953
      Accumulated other comprehensive income                            284,364                 (257,008)
                                                               -----------------        -----------------

TOTAL STOCKHOLDERS' EQUITY                                           80,007,918               78,176,641
                                                               -----------------        -----------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $90,255,268              $90,413,444
                                                               =================        =================


                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three Months Ended                 Six Months Ended
                                                     March 31,                          March 31,

                                                 2002             2001             2002            2001
                                         -----------------  ----------------  --------------  --------------
Revenue                                       $10,557,529       $9,544,596      $20,814,986     $18,013,272

Cost of Revenue
    Direct Labor                                3,171,993        2,711,556        5,752,355       4,905,549
    Overhead Costs                              2,279,745        1,963,885        4,234,965       3,743,475
    Travel and Other Direct Costs                 399,087          388,771          783,922         784,270
    Direct Equipment & Subcontracts             1,655,825        1,731,980        3,879,092       2,960,392
                                         -----------------  ----------------  --------------  --------------
    Total Cost of Revenue                       7,506,650        6,796,192       14,650,334      12,393,686
                                         -----------------  ----------------  --------------  --------------
Gross Margin                                    3,050,879        2,748,404        6,164,652       5,619,586
Selling, General & Administrative               2,352,004        1,903,637        4,260,045       3,796,923
Product Amortization                              547,276          342,500        1,094,526         685,000
                                         -----------------  ----------------  --------------  --------------
Income From Operations                            151,599          502,267          810,081       1,137,663

Other Income (Expense)
    Interest Income                               240,517          626,708          526,994       1,442,427
    Interest Expense                              (46,668)         (15,359)         (64,411)        (31,531)
    Gain on sale of marketable securities         386,599                0          386,599               0
    Miscellaneous, net                            (24,322)         (40,983)         (82,946)       (138,486)
                                         -----------------  ----------------  --------------  -------------
Total Other Income                                556,126          570,366          766,236       1,272,410
Income Before Income Taxes                        707,725        1,072,633        1,576,317       2,410,073
Provision for Income Taxes                        274,126          284,600          526,613         569,800
                                         -----------------  ----------------  --------------  --------------
Net Income                                       $433,599         $788,033       $1,049,704      $1,840,273
                                         =================  ================  ==============  ==============
Weighted Avg. Number of Common
Shares Outstanding During Period                9,120,763        9,452,318        9,096,980       9,446,718
Earnings per Share - Basic                          $0.05            $0.08            $0.12           $0.19
Diluted Shares Outstanding                      9,316,743        9,608,517        9,296,883       9,586,787
Earnings per Share - Diluted                        $0.05            $0.08            $0.11           $0.19
                                         =================  ================  ==============  ==============


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED MARCH 31, 2002
                                  (Unaudited)



                                                               Common                                    Accumulated
                                                 Number        Stock        Additional                      Other
                                                   of          At Par        Paid-in       Retained      Comprehensive
                                                 Shares        Value         Capital       Earnings        Income         Total




Balance September 30, 2001                     9,071,113       $90,711    $63,246,985    $15,095,953      ($257,008)    $78,176,641


Comprehensive income
  Net income                                           -             -              -      1,049,704              -       1,049,704
  Unrealized gain on marketable
securities

  (Net of taxes of $346,124)                           -             -              -              -        541,372         541,372
                                                                                                                   ----------------
  Comprehensive Income                                                                                                    1,591,076

Repurchased Shares                                (6,000)          (60)       (41,820)       (67,770)                      (109,650)

Stock Options Exercised                           77,250           773        349,078                                       349,851
                                               -----------------------------------------------------------------------------------

Balance March 31, 2002                         9,142,363       $91,424    $63,554,243    $16,077,887       $284,364     $80,007,918
                                               ====================================================================================

                             INTEGRAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                             For the Six Months Ended
                                                                                     March 31,
                                                                             2002                  2001
                                                                        ---------------        --------------


Cash flows from operating activities:

Net income                                                                  $1,049,704            $1,840,273
                                                                        ---------------        --------------

Adjustments to reconcile net income to
net cash provided by operating activities:
              Depreciation and amortization                                  1,707,252             1,216,054
              Gain on sale of marketable securities                           (386,599)                    0
              Loss on disposal of fixed assets                                       0                 2,229
              Deferred Income taxes, net                                             0               (24,747)
              (Increase) decrease in operational assets and
              liabilities net of effects from acquisition:
                   Accounts receivable and other receivables                 2,198,421            (1,109,417)
                   Prepaid expenses and deposits                              (463,071)              (25,088)
                   Accounts payable                                         (4,668,019)               65,198
                   Accrued expenses                                           (171,990)              162,895
                   Billings in excess of cost                                 (742,974)             (806,585)
                   Income taxes payable, net                                 1,215,293                (8,759)
                                                                        ---------------        --------------
Total adjustments                                                           (1,311,687)             (528,220)
                                                                        ---------------        --------------

Net cash used in operating activities                                         (261,983)            1,312,053
                                                                        ---------------        --------------

Cash flows from investing activities:
              Sale of marketable securities, net                             6,225,000               830,000
              Sale of common stock, net                                        810,045                     0
              Notes receivable, net                                             55,549                26,592
              Acquisition of fixed assets                                     (656,446)             (944,278)
              Software development costs                                    (2,022,808)           (1,395,579)
              Net advances to Newpoint Technologies                           (448,332)                    0
              Acquisition of Newpoint Technologies                            (118,749)                    0
                                                                        ---------------        --------------

Net cash provided by investing activities                                    3,844,259            (1,483,265)
                                                                        ---------------        --------------

Cash flows from financing activities:
              Proceeds from issuance of common stock                           349,852               111,371
              Payments on stock repurchase                                    (109,650)                    0
              Payments on capital lease obligations                            (92,305)             (268,760)
                                                                        ---------------        --------------

Net cash provided by financing activities                                      147,897              (157,389)
                                                                        ---------------        --------------

Net increase (decrease) in cash                                              3,730,173              (328,601)

Cash - beginning of year                                                     2,379,503            17,558,331
                                                                        --------------         --------------


Cash - end of period                                                        $6,109,676           $17,229,730
                                                                        ==============         ==============

                             INTEGRAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       Basis of Presentation
         ---------------------

         The interim financial statements include the accounts of Integral Systems, Inc. (ISI or the Company) and its wholly-owned subsidiaries, SAT Corporation (SAT), Newpoint Technologies, Inc. (Newpoint), Integral Systems Europe (ISI Europe), and InterSys, Inc. (INTSYS). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

2.       Accounts Receivable
         -------------------

         Accounts receivable at March 31, 2002 and September 30, 2001 consist of the following:

                           March 31, 2002               Sept. 30, 2001
                          -----------------            ------------------
             Billed            $ 9,160,026                  $ 10,081,489
             Unbilled            7,778,463                     8,163,934
             Other                  74,839                       139,460
                          -----------------            ------------------
             Total            $ 17,013,328                  $ 18,384,883
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

3.       Line of Credit
         --------------

         The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company's billed and unbilled accounts receivable and has certain financial covenants, including minimum net worth and liquidity ratios. The line expires February 28, 2004.

         The Company had no balance outstanding at March 31, 2002, under the line of credit.

                             INTEGRAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4.       Acquisition
         -----------

         On January 30, 2002, the Company completed its acquisition of Newpoint Technologies, Inc. (Newpoint). As consideration for all of the shares issued and outstanding of Newpoint the Company agreed to make future contingent payments to the shareholders of Newpoint for the period beginning February 1, 2002 through September 30, 2005. The contingent payments are calculated every September 30 in the period from February 1, 2002 through September 30, 2005 based on a formula of net income and excess revenues as defined in the acquisition agreement.

         A total of $118,749 represents Integral Systems' direct transaction costs relating to the acquisition. To retire debt and fund operations, the Company made advances to Newpoint in the amounts of $490,000 and $1,837,849 immediately prior to and immediately following consummation of the acquisition. The operations of Newpoint are included in the consolidated statement of operations as of February 1, 2002.

         The acquisition was accounted for using the purchase method of accounting under the guidance in FASB Statement 141, Business Combinations. Accordingly, a portion of the purchase price has been allocated to assets acquired and liabilities assumed and other identified intangible assets based on estimated fair values on the acquisition date. Approximately $2,734,354, $400,000 and $100,000 were allocated to net liabilities assumed, technology and customer base, respectively. The excess of the net liabilities assumed and the direct transaction costs over the identified intangible assets acquired was allocated to goodwill. The Company's primary reason for acquiring Newpoint was to gain entrance to new markets and increase exposure to a certain class of customer. The technology and specific customers acquired were incidental to the transaction. Accordingly, a significant portion of the excess of net liabilities assumed and the purchase price was allocated to goodwill. The net liabilities assumed includes amounts previously advanced by the Company. The identified intangible assets are being amortized on a straight-line basis over an estimated useful life of four years for the technology and customer base. Goodwill is not being amortized but is being reviewed annually for impairment in accordance with FAS 142. The purchase price allocation is based on preliminary estimates and is subject to change as final valuations are made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
               ------------------------------------------------------------

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

In March 2001 the Company formed a wholly owned subsidiary, Integral Systems' Europe S.A.S. ("ISI Europe") with headquarters in Toulouse, France. The new subsidiary serves as the focal point for the support of all of Integral's European business.

On January 30, 2002, the Company completed the acquisition of Newpoint Technologies, Inc. (Newpoint) of Salem, New Hampshire. Newpoint provides equipment monitoring and control software to satellite operators and the telecommunications industry.

Critical Accounting Policies

The Company believes the following accounting policies are critical to the understanding of the Company's financial condition and results of operations.

Revenue Recognition
-------------------

The Company provides services under fixed price contracts for which revenue is generally recognized using the percentage of completion method based on the relationship of actual costs incurred to total costs estimated over the duration of the contract. These estimates regarding costs underlie the Company's determinations as to overall contract profitability and the timing of revenue recognition. If the Company does not accurately estimate the resources required or the scope of the work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then actual results may differ from projected results and losses on contracts may need to be recognized.

Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause the Company's operating results to vary significantly from quarter to quarter.

Provision for Doubtful Accounts
-------------------------------

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of individual accounts receivable balances, including the credit worthiness of each customer and the period in which customers' financial condition deteriorate and they are no longer able to pay the balances owed to the Company.

To the extent the Company does not recognize deterioration in its customers' financial condition in the period it occurs, or to the extent the Company underestimates its customers' ability to pay, the amount of bad debt expense recognized in a given reporting resulting will be impacted.

Goodwill and Other Intangible Assets
------------------------------------

The Company's acquisitions of other companies have resulted in the acquisition of certain intangible assets and goodwill. These assets are subject to impairment to the extent the Company's operations experience significant negative results. These negative results can be the result of The Company's individual operations or negative trends in the Company's industry or in the general economy, which impact the Company. To the extent The Company's intangible assets or goodwill are determined to be impaired, then these balances are written down to their estimated fair value on the date of the impairment. Determining when an impairment has occurred involves a significant amount of judgment. Management bases its judgment on a number of factors including viability of the businesses acquired, their integration into the Company's operations, the market in which those businesses operate and their projected future results, cash flow projections, and numerous other factors. The results reported in any given period could be impacted by management's determination as to when an impairment has occurred.

Results of Operations

The components of the Company's income statement as a percentage of revenue are depicted in the following table for the three months ended March 31, 2002 and March 31, 2001:


                                                           Three Months Ended March 31,

                                                             % of                                 % of
                                            2002            Revenue            2001             Revenue
                                            ----            -------            ----             -------
                                       (in thousands)                     (in thousands)


Revenue                                   $10,558            100.0             $9,545             100.0
Cost of Revenue                             7,507             71.1              6,796              71.2
                                          -------            -----             ------             -----

Gross Margin                                3,051             28.9              2,749              28.8

Operating Expenses
    SG&A                                    2,352             22.3              1,904              19.9
    Prod. Amortization                        547              5.2                342               3.6
                                          -------            -----             ------             -----

Income from Operations                        152              1.4                503               5.3
Other Income (Expense) (net)                  556              5.3                570               6.0
                                          -------            -----             ------             -----

Income Before Income Taxes                    708              6.7              1,073              11.3

Income Taxes                                  274              2.6                285               3.0
                                          -------            -----             ------             -----

Net Income                                $   434              4.1             $  788               8.3
                                          =======            =====             ======             =====



Revenue

The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts that are funded by the U.S. Government, as well as commercial and international organizations.

Internally, the Company classifies revenues in two separate categories on the basis of the contracts' procurement and development requirements: (i) contracts which require compliance with Government procurement and development standards ("Government Services") are classified as government revenue, and (ii) contracts conducted according to commercial practices ("Commercial Products and Services") are classified as commercial revenue, regardless of whether the end customer is a commercial or government entity. Sales of the Company's COTS products are classified as Commercial Products and Services revenue. Revenues attributable to SAT, Newpoint, and ISI Europe are also classified as Commercial Products and Services revenue.

For the three months ended March 31, 2002 and 2001, the Company's revenues were generated from the following sources:



                                                          Three Months Ended March 31,
     Revenue Type                                           2002              2001
     ------------                                         --------          --------


     Commercial Products & Services
     Commercial Users                                         49%               44%
     U.S. Government Users                                     -                 1
                                                            ----              ----
          Subtotal                                            49                45

     Government Services
     NOAA                                                     38                40
     Air Force                                                 7                 5
     Other U.S. Government Users                               6                10
                                                            ----              ----
          Subtotal                                            51                55


               Total                                         100%              100%
                                                            ====              ====


Based on the Company's revenue categorization system, the Company classified 49% of its revenue as Commercial Products and Services revenue with the remaining 51% classified as Government Services revenue for the three months ended March 31, 2002. For the three months ended March 31, 2001 the Company classified 45% of its revenue Commercial Products and Services revenue with the remaining 55% classified as Government Services revenue. By way of comparison, if the revenues were classified strictly according to end user (independent of the Company's internal revenue categorization system), the U.S. Government would account for 51% and 56% of the total revenues for the three months ended March 31, 2002 and 2001, respectively.

On a consolidated basis, revenue increased 11%, or $1.1 million, to $10.6 million for the three months ended March 31, 2002, from $9.5 million for the three months ended March 31, 2001. The increase was due to increases in the Company's Commercial Products and Services revenues, which fully accounted for the change. Specifically, the Company recorded approximately $600,000 in Commercial Products and Services revenues for Newpoint subsequent to its acquisition at the end of January 2002. Newpoint revenues were not part of the Company's consolidated revenues during the three months ended March 31, 2001. The remaining $500,000 increase in revenues was primarily attributable to increased license revenues and increases in revenues generated from services provided in the commercial sector.

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

During the three months ended March 31, 2002, cost of revenue increased by 10.5%, or $700,000, from $6.8 million during the three months ended March 31, 2001 to $7.5 million during the three months ended March 31, 2002. The increase was mostly due to Newpoint's cost of revenue (approximately $500,000) which was not included with the Company's results from operations for the three months ended March 31, 2001. In addition costs of revenue for SAT increased approximately $400,000 between the quarters being compared even though SAT revenue decreased by $50,000. The increased costs at SAT for the three months ended March 31, 2002 relate to cost overruns on two -fixed price contracts. Overall cost of revenue expressed as a percentage of revenue remained relatively constant at 71.1% for the three months ended March 31, 2002 and 71.2% for the three months ended March 31, 2001.

The Company's gross margin increased $300,000, or 11% to $3.0 million for the three months ended March 31, 2002 from $2.7 million for the three months ended March 31, 2001. The increase was principally due to the $1.1 million revenue increase discussed above. Gross margin as a percentage of revenue was relatively constant at 28.9% during the three months ended March 31, 2002 compared to 28.8% for the three months ended March 31, 2001.

Operating Expenses/Income from Operations

Selling, General & Administrative expenses (SG&A) were $2.4 million during the three months ended March 31, 2002 compared to $1.9 million for the three months ended March 31, 2001. More than half of the increase was the result of the inclusion of SG&A costs for Newpoint, which costs were not recorded by the Company during the three months ended March 31, 2001, while the balance of the increase was attributable to sales and marketing costs incurred in pursuit of new business principally with the U.S. Air Force. As a percentage of revenue, SG&A accounted for 22.3% of revenue for the three months ended March 31, 2002 compared to 19.9% for the three months ended March 31, 2001.

Product amortization increased from $342,000 for the three months ended March 31, 2001 to $547,000 for the three months ended March 31, 2002 due to increases in capitalized software development costs.

Income from operations decreased $350,000 to $150,000 for the three months ended March 31, 2002 from $500,000 for the three months ended March 31, 2001. The decrease is primarily due to increases in SG&A expenses and product amortization expenses. Further, the Company experienced an operating loss of approximately $300,000 at SAT and an operating loss of approximately $139,000 at Newpoint for the three months ended March 31, 2002. As a percentage of revenue, income from operations decreased to 1.4% for the three months ended March 31, 2002 from 5.3% for the prior year's second quarter. The decrease is the result of the higher SG&A coupled with an increased percentage of product amortization expenses against revenue during the three months ended March 31, 2002 compared to the three months ended March 31, 2001 plus the operating losses at SAT and Newpoint discussed above.

During the three months ended March 31, 2002, the Company recorded $240,000 of interest income compared to $627,000 of interest income recorded for the three months ended March 31, 2001. The decrease is due to the general decline in interest rates in response to recent interest rate cuts by the Federal Reserve Board and the Company's reduction in interest generating capital resulting from the repurchase of approximately $8.0 million of Company stock in September and October of 2001. During the current quarter, the Company also realized a gain of approximately $400,000 resulting from the sale of marketable securities. No such gain was recorded during the three months ended March 31, 2001.

Income before income taxes decreased by approximately $400,000 to $700,000 from $1.1 million between the two periods being compared principally due to the increase in SG&A and product amortization expenses accompanied by the decrease in interest income discussed above.

The Company's effective tax rate increased from 26.6% for the three months ended March 31, 2001 to 38.7% for the three months ended March 31, 2002. The increase in tax rate was primarily a result of a lower percentage of tax-free interest income compared to operating income recorded in the current quarter compared to the prior year's second quarter.

As a result of the above, net income decreased to approximately $430,000 during the three months ended March 31, 2002 from approximately $790,000 during the three months ended March 31, 2001.

      COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001
      --------------------------------------------------------------------

The components of the Company's income statement as a percentage of revenue are depicted in the following table for the six months ended March 31, 2002 and March 31, 2001:



                                                          Six Months Ended March 31,

                                                           % of                                  % of
                                          2002           Revenue                2001           Revenue
                                          ----           --------               ----           -------
                                     (in thousands)                        (in thousands)



Revenue                                $20,815             100.0               $18,013         100.0
Cost of Revenue                         14,650              70.4                12,393          68.8
                                       -------            ------               -------         -----

Gross Margin                             6,165             29.6                  5,620          31.2

Operating Expenses
    SG&A                                 4,260              20.5                 3,797          21.1
    Prod. Amortization                   1,095               5.2                   685           3.8
                                       -------            ------               -------         -----

Income from Operations                     810               3.9                 1,138           6.3
Other Income (Expense)  (net)              766               3.7                 1,272           7.1
                                       -------            ------               -------         -----


Income Before Income Taxes               1,576               7.6                 2,410          13.4

Income Taxes                               526               2.5                   570           3.2
                                       -------            ------               -------         -----

Net Income                               1,050               5.1                 1,840          10.2





Revenue
-------

For the six months ended March 31, 2002 and 2001 the Company's revenues were generated from the following sources:



                                                           Six Months Ended March 31,
     Revenue Type                                          2002                  2001
     ------------


     Commercial Products and Services
     Commercial Users                                        48%                   48%
     U.S. Government Users                                    1                     1
                                                             ---                   ---
          Subtotal                                           49                    49

     Government Services
     NOAA                                                    38                    38
     NASA                                                     7                     5
     Other U.S. Government Users                              6                     8
                                                            ----                 -----
          Subtotal                                           51                    51

               Total                                        100%                  100%
                                                          =======              =======



Based on the Company's revenue categorization system, the Company classified 49% of its revenue as Commercial Products and Services revenue with the remaining 51% classified as Government Services revenue for the six months ended March 31, 2002 and 2001. By way of comparison, if the revenues were classified strictly according to end user (independent of the Company's internal revenue categorization system), the U.S. Government would account for 52% of the total revenues for the six months ended March 31, 2002 and 2001.

On a consolidated basis, revenue increased 16%, or $2.8 million, to $20.8 million for the six months ended March 31, 2002 from $18.0 million for the six months ended March 31, 2001. All revenue functional components (i.e. licenses, services, and pass throughs) were greater during the six months ended March 31, 2002 compared to the six months ended March 31, 2001. Further approximately $600,000 In Commercial Products and Services revenue was recorded for Newpoint in the current six month period whereas no Newpoint revenues were recorded by the Company during the first six months in fiscal year 2001.

Cost of Revenue/Gross Margin

During the six months ended March 31, 2002, cost of revenue increased 18.2% or $2.2 million to $14.6 million from $12.4 million during the six months ended March 31, 2001. The increase was due to increases in direct labor, related overhead costs and equipment and subcontract pass-throughs necessary to support the increase in revenue discussed above. Further, cost of sales amounts attributed to Newpoint (approximately $500,000) were not included with the Company's results from operations for the six months ended March 31, 2001. In addition, costs of revenue for SAT increased approximately $500,000 between the periods being compared even though SAT revenue only increased by $260,000. The increased costs at SAT for the six months ended March 31, 2002 relate to overruns on two fixed price contracts. Overall cost of revenue expressed as a percentage of revenues increased to 70.4% for the six months ended March 31, 2002 from 68.8% for the six months ended March 31, 2001. The increase was primarily due to a higher cost of revenue percentage at SAT for the six months ended March 31, 2002 compared to the six months ended March 31, 2001.

The Company's gross margin increased approximately $500,000 to $6.1 million for the six months ended March 31, 2002 from $5.6 million for the six months ended March 31, 2001. The increase was principally due to the $2.8 million increase in revenue discussed above. Gross margin as a percentage of revenue was 29.6% during the six months ended March 31, 2002 compared to 31.2% for the six months ended March 31, 2001. This decrease is primarily attributable to a decrease in gross margin at SAT as a result of the two overrun contracts discussed above. Further Newpoint's gross margin percentage was only 22%, for the six months ended March 31, 2002, thereby reducing the Company's overall gross margin percentage.

Operating Expenses/Income from Operations

SG&A increased approximately $500,000 for the six months ended March 31, 2002 when compared with the six months ended March 31, 2001. More than half of the increase was the result of the inclusion of SG&A costs for Newpoint, which costs were not recorded by the Company during the six months ended March 31, 2001, while the balance of the increase was attributable to sales and marketing costs incurred in pursuit of new business principally with the U.S. Air Force. As a percentage of revenue, SG&A accounted for 20.5% of revenue for the six months ended March 31, 2002 compared to 21.1% for the six months ended March 31, 2001. The change in percentage of revenue was primarily due to the increases in revenue discussed above.

Product amortization increased to $1.1 million for the six months ended March 31, 2002 compared to $685,000 for the six months ended March 31, 2001 due to increases in capitalized software development costs.

Income from operations decreased approximately $300,000, or 28.7%, to $800,000 for the six months ended March 31, 2002 from $1.1 million for the six months ended March 31, 2001, which decrease was primarily due to higher SG&A and product amortization expenses. Further, the Company experienced an operating loss of approximately $200,000 at SAT and an operating loss of approximately $139,000 at

Newpoint for the six months ended March 31, 2002. As a percentage of revenue, income from operations decreased to 3.9% for the six months ended March 31, 2002 from 6.3% for the prior fiscal year's first half. This decrease was principally the result of a lower gross margin percentage coupled with a higher percentage of product amortization expense against revenue in the first six months of fiscal year 2002 compared to the first six months of the last fiscal year.

During the six months ended March 31, 2002, the Company recorded $500,000 of interest income compared to $1.4 million of interest income for the six months ended March 31, 2001. The decrease is due to the general decline in interest rates in response to recent interest rate cuts by the Federal Reserve Board and the Company's reduction in interest generating capital resulting from the repurchase of approximately $8.0 million of Company stock in September and October of 2001. During the current six months the Company also realized a gain of approximately $400,000 resulting from the sale of marketable securities. No such gain was recorded during the six months ended March 31, 2001.

Income before income taxes decreased by approximately $800,000 to $1.6 million from $2.4 million between the two periods being compared principally due to the increase in SG&A and product amortization expenses accompanied by the decrease in interest income discussed above.

The Company's effective tax rate increased from 23.6% for the six months ended March 31, 2001 to 33.4% for the six months ended March 31, 2002. The increase was primarily a result of a lower percentage of tax-free interest income compared to operating income recorded in the current six month period compared to the prior year's first six months.

As a result of the above, net income decreased to approximately $1.0 million during the six months ended March 31, 2002 from approximately $1.8 million during the six months ended March 31, 2001.

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

At this time, the Company has a backlog of work to be performed and it may receive additional contract awards based on proposals in the pipeline. Management believes that operating results for future periods will improve based on the following assumptions:

    o Demand for satellite technology and related products and services will continue to expand; and

    o Sales of its software products and engineering services will continue to increase.

Looking forward to fiscal year 2002 in its entirety, the Company is anticipating growth in revenue, of at least 20% over results posted for fiscal year 2001 in its entirety. Conversely (and consistent with previously announced guidance) earnings per share may be as much as 20% lower than results recorded for fiscal year 2001. The anticipated lower earnings would result from:

    o Lower first half results as discussed above
    o Continued lower interest income
    o Anticipated operating losses from Newpoint
    o Expected lower results from SAT

Based on recently announced contract awards (particularly with the U.S. Air Force) and also consistent with previous guidance, management believes that revenues for fiscal year 2003 should be at least 25% greater than revenues for fiscal year 2002, while earnings per share should be at least 50% greater in fiscal year 2003 compared to fiscal year 2002.

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

For the six months ended March 31, 2002, the Company used approximately $260,000 of cash from operating activities, and generated $3.8 million from investing activities, net of approximately $2.0 million used for newly capitalized software development costs and $660,000 for the purchase of fixed assets.

The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company's billed and unbilled accounts receivable and has certain financial covenants, including minimum net worth and liquidity ratios. The line expires February 28, 2004.

The Company had no balance outstanding at March 31, 2002, under the line of credit.

The Company also has access to a $2.0 million equipment lease line of credit that had a balance of approximately $168,000 at March 31, 2002.

The Company currently anticipates that its current cash balances, amounts available under its lines of credit and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. The Company believes that inflation did not have a material impact on the Company's revenues or income from operations during the six months ended March 31, 2002 or in past fiscal years.

                           FORWARD LOOKING STATEMENTS
                           --------------------------

      Certain of the statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section, in other parts of this 10-Q, and in this section, including those under the headings "Outlook" and "Liquidity and Capital Resources," are forward looking. In addition, from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "continue", or other similar words, including statements as to the intent, belief, or current expectations of the Company and its directors, officers, and management with respect to the Company's future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. While the Company believes that these statements are and will be accurate, a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's statements. The Company's business is dependent upon general economic conditions and upon various conditions specific to its industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may effect the Company's business, other than those described elsewhere herein, include the following:

      o A significant portion of the Company's revenue is derived from contracts or subcontracts funded by the U.S. Government, which are subject to termination without cause, government regulations and audits, competitive bidding, and the budget and funding process of the U.S. Government.

      o The presence of competitors with greater financial resources and their strategic response to the Company's new services.

      o The potential obsolescence of the Company's services due to the introduction of new technologies.

      o The response of customers to the Company's marketing strategies and services.

      o The Company's commercial contracts are subject to strict performance and other requirements.

      o The intense competition in the satellite ground system industry could harm our financial performance.

      o Risks related to the Company's acquisition strategy. In particular, the Company may not be able to find any attractive candidates or it may find that the acquisition terms proposed by potential acquisition candidates are not favorable to the Company. In addition, the Company may compete with other companies for these acquisition candidates, which competition may make an acquisition more expensive for the Company. If the Company is unable to identify and acquire any suitable candidates, the Company may not be able to find alternative uses for the cash proceeds of its previous private placements that improve the Company's business, financial conditions, or results of operations to the extent that an acquisition could. In addition, the integration of the acquired business or businesses may be costly and may result in a decrease in the value of the Company's common stock for the following reasons, among others:

            o the Company may not adequately assess the risks inherent in a particular acquisition candidate or correctly assess the candidate's potential contribution to the Company's financial performance;

            o the Company may need to divert more management resources to integration than it planned, which may adversely affect its ability to pursue other more profitable activities;

          o the difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate backgrounds and combining different corporate cultures;

          o the Company may not eliminate as many redundant costs as it anticipated in selecting acquisition candidates; and

          o an acquisition candidate may have liabilities or adverse operating issues that the Company failed to discover through its due diligence prior to the acquisition.

      o   Changes in activity levels in the Company's core markets.

      While sometimes presented with numerical specificity, these forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which although considered reasonable by the Company, may not be realized. Because of the number and range of the assumptions underlying the Company's forward-looking statements, many of which are subject to significant uncertainties and contingencies beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this document. These forward-looking statements are based on current information and expectation, and the Company assumes no obligation to update. The actual experience of the Company and the results achieved during the period covered by any particular forward-looking statement may vary materially. Therefore, these forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates will be realized. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

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

          10.1 Line of Credit Extension to that certain Revolving Line of Credit Loan Agreement and Security Agreement, dated December 9, 1999, by and between Integral Systems, Inc. and Bank of America, N.A.

          10.2 Award/Contract No. F04701-01-C-0012 from MCK Space & Missile Systems Center, effective as of February 7, 2001.

          11.1  Computation of Per Share Earnings.

b.       Reports on Form 8-K
         -------------------

         A report on Form 8-K was filed with the Commission on January 10,2002. The date of the report is January 4, 2002. The Form 8-K reports that the Company dismissed its independent auditors and engaged new independent auditors for fiscal year 2002.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                INTEGRAL SYSTEMS, INC.
                                                ---------------------
                                                    (Registrant)







Date:         May 14, 2002            By:    /s/
         ------------------               ------------------------------------
                                          Thomas L. Gough
                                          President & Chief Operating Officer


Date:         May 14, 2002            By:    /s/
         ------------------               ------------------------------------
                                                Elaine M. Parfitt
                                                Vice President &
                                                Chief Financial Officer