Form 10-Q
period 2002-06-30
INTEGRAL SYSTEMS INC /MD/
filed 2002-08-14
CIK 718130

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(mark one)
[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2002 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the transition period from ________ to ________

Commission file number    0-18603

                             INTEGRAL SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Maryland                                    52-1267968
--------------------------------------------------------------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                   Identification No.)

        5000 Philadelphia Way, Lanham, MD                       20706
--------------------------------------------------------------------------------
      (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code   (301) 731-4233

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

                                 Yes  X   No ___

Registrant had 9,257,083 shares of common stock outstanding as of July 31, 2002

                             INTEGRAL SYSTEMS, INC.

                                TABLE OF CONTENTS

                                                                                      Page No.
                                                                                      --------
PART I.   FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Balance Sheets - June 30, 2002 (unaudited) and September 30, 2001.................1

         Unaudited Statements of Operations - Three and Nine Months Ended
          June 30, 2002 and June 30, 2001..................................................3

         Unaudited Statement of Stockholders' Equity - Nine Months
          Ended June 30, 2002..............................................................4

         Unaudited Statements of Cash Flow - Nine Months Ended
          June 30, 2002 and June 30, 2001..................................................5

         Notes to Financial Statements.....................................................6

     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................................8

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................18

PART II.   OTHER INFORMATION:

     Item 4.  Submission of Matters to a Vote of Security Holders.........................18

     Item 6.  Exhibits and Reports on Form 8-K............................................19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                JUNE 30, 2002 (UNAUDITED) AND SEPTEMBER 30, 2001

ASSETS
                                                         June 30,       September 30,
                                                           2002             2001
                                                       (Unaudited)
                                                     ---------------   ---------------
CURRENT ASSETS
    Cash                                             $     9,608,447   $     2,379,503
    Marketable Securities                                 45,421,000        57,890,170
    Accounts Receivable                                   18,454,087        18,384,883
    Notes Receivable                                         116,767           112,495
    Prepaid Expenses                                         768,101           340,677
    Deferred Income Tax - Current Portion                    447,078           611,395
    Income Taxes Receivable                                  368,852         1,940,573
                                                     ---------------   ---------------
TOTAL CURRENT ASSETS                                      75,184,332        81,659,696

FIXED ASSETS
    Electronic Equipment                                   4,026,885         3,318,309
    Furniture & Fixtures                                     610,128           523,324
    Leasehold Improvements                                   373,224           237,133
    Software Purchases                                       631,449           396,107
    Equip. Under Capital Lease                               579,496         1,378,461
                                                     ---------------   ---------------
SUBTOTAL - FIXED ASSETS                                    6,221,182         5,853,334
    Less:  Accum. Depreciation                             2,707,576         2,659,644
                                                     ---------------   ---------------
TOTAL FIXED ASSETS                                         3,513,606         3,193,690

OTHER ASSETS
    Marketable Securities - Available for Sale             5,382,500                 0
    Notes Receivable - Non-Current                           318,610           406,727
    Intangible Assets, net                                   468,750                 0
    Goodwill                                               2,366,062                 0
    Software Development Costs                             6,327,920         5,080,629
    Deposits and Deferred Charges                            109,177            72,702
                                                     ---------------   ---------------
TOTAL OTHER ASSETS                                        14,973,019         5,560,058

TOTAL ASSETS                                         $    93,670,957   $    90,413,444
                                                     ===============   ===============

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                JUNE 30, 2002 (UNAUDITED) AND SEPTEMBER 30, 2001

LIABILITIES & STOCKHOLDERS' EQUITY
                                                         June 30,       September 30,
                                                           2002             2001
                                                       (Unaudited)
                                                     ---------------   ---------------
CURRENT LIABILITIES
    Accounts Payable                                 $     4,464,808   $     5,131,229
    Accrued Expenses                                       3,300,372         2,926,443
    Capital Leases Payable                                    41,790           137,791
    Billings in Excess of Cost                             2,718,949         2,036,795
                                                     ---------------   ---------------
TOTAL CURRENT LIABILITIES                                 10,525,919        10,232,258
                                                     ---------------   ---------------

LONG TERM LIABILITIES
    Capital Leases Payable                                   100,158           122,161
    Deferred Income Taxes                                  1,882,384         1,882,384
                                                     ---------------   ---------------
TOTAL LONG TERM LIABILITIES                                1,982,542         2,004,545

STOCKHOLDERS' EQUITY
    Common Stock, $.01 par value,
     40,000,000 shares authorized, and
     9,246,113 and 9,071,113 shares issued and
     outstanding at June 30, 2002
     and September 30, 2001, respectively                     92,461            90,711
    Additional Paid-in Capital                            64,032,440        63,246,985
    Retained Earnings                                     17,037,595        15,095,953
    Accumulated other comprehensive income                         0          (257,008)
                                                     ---------------   ---------------

TOTAL STOCKHOLDERS' EQUITY                                81,162,496        78,176,641
                                                     ---------------   ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $    93,670,957   $    90,413,444
                                                     ===============   ===============

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended             Nine Months Ended
                                                         June 30,                      June 30,
                                                    2002           2001           2002           2001
                                                ------------   ------------   ------------   ------------
Revenue                                         $ 14,439,583   $ 10,392,318   $ 35,254,569   $ 28,405,590

Cost of Revenue
    Direct Labor                                   3,664,434      2,834,597      9,416,789      7,740,146
    Overhead Costs                                 2,545,065      1,916,358      6,780,030      5,659,833
    Travel and Other Direct Costs                    594,329        287,479      1,378,251      1,071,749
    Direct Equipment & Subcontracts                3,999,978      2,677,446      7,879,070      5,637,838
                                                ------------   ------------   ------------   ------------
    Total Cost of Revenue                         10,803,806      7,715,880     25,454,140     20,109,566
                                                ------------   ------------   ------------   ------------

Gross Margin                                       3,635,777      2,676,438      9,800,429      8,296,024

Selling, General & Administrative                  2,701,789      1,370,399      6,961,834      5,167,322
Product Amortization                                 547,276        342,500      1,641,802      1,027,500
                                                ------------   ------------   ------------   ------------
Income From Operations                               386,712        963,539      1,196,793      2,101,202

Other Income (Expense)
    Interest Income                                  223,692        602,134        694,959      2,044,561
    Interest Expense                                  (3,554)        (9,662)       (12,238)       (41,193)
    Gain on sale of marketable securities            730,932              0      1,117,531              0
    Miscellaneous, net                               (12,952)       (32,184)       (95,898)      (170,670)
                                                ------------   ------------   ------------   ------------
Total Other Income                                   938,118        560,288      1,704,354      1,832,698

Income Before Income Taxes                         1,324,830      1,523,827      2,901,147      3,933,900

Provision for Income Taxes                           365,122        518,339        891,735      1,088,139
                                                ------------   ------------   ------------   ------------
Net Income                                      $    959,708   $  1,005,488   $  2,009,412   $  2,845,761
                                                ============   ============   ============   ============
Weighted Avg. Number of Common
Shares Outstanding During Period                   9,225,046      9,464,818      9,139,669      9,452,751

Earnings per Share - Basic                      $       0.10   $       0.11   $       0.22   $       0.30
                                                ============   ============   ============   ============
Diluted Shares Outstanding                         9,382,045      9,690,170      9,269,441      9,570,947

Earnings per Share - Diluted                    $       0.10   $       0.10   $       0.22   $       0.30
                                                ============   ============   ============   ============

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)

                                                      COMMON                                        ACCUMULATED
                                        NUMBER        STOCK         ADDITIONAL                         OTHER
                                          OF          AT PAR         PAID-IN         RETAINED      COMPREHENSIVE
                                        SHARES        VALUE          CAPITAL         EARNINGS          INCOME            TOTAL
Balance September 30, 2001            9,071,113   $       90,711  $   63,246,985  $   15,095,953   $     (257,008)  $   78,176,641

Comprehensive income
 Net income                                   -                -               -       2,009,412                -        2,009,412
 Unrealized gain on marketable
  securities                                  -                -               -               -          257,008          257,008
                                                                                                                    --------------
  Comprehensive Income                                                                                                   2,266,420

Repurchased Shares                       (6,000)             (60)        (41,820)        (67,770)                         (109,650)

Stock Options Exercised                 181,000            1,810         827,275                                           829,085
                                      ---------   --------------  --------------  --------------   --------------   --------------

Balance June 30, 2002                 9,246,113   $       92,461  $   64,032,440  $   17,037,595                -   $   81,162,496
                                      =========   ==============  ==============  ==============   ==============   ==============

                             INTEGRAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                              For the Nine Months Ended
                                                                      June 30,
                                                               2002              2001
                                                          ---------------   ---------------
Cash flows from operating activities:

Net income                                                $     2,009,412   $     2,845,761
                                                          ---------------   ---------------

Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation and amortization                              2,638,888         1,731,727
     Gain on sale of marketable                                (1,117,531)                0
      securities
     Loss on disposal of fixed assets                                   0             2,229
     Deferred income taxes, net                                         0           (24,747)
     (Increase) decrease in operational assets and
     liabilities net of effects from acquisition:
       Accounts receivable and other receivables                  529,704        (2,845,675)
       Prepaid expenses and deposits                             (337,167)         (176,765)
       Accounts payable                                        (3,053,757)        1,520,581
       Accrued expenses                                           (21,648)          294,171
       Billings in excess of cost                                 176,040          (855,583)
       Income taxes payable, net                                1,571,721           482,039
                                                          ---------------   ---------------
Total adjustments                                                 386,250           127,977
                                                          ---------------   ---------------

Net cash provided by operating activities                       2,395,662         2,973,738
                                                          ---------------   ---------------

Cash flows from investing activities:
     Sale of marketable securities, net                         6,552,500         1,040,000
     Sale of common stock investments, net                      2,073,026                 0
     Notes receivable, net                                         83,845            53,517
     Acquisition of fixed assets                               (1,021,346)       (1,509,248)
     Software development costs                                (2,889,093)       (2,473,252)
     Net advances to Newpoint Technologies                       (448,332)                0
     Acquisition of Newpoint Technologies                        (118,749)                0
                                                          ---------------   ---------------

Net cash provided by (used in) investing activities             4,231,851        (2,888,983)
                                                          ---------------   ---------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                       829,085           226,517
     Proceeds from line of credit                                       0           235,000
     Payments on stock repurchase                                (109,650)                0
     Payments on capital lease obligations                       (118,004)         (369,287)
                                                          ---------------   ---------------

Net cash provided by financing activities                         601,431            92,230
                                                          ---------------   ---------------

Net increase (decrease) in cash                                 7,228,944           176,985

Cash - beginning of year                                        2,379,503        17,558,331
                                                          ---------------   ---------------

Cash - end of period                                      $     9,608,447   $    17,735,316
                                                          ===============   ===============

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

2.        Accounts Receivable
          Accounts receivable at June 30, 2002 and September 30, 2001 consist of the following:

                                         June 30, 2002     Sept. 30, 2001
                                        ---------------   ---------------
               Billed                   $     9,325,428   $    10,081,489
               Unbilled                       8,965,922         8,163,934
               Other                            162,737           139,460
                                        ---------------   ---------------
               Total                    $    18,454,087   $    18,384,883
                                        ===============   ===============

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

          During the three months ended June 30, 2002, the Company reserved $315,000 against a receivable due to SAT from SSP/Litronic, Inc. (SSP Solutions), a publicly traded company located in Irvine, California. SSP Solutions served as a prime contractor to SAT for delivery of SAT terrestrial monitoring products to the Federal Communications Commission in September 2001. The full value of SAT's purchase orders from SSP Solutions amounted to $432,000. Although the Company believes that SSP Solutions has been paid in full by the FCC for SAT's deliveries, SSP Solutions to date has failed to pay SAT $315,000 due under the FCC related purchase orders. During the quarter ended June 30, 2002 the Company determined that doubt existed regarding the collection of this receivable due to lack of payments as per an agreed upon payment plan and deterioration of negotiations with SSP Solutions.

          Accordingly, the Company has fully reserved the outstanding SSP Solutions receivable at June 30, 2002.

3.        Line of Credit

          The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company's billed and unbilled accounts receivable and has certain financial covenants, including minimum net worth and liquidity ratios. The line expires February 29, 2004.

          The Company had no balance outstanding at June 30, 2002, under the line of credit.

4.        Acquisition

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

          The acquisition was accounted for using the purchase method of accounting under the guidance in FASB Statement 141, Business Combinations. Accordingly, a portion of the purchase price has been allocated to assets acquired and liabilities assumed and other identified intangible assets based on estimated fair values on the acquisition date. Approximately $2,747,313, $400,000 and $100,000 were allocated to net liabilities assumed, technology, and customer base, respectively. The excess of the net liabilities assumed and the direct transaction costs over the identified intangible assets acquired was allocated to goodwill. The Company's primary reason for acquiring Newpoint was to gain entrance to new markets and increase exposure to a certain class of customer. The technology and specific customers acquired were incidental to the transaction. Accordingly, a significant portion of the excess of net liabilities assumed and the purchase price was allocated to goodwill. The net liabilities assumed includes amounts previously advanced by the Company. The identified intangible assets are being amortized on a straight-line basis over an estimated useful life of four years for the technology and customer base. Goodwill is not being amortized but is being reviewed annually for impairment in accordance with FAS 142. The purchase price allocation is based on preliminary estimates and is subject to change as final valuations are made. During the quarter ended June 30, 2002, the Company made adjustments to the purchase price allocation that resulted in an immaterial addition to goodwill associated with the acquisition.

5.        Marketable Securities - Available for Sale

          On June 3, 2002, the Company purchased Howard County Municipal Bond in the amount of $5,382,500. These debt securities are carried at cost, which approximates fair market value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

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

In March 2001 the Company formed a wholly owned subsidiary, Integral Systems' Europe S.A.S. ("ISI Europe") with headquarters in Toulouse, France. ISI Europe serves as the focal point for the support of all of Integral's European business.

On January 30, 2002, the Company completed the acquisition of Newpoint Technologies, Inc. ("Newpoint") of Salem, New Hampshire. Newpoint provides equipment monitoring and control software to satellite operators and the telecommunications industry.

RESULTS OF OPERATIONS

The components of the Company's income statement as a percentage of revenue are depicted in the following table for the three months ended June 30, 2002 and June 30, 2001:

                                                    THREE MONTHS ENDED JUNE 30,
                                                       % OF                             % OF
                                      2002            REVENUE           2001           REVENUE
                                 --------------   --------------   --------------   --------------
                                 (IN THOUSANDS)                    (IN THOUSANDS)
Revenue                          $       14,440            100.0   $       10,392            100.0
Cost of Revenue                          10,804             74.8            7,716             74.2
                                 --------------   --------------   --------------   --------------

Gross Margin                              3,636             25.2            2,676             25.8

Operating Expenses
    SG&A                                  2,702             18.7            1,370             13.2
    Prod. Amortization                      547              3.8              343              3.3
                                 --------------   --------------   --------------   --------------

Income from Operations                      387              2.7              963              9.3
Other Income (Expense) (net)                938              6.5              560              5.4
                                 --------------   --------------   --------------   --------------

Income Before Income Taxes                1,325              9.2            1,523             14.7

Income Taxes                                365              2.5              518              5.0
                                 --------------   --------------   --------------   --------------

Net Income                       $          960              6.7   $        1,005              9.7
                                 ==============   ==============   ==============   ==============

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

For the three months ended June 30, 2002 and 2001, the Company's revenues were generated from the following sources:

                                           THREE MONTHS ENDED JUNE 30,
     REVENUE TYPE                             2002             2001
     ------------                       ---------------   ---------------

     COMMERCIAL PRODUCTS & SERVICES
     Commercial Users                                42%               40%
     U.S. Government Users                            -                 1
                                        ---------------   ---------------
          Subtotal                                   42
                                                                       41

     GOVERNMENT SERVICES
     NOAA                                            24                41
     Air Force                                       28                14
     Other U.S. Government Users                      6                 4
                                        ---------------   ---------------
          Subtotal                                   58                59

               Total                                100%              100%
                                        ===============   ===============

Based on the Company's revenue categorization system, the Company classified 42% of its revenue as Commercial Products and Services revenue with the remaining 58% classified as Government Services revenue for the three months ended June 30, 2002. For the three months ended June 30, 2001 the Company classified 41% of its revenue as Commercial Products and Services revenue with the remaining 59% classified as Government Services revenue. By way of comparison, if the revenues were classified strictly according to end user (independent of the Company's internal revenue categorization system), the U.S. Government would account for 58% and 60% of the total revenues for the three months ended June 30, 2002 and 2001, respectively.

On a consolidated basis, revenue increased 39%, or $4.0 million, to $14.4 million for the three months ended June 30, 2002, from $10.4 million for the three months ended June 30, 2001. The increase was due to four factors as follows:

1. Government Services revenue increased by approximately $1.8 million due to revenues earned on new contracts with the U.S. Air Force
2. Commercial Products and Services revenues increased by approximately $1.2 million due to the acquisition of Newpoint. Newpoint revenues were not part of the Company's consolidated revenues during the three months ended June 30, 2001.
3. SAT revenues increased by approximately $500,000. Revenues for SAT recorded during the three months ended June 30, 2001 were atypically low when compared to other quarters in fiscal year 2001 and fiscal year 2002.
4. The remaining $500,000 increase was due to higher license revenues and higher Commercial Products and Services revenues due to increased sales in the Company's core business.

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

During the three months ended June 30, 2002, cost of revenue increased by 40%, or $3.1 million, from $7.7 million during the three months ended June 30, 2001 to $10.8 million during the three months ended June 30, 2002. The increases in cost of revenue proportionately track the increases in revenue described above.
Namely:

1) Government Services cost of revenue increased by approximately $1.4 million due to costs incurred on new contracts with the U.S. Air Force
2) Commercial Products and Services cost of revenue increased by approximately $900,000 due to the acquisition of Newpoint. Newpoint costs of revenue were not part of the Company's consolidated costs of revenue during the three months ended June 30, 2001.
3) SAT costs of revenue increased by approximately $200,000. The increase in SAT cost of revenue related to SAT's $500,000 revenue increase described above.
4) The remaining $600,000 increase in cost of revenue was due to higher Commercial Products and Services costs of revenue in the Company's core business.

Overall cost of revenue expressed as a percentage of revenue increased to 74.8% for the three months ended June 30, 2002 from 74.2% for the three months ended June 30, 2001.

The Company's gross margin increased $960,000, or 35.8% to $3.6 million for the three months ended June 30, 2002 from $2.7 million for the three months ended June 30, 2001. The increase was principally due to the $4.0 million revenue increase discussed above. Gross margin as a percentage of revenue was relatively constant at 25.2% during the three months ended June 30, 2002 compared to 25.8% for the three months ended June 30, 2001.

Included in the Company's revenue mix during the three months ended June 30, 2002 was approximately $3.8 million of low-margin equipment and subcontract pass-through revenue compared to $2.8 million of such revenue recorded during the three months ended June 30, 2001. The increase in low-margin equipment and subcontract pass-through revenue contributed to a lower gross margin percentage during the current three-month period.

Looking forward to fiscal year 2003 and beyond, the Company expects to see increased low-margin equipment and subcontract pass-through revenues due to relatively large subcontract efforts that are involved under its new U.S. Air Force contracts.

OPERATING EXPENSES/INCOME FROM OPERATIONS

Selling, General & Administrative expenses (SG&A) were $2.7 million during the three months ended June 30, 2002 compared to $1.4 million for the three months ended June 30, 2001, a $1.3 million increase. Virtually all of the increase was attributable to Newpoint and SAT. Approximately $400,000 of the increase was the result of the inclusion of SG&A costs from Newpoint (which was acquired by the Company in January 2002), which costs were not recorded by the Company during the three months ended June 30, 2001. SG&A costs at SAT increased by almost $800,000 between the periods being compared as result of the following:

1. Bad debt expense attributable to the Company's receivable with SSP/Litronic, Inc. in the amount of $315,000 (see note 2 to the notes of the consolidated financial statements included in this Form 10-Q).
2. Severance expense related to the termination of SAT's former President of approximately $90,000.
3.   Increased selling expenses incurred during the quarter.
4. Atypically low SG&A costs incurred during the three months ended June 30, 2001 when compared with other quarters in fiscal year 2001 and fiscal year 2002.

The remaining SG&A increase of approximately $100,000 was attributable to increased selling expenses in the Company's core business.

Product amortization increased from $342,000 for the three months ended June 30, 2001 to $547,000 for the three months ended June 30, 2002 due to increases in capitalized software development costs.

Income from operations decreased $580,000 to $390,000 for the three months ended June 30, 2002 from $960,000 for the three months ended June 30, 2001. The decrease is primarily due to increases in SG&A expenses and product amortization expenses. Further, the Company experienced operating losses of approximately $530,000 at SAT and $140,000 at Newpoint for the three months ended June 30, 2002.

As a percentage of revenue, income from operations decreased to 2.7% for the three months ended June 30, 2002 from 9.3% for the prior year's third quarter. The decrease is the result of a higher SG&A percentage against revenue coupled with an increased percentage of product amortization expenses against revenue during the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Operating losses at SAT and Newpoint also contributed to the lower operating income percentage.

During the three months ended June 30, 2002, the Company recorded $220,000 of interest income compared to $600,000 of interest income recorded for the three months ended June 30, 2001. The decrease is due to the general decline in interest rates in response to recent interest rate cuts by the Federal Reserve Board and the Company's reduction in interest generating capital resulting from the repurchase of approximately $8.0 million of Company stock in September and October of 2001. During the current quarter, the Company also realized a gain of approximately $730,000 resulting from the sale of marketable securities. No such gain was recorded during the three months ended June 30, 2001.

Income before income taxes decreased by approximately $200,000 to $1.3 million, from $1.5 million, between the two periods being compared principally due to the increase in SG&A and product amortization expenses accompanied by the decrease in interest income discussed above, offset by the gain on sale of marketable securities.

As a result of the above, net income decreased to approximately $960,000 during the three months ended June 30, 2002 from approximately $1.0 million during the three months ended June 30, 2001.

       COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

The components of the Company's income statement as a percentage of revenue are depicted in the following table for the nine months ended June 30, 2002 and June 30, 2001:

                                                     NINE MONTHS ENDED JUNE 30,
                                      2002                              2001
                                 --------------       % OF         --------------        % OF
                                 (IN THOUSANDS)      REVENUE       (IN THOUSANDS)       REVENUE
                                                  --------------                    --------------
Revenue                          $       35,254            100.0   $       28,406            100.0
Cost of Revenue                          25,454             72.2           20,110             70.8
                                 --------------   --------------   --------------   --------------

Gross Margin                              9,800             27.8            8,296             29.2

Operating Expenses
    SG&A                                  6,961             19.7            5,167             18.2
    Prod. Amortization                    1,642              4.7            1,028              3.6
                                 --------------   --------------   --------------   --------------

Income from Operations                    1,197              3.4            2,101              7.4
Other Income (Expense)(net)               1,704              4.8            1,833              6.4
                                 --------------   --------------   --------------   --------------

Income Before Income Taxes                2,901              8.2            3,934             13.8

Income Taxes                                892              2.5            1,088              3.8
                                 --------------   --------------   --------------   --------------

Net Income                                2,009              5.7            2,846             10.0

REVENUE

For the nine months ended June 30, 2002 and 2001 the Company's revenues were generated from the following sources:

                                                 NINE MONTHS ENDED JUNE 30,
        REVENUE TYPE                              2002              2001
        ------------

        COMMERCIAL PRODUCTS AND SERVICES
        Commercial Users                                  46%             44%
        U.S. Government Users                              -               1
                                               -------------   -------------
             Subtotal                                     46              45

        GOVERNMENT SERVICES
        NOAA                                              33              41
        Air Force                                         15               9
        Other U.S. Government Users                        6               5
                                               -------------   -------------
             Subtotal                                     54              55

                  Total                                  100%            100%
                                               =============   =============

Based on the Company's revenue categorization system, the Company classified 46% and 45% of its revenue as Commercial Products and Services revenue with the remaining 54% and 55% classified as Government Services revenue for the nine months ended June 30, 2002 and 2001, respectively. By way of comparison, if the revenues were classified strictly according to end user (independent of the Company's internal revenue categorization system), the U.S. Government would account for 54% of the total revenues for the nine months ended June 30, 2002 and 56% for the nine months ended June 30, 2001.

On a consolidated basis, revenue increased 24%, or $6.8 million, to $35.3 million for the nine months ended June 30, 2002 from $28.4 million for the nine months ended June 30, 2001. All revenue functional components (i.e. licenses, services, and pass throughs) were greater during the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001 due to increased sales. Further, during the current nine month period, approximately $1.8 million in Commercial Products and Services revenue was recorded for Newpoint, which was acquired by the Company in January 2002, whereas the Company recorded no Newpoint revenues during the first nine months in fiscal year 2001.

COST OF REVENUE/GROSS MARGIN

During the nine months ended June 30, 2002, cost of revenue increased 26.6% or $5.4 million to $25.5 million from $20.1 million during the nine months ended June 30, 2001. The increase was due to increases in direct labor, related overhead costs and equipment and subcontract pass-throughs necessary to support the increase in revenue discussed above. Further, cost of sales amounts attributed to Newpoint (approximately $1.4 million) were not included with the Company's results from operations for the nine months ended June 30, 2001.

In addition, cost of revenue for SAT increased approximately $700,000 between the periods being compared. The increased costs at SAT for the nine months ended June 30, 2002 relate to overruns on two fixed price contracts that were recorded during the three months ended March 31, 2002. Overall cost of revenue expressed as a percentage of revenues increased to 72.2% for the nine months ended June 30, 2002 from 70.8% for the nine months ended June 30, 2001. The increase was primarily due to a higher cost of revenue percentage at SAT for the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001.

The Company's gross margin increased approximately $1.5 million to $9.8 million for the nine months ended June 30, 2002 from $8.3 million for the nine months ended June 30, 2001. The increase was principally due to the $6.8 million increase in revenue discussed above. Gross margin as a percentage of revenue was 27.8% during the nine months ended June 30, 2002 compared to 29.2% for the nine months ended June 30, 2001. This decrease is primarily attributable to a decrease in gross margin at SAT as a result of overruns on two contracts discussed above. Further Newpoint's gross margin percentage was only 20% for the nine months ended June 30, 2002, thereby reducing the Company's overall gross margin percentage.

OPERATING EXPENSES/INCOME FROM OPERATIONS

SG&A increased approximately $1.8 million for the nine months ended June 30, 2002 when compared with the nine months ended June 30, 2001. Approximately $600,000 of the increase was the result of the inclusion of SG&A costs for Newpoint, which costs were not recorded by the Company during the nine months ended June 30, 2001. SG&A costs at SAT increased by approximately $700,000 between the periods being compared as result of the following:

1. Bad debt expense attributable to the Company's receivable with SSP/Litronic, Inc. in the amount of $315,000 (see note 2 to the notes of the consolidated financial statements)
2. Severance expense related to the termination of SAT's former President of approximately $90,000.
3.   Increased selling expenses incurred during the period.

The remaining SG&A increase of approximately $500,000 was primarily attributable to sales and marketing costs incurred in the Company's core business in pursuit of new contract opportunities principally with the U.S. Air Force. As a percentage of revenue, SG&A accounted for 19.7% of revenue for the nine months ended June 30, 2002 compared to 18.2% for the nine months ended June 30, 2001. The change in percentage of revenue was primarily due to the increases in SG&A expenses at SAT discussed above.

Product amortization increased to $1.6 million for the nine months ended June 30, 2002 compared to $1.0 million for the nine months ended June 30, 2001 due to increases in capitalized software development costs.

Income from operations decreased approximately $900,000, or 43.0%, to $1.2 million for the nine months ended June 30, 2002 from $2.1 million for the nine months ended June 30, 2001, which decrease was primarily due to higher SG&A and product amortization expenses. Further, the Company experienced an operating loss of approximately $730,000 at SAT and an operating loss of approximately $270,000 at Newpoint for the nine months ended June 30, 2002. As a percentage of revenue, income from operations decreased to 3.4% for the nine months ended June 30, 2002 from 7.4% for the prior fiscal year's nine months. This decrease was principally the result of a lower gross margin percentage coupled with a higher percentage of SG&A and product amortization expense against revenue in the first nine months of fiscal year 2002 compared to the first nine months of the last fiscal year.

During the nine months ended June 30, 2002, the Company recorded $700,000 of interest income compared to $2.0 million of interest income for the nine months ended June 30, 2001. The decrease is due to the general decline in interest rates in response to recent interest rate cuts by the Federal Reserve Board and the Company's reduction in interest generating capital resulting from the repurchase of approximately $8.0 million of Company stock in September and October of 2001. During the current nine months, the Company also realized a gain of approximately $1.1 million resulting from the sale of marketable securities. No such gain was recorded during the nine months ended June 30, 2001.

Income before income taxes decreased by approximately $1.0 million to $2.9 million from $3.9 million between the two periods being compared principally due to the increase in SG&A and product amortization expenses accompanied by the decrease in interest income discussed above, offset by the gain on sale of marketable securities.

The Company's effective tax rate increased from 27.7% for the nine months ended June 30, 2001 to 30.7% for the nine months ended June 30, 2002. The increase was primarily a result of a lower percentage of tax-free interest income compared to operating income recorded in the current nine month period compared to the prior year's first nine months.

As a result of the above, net income decreased to approximately $2.0 million during the nine months ended June 30, 2002 from approximately $2.8 million during the nine months ended June 30, 2001.

                                     OUTLOOK

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

Looking forward to fiscal year 2002 in its entirety, the Company is anticipating growth in revenue of at least 20% over results posted for fiscal year 2001 in its entirety. Conversely (and consistent with previously announced guidance), earnings per share may be as much as 20% to 25% lower than results recorded for fiscal year 2001. The anticipated lower earnings would result from:

          .    Lower first nine months results as discussed above
          .    Continued lower interest income
          .    Anticipated operating losses from Newpoint
          .    Anticipated operating losses from SAT

Based on recently announced contract awards (particularly with the U.S. Air Force) and also consistent with previous guidance, management believes that revenues for fiscal year 2003 should be at least 25% greater than revenues for fiscal year 2002. Earnings per share should be at least 40% greater in fiscal year 2003 compared to fiscal year 2002.

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

For the nine months ended June 30, 2002, the Company generated approximately $2.4 million of cash from operating activities, and generated $4.2 million from investing activities, net of approximately $2.9 million used for newly capitalized software development costs and $1.0 million for the purchase of fixed assets.

The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company's billed and unbilled accounts receivable and has certain financial covenants, including minimum net worth and liquidity ratios. The line expires February 29, 2004

The Company had no balance outstanding at June 30, 2002, under the line of credit.

The Company also has access to a $2.0 million equipment lease line of credit that had a balance of approximately $140,000 at June 30, 2002.

The Company currently anticipates that its current cash balances, amounts available under its lines of credit and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. The Company plans to continue to invest in the on-going development and improvement of its current software products, EPOCH and OASYS, as well as the development of new products through the use of its current cash balances and cash provided by operating activities.

The Company believes that inflation did not have a material impact on the Company's revenues or income from operations during the nine months ended June 30, 2002 or in past fiscal years.

                           FORWARD LOOKING STATEMENTS

Certain of the statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section, in other parts of this 10-Q, and in this section, including those under the headings "Outlook" and "Liquidity and Capital Resources," are forward looking. In addition, from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "continue", or other similar words, including statements as to the intent, belief, or current expectations of the Company and its directors, officers, and management with respect to the Company's future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. While the Company believes that these statements are and will be accurate, a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's statements. The Company's business is dependent upon general economic conditions and upon various conditions specific to its industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may affect the Company's business, other than those described elsewhere herein, include the following:

          . A significant portion of the Company's revenue is derived from contracts or subcontracts funded by the U.S. Government, which are subject to termination without cause, government regulations and audits, competitive bidding, and the budget and funding process of the U.S. Government.

          . The presence of competitors with greater financial resources and their strategic response to the Company's services.

          . The potential obsolescence of the Company's services due to the introduction of new technologies.

          . The response of customers to the Company's marketing strategies and services.

          . The Company's commercial contracts are subject to strict performance and other requirements.

          .    The intense competition in the satellite ground system industry.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on April 17, 2002. The following matters were voted on by stockholders, and received the votes indicated.

     1.  The stockholders elected the following individuals to the Board of
         Directors:

               DIRECTOR                     FOR           AGAINST         ABSTAIN        BROKER NON-VOTES
         Steven R. Chamberlain           7,848,246        143,442          14,864           1,225,276
         Thomas L. Gough                 7,849,246        142,442          14,864           1,225,276
         Bonnie K. Wachtel               7,879,367        112,321          14,864           1,225,276
         Dominic Laiti                   7,877,988        113,700          14,864           1,225,276
         R. Doss McComas                 7,989,188          2,500          14,864           1,225,276

     2.  The stockholders approved the Company's 2002 Stock Option Plan:

                                            FOR           AGAINST         ABSTAIN        BROKER NON-VOTES
                                         4,343,253        643,280         459,322           3,785,973

     3. The stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 2002:

                                            FOR           AGAINST         ABSTAIN        BROKER NON-VOTES
                                         7,768,399         3,153           2,632            1,457,644

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a.   Exhibits

       3.1 Articles of Restatement of the Company (Incorporated by reference to the Registration Statement on Form S-3 (File No. 333-82499) filed with the Commission on July 8, 1999).
       3.2 Amended and Restated Bylaws of the Company (Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year ended September 30, 2000 filed with the Commission on December 21, 2000).
       11.1  Computation of Per Share Earnings.
       99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       99.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  b.   Reports on Form 8-K

       None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           INTEGRAL SYSTEMS, INC.
                                           ----------------------
                                                (Registrant)


Date:    August 13, 2002               By:                /s/
      ------------------------             -------------------------------------
                                           Thomas L. Gough
                                           President & Chief Operating Officer


Date:    August 13, 2002               By:                /s/
      ------------------------             -------------------------------------
                                           Elaine M. Parfitt
                                           Vice President &
                                           Chief Financial Officer