Form 10-K
period 2002-09-30
INTEGRAL SYSTEMS INC /MD/
filed 2002-12-13
CIK 718130

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
     X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   ------
                         SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended September 30, 2002
                                                  ------------------
                                       or
   ______   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________to ________________

                         Commission file number  0-18603
                                                --------

                             INTEGRAL SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Maryland                                 52-1267968
--------------------------------------     -------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation of organization)

  5000 Philadelphia Way, Lanham, MD                 20706
---------------------------------------    ---------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: (301) 731-4233
                                                     ---------------------------

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered

___________________________________    _________________________________________
___________________________________    _________________________________________

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

                      Yes  X                     No ___
                          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2) Yes  X   No ___
                                        ---

As of the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock of the Registrant (based upon the average bid and asked prices of the Common Stock as reported by the market makers) held by non-affiliates of the Registrant was $172,155,935.

As of November 15, 2002, 9,683,258 shares of the Common Stock of the Registrant were outstanding.

                                     INDEX

                                     PART 1

ITEM 1.    BUSINESS

           Company Overview...................................................................  1
           Industry Background................................................................  2
           The Company Solution...............................................................  2
           Company Strategy...................................................................  3
           Products...........................................................................  4
           Services...........................................................................  6
           Customers..........................................................................  7
           Marketing..........................................................................  8
           Contract Revenue...................................................................  8
           U.S. Government Contracts..........................................................  9
           Non-U.S. Government Contracts...................................................... 10
           Sale of Software Products.......................................................... 11
           Backlog............................................................................ 12
           Competition........................................................................ 13
           Proprietary Rights................................................................. 13
           Employees.......................................................................... 14
           Financial Information in Industry Segments......................................... 14
           Available Information.............................................................. 14

ITEM 2.    PROPERTIES......................................................................... 14

ITEM 3.    LEGAL PROCEEDINGS.................................................................. 15

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................ 15


                                             PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS................................................................ 16

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA............................................... 16

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.......................................................... 18

           Overview........................................................................... 18
           Results of Operations.............................................................. 19
           Revenue............................................................................ 19
           Cost of Revenue/Gross Margin....................................................... 20
           Fiscal Year 2002 Compared to Fiscal Year 2001...................................... 20
           Fiscal Year 2001 Compared to Fiscal Year 2000...................................... 21
           Discontinued Operations............................................................ 22
           Acquisition of SAT Corporation..................................................... 22
           Acquisition of Newpoint Technologies............................................... 23
           Acquisition of Real Time Logic..................................................... 23
           Outlook............................................................................ 23
           Liquidity and Capital Resources.................................................... 24
           Forward-Looking Statements......................................................... 25

ITEM 7A.   QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................  26

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................ F-1

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................................................  27


                                  PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................  28

ITEM 11.   EXECUTIVE COMPENSATION.............................................................  30

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....................................  34

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................  36

ITEM 14.   CONTROLS AND PROCEDURES............................................................  36


                                   PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....................  37

                                     PART 1

ITEM 1. BUSINESS

Company Overview

     Integral Systems, Inc. (the "Company") builds satellite ground systems for command and control, integration and test, data processing, and simulation. Since its inception in 1982, the Company has provided ground systems for over 190 different satellite missions for communications, science, meteorology and earth resource applications. The Company has an established domestic and international customer base that includes government and commercial satellite operators, spacecraft and payload manufacturers, and aerospace systems integrators.

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

     For 20 years, the Company has provided flexible, reliable and affordable ground system solutions. This has allowed the Company to stay ahead of the competition and perform well in an industry that has traditionally been dominated by much larger aerospace firms. The Company believes that it has a unique combination of competitive advantages, including the following:

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

     Through its wholly owned subsidiary SAT Corporation, acquired in August 2000 under the pooling interest method of accounting, the Company also offers turnkey systems and software for satellite and terrestrial communications signal monitoring.

     Through its wholly owned subsidiary Newpoint Technologies, Inc. (Newpoint), acquired in January 2002, the Company provides software products and systems for network monitoring and ground equipment monitoring & control. The acquisition was accounted for as a purchase.

     In October 2002, the Company acquired Real Time Logic, Inc. ("RT Logic"), which manufactures telemetry processing components and systems for military applications, including tracking stations, control centers, and range operations. The acquisition was accounted for as a purchase. Since the acquisition was completed after the end of the Company's fiscal year in 2002, the results of the operations of this subsidiary will appear in the public filings from 2003 onwards.

     The Company's wholly-owned subsidiary formed in March 2001, Integral Systems' Europe S.A.S. ("ISI Europe"), with headquarters in Toulouse, France, serves as the focal point for the support of all of Integral's European business.

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

     Professional Services Capabilities. The Company believes that providing comprehensive services and a high level of customer support is critical to its ability to maintain its leading position in command and control systems and to expand into new markets. Therefore, the Company intends to expand its professional services organization in areas such as hardware testing, pre- and post-sale software support, quality assurance, project installation management and training. The Company is ISO 9000 certified.

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

     Signal Monitoring.

     The Company's wholly owned subsidiary SAT Corporation (SAT) also offers a range of software products and turnkey systems for communications signal monitoring, including MONICS, a family of software products for stand-alone and distributed satellite transponder monitoring, and SIGMON, a turnkey system for detecting terrestrial communications interference.

     Equipment Monitoring and Control

     The Company's wholly owned subsidiary Newpoint Technologies, Inc., (Newpoint) offers an integrated suite of products targeted at commercial users, including communication satellite operators, communication satellite users, and general-purpose telecommunications companies. Newpoint has two flagship products: 1) Compass, which provides distributed monitoring and control of networked communications systems, and 2) Mercury, a rack-mountable smart box that provides monitoring and control of local network nodes and their associated ground equipment. Newpoint also offers a number of add-ons to their core products, including Stratus, which provides carrier management for satellite transponder operations, and Eclipse, a tool for setting up and reconfiguring the communications traffic on satellite transponders.

     Telemetry Processing.

     The Company's wholly owned subsidiary RT Logic, offers an entire product family, the Telemetrix line, ranging from single board components to fully-integrated systems. Telemetrix products support telemetry processing, commanding, ranging, and remote site interfaces for a variety of military applications, including tracking stations, control centers, spacecraft and payload integration, and launch range operations.

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

     The Company also offers a military version of the Skylight system, consisting of a set of standard Skylight terminals interlinked to a central command via a commercial communication satellite network. This version allows military planners to view and process weather and related imagery data in near-real time across an entire theater of operations.

Services

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

     Command and Control. The Company's EPOCH 2000 product line provides the complete spectrum of capabilities for operating satellites from any manufacturer. The Company sells the EPOCH 2000 software as a stand-alone product or bundled as a turnkey system with third-party hardware (e.g., antenna, RF, baseband and computer equipment).

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

     Network Monitoring. The Company's subsidiary Newpoint Technologies, Inc., manufactures software and hardware for monitoring & control of commercial communications networks and their associated ground equipment.

     Military Environment. The Company's subsidiary RT Logic, Inc. manufactures a range of products designed specifically for military applications, including the Air Force Satellite Control Network (a collection of satellite tracking stations) and assorted launch and test ranges.

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

     The Company is also the leading provider of command and control products for U.S. military communications satellites

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

     The percentages of revenues received by the Company from prime contracts and subcontracts for fiscal years 2002, 2001, and 2000 are as follows:

                                                  Fiscal Year
               Contract Source          2002          2001          2000
               ---------------          ----          ----          ----
                Prime Contract           74%           76%           71%
                 Subcontract             26%           24%           29%

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

     The following table summarizes the percentage of revenues attributable to each contract type for the period indicated:

                                                  Fiscal Year
               Contract Type            2002          2001           2000
               -------------            ----          ----           ----
                 Cost Plus               20%           14%            23%
                Fixed Price              72%           77%            71%
            Time and Materials            8%            9%             6%

U.S. Government Contracts

     Company revenues from U.S. Government contracts are derived from a combination of contracts with the U.S. Government and subcontracts with other companies that have prime contracts with the U.S. Government. For fiscal years 2002, 2001, and 2000 approximately 60%, 55%, and 54%, respectively, of the Company's revenues were derived from contracts or subcontracts funded by the U.S. Government.

         The Department of the Air Force represented 22%, 11%, and 3% of revenues, respectively, for fiscal years 2002, 2001, and 2000. The Company expects that at least 45% of its revenue for fiscal year 2003 will be derived from Department of the Air Force contracts and subcontracts. The loss of any one of these Air Force contracts could significantly affect the Company's performance. Similarly, the expiration, or termination for convenience, of any major contract could significantly affect the Company's performance if not renewed or replaced by contracts of similar value. It is estimated that the single largest Air Force contract will represent approximately 20% of the Company's fiscal year 2003 revenue. Under this contract, Integral Systems will lead a team of subcontractors to produce a modern, consolidated command and control infrastructure for the military's fleet of communication satellites, including Milstar, DSCS III, Advanced EHF, and Wideband Gapfiller.

     NOAA, another Federal Government agency, represented 31%, 38%, and 41% of revenues, respectively, for fiscal years 2002, 2001, and 2000. The Company expects that at least 20% of its revenue for fiscal year 2003 will be derived from NOAA contracts. The loss of any one of these NOAA contracts could significantly affect the Company's performance. Similarly, the expiration, or termination for convenience, of any major contract could significantly affect the Company's performance if not renewed or replaced by contracts of similar value. It is estimated that no single NOAA contract will represent 10% or more of the Company's fiscal year 2003 revenue.

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

     The Company's books and records are subject to audit by the Defense Contract Audit Agency ("DCAA"). Such audits can result in adjustments to contract costs and fees. Although the Company thus far has not been required to make any material audit adjustments, the possibility that such adjustments will be required always exists. Management is of the opinion that any such audit adjustments would not have a material adverse effect on the financial position or results of operations of the Company. The Company has been audited by DCAA through fiscal year 2000.

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

Non-U.S. Government Contracts

     In addition to having contracts with the U.S. Government, the Company also has contracts with commercial and international organizations. For fiscal years 2002, 2001, and 2000 approximately 40%, 45%, and 46%, respectively, of the Company's revenues were derived from non-U.S. Government contracts. These contracts are typically with commercial satellite operators, satellite manufacturers, aerospace systems integrators and foreign governments.

     Some of the Company's non-U.S. Government contracts are with international organizations. For fiscal years 2002, 2001, and 2000 approximately 21%, 23%, and 23%, respectively, of the Company's revenues were derived from international organizations. Revenues from foreign sources are discussed in Footnote Number 1 of the Notes to the Financial Statements included elsewhere herein. Operations in numerous countries outside the United States carry substantial managerial, operational, legal, and political uncertainties. These operations are subject to changes in government regulations and telecommunications standards, tariffs or taxes, and other trade barriers. In addition, the Company's agreements relating to foreign operations may be enforceable only in foreign jurisdictions so that it may be difficult for the Company to enforce its rights. The Company currently has one contract that is subject to currency fluctuations in foreign markets, which is not material. However, there can be no assurance that the Company will not enter into these types of contracts in the future. In addition, various agencies and departments of the U.S. government regulate the Company's ability to pursue business opportunities outside the United States. Exports of space-related products, services, and technical information require licenses granted by the U.S. government. The Company does not currently have blanket authorization for export of its products or services and cannot assure that it will be able to obtain necessary licenses or approvals on a per transaction basis.

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

     With respect to PCS, the Company recognizes PCS revenue on a percentage of completion basis when PCS is part of a broader fixed price contract that includes software and services. Alternatively, when PCS services (i.e., software maintenance and support) are awarded to the Company under a separate maintenance contract, the Company recognizes PCS revenue on a straight-line basis pro rata over the term of the maintenance contract.

Backlog

     The Company's estimated backlog is as follows:

                                Sept. 30, 2002   Sept. 30, 2001   Sept. 30, 2000
                                --------------   --------------   --------------
Outstanding Commitments (1)       $34,816,846      $37,884,159      $27,578,292
General Commitments (2)            45,898,091        5,126,065       13,405,022
                                  -----------      -----------      -----------
     Total                        $80,714,937      $43,010,224      $40,983,314
                                  ===========      ===========      ===========

     (1) Represents orders that are firm and funded.
     (2) Represents orders that are firm but not yet funded and contracts awarded but not yet signed.

     The increase in backlog between fiscal 2002 and fiscal 2001 relates primarily to a contract awards with the Air Force.

     Under outstanding commitments, the Company agrees to provide specific services, frequently over an extended period of time, with continued performance of those services contingent upon the customer's year-to-year decision to fund the contract.

     General commitments consist of contract options and sole source business that management believes likely to be exercised or awarded in connection with existing contracts. Contract options are the Company's contractual agreement to perform specifically defined services only in the event the customer thereafter requests the Company to do so. Sole source business refers to contract work which the Company reasonably expects to be awarded based on its unique expertise in a specific area or because it has previously done all such work in that area for the customer or prime contractor who will award the contract. The Company estimates that 57% of backlog as of September 30, 2002 will be completed during fiscal year 2003. Estimated backlog includes contract options through June 30, 2011 including general commitments.

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

Competition

     The Company experiences significant competition in all of the areas in which it does business. The Company believes it is one of four companies in the United States that derive the major portion of their revenue from the development of satellite ground systems. The Company competes with numerous companies having similar capabilities, some of which are larger and have considerably greater financial resources, including Lockheed Martin Corporation, Boeing Satellite Systems, Loral Space & Communications Ltd., Raytheon Company, L3, TRW, Orbital Sciences Corporation, Honeywell International Inc., Computer Sciences Corporation, Alcatel Espace, and Astrium. Many of these competitors are significantly larger and have greater financial resources than the Company. In addition, some of these competitors are divisions or subsidiaries of large, diversified companies that have access to the financial resources of their parent companies. Some of our competitors are also current or potential customers, teammates, or subcontractors. In addition, several smaller companies have specialized capabilities in command and control image processing. There are also a number of smaller companies which compete with our subsidiaries in the areas of signal monitoring, network monitoring, and telemetry processing.

     In general, the markets in which the Company and its subsidiaries competes are not dominated by a single company; instead, a large number of companies offer services that overlap and are competitive with those offered by the Company. There can be no assurance that the Company will be able to compete successfully.

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

Proprietary Rights

     The Company regards its products as proprietary trade secrets and confidential information. The Company has made the strategic decision after discussion with intellectual property counsel not to seek patent protection for its software, hardware, or systems. None of the Company's software, hardware, or systems are patented. The Company relies on a combination of common law copyright and trade secret laws, third party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software, hardware and systems. The Company has begun the process of registering many of its trademarks and the copyrights with respect to new versions of its software as they are developed. There can be no assurance, however, that in spite of these precautions, an unauthorized third party will not obtain and use information that the Company considers proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. The Company does not have non-competition agreements with all of its employees. Moreover, the Company does not have confidentiality agreements with any of its employees hired before mid-December 2000. There can be no assurance that the mechanisms used by the Company to protect its software will be adequate or that the Company's competitors will not independently develop software products that are substantially equivalent or superior to the Company's products. The Company believes that it has all necessary rights to market its products, although there can be no assurance third parties will not assert infringement claims in the future.

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

     As of October 30, 2002, the Company had approximately 358 employees, including employees of SAT Corporation in Sunnyvale, California, Newpoint Technologies in Salem, New Hampshire and RT Logic in Colorado Springs, Colorado. Of the 358 employees, 350 are full-time employees of whom 303 are considered professionals in engineering related disciplines. Of the engineering professionals, 88% have undergraduate degrees in a scientific discipline and 34% of those have advanced degrees in a scientific discipline. Approximately 78% of the engineering staff has at least seven years relevant experience.

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

Financial Information in Industry Segments

     During the year ended September 30, 2002, the Company's operations included one reportable segment: satellite ground systems.

     See Footnote Number 1 of the notes to the Financial Statements included elsewhere herein for financial information regarding this segment.

Available Information

         The Company's web site address is www.integ.com.

         The Company makes available free of charge on or through its internet web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material, or furnishes it to, the Commission.

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

     The Company opened offices in Colorado Springs, Colorado in March 2001, occupying 3,651 square feet at 1330 Iverness Drive, One Gateway Plaza, Suite 500, Colorado Springs, Colorado 80903. The lease for the office in Colorado Springs expired June 15, 2002. During June 2002, the Company contracted for 22,546 square feet at The Science Park II Office Building, 980 Technology Court, Colorado Springs, Colorado 80915. That lease for the Colorado offices expires on May 31, 2007.

     During September 2000, the Company contracted for 157.73 square meters at High Tech Buro, Bat. C, Voie 3, Labege, France. The lease for the offices in France expires September 14, 2009.

     During July 2002, the Company contracted for an additional 83.78 square meters at the same address in France. The lease for the supplemental offices in France expires on June 30, 2011.

     The Company's subsidiary SAT Corporation occupies approximately 9,940 square feet at 1151 Sonora Court, Sunnyvale, California 94086. This lease expires July 30, 2004.

     The Company's subsidiary Newpoint Technologies, Inc. occupies approximately 18,000 square feet at 13 Red Roof Lane, Salem, New Hampshire 03079. This lease expires July 14, 2008.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended September 30, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     The following table sets forth the high and low sales prices of the Company's common stock as reported by The Nasdaq National Market, where the common stock trades under the Symbol "ISYS."

                 2002 Fiscal Year                         High             Low
                 ----------------                         ----             ---
                 First Quarter                            22.00           17.82
                 Second Quarter                           23.74           17.90
                 Third Quarter                            23.98           19.00
                 Fourth Quarter                           22.45           14.31

                 2001 Fiscal Year                         High             Low
                 ----------------                         ----             ---
                 First Quarter                            17.56           10.81
                 Second Quarter                           17.50           12.81
                 Third Quarter                            24.50           15.50
                 Fourth Quarter                           23.14           15.75

      As of September 30, 2002, there were approximately 2,453 holders of record of the Company's common stock.

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

     The information required by this item regarding equity compensation plans is set forth in Item 12 of this Annual Report on Form 10-K.

     On October 1, 2002, the Company acquired all of the issued and outstanding stock of RT Logic pursuant to an Agreement and Plan of Reorganization dated October 1, 2002 (the "Reorganization Agreement") for an initial purchase price payable to the shareholders of RT Logic of $13.25 million in cash and 683,870 shares of Integral Systems common stock, par value $.01 per share. Pursuant to the terms of the Reorganization Agreement with RT Logic, in November 2002, the former shareholders of RT Logic subsequently received additional aggregate consideration equal to $500,000 in cash and 25,806 shares of Integral Common Stock. See "Item 13. Certain Relationships and Related Transactions." The shares of Integral Systems common stock issued in connection with the Reorganization Agreement were issued pursuant to an exemption from registration provided by
Section 4(2) of the Securities Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents summary consolidated financial data of the Company for the fiscal years ended September 30, 2002, 2001, 2000, 1999, and 1998. The financial data for the fiscal years ended September 30, 1998, 1999, 2000 and 2001 has been derived from the financial statements of the Company which have been audited by Rubino & McGeehin, Chartered, independent public accountants, as set forth in the financial statements and notes thereto presented elsewhere herein. The financial data for the fiscal year ended September 30, 2002 has been derived from the financial statements of the Company which have been audited by Ernst & Young LLP, independent auditors, as set forth in the financial statements and notes thereto presented elsewhere herein. The consolidated financial statements of the Company presented herein have been restated for all periods prior to the acquisition of SAT Corporation to include the combined financial results of the Company and SAT Corporation. The following information should be read in conjunction with the Company's financial statements and notes thereto presented elsewhere herein. See "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                           Years Ended September 30,
                                                   ---------------------------------------
                                                  2002     2001      2000      1999     1998
                                                -------  -------   -------   -------  -------

                                                  (in thousands, except for per share data)
Statement of Operations Data:
Revenue                                         $50,923  $40,532   $40,455   $42,937  $31,012
Gross margin                                     13,291   11,826    11,869    12,001    8,675
Income from operations                            1,817    3,457     2,919     4,723    3,024
Income from continuing operations                 2,623    4,011     3,713     2,983    1,727
Net income                                      $ 2,623  $ 4,011   $ 4,177   $ 3,200  $ 2,024
Income from continuing operations per common
    and equivalent share--basic                 $  0.29  $  0.42   $  0.42   $  0.43  $  0.27
Income from continuing operations per common
    and equivalent share--diluted               $  0.28  $  0.41   $  0.40   $  0.41  $  0.25
Net income per common and equivalent
    share--basic                                $  0.29  $  0.42   $  0.47   $  0.46  $  0.31
Net income per common and equivalent
    share--diluted                              $  0.28  $  0.41   $  0.45   $  0.43  $  0.29
Weighted average common and equivalent
    shares outstanding--basic                     9,175    9,462     8,829     6,969    6,443
Weighted average common and equivalent
    shares outstanding--diluted                   9,233    9,673     9,284     7,423    6,883

Balance Sheet Data:
Cash and cash equivalents                       $16,064  $ 2,380   $17,558   $ 9,267  $ 4,589
Working capital                                  71,164   71,427    77,080    30,748    8,239
Total assets                                     96,617   90,413    89,858    45,280   19,166
Long-term obligations, net of current             2,540    2,005     1,340       714      748
Stockholders' equity                             82,256   78,177    81,698    34,152    9,981

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

To the extent the Company does not recognize deterioration in its customers' financial condition in the period it occurs, or to the extent the Company underestimates its customers' ability to pay, the amount of bad debt expense recognized in a given reporting period will be impacted.

Goodwill and Other Intangible Assets

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

      The Company builds satellite ground systems for command and control, integration and test, data processing, and simulation. Since its inception in 1982, the Company has provided ground systems for over 190 different satellite missions for communications, science, meteorology, and earth resource applications. The Company has an established domestic and international customer base that includes government and commercial satellite operators, spacecraft and payload manufacturers, and aerospace systems integrators.

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

Results of Operations

      The components of the Company's income statement as a percentage of revenue are depicted in the following table for the fiscal years ended September 30, 2002, 2001 and 2000:

                             Fiscal Year   Fiscal Year    Fiscal Year      Fiscal Year     Fiscal Year    Fiscal Year
                                2002           2002           2001            2001            2000           2000
                                ----           ----           ----            ----            ----           ----
                            (in thousands)     % of      (in thousands)       % of        (in thousands)     % of
                                             Revenue                        Revenue                        Revenue
Revenue                           $50,923        100.0         $40,532           100.0          $40,455         100.0
Cost of revenue                    37,632         73.9          28,706            70.8           28,586          70.7
                                  -------        -----         -------           -----          -------         -----

Gross margin                       13,291         26.1          11,826            29.2           11,869          29.3
SG&A                                8,929         17.5           6,799            16.8            7,019          17.4
Acquisition Costs                       0            0               0               0              445           1.1
Research & Development                362           .7             200              .5              536           1.3
Product Amortization                2,183          4.3           1,370             3.4              950           2.3
                                  -------        -----         -------           -----          -------         -----

Income from operations              1,817          3.6           3,457             8.5            2,919           7.2
Other income (exp.) net             1,953          3.8           2,117             5.2            1,976           4.9
                                  -------        -----         -------           -----          -------         -----

Income before taxes                 3,770          7.4           5,574            13.7            4,895          12.1
Income taxes                        1,147          2.2           1,563             3.8            1,182           2.9
                                  -------        -----         -------           -----          -------         -----
Income from continuing
    Operations                      2,623          5.2           4,011             9.9            3,713           9.2

Income from Discontinued
    Segment (net of tax)                0            0               0               0              129            .3

Gain on sale of Discontin.
    Segment (net of tax)                0            0               0               0              335            .8
                                  -------        -----         -------           -----          -------         -----

Net Income                        $ 2,623          5.2         $ 4,011             9.9          $ 4,177          10.3
                                  =======        =====         =======           =====          =======         =====

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

      For the fiscal years ended September 30, 2002, 2001, and 2000, the Company's revenues were generated from the following sources:

                                       Fiscal Year  Fiscal Year    Fiscal Year
     Revenue Type                         2002         2001           2000
     ------------                         ----         ----           ----

     Commercial Products & Services
     Commercial Users                      40%          45%            46%
     U.S. Government Users                  0            1              2
                                          ----         ----           ----
          Subtotal                         40           46             48
                                          ----         ----           ----

     Government Services
     NOAA                                  31           38             41
     USAF                                  22           10              3
     Other U.S. Government Users            7            6              8
                                          ----         ----           ----
          Subtotal                         60           54             52
                                          ----         ----           ----
               Total                      100%         100%           100%
                                          ====         ====           ====

     Based on the Company's revenue categorization system, the Company classified 40%, 46%, and 48% of its revenue as Commercial Products and Services revenue with the remaining 60%, 54%, and 52% classified as Government Services revenue for fiscal years ended September 30, 2002, 2001, and 2000, respectively. By way of comparison, if the revenues were classified strictly according to end-user (independent of the Company's internal revenue categorization system), the U.S. Government would account for 60%, 55%, and 54%, of the total revenues for fiscal years 2002, 2001, and 2000 respectively.

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

Fiscal Year 2002 Compared to Fiscal Year 2001

     On a consolidated basis, revenue increased 25.6% or $10.4 million, to $50.9 million for fiscal year 2002 from $40.5 million for fiscal year 2001. All revenue functional components (i.e. licenses, services and pass throughs) were greater during fiscal year 2002 when compared to fiscal year 2001 due to increased sales. Further, during the current fiscal year, approximately $2.5 million in Commercial Products and Services revenue was recorded for Newpoint, which was acquired by the Company in January 2002, whereas the Company recorded no Newpoint revenue during fiscal year 2001. Other than the revenue increase attributable to Newpoint, most of the remaining increases in revenue pertain to the Company's new contract awards (specifically the CCS-C and SCNC programs) with the U.S. Air Force that occurred in the Spring of 2002.

     During fiscal year 2002, cost of revenue increased 31% or $8.9 million to $37.6 million from $28.7 million during fiscal year 2001. The increase was due to increases in direct labor, related overhead costs, travel costs and equipment and subcontract pass-throughs necessary to support the increase in revenue discussed above. Further, cost of sales amounts attributed to Newpoint (approximately $2.1 million) were not included with the Company's results from operations in fiscal year 2001.

     The Company's gross margin increased approximately $1.5 million to $13.3 million for fiscal year 2002 from $11.8 million for fiscal year 2001. The increase was principally due to the $10.4 million increase in revenue discussed above. Gross margin as a percentage of revenue was 26.1% during fiscal year 2002 compared to 29.2% for fiscal year 2001. This decrease is primarily attributable to a decrease in gross margin at SAT as a result of overruns on two fixed price contracts that were recorded during the three months ended March 31, 2002. Further,

Newpoint's gross margin percentage was only 17% for fiscal year ended 2002, thereby reducing the Company's overall gross margin percentage.

      Selling, general & administrative expenses ("SG&A") increased to approximately $8.9 million in fiscal year 2002 from $6.8 million in fiscal year 2001. The change was primarily due to increases in the Company's product related selling expenses and from $1.1 million of SG&A expenses at Newpoint which were not recorded by the Company in fiscal year 2001. The Company also recorded a bad debt expense of approximately $300,000 in fiscal year 2002 (at SAT) and recorded no similar expenses in fiscal year 2001. As a percentage of revenue, SG&A accounted for 17.5% of revenue in fiscal year 2002 compared to 16.8% in 2001. Product amortization was $2,180,000 in fiscal year 2002 compared to $1,370,000 in fiscal year 2001 resulting from an increased capitalized cost base.

      Income from operations was $1.8 million in fiscal year 2002 compared to $3.5 million in fiscal year 2001. The decrease is principally related to operating losses at SAT and Newpoint. SAT incurred an operating loss of $1.1 million in fiscal year 2002 compared to operating income of $650,000 in fiscal year 2001. Newpoint posted an operating loss of $720,000 in fiscal year 2002 while Newpoint's operating results were not consolidated with the Company's in fiscal year 2001. Operating income for the Company's core command control business increased to $3.7 million in fiscal year 2002 from $2.8 million in fiscal year 2001.

      During fiscal year 2002, the Company recorded approximately $1.2 million of gains on the sale of marketable securities and realized no such gain in fiscal year 2001. The Company also recorded $930,000 of interest income in fiscal year 2002 (compared to $2.5 million in fiscal year 2001), which was principally derived from investments of the cash proceeds from the Company's two private equity placements that occurred in June 1999 and February 2000. Since a significant portion of such investment was related to tax-free debt securities, the Company's effective tax rate was only 30.4% for fiscal year 2002 and 28.0% for fiscal year 2001

Fiscal Year 2001 Compared to Fiscal Year 2000

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

      SG&A expenses decreased to approximately $6.8 million in fiscal year 2001 from $7.0 million in fiscal year 2000. The change was primarily due to decreases in the Company's bid and proposal expenses. As a percentage of revenue, SG&A accounted for 16.8% of revenue in fiscal year 2001 compared to 17.4% in 2000. Product amortization was $1,370,000 in fiscal year 2001 compared to $950,000 in fiscal year 2000 resulting from an increased capitalized cost base. In addition, the Company recorded one time acquisition costs amounting to approximately $445,000 in fiscal year 2000, principally related to the acquisition of SAT Corporation and a previously reported unsuccessful acquisition attempt of an unrelated entity. Such acquisition costs did not recur in fiscal year 2001.

      Income from operations increased 18.4% to $3.5 million for fiscal year 2001 from $2.9 million for fiscal year 2000. As a percentage of revenue, income from operations was 8.5% for fiscal year 2001 up from 7.2% in fiscal year 2000. This increase was principally the result of lower SG&A expenses and the elimination of one time acquisition related costs, partially offset by higher product amortization expenses in fiscal year 2001 versus fiscal year 2000.

      During fiscal year 2001, the Company recorded $2.5 million of interest income (compared to $2.3 million in fiscal year 2000), which was principally derived from investments of the cash proceeds from the Company's two private equity placements that occurred in June 1999 and February 2000. Since a significant portion of such investment was related to tax-free debt securities, the Company's effective tax rate was only 28.0% for fiscal year 2001 and 24.2% for fiscal year 2000.

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

     Income from Discontinued Operations was $130,000 in fiscal year 2000. There was no income from Discontinued Operations recorded in fiscal year 2002 or 2001.

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

Acquisition of Newpoint Technologies

     On January 30, 2002, the Company acquired Newpoint Technologies, Inc. pursuant to an agreement and plan of reorganization dated December 19, 2001, by and among the Company, Newpoint Technologies Inc., and ISI Merger Corp., a Delaware corporation and wholly owned subsidiary of the Company ("ISI Merger"). The reorganization agreement provided for the acquisition of Newpoint Technologies by the Company. Pursuant to the terms of the reorganization agreement, Newpoint Technologies, Inc. was merged with and into ISI Merger, with ISI Merger (which changed its name to "Newpoint Technologies, Inc.") as the surviving entity. At the time of the merger, Newpoint Technologies effectively became a wholly owned subsidiary of the Company. As consideration for all of the shares issued and outstanding of Newpoint, the Company agreed to make future contingent payments to the shareholders of Newpoint for the period beginning February 1, 2002 through September 30, 2005. The contingent payments are calculated every September 30 in the period from February 1, 2002 through September 30, 2005 based on a formula of net income and excess revenues as defined in the acquisition agreement. There were no contingent payments due to the former shareholders of Newpoint for the period February 1, 2002 through September 30, 2002.

Acquisition of Real Time Logic

     On October 1, 2002, the Company acquired all of the issued and outstanding stock of RT Logic pursuant to the Reorganization Agreement for an initial purchase price payable to the shareholders of RT Logic of $13.25 million in cash and 683,870 shares of Integral Systems common stock, par value $.01 per share.

     Pursuant to the terms of the Reorganization Agreement with RT Logic, in November 2002, the former shareholders of RT Logic subsequently received additional aggregate consideration equal to $500,000 in cash and 25,806 shares of Integral Common Stock. See "Item 13. Certain Relationships and Related Transactions."

     The Reorganization Agreement further provides that the former RT Logic shareholders will be entitled to receive contingent purchase price, which will be payable in accordance with the Reorganization Agreement the event that RT Logic's business meets certain earnings performance targets during a period of up to four (4) years following the merger. Fifty percent (50%) of any contingent purchase price will be payable in cash and fifty percent (50%) thereof will be payable in shares of Integral Systems common stock. Any Integral Systems common stock issued in connection with the contingent purchase price will be valued based on a 30-trading-day average leading up to the end of each applicable earnout period. The contingent purchase price is subject to claims by Integral under the indemnification provisions of the Reorganization Agreement.

                                     OUTLOOK

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

     Looking forward to fiscal year 2003 in its entirety, the Company is anticipating growth in revenue, net income, and fully diluted earnings per common share of approximately 50% over FY02 levels. Anticipated growth in net income and earnings per share for FY03 would have been much greater were it not for FY02 gains on marketable securities of approximately $1.2 million which are not forecasted for FY03. It is also anticipated that operating income for FY03 will be almost triple the amounts recorded in FY02, increasing from $1.8 million in FY02 to approximately $5.4 million in FY03.

Liquidity and Capital Resources

     Since the Company's inception in 1982, it has been profitable on an annual basis and has generally financed its working capital needs through internally generated funds, supplemented by borrowings under the Company's general line of credit facility with a commercial bank and the proceeds from the Company's initial public offering in 1988. In June 1999, the Company supplemented its working capital position by raising approximately $19.7 million (net) through the private placement of approximately 1.2 million shares of its common stock. In February 2000, the Company raised an additional $40.9 million (net) for use in connection with potential acquisitions and other general corporate purposes through the private placement of 1.4 million additional shares of it common stock. With respect to the capital raised in the private placements, at September 30, 2002, $35,421,000 was invested in variable rate State of Maryland debt securities, $10,000,000 was invested in Banc of America Preferred Funding Corporation "Dividends Received Eligible Auction Market" preferred stock ("DREAMS"), and $2,295,527 was invested in common stock. See Footnote Number 1 and 4 of the Notes to the Financial Statements included elsewhere herein.

     For fiscal year 2002, the Company generated approximately $6.4 million of cash from operating activities and $6.4 million from investing activities. Included in the Company's investing activities were approximately $3.6 million for newly capitalized software development costs and approximately $1.3 million for fixed assets (principally new computers and equipment).

     During fiscal year 2002, the Company had access to a line of credit facility through which it could borrow up to $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company's billed and unbilled accounts receivable and has certain financial covenants, including minimum net worth and liquidity ratios. The line expire February 29, 2004. At September 30, 2002, 2001, and 2000, the Company had no amounts outstanding under the lines of credit.

     The Company's general line of credit facility prohibits the declaration or payment of dividends by the Company until all of its obligations under the facility are paid in full or performed.

     The Company also has access to a $2.0 million equipment lease line of credit under which it had $122,161 outstanding as of September 30, 2002. The outstanding balance is payable over a 45-month period from lease inception and bears interest at a rate of 8.8% per annum.

     The Company currently anticipates that its current cash balances, amounts available under its lines of credit and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. The Company believes that inflation did not have a material impact on the Company's revenues or income from operations in fiscal years 2002, 2001, and 2000.

                           Forward-Looking Statements

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

          . Risks related to the Company's acquisition strategy. In particular, the Company may not be able to find any attractive candidates or it may find that the acquisition terms proposed by potential acquisition candidates are not favorable to the Company. In addition, the Company may compete with other companies for these acquisition candidates, which competition may make an acquisition more expensive for the Company. If the Company is unable to identify and acquire any suitable candidates, the Company may not be able to find alternative uses for the cash proceeds of its previous private placements that improve the Company's business, financial conditions, or results of operations to the extent that an acquisition could. In addition, if the Company is able to identify and acquire one or more businesses, the integration of the acquired business or businesses may be costly and may result in a decrease in the value of the Company's common stock for the following reasons, among others:
                    . the Company may not adequately assess the risks inherent in a particular acquisition candidate or correctly assess the candidate's potential contribution to the Company's financial performance;
                    . the Company may need to divert more management resources to integration than it planned, which may adversely affect its ability to pursue other more profitable activities;
                    . the difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate backgrounds and combining different corporate cultures;
                    . the Company may not eliminate as many redundant costs as it anticipated in selecting acquisition candidates; and an acquisition candidate may have liabilities or adverse operating issues that the Company failed to discover through its due diligence prior to the acquisition.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS

DESCRIPTION                                                                            PAGES
Independent Auditors' Reports                                                        F-2 - F-3

Consolidated Balance Sheets as of September 30, 2002 and 2001                           F-4

Consolidated Statements of Operations for the Years Ended
    September 30, 2002, 2001 and 2000                                                   F-5

Consolidated Statements of Stockholders' Equity for the Years Ended
    September 30, 2002, 2001 and 2000                                                   F-6

Consolidated Statements of Cash Flows for the Years Ended
    September 30, 2002, 2001 and 2000                                                   F-7

Notes to Consolidated Financial Statements                                           F-8 - F22

                Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors of Integral Systems, Inc.:

     We have audited the accompanying consolidated balance sheet of Integral Systems, Inc. and subsidiaries as of September 30, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integral Systems, Inc. and subsidiaries at September 30, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

                                                     /s/ Ernst & Young LLP


McLean, Virginia
December 6, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Integral Systems, Inc.

     We have audited the accompanying consolidated balance sheet of Integral Systems, Inc. and its subsidiaries as of September 30, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integral Systems, Inc. and its subsidiaries as of September 30, 2001, and their consolidated results of operations and consolidated cash flows for the years ended September 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.


       /s/
Rubino & McGeehin, Chartered

November 21, 2001
Bethesda, Maryland

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2002 and 2001

                                   ___________

                                                    ASSETS
                                                                                 2002               2001
                                                                                 ----               ----
                            Current assets
                            --------------
Cash and cash equivalents                                                   $  16,064,363      $   2,379,503
Marketable securities                                                          46,885,581         57,890,170
Accounts receivable, net                                                       16,918,780         18,245,423
Employee receivables and other receivables                                         82,613            139,460
Prepaid expenses                                                                  916,756            340,677
Notes receivable  - current portion                                               118,226            112,495
Deferred income tax - current portion                                             887,832            611,395
Income taxes receivable                                                         1,110,703          1,940,573
                                                                            -------------      -------------

     Total current assets                                                      82,984,854         81,659,696

Property and equipment, at cost, net of accumulated
       depreciation and amortization                                            3,467,907          3,193,690
Notes receivable - long term portion                                              288,500            406,727
Goodwill and intangible assets, net                                             3,047,680                  0
Software development costs, net of accumulated amortization                     6,490,640          5,080,629
Deposits and deferred charges                                                     337,274             72,702
                                                                            -------------      -------------

     Total assets                                                           $  96,616,855      $  90,413,444
                                                                            =============      =============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

                          Current liabilities
                          -------------------
 Accounts payable - trade                                                   $   5,916,194      $   5,131,229
 Accrued expenses                                                               3,249,323          2,926,443
 Capital leases payable - current portion                                          29,653            137,791
 Billings in excess of revenue for contracts in progress                        2,625,602          2,036,795
                                                                            -------------      -------------

      Total current liabilities                                                11,820,772         10,232,258

 Capital leases payable - long-term portion                                        92,508            122,161
 Deferred income taxes - long-term portion                                      2,447,395          1,882,384
                                                                            -------------      -------------

      Total liabilities                                                        14,360,675         12,236,803
                                                                            -------------      -------------

                         Stockholders' Equity
                         --------------------
 Common stock, $.01 par value, 40,000,000 shares authorized, and
      9,322,783 and 9,071,113 shares issued and outstanding                        93,228             90,711
 Additional paid-in capital                                                    65,070,787         63,246,985
 Retained earnings                                                             17,599,042         15,095,953
 Accumulated other comprehensive loss                                            (506,877)          (257,008)
                                                                            -------------      -------------

      Total stockholders' equity                                               82,256,180         78,176,641
                                                                            -------------      -------------

      Total liabilities and stockholders' equity                            $  96,616,855      $  90,413,444
                                                                            =============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended September 30, 2002, 2001 and 2000


                                                                   2002              2001              2000
                                                                   ----              ----              ----
Revenue                                                   $     50,922,741    $   40,531,600   $     40,455,143

Cost of Revenue

     Direct Labor                                               13,229,088        10,648,052         10,882,228
     Overhead Costs                                              9,552,535         7,555,391          7,544,122
     Travel and Other Direct Costs                               1,958,575         1,508,543          1,566,665
     Direct Equipment & Subcontracts                            12,891,703         8,993,849          8,593,346
                                                          -----------------   ---------------  -----------------
Total Cost of Revenue                                           37,631,901        28,705,835         28,586,361
                                                          -----------------   ---------------  -----------------

Gross Margin                                                    13,290,840        11,825,765         11,868,782

Selling, General & Administrative                                8,928,938         6,798,430          7,019,000
Terminated Acquisition Costs                                             0                 0            444,847
Research & Development                                             361,921           199,987            536,177
Product Amortization                                             2,182,910         1,370,000            950,000
                                                          -----------------   ---------------  -----------------
Income From Operations                                           1,817,071         3,457,348          2,918,758

Other Income (Expense)
     Interest Income                                               929,243         2,480,113          2,335,524
     Interest Expense                                              (15,351)          (50,671)           (96,587)
     Gain on sale of marketable securities                       1,216,031                 0                  0
     Miscellaneous, net                                           (176,791)         (312,387)          (262,369)
                                                          -----------------   ---------------  -----------------
Total Other Income                                               1,953,132         2,117,055          1,976,568

Income from continuing operations before income taxes            3,770,203         5,574,403          4,895,326
Provision for Income Taxes                                       1,146,788         1,563,283          1,182,498
                                                          -----------------   ---------------  -----------------
Income from Continuing Operations                                2,623,415         4,011,120          3,712,828

Discontinued Operations
     Income From Discontinued Segment
     (net of tax of $42,867)                                             0                 0            129,374
     Gain on disposal of Discontinued Segment
     (net of deferred tax of $210,895)                                   0                 0            335,181
                                                          -----------------   ---------------  -----------------
Net Income                                                $      2,623,415    $    4,011,120   $      4,177,383
                                                          =================   ===============  =================


Weighted Avg. Number of Common Shares:
     Basic                                                       9,174,831         9,462,166          8,829,182
     Diluted                                                     9,232,619         9,672,833          9,283,546

Earnings per Share (Basic)
     Continuing Operations                                $           0.29    $         0.42   $           0.42
     Discontinued Segment                                             0.00              0.00               0.01
     Gain on disposal of Discontinued Segment                         0.00              0.00               0.04
                                                          -----------------  ----------------  -----------------
     Net Income                                           $           0.29    $         0.42   $           0.47
                                                          =================  ================  =================

Earnings per Share (Diluted)
     Continuing Operations                                $           0.28    $         0.41   $           0.40
     Discontinued Segment                                             0.00              0.00               0.01
     Gain on disposal of Discontinued Segment                         0.00              0.00               0.04
                                                          -----------------  ----------------  -----------------
     Net Income                                           $           0.28    $         0.41   $           0.45
                                                          =================  ================  =================

   The accompanying notes are an integral part of these consolidated financial statements.

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended September 30, 2002, 2001 and 2000

                                                          Common                                      Accumulated
                                          Number          Stock         Additional                       Other
                                            of            at Par         Paid-in         Retained    Comprehensive
                                          Shares          Value          Capital         Earnings         Loss             Total
                                       ------------    ------------    ------------    ------------  --------------    ------------
Balance September 30, 1999                7,813,908    $     78,139    $ 22,349,932    $ 11,723,880   $           -    $ 34,151,951

Private placement offering                1,400,000          14,000      40,933,758               -               -      40,947,758
Stock options exercised                     213,460           2,135         982,869               -               -         985,004
Tax benefit of stock options
  exercised                                       -               -       1,435,754               -                       1,435,754
Net income                                        -               -               -       4,177,383               -       4,177,383
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance September 30, 2000                9,427,368          94,274      65,702,313      15,901,263               -      81,697,850
Comprehensive income
   Net income                                     -               -               -       4,011,120               -       4,011,120
   Unrealized loss on marketable
     securities (net of deferred
     tax benefit of $164,317)                     -               -               -               -        (257,008)       (257,008)
                                                                                                                       ------------
   Comprehensive income                           -               -               -                                       3,754,112
Repurchased shares                         (420,015)         (4,200)     (2,927,505)     (4,816,430)              -      (7,748,135)
Stock options exercised                      63,760             637         287,288               -               -         287,925
Tax benefit of stock options
  exercised                                       -               -         184,889               -               -         184,889
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance September 30, 2001                9,071,113    $     90,711    $ 63,246,985    $ 15,095,953    ($   257,008)   $ 78,176,641

Comprehensive income
   Net income                                     -               -               -       2,623,415               -       2,623,415
   Unrealized loss on marketable
     securities (net of deferred
     tax benefit of $159,752)                     -               -               -               -        (249,869)       (249,869)
                                                                                                                       ------------
   Comprehensive income                           -               -               -                                       2,373,546
Repurchased shares                          (10,800)           (108)        (74,988)       (120,326)              -        (195,422)
Stock options exercised                     262,470           2,625       1,226,822               -               -       1,229,447
Tax benefit of stock options
  exercised                                       -               -         671,968               -               -         671,968
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance September 30, 2002                9,322,783    $     93,228    $ 65,070,787    $ 17,599,042    ($   506,877)   $ 82,256,180
                                       ============    ============    ============    ============    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended September 30, 2002, 2001 and 2000

                                                                              2002              2001             2000
                                                                              ----              ----             ----
Cash flows from operating activities:
Net income                                                               $   2,623,415     $   4,011,120    $   4,177,383
Reconciling adjustments:
     Gain on disposal of discontinued segment                                        -                 -         (335,181)
     Depreciation and amortization                                           3,583,351         2,326,920        1,997,785
     Gain on sale of marketable securities                                  (1,216,031)                -                -
     Loss on disposal of fixed assets                                           34,344             2,229           32,498
     Disposal of non-cash assets of discontinued segment                             -                 -          (53,924)
     Provision for deferred income taxes                                       437,279         1,302,382         (140,113)
     (Increase) decrease in assets, net of effects of
     acquisition:
           Accounts receivable and other receivables                         1,749,891        (4,882,590)         122,198
           Reserve for doubtful accounts                                       232,507                 -                -
           Prepaid expenses and deposits                                      (713,919)         (177,580)         (64,587)
           Income taxes receivable, net                                      1,324,677          (100,394)        (666,712)
     (Decrease) increase in liabilities, net of effects of
     acquisition
           Accounts payable                                                 (1,658,281)        3,216,244       (1,020,878)
           Accrued expenses                                                    (72,698)          307,930       (1,092,065)
           Billings in excess of revenue                                        82,693           204,275         (824,554)
                                                                         -------------     -------------    -------------
        Total adjustments                                                    3,783,813         2,199,416       (2,045,533)
                                                                         -------------     -------------    -------------

Net cash provided by operating activities                                    6,407,228         6,210,536        2,131,850
                                                                         -------------     -------------    -------------

Cash flow from investing activities:
     Purchases of marketable securities                                     (7,697,927)      (10,955,495)     (31,830,000)
     Sale of marketable securities                                          19,508,926         2,610,000                -
     Proceeds from payments on notes receivable                                112,496            80,778                -
     Acquisition of fixed assets                                            (1,349,396)       (1,948,438)      (1,209,571)
     Software development costs                                             (3,625,621)       (3,261,846)      (2,132,589)
     Net advances to Newpoint Technologies                                    (448,332)                -                -
     Acquisition of Newpoint Technologies                                     (118,749)                -                -
                                                                         -------------     -------------    -------------

Net cash provided by (used in) investing activities                          6,381,397       (13,475,001)     (35,172,160)
                                                                         -------------     -------------    -------------

Cash flow from financing activities:
     Proceeds from issuance of common stock                                  1,229,448           287,925       41,932,762
     Payments on stock repurchase                                             (195,422)       (7,748,135)               -
     Payments on capital lease obligations                                    (137,791)         (454,153)        (601,328)
                                                                         -------------     -------------    -------------

Net cash provided by (used in) financing activities                            896,235        (7,914,363)      41,331,434
                                                                         -------------     -------------    -------------

Net increase (decrease) in cash and cash equivalents                        13,684,860       (15,178,828)       8,291,124

Cash and cash equivalents - beginning of year                                2,379,503        17,558,331        9,267,207
                                                                         -------------     -------------    -------------

Cash and cash equivalents - end of year                                  $  16,064,363     $   2,379,503    $  17,558,331
                                                                         =============     =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2002, 2001 and 2000

                                _______________

1.   Summary of Significant Accounting Policies

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Integral Systems, Inc. (the Company) and its wholly owned subsidiaries, SAT Corporation, Newpoint Technologies (see Note 2), and ISI Europe. InterSys, Inc., an inactive subsidiary of the Company, was formally closed during the fiscal year. The assets of the Company's former subsidiary Integral Marketing, Inc. (IMI) were disposed of during the year ended September 30, 2000 (see Note 2) and is presented as discontinued operations in the consolidated statement of operations. All significant intercompany transactions have been eliminated in consolidation.

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

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2002, 2001 and 2000

                                _______________

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

     Impairment of Long-Lived Assets

     The Company periodically evaluates the recoverability of its long-lived assets. This evaluation consists of a comparison of the carrying value of the assets with the assets' expected future cash flows, undiscounted and without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow, undiscounted and without interest charges, exceeds the carrying value of the asset, no impairment is recognized. Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair market value, based on discounted future cash flows of the related assets.

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

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2002, 2001 and 2000

                                _______________

1.   Summary of Significant Accounting Policies (continued)

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

     Cash Concentrations and Cash Equivalents

     The Company considers all highly-liquid debt instruments purchased with a maturity of forty five days or less to be cash equivalents. Cash accounts are maintained primarily with one federally insured financial institution. Balances usually exceed insured limits, but management does not consider this to be a significant concentration of credit risk.

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

     During the years ended September 30, 2002, 2001, and 2000, the Company's operations included one reportable segment for satellite ground systems. These continuing operations include all of the operations of the Company, SAT Corporation, Newpoint Technologies, Inc. and ISI Europe for the years then ended. The equipment marketing operations of IMI are included in discontinued operations for the years above. The Company provides satellite ground systems - computer systems for satellite command and control, data processing, simulation and flight software validation, equipment monitoring and control, and signal monitoring. Customers for these systems include U.S. Government organizations such as National Aeronautics and Space Administration (NASA), the National Oceanic and Atmospheric Administration
     (NOAA), and the U.S. Air Force, as well as commercial satellite operators, both domestic and foreign.

     There were no significant intercompany sales.

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2002, 2001 and 2000

                               __________________

1.   Summary of Significant Accounting Policies (continued)

     Major customer information and revenue by customer category is discussed in
     Note 3. Revenue from foreign sources, primarily with corporations located in France, the Netherlands, Thailand, and Mexico, totaled $10,706,529, $9,408,532, and $9,319,638, for the years ended September 30, 2002, 2001, and 2000, respectively. The Company has no significant long-lived assets located in foreign countries.

     Reclassifications

     Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

     Stock Based Compensation

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), allows companies to account for stock-based compensation either under the provisions of SFAS 123 or under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as amended by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)," but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has elected to account for its stock-based compensation in accordance with the provisions of APB 25.

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

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. SFAS 144 also expands the scope of a discontinued operation to include a component of an entity, and it eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not expect a material impact of SFAS 144 of its results of operations and financial condition.

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2002, 2001 and 2000

                               ___________________

1.   Summary of Significant Accounting Policies (continued)

     Recent Accounting Pronouncements (continued)

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, " Costs Associated With Disposal Activities " ("SFAS 146"). SFAS146 (which nullifies EITF 94-3) requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. An entity's commitment to a plan does not, by itself, create an obligation that meets the definition of a liability. Severance pay may be required to be recognized over time rather than up front. If the benefit arrangement requires employees to render future service beyond a "minimum retention period" a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate the termination benefit is based on length of service. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged.

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

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2002, 2001 and 2000

                              _____________________

2.   Acquisitions and Dispositions (continued)

     The acquisition was accounted for using the purchase method of accounting under the guidance in FASB Statement 141, Business Combinations. Accordingly, a portion of the purchase price has been allocated to assets acquired and liabilities assumed and other identified intangible assets based on estimated fair values on the acquisition date. Approximately $2,796,431, $400,000, $100,000, $195,000 and $2,610,180 were allocated to net liabilities assumed, technology, customer base, deferred tax liability and goodwill, respectively. The excess of the net liabilities assumed and the direct transaction costs over the identified intangible assets acquired, or $500,000 was allocated to goodwill. The Company's primary reason for acquiring Newpoint was to gain entrance to new markets and increase exposure to a certain class of customer. The technology and specific customers acquired were incidental to the transaction. Accordingly, a significant portion of the excess of net liabilities assumed and the purchase price was allocated to goodwill. The net liabilities assumed include amounts previously advanced by the Company. The identified intangible assets are being amortized on a straight-line basis over an estimated useful life of four years for the technology and customer base. Goodwill is not being amortized but is being reviewed annually for impairment in accordance with FAS 142. The purchase price allocation is based on preliminary estimates and is subject to change as final valuations are made. During the year ended September 30, 2002, the Company made adjustments to the purchase price allocation that resulted in an immaterial addition to goodwill associated with the acquisition.

3.   Accounts Receivable and Revenue

     Accounts receivable at September 30, 2002 and 2001, consist of the following:

                                Billed                               2002                  2001
                                                                     ----                  ----
              Government services
                Prime contracts                                   $   714,908           $  1,653,784
                Subcontracts                                        2,015,363              5,338,782
              Commercial products and services                      1,675,800              3,160,284
              Allowance for doubtful accounts                        (323,868)               (71,361)
                                                                  -----------           ------------

                  Total billed                                      4,082,203             10,081,489
                                                                  -----------           ------------

                               Unbilled
              Government services
                Prime contracts                                     5,734,718              3,631,661
                Subcontracts                                        2,580,556                489,899
              Commercial products and services                      4,521,303              4,042,374
                                                                  -----------           ------------

                  Total unbilled                                   12,836,577              8,163,934
                                                                  -----------           ------------

                Total accounts receivable, net                    $16,918,780           $ 18,245,423
                                                                  ===========           ============

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

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2002, 2001 and 2000

                              ____________________

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

     During the years ended September 30, 2002, 2001 and 2000, approximately 60%, 54%, and 52%, respectively, of the Company's revenue was from government services, primarily the National Oceanic and Atmospheric Administration (NOAA) and the United States Air Force (USAF). The remaining revenue is from commercial products and services as defined above.

     By the way of comparison, if revenues were reclassified according to end customer, the Company's revenue from U.S. Government customers, both as a prime contractor and a subcontractor, for each of the years ended September 30, 2002, 2001 and 2000, was 60%, 55% and 54%, respectively. Revenue from non-U.S. Government customers for each of the years ended September 30, 2002, 2001, and 2000, was 40%, 45% and 46%, respectively.

4.   Marketable Securities

     The following summarizes the Company's investments in debt and equity securities at September 30, 2002 and 2001:

                                                                   Gross Unrealized
                     2002                        Cost                    Losses           Fair Market Value
                     ----                        ----                    ------           -----------------
         State Debt Securities               $ 35,421,000              $      --              $ 35,421,000
         Preferred Stock                       10,000,000                     --                10,000,000
         Common Stock                           2,295,527               (830,946)                1,464,581
                                             ------------              ---------              ------------
         Total                               $ 47,716,527              $(830,946)             $ 46,885,581
                                             ============              =========              ============

                                                                   Gross Unrealized
                     2001                        Cost                    Losses           Fair Market Value
                     ----                        ----                    ------           -----------------
         State Debt Securities               $ 47,356,000              $      --              $ 47,356,000
         Preferred Stock                       10,000,000                     --                10,000,000
         Common Stock                             955,495               (421,325)                  534,170
                                             ------------              ---------              ------------
         Total                               $ 58,311,495              $(421,325)             $ 57,890,170
                                             ============              =========              ============

     At September 30, 2002, and September 30, 2001 the Company held $35,421,000 and $47,356,000 respectively, in variable rate State of Maryland debt securities, which were carried at cost, which approximates fair market value.

     The investments in variable rate State of Maryland debt securities and Banc of America Preferred Funding Corporation "Dividends Received Eligible Auction Market" preferred stock ("DREAMS") are carried at cost which approximates fair market value. The investment in common stock is based on quoted market price. At September 30, 2002, and September 30, 2001 the unrealized loss of $830,946 and $421,325 from the investment in common stock is reported in stockholders' equity as other comprehensive income
     (loss), net of deferred tax benefit of $324,069 and $164,317, respectively.

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2002, 2001 and 2000

                                   __________

4.   Marketable Securities (continued)

     During fiscal 2002, the Company bought and sold common stock and municipal bonds that resulted in a gain of $1,216,031. The gain was determined using specific identification method.

5.   Property and Equipment

     Property and equipment as of September 30, 2002 and 2001 are as follows:

                                                                  2002           2001
                                                                  ----           ----
         Electronic equipment                                  $ 4,223,787   $  3,318,309
         Furniture and fixtures                                    665,840        523,324
         Leasehold improvements                                    425,634        237,133
         Software                                                  646,009        396,107
         Equipment under capital lease                             579,496      1,378,461
                                                               -----------   ------------

           Total property and equipment                          6,540,766      5,853,334

         Less: accumulated depreciation and amortization        (3,072,859)    (2,659,644)
                                                               -----------   ------------

         Property and equipment, net                           $ 3,467,907   $  3,193,690
                                                               ===========   ============

6.   Goodwill and Intangibles

     The following summarizes the Company's Goodwill and Intangibles at September 30, 2002 and 2001:

                                                                   2002          2001
                                                                   ----          ----
         Goodwill                                              $ 2,610,180             0
         Intangibles
           Technology                                              400,000             0
           Customer Base                                           100,000             0
                                                               -----------   ------------

         Total                                                   3,110,180             0

         Less Accumulated Amortization                              62,500             0
                                                               -----------   ------------

         Goodwill and Intangibles, net                           3,047,680             0
                                                               ===========   ============

     Amortization expense for the years ended September 30, 2002, 2001 and 2000 was $62,500, 0, and 0, respectively.

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2002, 2001 and 2000
                                  ____________

7.   Software Development

     Software development costs as of September 30, 2002 and 2001, consist of the following:

                                                  2002                2001
                                                  ----                ----

          Costs incurred                     $  14,100,891      $    10,550,070
          Less:  accumulated amortization       (7,610,251)          (5,469,441)
                                              ------------       --------------

          Software development costs, net    $   6,490,640      $     5,080,629
                                              ============       ==============

     Amortization expense for the years ended September 30, 2002, 2001 and 2000, was $2,182,910, $1,370,000, and $950,000, respectively. Research and development expense for the years ended September 30, 2002, 2001, and 2000, was $361,921, $199,987 and $536,177, respectively.

8.   Line of Credit

     The Company has a line of credit agreement with a local bank for $10,000,000 for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4%, based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The lines of credit are secured by the Company's billed and unbilled accounts receivable and have certain financial covenants, including minimum net worth and liquidity ratios. The lines expire February 29, 2004. The Company had no balance outstanding at September 30, 2002, 2001 and 2000 under any of its lines. The Company has $270,000 and $310,000 letter of credit outstanding as of September 30, 2002 and 2001, respectively with a bank given to a lessor in connection with a leased facility.

9.   Accrued Expenses

     Accrued expenses at September 30, 2002 and 2001, consist of the following:

                                                    2002                2001
                                                    ----                ----

          Accrued payroll and withholdings      $  1,540,434       $  1,222,145
          Accrued vacation                         1,121,680            939,994
          Accrued profit sharing                     586,157            618,111
          Accrued warranty                                 0            135,000
          Other accrued expenses                       1,052             11,193
                                                 -----------        -----------

            Total accrued expenses              $  3,249,323       $  2,926,443
                                                 ===========        ===========

10.  Commitments and Contingencies

     Capital Leases

     The Company has a $2,000,000 equipment lease line of credit under which the Company can sell equipment and lease it back for a period of three years.

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2002, 2001 and 2000
                                  ____________

10.  Commitments and Contingencies (Continued)

     The Company incurred capital lease obligations when it entered into new leases for equipment. There were no capital lease additions for the years ended September 30, 2002, 2001 and 2000, respectively. Future payments under the capital lease obligations at September 30, 2002, are as follows:

          Years ending September 30,         2003                  $     38,877
                                             2004                        38,877
                                             2005                        38,877
                                             2006                        29,158
                                                                   ------------

          Total payments                                                145,789
          Less amount representing interest at 8.8% per annum           (23,628)
                                                                   ------------

          Present value of future lease payments                   $    122,161
                                                                   ============

     Operating Leases

     The Company leases its office space in Maryland, Colorado, California, New Hampshire and Toulouse, France. The current leases for offices in the United States expire in 2009, 2007, 2004, and 2008, respectively. The current leases for offices in France expire in 2009 and 2011. Approximate future minimum lease payments under the office leases are as follows:

          Years ending September 30,        2003                   $  1,570,000
                                            2004                      1,519,000
                                            2005                      1,332,000
                                            2006                      1,365,000
                                            2007                      1,327,000
                                            Thereafter                1,826,000
                                                                   ------------

          Total payments                                           $  8,939,000
                                                                   ============

     Lease payments do not include operating expenses or utilities, which are adjusted annually. Rent expense was $1,581,516, $1,252,880 and $1,117,665 for the years ended September 30, 2002, 2001 and 2000, respectively.

     Government Contracts

     A significant portion of the Company's revenues represent payments made by the U.S. Government and by contractors that have prime contracts with the U.S. Government. These revenues are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). Audits by the DCAA have been completed on the Company's contracts and subcontracts through the year ended September 30, 2000. Management is of the opinion that any disallowances of costs for subsequent fiscal years by the government auditors, other than amounts already provided, will not materially affect the Company's financial statements.

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2002, 2001 and 2000

                              ____________________

11.  Income Taxes

     For the years ended September 30, 2002, 2001 and 2000, the provision for income taxes consists of the following:

                                                             2002                2001                  2000
                                                             ----                ----                  ----
           Current tax expense
             Federal                                    $     626,545         $   195,678           $  952,280
             State                                             82,964              65,223              370,331
                                                        -------------         -----------           ----------
                                                              709,509             260,901            1,322,611
           Deferred tax expense (benefit)                     437,279           1,302,382             (140,113)
                                                        -------------         -----------           ----------
           Total expense attributed to
             Continuing operations                          1,146,788           1,563,283            1,182,498

           Total expense attributable to
             discontinued operations                                0                   0              253,762
                                                        -------------         -----------           ----------

             Total provision                            $   1,146,788         $ 1,563,283           $1,436,260
                                                        =============         ===========           ==========

     At September 30, 2002 and 2001, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                                                       Asset (Liability)
                                                                                    2002                 2001
                                                                                    ----                 ----
             Purchase accounting                                                $   (170,625)       $           -
             Depreciation and amortization                                        (2,460,723)          (1,882,384)
             Vacation accrual                                                        437,455              366,598
             Allowance for Doubtful accounts                                         126,309               27,830
             Warranty reserve                                                              -               52,650
             Unrealized loss on marketable securities                                324,069              164,317
             Other                                                                   183,952                    -
                                                                                ------------        -------------

             Net                                                                $ (1,559,563)       $  (1,270,989)
                                                                                ============        =============

     The temporary differences are presented in the balance sheet as follows:

                                                                                       Asset (Liability)
                                                                                   2002                 2001
                                                                                   ----                 ----
             Deferred income tax asset - current portion                        $   887,832          $   611,395
             Deferred income tax liability - long term portion                   (2,447,395)          (1,882,384)
                                                                                -----------          -----------

             Net                                                                $(1,559,563)         $(1,270,989)
                                                                                ===========          ===========

     The effective income tax rates differ from the statutory U.S. income tax rate due principally to the following:

                                                                     2002              2001             2000
                                                                     ----              ----             ----

             Federal statutory rate                                   34.0%             34.0%           34.0%
             State tax, net of federal income tax benefit              2.9               4.6             4.6
             Tax benefit of tax free investment income                (6.5)            (11.3)          (12.1)
             Other, primarily changes in estimates                       -                .7            (2.3)
                                                                    ------            ------          ------

              Effective rate                                          30.4%             28.0%           24.2%
                                                                    ======            ======          ======

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2002, 2001 and 2000

                                 _______________

12.  Subsequent Events

     On October 1, 2002, the Company completed its acquisition of RT Logic Inc. The purchase price for the acquisition of all the outstanding shares of RT Logic was approximately $27.725 million which consisted of $13.75 million in cash, 709,676 shares of Integral common stock valued at $19.375 per share and approximately $225,000 of transaction and direct acquisition costs. The Company agreed to make future contingent earn-out payments to the shareholders of RT Logic for the period beginning October 2, 2002 through September 30, 2006. The contingent payments are calculated every September 30 in the period from October 2, 2002 through September 30, 2006 based on a formula of pre-tax income as defined in the acquisition agreement. Any contingent earn-out payments will be payable in fifty percent cash and fifty percent stock.

     The acquisition was accounted for using the purchase method of accounting under the guidance in FASB Statement 141, Business Combinations. Accordingly, a portion of the purchase price has been allocated to assets acquired and liabilities assumed and other identified intangible assets based on estimated fair values on the acquisition date. Approximately $10,390,586, $650,000, $1,621,082, 885,722 and $15,951,054 was allocated to net assets assumed, technology, customer related intangibles, deferred tax liabilities and goodwill. The excess of the net assets assumed and the purchase price over the identified intangible assets acquired was allocated to goodwill. The primary reason for acquiring RT Logic was to expand the Company's existing products to RT Logic's government client base. The identified intangible assets will be amortized on a straight-line basis over an estimated useful life of 5 years for the technology and 18 months for the customer related intangibles. Goodwill is not being amortized but is being reviewed annually for impairment in accordance with FAS 142. The purchase price allocation is based on preliminary estimates and is subject to change as final valuations are made.

     In October 2002, the Company reacquired 327,295 shares of its' common stock for $6,148,300.

13.  Profit Sharing and Employee Benefits Plans

     The Company has a profit sharing and 401(k) plan for the benefit of substantially all employees. Profit sharing contributions consist of discretionary amounts determined each year by the Board of Directors of the Company based upon net profits for the year and total compensation paid. The 401(k) feature allows employees to make elective deferrals not to exceed 25% of compensation. The Company also has a money purchase plan, which obligates the Company to contribute 5% of eligible salaries under the plan. For the years ended September 30, 2002, 2001 and 2000, contributions to the plans totaled $1,832,550, $1,607,976 and $1,659,687, respectively.

14.  Stock Option Plans

     Effective May 1, 2002, the Company established the 2002 Stock Option Plan to create additional incentives for the Company's employees, consultants and directors to promote the financial success of the Company. The Board of Directors has sole authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock under this plan. At September 30, 2002, the maximum number of shares of common stock which may be issued pursuant to the 2002 Stock Option Plan is 750,000. The price of each option is set at the stock's bid price on the date of the Board of Directors meeting at which the option is granted. Options expire no later than ten years from the date of grant (five years for greater-than-10% owners) or when employment ceases, whichever comes first, and vest from one to five years.

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2002, 2001 and 2000

                               __________________

14.  Stock Option Plans (continued)

     Prior to adoption of the 2002 Stock Option Plan, effective May 25, 1988, as amended on January 1, 1994 and May 8, 1998, the Company established the 1988 Stock Option Plan to create additional incentives for the Company's employees, consultants and directors to promote the financial success of the Company. The Board of Directors had sole authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock under this plan. At September 30, 2002, the maximum number of shares of common stock which may be issued pursuant to the 1988 Stock Option Plan is 1,800,000. The price of each option was set at the stock's bid price on the date of the Board of Directors meeting at which the option was granted. Options expire no later than ten years from the date of grant (five years for greater-than-10% owners) or when employment ceases, whichever comes first, and vest from one to five years. Pursuant to the approval by stockholders at the April 17, 2002 Annual Meeting of the 2002 Stock Option Plan no further options will be granted after April 30, 2002 under the 1988 Stock Option Plan. The Company has reserved for issuance an aggregate of 762,180 shares of Common Stock under the 1988 Stock Option Plan and 750,000 under the 2002 Stock Option Plan.

     The following table summarizes the Company's activity for all of its stock option awards during the years ended September 30, 2002, 2001 and 2000:

                                                                                      Weighted Average
                                                                   Shares              Exercise Prices
        Options outstanding, September 30, 1999                    850,228                  $    9.36
             Granted                                               235,850                  $   17.36
             Exercised                                            (213,756)                 $    4.57
             Cancelled                                             (41,122)                 $   15.75
                                                               -----------

        Options outstanding, September 30, 2000                    831,200                  $   12.55
             Granted                                               226,300                  $   20.66
             Exercised                                             (63,760)                 $    4.51
             Cancelled                                             (44,640)                 $   14.07
                                                               -----------

        Options outstanding, September 30, 2001                    949,100                  $   14.95
             Granted                                               308,750                  $   20.96
             Exercised                                            (262,470)                 $    4.68
             Cancelled                                             (56,950)                 $   19.62
                                                               -----------

        Options outstanding September 30, 2002                     938,430                  $   19.49
                                                               ===========

     The following table summarizes additional information about stock options outstanding at September 30, 2002:

                                             Options Outstanding                    Options Exercisable
                                -----------------------------------------------------------------------------
                                                  Weighted-       Weighted-                       Weighted-
               Exercise            Number          Average         Average                         Average
               Price Per             of           Remaining       Exercise        Number          Exercise
                 Share             Shares           Life            Price      Exercisable          Price
             $ 2.00 - 19.99       477,730         2.86 Years       $17.59        257,310           $17.53
             $20.00 - 39.99       458,200         5.02 Years       $21.35         63,290           $22.04
             $40.00 - 45.00         2,500         2.28 Years       $43.48          2,500           $43.48
                                  -------         ----------       ------        -------           ------

                                  938,430         3.91 Years       $19.49        323,100           $18.61
                                  =======         ==========       ======        =======           ======

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2002, 2001 and 2000

                                _________________

14.  Stock Option Plan (continued)

     Had compensation cost for the plans been determined based on the estimated fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, the Company's net income and earnings per share for the years ended September 30, 2002, 2001 and 2000, would have been:

                                                       2002                 2001                2000
                                                       ----                 ----                ----
        Net income:
             As reported                             $ 2,623,415          $ 4,011,120         $ 4,177,383
             Pro forma                               $ 1,380,443          $ 2,461,546         $ 2,983,688

        Earnings per share:
             As reported  - basic                    $       .29          $       .42         $       .47
                          - dilutive                 $       .28          $       .41         $       .45
             Pro forma    - basic                    $       .15          $       .26         $       .34
                          - dilutive                 $       .15          $       .25         $       .32

     The fair value of the options granted is estimated on the date of the grant using the Black-Scholes options pricing model. The following table shows the assumptions used for the grants that occurred in each fiscal year.

                                                         2002                 2001                2000
                                                         ----                 ----                ----
               Expected volatility                        50%                 40%                  40%
               Risk free interest rate                   5.0%                5.0%                 6.0%
               Dividend yield                            None                 None                None
               Expected lives                          5 years              4 years              4 years

     The weighted average fair values of options granted during the years ended September 30, 2002, 2001 and 2000, were $10.33, $7.85 and $6.75, respectively.

15.  Stockholder's Equity Transactions

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

     In August 2000, the Company issued 650,000 shares of common stock to acquire SAT Corporation. The acquisition was accounted for as pooling of interests as discussed in Note 2

     In September 2001, the Company reacquired 420,015 shares of its stock for a total cost of $7,748,135. During fiscal year 2002, the Company reacquired 10,800 shares of its stock for a total cost of $195,422.

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2002, 2001 and 2000

                               __________________

16.  Supplemental Cash Flow Information

     For the years ended September 30, 2002, 2001 and 2000, income taxes paid, were $142,558, $562,277 and $2,131,803, respectively, and interest expense incurred and paid was $15,351, $50,671 and $96,587, respectively.

17.  Quarterly Financial Data (unaudited)

     Integral Systems first three quarters in fiscal 2002 ended on December 31, 2001, March 31, 2002 and June 30, 2002. The fourth quarter ended on September 30, 2002.

     The following tables contain selected unaudited Consolidated Statement of Operations data for each quarter of fiscal years 2002 and 2001 (in thousands, except per share amounts).

                                                                                         Fiscal 2002 Quarter Ended
                                                                         -------------------------------------------------------
                                                                         December 31     March 31       June 30     September 30
                                                                         -----------     --------       -------     ------------
                        Revenue                                            10,257         10,558         14,440        15,668
                        Gross margin                                        3,114          3,051          3,636         3,490
                        Income from Operations                                658            152            387           620
                        Net Income                                            616            434            960           614
                        Earnings per share - basic                           0.07           0.05           0.10          0.07
                        Earnings per share - diluted                         0.07           0.05           0.10          0.07
                        Weighted average common and equivalent
                           shares outstanding - basic                       9,073          9,121          9,225         9,280
                        Weighted average common and equivalent
                           shares outstanding - diluted                     9,316          9,317          9,382         9,310

                                                                                         Fiscal 2001 Quarter Ended
                                                                         -------------------------------------------------------
                                                                         December 31     March 31       June 30     September 30
                                                                         -----------     --------       -------     ------------
                        Revenue                                             8,469          9,545         10,392        12,126
                        Gross margin                                        2,871          2,749          2,676         3,530
                        Income from Operations                                635            502            964         1,356
                        Net Income                                          1,052            788          1,006         1,165
                        Earnings per share - basic                           0.11           0.08           0.11          0.12
                        Earnings per share - diluted                         0.11           0.08           0.10          0.12
                        Weighted average common and equivalent
                           shares outstanding - basic                       9,441          9,452          9,465         9,490
                        Weighted average common and equivalent
                           shares outstanding - diluted                     9,564          9,609          9,690         9,743

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Name                    Position with the Company

      Steven R. Chamberlain   Chairman of the Board,
                              Chief Executive Officer and Director
      Thomas L. Gough         President, Chief Operating Officer, and Director
      Elaine M. Parfitt       Executive Vice President, Chief Financial Officer,
                              Secretary and Treasurer

      Patrick R. Woods        Executive Vice President, Government Programs
      Peter J. Gaffney        Executive Vice President, Commercial Products
      Bonnie K. Wachtel       Outside Director
      Dominic A. Laiti        Outside Director
      R. Doss McComas         Outside Director

    Directors of the Company serve until the next annual meeting of stockholders or until successors have been duly elected and qualified. Officers of the Company serve at the discretion of the Board of Directors.

Steven R. Chamberlain, 46, a Company founder, has been Chief Executive Officer and Chairman of the Board since June 1992 and a Director since 1982. He served as President from May 1988 until June 1992 and as Vice President from 1982 until he became President. From 1978 to 1982, OAO Corporation employed Mr. Chamberlain where he progressed from Systems Analyst to Manager of the Offutt Air Force Base field support office. Mr. Chamberlain holds a B.S. degree in Physics from Memphis State University and has done graduate work in Physics and Mathematics at Memphis State and the University of Maryland.

Thomas L. Gough, 54, became a member of the Company's staff in January 1984. In March 1996, he was elected to the Board of Directors of the Company. He has served as President and Chief Operating Officer of the Company since June 1992. For three years before being named President, he served as Vice President and Chief Financial Officer. Prior to joining the Company, he was employed by Business and Technological Systems, Inc., where he managed the Software Systems Division. From 1972 to 1977, he was employed by Computer Sciences Corporation, where he progressed from Programmer Analyst to Section Manager. Mr. Gough earned a B.S. degree from the University of Maryland with a major in Information Systems Management in the School of Business and Public Administration.

Elaine M. Parfitt, 39, joined the Company in 1983. She served as Staff Accountant/Personnel Administrator until January 1995, when she was promoted to Controller/Director of Accounting. In March 1997, Ms. Parfitt was appointed Vice President and Chief Financial Officer. In February 2000, she was appointed Secretary and Treasurer followed by her promotion to Executive Vice President in April of 2002. She holds a B.S. degree in Accounting from the University of Maryland and is a Certified Public Accountant.

Patrick R. Woods, 47, joined the Company in 1995, and has been Executive Vice President, Government Programs since April 2002. Prior to becoming Executive Vice President, Mr. Woods served as Vice President of Government Programs from April 1998 until April 2002. From 1996 to April 1998, Mr. Woods served as Vice President, NOAA Programs. From 1994 to 1995, he worked for Space Systems/Loral (SS/L), and from 1985 to 1994, he worked for the Lockheed Martin Corporation (formerly Loral Aerospace). Mr. Woods served as the Director of Mission Operations for both SS/L and the AeroSys Division of Loral Aerospace. Mr. Woods holds a B.S. degree in Public Administration and a M.P.A. in Public Management from Indiana University.

Peter J. Gaffney, 43, joined the Company in 1986. In April 2002, Mr. Gaffney was promoted to Executive Vice President, Commercial Products. In February 2000, Mr. Gaffney was appointed Vice President, Commercial Products. From May 1999 until February 2000, Mr. Gaffney served as Vice President, Commercial Division. From 1986 to 1992, he worked on simulators for the Company's DMSP and Tiros programs. In 1992, he became a project manager for EPOCH 2000 ground systems programs, which included the Command and Range Generator project for GE Americom, the Loral Skynet Telstar 3, 4, and 5 ground systems, and the Echostar 1, 2, 3, and 4 ground systems. Prior to joining Integral Systems, Mr. Gaffney was a design engineer for the General Electric Co., where he worked on the DSCS, Milstar, Landsat, and Spot satellite programs. Mr. Gaffney graduated from the University of Maryland in 1981 with a B.S. degree in Electrical Engineering.

Bonnie K. Wachtel, 47 has served as an outside director since May 1988. Since 1984, she has been Vice President, General Counsel, and a Director of Wachtel & Co., Inc., an investment-banking firm in Washington, DC. Ms. Wachtel serves as a Director of several corporations, including VSE Corporation and Information Analysis, Inc. She holds a B.A. and M.B.A. from the University of Chicago and a J.D. from the University of Virginia, and is a Certified Financial Analyst

Dominic A. Laiti, 71, has served as an outside director of the Company since July 1995. Mr. Laiti presently provides independent consulting services to several companies. He was founder, President and Director of Globalink, Inc. (an AMX company) from January 1990 to December 1994. He has over 26 years of experience in starting, building, and managing high-technology private and public companies with annual revenues from $2 million to over $120 million. Mr. Laiti was President of Hadron, Inc. from 1979 to 1989; Vice President of Xonics, Inc. from 1972 to 1979; and Vice President of KMS Industries from 1968 to 1972. He is a Director of Energy Recovery, Inc. and Pantheon Software Inc.

R. Doss McComas, 48, joined the Board as an outside director in July 1995. He is President of e-Community Calendar Inc. a supplier of sponsor/advertising supported community information. Previously, he was Chairman of Plexsys International, President of Fortel Technologies, Inc., and held positions with COMSAT RSI and Radation Systems, Inc., including Group Vice President, Vice President of Acquisitions, Strategic Planning and International Marketing, and General Counsel. He holds a B.A. degree from Virginia Polytechnic Institute; an M.B.A. from Mt. Saint Mary's; and a J.D. from Gonzaga University.


             Section 16(A) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission and Nasdaq. Based on a review of the copies of such reports, the Company believes that during the fiscal year ending September 30, 2002 its executive officers, directors and greater than ten percent stockholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act, with the following exceptions: Peter J. Gaffney, an executive officer of the Company, inadvertently filed late a Form 4 for January 2002, reporting one transaction, inadvertently filed late a Form 4 for March 2002, reporting three transactions, and inadvertently filed late a Form 4 for May 2002, reporting 4 transactions; Elaine M. Parfitt an executive officer of the Company, inadvertently filed late a Form 4 for January 2002, reporting one transaction.

Item 11.      Executive Compensation

a.   Summary Compensation Table

     The following table sets forth compensation received by the Company's CEO and four highest paid executive officers who were serving as executive officers of the Company at the end of fiscal year 2002 and who earned over $100,000 during the fiscal year ended September 30, 2002:

                                                   Annual Compensation                       Long-Term Compensation
                                                   -------------------                       ----------------------
                                                                                           Awards             Payouts
                                                                                           ------             -------
Name and Principal                                                                         Shares            All Other
    Position                                        Year      Salary       Bonus     Underlying Options   Compensation (1)
    --------                                        ----      ------       ------    ------------------   ----------------
Chief Executive Officer
Steven. R. Chamberlain                              2002     $255,544      $40,000          12,000           $26,495
                                                    2001     $235,251      $25,000          12,000           $21,125
                                                    2000     $214,303      $25,000          12,000           $19,061

Chief Operating Officer/Pres.
  Thomas L. Gough                                   2002     $207,939      $25,000           8,000           $21,261
                                                    2001     $195,494      $20,000           7,000           $20,137
                                                    2000     $180,648      $20,000          14,000           $18,781

Exec. Vice Pres., Government Programs
  Patrick R. Woods                                  2002     $178,957      $25,000          20,000           $17,908
                                                    2001     $167,338      $12,500           7,000           $17,169
                                                    2000     $152,510      $10,000           2,000           $16,800

Exec. Vice Pres., Commercial Products
  Peter J. Gaffney                                  2002     $171,425      $25,000           8,000           $17,173
                                                    2001     $155,012      $15,000           7,000           $15,456
                                                    2000     $132,423      $15,000           7,000           $12,918

Exec. Vice Pres., Chief Financial Officer
  Elaine M. Parfitt                                 2002     $171,425      $25,000           8,000           $17,336
                                                    2001     $155,012      $15,000           7,000           $15,511
                                                    2000     $132,169      $15,000           6,000           $13,300

     (1) All Other Compensation represents employer pension contributions. It does not include the value of insurance premiums paid by or on behalf of the Company with respect to term life insurance for the benefit of each identified individual in the amounts of $744, $745 and $745 for fiscal years 2002, 2001 and 2000 respectively.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

--------------------------------------------------------------------------------------------------------------------
                                                 Individual Grants
--------------------------------------------------------------------------------------------------------------------
                                                   Percent of Total
                                     Number of       Options/SARs
                                     Options/         Granted to                                       Grant Date
                                       SARs          Employees in      Exercise/Base    Expiration      Present
               Name                   Granted        Fiscal Year         Price($)          Date         Value/(1)/
--------------------------------------------------------------------------------------------------------------------
CEO
Steven R. Chamberlain                 12,000             3.9%             $20.89           2008         $123,600

CHIEF OPERATING OFFICER/PRESIDENT
Thomas L. Gough                        8,000             2.6%             $20.89           2008         $ 82,400

EVP GOVERNMENT PROGRAMS               15,000             4.9%             $21.87           2008         $161,700
Patrick R. Woods                       5,000             1.6%             $20.89           2008         $ 51,500

EVP COMMERCIAL PRODUCTS
Peter J. Gaffney                       8,000             2.6%             $20.89           2008         $ 82,400

EVP/CHIEF FINANCIAL OFFICER
Elaine M. Parfitt                      8,000             2.6%             $20.89           2008         $ 82,400

     (1) Grant date present value is calculated on the date of the grant using the Black-Scholes options pricing model assuming the following: no dividend yield, risk-free interest rate of 5%, expected volatility of 50%, and an expected term of the option of five years. This value is then multiplied by the number of options granted.

     (2) All of the options granted to individuals in the above table in the last fiscal year vest 20% per year for five years and expire 6 years from the grant date of the option.

b.   Compensation Pursuant to Plans

     The Company's Board of Directors awards annual bonuses to officers and employees on a discretionary basis. Currently, no formal plan exists for determining bonus amounts.

     Effective October 1, 1987, the Company established a 401(K) pension and profit sharing plan (the "Plan") under Section 401 of the Internal Revenue Code (the "Code"). Under the Plan the Company contributes annually an amount equal to 5% of the salary of an eligible Company employee, and may make additional contributions of up to 7.0% of the salary of an eligible Company employee. The employee may contribute up to an additional 25% as salary deferral. In fiscal years 2002, 2001, and 2000 the Company contributed a total of 11% of eligible Company employees' salaries to the plans.

c.   Stock Option Plan

     Effective May 1, 2002, the Company established the 2002 Stock Option Plan (the "2002 Stock Option Plan") to create additional incentives for the Company's employees, consultants and directors to promote the financial success of the Company. Stockholders approved the 2002 Stock Option Plan at the Annual Meeting which was held April 17, 2002. The maximum number of shares of Common Stock, which may be issued pursuant to the 2002 Stock Option Plan, is 750,000 shares. The Stock Option Committee has the authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock of the Company under this plan. Options to purchase a total of 176,250 shares of Common Stock were issued under the 2002 Stock Option Plan in fiscal year 2002. No shares of Common Stock were exercised during fiscal year 2002 under this plan. The Company has reserved for issuance an aggregate of 750,000 shares of Common Stock under the 2002 Stock Option Plan, of which options to purchase 176,250 shares are outstanding. Pursuant to the 2002 Stock Option Plan, options may be incentive stock options within the meaning of
Section 422 of the Code or nonstatutory stock options, although incentive stock options may be granted only to employees.

     Effective May 25, 1988, the Company established a stock option plan, as amended and restated in 1994 and 1998 (the "1988 Stock Option Plan"), to create additional incentives for the Company's employees, consultants and directors to promote the financial success of the Company. The Stock Option Committee had the authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock of the Company under this plan. The maximum number of shares of Common Stock which may be issued pursuant to the 1988 Stock Option Plan was increased from 300,000 to 1,200,000 during fiscal year 1994. At the Annual Meeting of stockholders of the Company held on July 22, 1998, the stockholders approved an amendment and restatement of the 1988 Stock Option Plan, which, among other changes, increased the number of shares subject to options under the 1988 Stock Option Plan from 1,200,000 to 1,800,000 shares. Options to purchase a total of 132,500 shares of Common Stock were issued under the 1988 Stock Option Plan and options to purchase 262,470 shares of Common Stock granted under the 1988 Stock Option Plan were exercised during fiscal year 2002. The Company has reserved for issuance an aggregate of 762,180 shares of Common Stock under the 1988 Stock Option Plan, all of which are outstanding at September 30, 2002. Pursuant to the approval by stockholders at the April 17, 2002 Annual Meeting of the 2002 Stock Option Plan, no further options will be granted under the 1988 Stock Option Plan.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Four of the executives named below exercised stock options during the fiscal year ended September 30, 2002.

Steven R. Chamberlain exercised 90,000 Incentive Stock Options. Thomas L. Gough exercised 20,000 Incentive Stock Options. Peter J Gaffney exercised 24,000 Incentive Stock Options. Elaine M. Parfitt exercised 6,000 Incentive Stock Options.

---------------------------------------------------------------------------------------------------------------------
                                                                           Number of
                                                                     Securities Underlying    Value of Unexercised
                                                                     Unexercised Options/     In-the-Money Options/
                                                                      SARS at FY end (#)       SARS at FY end ($)/1/

                                 Shares Acquired                         Exercisable/             Exercisable/
             Name                on Exercise (#)    Value Realized       Unexercisable           Unexercisable
---------------------------------------------------------------------------------------------------------------------
Chief Executive Officer              90,000           $1,554,700            19,200                   $8,148
Steven R. Chamberlain                                                    (exercisable)           (exercisable)
                                                                            36,800                   $9,872
                                                                        (unexercisable)         (unexercisable)
---------------------------------------------------------------------------------------------------------------------
Chief Operating Officer/Pres.        20,000           $  294,370             7,000                   $6,216
Thomas L. Gough                                                          (exercisable)           (exercisable)
                                                                            22,000                   $9,324
                                                                        (unexercisable)         (unexercisable)
---------------------------------------------------------------------------------------------------------------------
Executive Vice President,              ___               ___                 8,000                   $2,251
Government Programs                                                      (exercisable)           (exercisable)
Patrick R. Woods                                                            31,600                   $2,460
                                                                        (unexercisable)         (unexercisable)
---------------------------------------------------------------------------------------------------------------------
Executive Vice President,            24,000              382,172             18,000                   $6,351
Commercial Products                                                      (exercisable)           (exercisable)
Peter J. Gaffney                                                            27,000                   $6,824
                                                                        (unexercisable)         (unexercisable)
---------------------------------------------------------------------------------------------------------------------
Executive Vice President,             6,000           $   93,240             9,800                   $4,074
Chief Financial Officer                                                  (exercisable)           (exercisable)
Elaine M. Parfitt                                                           21,200                   $4,936
                                                                        (unexercisable)         (unexercisable)
---------------------------------------------------------------------------------------------------------------------

     (1) Value for "In the Money" options represents the difference between the exercise prices of outstanding options and the fair market value of the Company's common stock of $19.11 per share at September 30, 2002.

d.   Compensation of Directors

     Directors who are employees of the Company do not receive any compensation for their service as directors. The Company pays each director who is not an employee of the Company an aggregate of $10,000 per year for their services, which amount is paid in equal quarterly installments. Outside directors are also annually granted options to purchase 5,000 shares of the Company's common stock pursuant to the Stock Option Plan. The following table sets forth compensation received by the Company's outside directors during fiscal year 2002:

-------------------------------------------------------------------------------------------------
                          Name                  Annual Compensation    Option Shares Granted
-------------------------------------------------------------------------------------------------
Dominic A. Laiti                                      $10,000                  5,000
-------------------------------------------------------------------------------------------------
R. Doss McComas                                       $10,000                  5,000
-------------------------------------------------------------------------------------------------
John R. Murphy (former outside director)              $ 2,500                      0
-------------------------------------------------------------------------------------------------
Bonnie K. Wachtel                                     $10,000                  5,000
-------------------------------------------------------------------------------------------------

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

f.   Compensation Committee Interlocks and Insider Participation.

     The Compensation Committee is made up of Dominic A. Laiti, R. Doss McComas and Bonnie K. Wacthel, each of whom is an outside non-employee director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

a.   Security Ownership of Certain Beneficial Owners (as of 9/30/02)

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, par value $.01, as of September 30, 2002, by each person (other than directors and executive officers of the Company) known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock of the Company.

Name and Address of Beneficial Owner             Amount and Nature of Beneficial    Percent of
------------------------------------             -------------------------------    ----------
                                                            Ownership                  Class
                                                            ---------                  -----
Ashford Capital Management, Inc                              622,597                    6.7%
3801 Kennett Pike, Suite B-107
Wilmington, DE 19807-2317

b.   Security Ownership of Management (as of 9/30/02)

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, par value $.01, as of September 30, 2002, by (i) each director and executive officer of the Company and (ii) all directors and executive officers as a group. Except as indicated in the table, the address of the below-named directors and executive officers is that of the Company's principal executive offices.

Name and Address of Beneficial Owner                   Amount and Nature of Beneficial    Percent of
------------------------------------                   --------------------------------   ----------
                                                                    Owner                    Class
                                                                    -----                    -----
Executive Officers, Directors
Steven R. Chamberlain                                              404,605 (1)                4.3%
Thomas L. Gough                                                    186,600 (2)                2.0%
Elaine M. Parfitt                                                   24,200 (3)                  *
Patrick Woods                                                        9,000 (4)                  *
Peter J. Gaffney                                                    40,000 (5)                  *
Bonnie K. Wachtel                                                   57,500 (6)                  *
   1101 Fourteenth Street, N.W.
   Suite 800
   Washington, D.C. 20036
R. Doss McComas                                                     10,000 (7)                  *
   409 Biggs Drive
   Front Royal, VA 22630
Dominic A. Laiti                                                    10,000 (8)                  *
   12525 Knoll Brook Drive
   Clifton, VA 22024
All Directors and Executive Officers as a group
   (8 persons).                                                    741,905                    7.9%

 * Less than one percent of the Common Stock outstanding.
(1) Includes outstanding options to purchase 19,200 shares of Common Stock which are exercisable within 60 days.
(2) Includes outstanding options to purchase 7,000 shares of Common Stock which are exercisable within 60 days.
(3) Includes outstanding options to purchase 9,800 shares of Common Stock which are exercisable within 60 days.
(4) Includes outstanding options to purchase 8,000 shares of Common Stock which are exercisable within 60 days.
(5) Includes outstanding options to purchase 18,000 shares of Common Stock which are exercisable within 60 days.
(6) Includes outstanding options to purchase 10,000 shares of Common Stock which are exercisable within 60 days.
(7) Includes outstanding options to purchase 10,000 shares of Common Stock which are exercisable within 60 days.
(8) Includes outstanding options to purchase 10,000 shares of Common Stock which are exercisable within 60 days.

c.   Equity Compensation Plan Information

     The following table sets forth certain equity compensation plan information as of September 30, 2002:

     -------------------------------------------------------------------------------------------------------------
                                                                                          Number of securities
                                                                                         remaining available for
                                          Number of securities                            future issuance under
                                            to be issued upon       Weighted-average       equity compensation
                                               exercise of         exercise price of        plans (excluding
                                          outstanding options,    outstanding options,   securities reflected in
                Plan category              warrants and rights    warrants and rights         column (a)(1)
     -------------------------------------------------------------------------------------------------------------
                                                   (a)                    (b)                      (c)
     -------------------------------------------------------------------------------------------------------------
     Equity compensation plans approved          938,430                 $19.49                  573,750
     by security holders
     -------------------------------------------------------------------------------------------------------------
     Equity compensation plans not                     0                      0                        0
     approved by security holders
     -------------------------------------------------------------------------------------------------------------
     Total                                       938,430                 $19.49                  573,750
     -------------------------------------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       On October 1, 2002, the Company acquired all of the issued and outstanding stock of RT Logic pursuant to the Reorganization Agreement for an initial purchase price payable to the shareholders of RT Logic of $13.25 million in cash and 683,870 shares of Integral Systems common stock, par value $0.01 per share. Pursuant to the terms of the Reorganization Agreement with RT Logic, in November 2002, the former shareholders of RT Logic subsequently received additional aggregate consideration equal to $500,000 in cash and 25,806 shares of Integral Common Stock. The Reorganization Agreement further provides that the former RT Logic shareholders will be entitled to receive contingent purchase price, which will be payable in accordance with the Reorganization Agreement in the event that RT Logic's business meets certain earnings performance targets during a period of up to four (4) years following the merger. Fifty percent (50%) of any contingent purchase price will be payable in cash and fifty percent (50%) thereof will be payable in shares of Integral Systems common stock. Any Integral Systems common stock issued in connection with the contingent purchase price will be valued based on a 30-trading-day average leading up to the end of each applicable earn out period. The contingent purchase price is subject to claims by Integral Systems under the indemnification provisions of the Reorganization Agreement.

Patrick R. Woods, Executive Vice President, Government Programs, of the Company, served as an independent director of RT Logic from June 26, 2000 until the consummation of the acquisition of RT Logic by the Company and held approximately 0.3% of the outstanding shares of RT Logic common stock at the effective time of such acquisition.

ITEM 14. CONTROLS AND PROCEDURES

a.   Evaluation of disclosure controls and procedures.

     As required by Rule 13a-15 under the Exchange Act, within 90 days prior to the filing date of this annual report (the "Evaluation Date"), the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer. Based upon that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.   Changes in internal controls.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


       (a)1. Financial Statements.

             DESCRIPTION OF FINANCIAL STATEMENTS                                                         PAGES
             Independent Auditors' Reports                                                             F-2 - F-3

             Consolidated Balance Sheets as of September 30, 2002 and 2001                                F-4

             Consolidated Statements of Operations for the Years Ended
                 September 30, 2002, 2001 and 2000                                                        F-5

             Consolidated Statements of Stockholders' Equity for the Years Ended
                 September 30, 2002, 2001 and 2000                                                        F-6

             Consolidated Statements of Cash Flows for the Years Ended
                 September 30, 2002, 2001 and 2000                                                        F-7

             Notes to Consolidated Financial Statements                                                F-8 - F22

       (a)2. Financial Statement Schedules.

             Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

       (a)3. Index to Exhibits

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

       10.5 Line Credit Extension to that certain Line of Credit Loan and Security Agreement dated December 9, 1999 between Bank of America N.A. and Integral Systems, Inc. (Incorporated by reference to the Company's March 31, 2001 10-Q filed by the Company with the Commission on May 15, 2001).

       10.6 Subcontract (J8-759124-C3JP) between Hughes Space and Communications Company and Integral Systems, Inc. dated March 3, 1999 (Incorporated by reference to the Company's June 30, 1999 10-QSB filed by the Company on August 11, 1999). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the commission).

       10.7 2002 Stock Plan (Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-87694) filed by the Company with the Commission on May 7, 2002).

       10.8 Award/Contract No. F04701-01-C-0012 from MCK Space & Missile Systems Center, effective as of February 7, 2001 (Incorporated by reference to the Company's March 31, 2001 10-Q filed by the Company with the Commission on May 15, 2001).

       11.1  Computation of Per Share Earnings

       21.1  List of Subsidiaries of the Registrant

       23.1  Consent of Ernst & Young LLP

       23.2  Consent of Rubino & McGeehin, Chartered

       99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       99.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


       (a) Reports on Form 8-K

       The Company filed a report on Form 8-K (dated January 4, 2002) with the Commission on January 10, 2002 reporting changes in its certifying accountants.

       The Company filed a report on Form 8-K (dated September 3, 2002) with the Commission on September 3, 2002 reporting its signing of a letter of intent proposing to acquire Real Time Logic, Inc. See "Item 13. Certain Relationships and Related Transactions."

       The Company filed a report on Form 8-K (dated October 1, 2002) with the Commission on October 16, 2002 reporting its acquisition of Real Time Logic, Inc. See "Item 13. Certain Relationships and Related Transactions."

       The Company is filing an amendment to its report on Form 8-K (dated October 1, 2002) with the Commission on or about the date hereof including financial statements required in connection with its acquisition of Real Time Logic, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                            Titles                                      Date
               /s/                                Chairman of the Board, Director,             12/12/02
-----------------------------------------                                                 ----------------
Steven R. Chamberlain                             Chief Executive Officer



               /s/                                President, Chief Operating Officer,          12/12/02
-----------------------------------------                                                 ----------------
Thomas L. Gough                                   Director



               /s/                                Chief Financial Officer, Principal,          12/12/02
-----------------------------------------                                                 ----------------
Elaine M. Parfitt                                 Accounting Officer



               /s/                                Director                                     12/12/02
-----------------------------------------                                                 ----------------
Dominic A. Laiti

               /s/                                Director                                     12/12/02
-----------------------------------------                                                 ----------------
R. Doss McComas

               /s/                                Director                                     12/12/02
-----------------------------------------                                                 ----------------
Bonnie K. Wachtel

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTEGRAL SYSTEMS, INC.




DATE:  12/12/02                            BY:              /s/
      ----------                              ----------------------------------
                                           Steven R. Chamberlain
                                           Chairman of the Board and
                                           Chief Executive Officer

DATE:  12/12/02                            BY:              /s/
      ----------                              ----------------------------------
                                           Thomas L. Gough
                                           President, Chief Operating Officer
                                           Director

DATE:  12/12/02                            BY:              /s/
      ----------                              ----------------------------------
                                           Elaine M. Parfitt
                                           Chief Financial Officer, Principal
                                           Accounting Officer

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

     I, Steven R. Chamberlain, Chairman and Chief Executive Officer of Integral Systems, Inc. (the "Registrant"), certify that:

     1.   I have reviewed this annual report on Form 10-K of the Registrant;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           Integral Systems, Inc.

Date: December 12, 2002                                   /s/
                                           -------------------------------------
                                           Steven R. Chamberlain
                                           Chairman and Chief Executive Officer

                      CHIEF FINANCIAL OFFICER CERTIFICATION

     I, Elaine M. Parfitt, Chief Financial Officer of Integral Systems, Inc. (the "Registrant"), certify that:

     1.   I have reviewed this annual report on Form 10-K of the Registrant;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           Integral Systems, Inc.

Date: December 12, 2002                                    /s/
                                           -------------------------------------
                                           Elaine M. Parfitt
                                           Chief Financial Officer