Form 10-Q
period 2002-12-31
INTEGRAL SYSTEMS INC /MD/
filed 2003-02-13
CIK 718130

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(mark one)
  X     Quarterly report pursuant to Section 13 or 15 (d) of the Securities
-----
        Exchange Act of 1934

        For the quarterly period ended December 31, 2002 or
                                       -----------------

_____ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the transition period from ____________ to _____________

Commission file number        0-18603
                              -------


                             INTEGRAL SYSTEMS, INC.
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Maryland                                   52-1267968
   ---------------------------------------------------------------------------
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                  Identification No.)


          5000 Philadelphia Way, Lanham, MD                 20706
  ----------------------------------------------------------------------------
         (Address of principal executive office           (Zip Code)


Registrant's telephone number, including area code     (301) 731-4233
                                                   ---------------------------


  ----------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes    X                     No _______
                    -----

Indicate by checkmark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

               Yes    X                     No _______
                    -----

Registrant had 9,709,538 shares of common stock outstanding as of February 4, 2003.

                             INTEGRAL SYSTEMS, INC.
                                TABLE OF CONTENTS



                                                                                                       Page No.
                                                                                                       -------
PART I.   FINANCIAL INFORMATION:

     Item 1. Financial Statements

             Balance Sheets - December 31, 2002 (unaudited) and September 30,
             2002 .................................................................................        1

             Unaudited Statements of Operations - Three Months Ended
             December 31, 2002 and December 31, 2001 ..............................................        3

             Unaudited Statement of Stockholders' Equity - Three Months
             Ended December 31, 2002 ..............................................................        4

             Unaudited Statements of Cash Flow - Three Months Ended
             December 31, 2002 and December 31, 2001 ..............................................        5

             Notes to Financial Statements ........................................................        6

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations ............................................................       11

     Item 3. Quantitative and Qualitative Disclosures About Market Risk ...........................       20

     Item 4. Controls and Procedures ..............................................................       20


PART II. OTHER INFORMATION:

     Item 2. Changes in Securities and Use of Proceeds ............................................       20

     Item 6. Exhibits and Reports on Form 8-K .....................................................       21

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 2002 and September 30, 2002

ASSETS

                                                              December 31,      September 30,
                                                                 2002               2002
                                                             (unaudited)
                                                           ----------------     -------------
CURRENT ASSETS
    Cash                                                     $ 17,660,009       $ 16,064,363
    Marketable Securities                                      31,487,833         46,885,581
    Accounts Receivable                                        24,143,936         17,001,393
    Notes Receivable                                              119,704            118,226
    Prepaid Expenses                                              891,618            916,756
    Inventory                                                     630,833                  0
    Deferred Income Tax - Current Portion                       1,221,175            887,832
    Income Taxes Receivable                                     3,854,747          1,110,703
                                                           --------------       ------------
TOTAL CURRENT ASSETS                                           80,009,855         82,984,854

FIXED ASSETS
    Electronic Equipment                                        4,076,101          4,293,779
    Furniture & Fixtures                                          738,623            665,840
    Leasehold Improvements                                        962,520            355,642
    Software Purchases                                            598,783            646,009
    Equip. Under Capital Lease                                          0            579,496
                                                           --------------       ------------
SUBTOTAL - FIXED ASSETS                                         6,376,027          6,540,766
    Less:  Accum. Depreciation                                  2,155,514          3,072,859
                                                           --------------       ------------
TOTAL FIXED ASSETS                                              4,220,513          3,467,907

OTHER ASSETS
    Notes Receivable - Non-Current                                258,014            288,500
    Intangible Assets, net                                      2,386,317            437,500
    Goodwill                                                   18,227,216          2,610,180
    Software Development Costs                                  6,325,086          6,490,640
    Deposits and Deferred Charges                                 112,306            337,274
                                                           --------------       ------------
TOTAL OTHER ASSETS                                             27,308,939         10,164,094

TOTAL ASSETS                                                 $111,539,307       $ 96,616,855
                                                           ==============       ============

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 2002 and September 30, 2002



LIABILITIES & STOCKHOLDERS' EQUITY

                                                                December 31,          September 30,
                                                                  2002                   2002
                                                               (unaudited)
                                                             ----------------      ----------------
CURRENT LIABILITIES
      Accounts Payable                                           $  6,800,109           $ 5,916,194
      Accrued Expenses                                              4,208,611             3,249,323
      Capital Leases Payable                                           30,287                29,653
      Billings in Excess of Cost                                    5,758,358             2,625,602
                                                             ----------------      ----------------
TOTAL CURRENT LIABILITIES                                          16,797,365            11,820,772
                                                             ----------------      ----------------

LONG TERM LIABILITIES
      Capital Leases Payable                                           84,695                92,508
      Deferred Income Taxes                                         3,589,318             2,447,395
                                                             ----------------      ----------------
TOTAL LONG TERM LIABILITIES                                         3,674,013             2,539,903

STOCKHOLDERS' EQUITY
      Common Stock, $.01 par value,
      40,000,000 shares authorized, and
      9,707,864 and 9,322,783 shares issued and
      outstanding at December 31, 2002
      and September 30, 2002, respectively                             97,079                93,228
      Additional Paid-in Capital                                   76,701,710            65,070,787
      Retained Earnings                                            14,375,294            17,599,042
      Accumulated other comprehensive income                         (106,154)             (506,877)
                                                             ----------------      ----------------

TOTAL STOCKHOLDERS' EQUITY                                         91,067,929            82,256,180
                                                             ----------------      ----------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $111,539,307           $96,616,855
                                                             ================      ================

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    Three Months Ended
                                                         December 31,
                                                    2002              2001
                                                ------------       ------------

Revenue                                         $ 19,569,781       $ 10,257,457

Cost of Revenue
          Direct Labor                             4,186,482          2,580,362
          Overhead Costs                           3,171,208          1,955,220
          Travel and Other Direct Costs              591,343            384,835
          Direct Equipment & Subcontracts          6,004,369          2,223,267
                                                ------------       ------------
          Total Cost of Revenue                   13,953,402          7,143,684
                                                ------------       ------------

Gross Margin                                       5,616,379          3,113,773

Selling, General & Administrative                  2,734,456          1,707,140
Research & Development                               529,617            200,901
Product Amortization                                 747,231            547,250
Amortization of Intangible Assets                    322,265                  0
                                                ------------       ------------

Income From Operations                             1,282,810            658,482

Other Income (Expense)                                (6,896)           210,110
                                                ------------       ------------

Income Before Income Taxes                         1,275,914            868,592

Provision for Income Taxes                           426,106            252,487
                                                ------------       ------------

Net Income                                      $    849,808       $    616,105
                                                ============       ============

Weighted Avg. Number of Common Shares:
          Basic                                    9,699,729          9,073,196
          Diluted                                  9,743,439          9,315,690

Earnings per Share (Basic)                      $       0.09       $       0.07
Earnings per Share (Diluted)                    $       0.09       $       0.07

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
                                   (Unaudited)

                                                          Common                                      Accumulated
                                           Number         Stock        Additional                        Other
                                             of           At Par         Paid-in        Retained     Comprehensive
                                           Shares         Value          Capital        Earnings         Income            Total
Balance September 30, 2002                9,322,783    $     93,228    $ 65,070,787    $ 17,599,042    ($506,877)       $82,256,180

Comprehensive income
  Net income                                      -               -               -         849,808            -            849,808
  Unrealized gain on marketable
  securities (net of taxes of $256,201)           -               -               -               -      400,723            400,723
                                                                                                                       ------------
 Total Comprehensive Income                                                                                               1,250,531

Repurchased Shares                         (328,795)         (3,288)     (2,168,743)     (4,073,556)                     (6,245,587)

Shares issued to acquire RT Logic           709,676           7,097      13,742,903               -            -         13,750,000

Stock Options Exercised                       4,200              42          56,763               -            -             56,805
                                          ---------    ------------    ------------    ------------    ---------       ------------

Balance December 31, 2002                 9,707,864    $     97,079    $ 76,701,710    $ 14,375,294    ($106,154)      $ 91,067,929
                                          =========    ============    ============    ============    =========       ============

                             INTEGRAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended December 31, 2002 and 2001
                                   (Unaudited)

                                                                             For the Three Months Ended
                                                                                    December 31,
                                                                             2002                  2001
                                                                        --------------         -------------
Cash flows from operating activities:

Net income                                                              $      849,808         $     616,105
                                                                        --------------         -------------

Adjustments to reconcile net income to
   net cash provided by operating activities:
              Depreciation and amortization                                  1,444,998               838,483
              Gain on sale of marketable securities                             (8,327)                    0
              Loss on disposal of fixed assets                                  20,968                     0
              Changes in operational assets and liabilities
              net of effects from acquisition:
                   Accounts receivable and other receivables                (1,631,284)            3,479,608
                   Prepaid expenses and deposits                               315,276              (502,571)
                   Inventory                                                   (61,078)                    0
                   Income taxes receivable, net                                425,306               954,630
                   Accounts payable                                           (188,646)           (1,494,873)
                   Accrued expenses                                           (466,843)             (430,607)
                   Billings in excess of cost                                1,186,660              (170,156)
                                                                        --------------         -------------
Total adjustments                                                            1,037,030             2,674,514
                                                                        --------------         -------------

Net cash provided by operating activities                                    1,886,838             3,290,619
                                                                        --------------         -------------

Cash flows from investing activities:
              Sale of marketable securities, net                            16,063,000             9,000,000
              Purchase of marketable securities                                      0               (19,900)
              Notes receivable, net                                          5,153,588              (334,398)
              Acquisition of fixed assets                                     (534,559)             (565,467)
              Software development costs                                      (581,677)           (1,144,419)
              Acquisition of RT Logic, net of cash received                (13,393,393)                    0
                                                                        --------------         -------------

Net cash provided by (used in) investing activities                          6,706,959             6,935,816
                                                                        --------------         -------------

Cash flows from financing activities:
              Proceeds from issuance of common stock                            56,805                81,260
              Payments on stock repurchase                                  (6,245,587)             (109,650)
              Note Payable                                                    (802,190)                    0
              Payments on capital lease obligations                             (7,179)              (73,140)
                                                                        --------------         -------------

Net cash provided by (used in) financing activities                         (6,998,151)             (101,530)
                                                                        --------------         -------------

Net increase (decrease) in cash                                              1,595,646            10,124,905

Cash - beginning of year                                                    16,064,363             2,379,503
                                                                        --------------         -------------

Cash - end of period                                                    $   17,660,009         $  12,504,408
                                                                        ==============         =============

                             INTEGRAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         The interim financial statements include the accounts of Integral Systems, Inc. (ISI or the Company) and its wholly owned subsidiaries, SAT Corporation (SAT), Newpoint Technologies, Inc. (Newpoint), Real Time Logic, Inc. (RT Logic), and Integral Systems Europe (ISI Europe). All significant intercompany accounts and transactions have been eliminated in consolidation.

         In the opinion of management, the financial statements reflect all adjustments consisting only of normal recurring accruals necessary for a fair presentation of results for such periods. The financial statements, which are condensed and do not include all disclosures included in the annual financial statements, should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 2002. The results of operations for any interim period are not necessarily indicative of results for the full year.

         Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

2.       Accounts Receivable

         Accounts receivable at December 31, 2002 and September 30, 2002 consist of the following:

                                   Dec. 31, 2002           Sept. 30, 2002
                                   -------------           --------------
                  Billed           $  11,451,415           $    4,082,202
                  Unbilled            12,572,331               12,836,578
                  Other                  120,190                   82,613
                                   -------------           --------------
                  Total            $  24,143,936           $   17,001,393
                                   =============           ==============

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

         During the three months ended June 30, 2002, the Company fully reserved $315,000 against a receivable due to SAT from SSP/Litronic, Inc. (SSP Solutions), a publicly traded company located in Irvine, California. At the time, the Company determined that doubt existed regarding the collection of this receivable. The Company has since collected $20,000 against this receivable during the three months ended September 30, 2002 and $60,000 during the three months ended December 31, 2002.

                             INTEGRAL SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

3.       Line of Credit

         The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company's billed and unbilled accounts receivable and has certain financial covenants, including minimum net worth and liquidity ratios. The line expires February 29, 2004. The Company had no balance outstanding at December 31, 2002 under the line of credit.

         The Company also has access to a $2.0 million equipment lease line of credit that had a balance of approximately $115,000 at December 31, 2002.

4.       Inventory

         Inventory consists of service parts and materials and is stated at the lower of cost or market using the first-in, first-out (FIFO) method of accounting.

5.       Acquisition of RT Logic

         On October 1, 2002, the Company acquired all of the issued and outstanding stock of RT Logic pursuant to an Agreement and Plan of Reorganization dated October 1, 2002 (the "Reorganization Agreement"). The primary reason for acquiring RT Logic was to expand the Company's existing products into RT Logic's government client base. The initial purchase price payable to the shareholders of RT Logic was $13.25 million in cash and 683,870 shares of the Company's common stock. Pursuant to the Reorganization Agreement, in November 2002 the former shareholders of RT Logic received additional consideration of $500,000 in cash and 25,806 shares of the Company's common stock. The Reorganization Agreement further provides that the former RT Logic shareholders will be entitled to receive contingent consideration, which is payable in the event that RT Logic's business meets certain earnings performance targets during a period of up to four years following the acquisition. One half of any contingent consideration will be payable in cash and the remainder will be payable in shares of the Company's common stock. Any shares of the Company's common stock issued in connection with the contingent consideration will be valued based on a 30-trading-day average leading up to the end of each applicable earn-out period. The contingent consideration is subject to claims by us under the indemnification provisions of the Reorganization Agreement.

                             INTEGRAL SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

5.       Acquisition of RT Logic (continued)

         The acquisition was accounted for using the purchase method of accounting prescribed by SFAS No. 141, Business Combinations. Accordingly, a portion of the purchase price has been allocated to assets acquired and liabilities assumed and other identified intangible assets based on estimated fair values on the acquisition date. The purchase price allocation is based on preliminary estimates and is subject to change as final valuations are made. A summary of the purchase price allocation as of October 1, 2002 is as follows (in thousands):

                   Current assets                              $10,231
                   Property, plant & equipment                     615
                   Intangibles                                   2,271
                   Goodwill                                     15,616
                   Notes receivables                             5,125
                   Current liabilities                          (5,247)
                   Long-term liabilities                          (886)

                   Total purchase price                        $27,725

         The identified intangible assets relate to acquired technology ($650,000) and customer contracts ($1,621,000) and will be amortized on a straight-line basis over an estimated useful life of 5 years and 18 months, respectively. Goodwill is not being amortized but is being reviewed annually for impairment in accordance with SFAS No. 142 Goodwill and Other Intangible Assets. The notes receivable relate to loans made by RT Logic to its shareholders to exercise RT Logic stock options prior to the sale to Integral. The notes receivable were classified in Stockholders Equity on October 1, 2002. During the first quarter, all notes receivable were settled and the cash was received by Integral. As a result of this transaction, Integral will realize an income tax deduction (equal to the difference between the option exercise price and the fair value of the stock). The resulting income tax benefit of $3,169,000 is included in current assets in the table above.

         As RT Logic was acquired on October 1, 2002, a full quarter of its results of its operations is included in Integral's first quarter ended December 31, 2002. Unaudited pro forma information provided below has been prepared to reflect the acquisition of RT Logic by the Company as if it had occurred on October 1, 2001. The unaudited pro forma financial information is not necessarily indicative of the results of operations that may have actually occurred had the acquisition occurred on the dates specified, or of the future results of the combined companies.

                                                          Three Months Ended
                                                          December 31, 2001
                                                             (unaudited)
                                                       (in thousand, except Net
                                                          Income per Share)
                                                     ---------------------------
                   Revenues                                    $13,483
                   Net Income                                  $   745
                   Net Income per Share (Basic)                    .08
                   Net Income per Share (Diluted)                  .07

                             INTEGRAL SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

6.       Business Segment Information

         With the acquisition of RT Logic, the Company now operates in four business segments:

                      .  satellite ground systems;
                      . satellite and terrestrial communications signal monitoring (CSM);
                      . equipment monitoring and control; and . space communication systems.

         Integral Systems, Inc. and ISI Europe build satellite ground systems for command and control, integration and test, data processing, and simulation.

         Through its wholly owned subsidiary SAT, the Company offers turnkey systems and software for satellite and terrestrial communications signal monitoring.

         The Company provides equipment monitoring and control software to satellite operators and the telecommunications industry through its wholly owned subsidiary, Newpoint (acquired January 2002).

         Through its wholly owned subsidiary RT Logic (acquired October 2002), the Company manufactures telemetry processing components and systems for military applications, including tracking stations, control centers, and range operations.

         The accounting policies of the segments are the same as those described in Note 1. The Company evaluates the performance of each segment based on operating income. There are no inter-segment allocations of overhead and all corporate-level expenses are included in the Satellite Ground Systems segment.

                             INTEGRAL SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

6.       Business Segment Information (continued)

         Summarized financial information by business segment is as follows:

                                                     Three Months      Three Months       Twelve Months      Twelve Months
                                                         Ended             Ended              Ended               Ended
                                                     Dec. 31, 2002     Dec. 31, 2001     Sept. 30, 2002/1/   Sept. 30, 2001
Revenue
     Satellite ground systems                        $  14,627,889     $   9,191,495     $     44,662,897    $   36,327,254
     Satellite ground systems - intercompany         $     379,177     $      52,260     $        640,119    $      163,472
     Satellite & terrestrial CSM                     $     485,814     $   1,065,962     $      3,778,011    $    4,204,346
     Satellite & terrestrial CSM - intercompany      $         753               N/A                  N/A               N/A
     Equip. monitoring & control                     $     852,836               N/A     $      2,481,833               N/A
     Space communication systems                     $   3,603,242               N/A                  N/A               N/A
     Space communication systems - intercompany      $     731,329               N/A                  N/A               N/A
     Elimination of Interco. Sales                   $  (1,111,259)    $     (52,260)    $       (640,119)   $     (163,472)
                                                     -------------     -------------     ----------------    --------------
Total Revenue                                        $  19,569,781     $  10,257,457     $     50,922,741    $   40,531,600
                                                     =============     =============     ================    ==============

Operating Income
     Satellite ground systems                        $     883,224     $     562,158     $      3,657,099    $    2,811,634
     Satellite ground systems - intercompany         $      (2,872)    $          57     $         15,439    $        1,557
     Satellite & terrestrial CSM                     $    (582,517)    $      96,323     $     (1,121,880)   $      645,714
     Equip. monitoring & control                     $    (164,041)              N/A     $       (718,148)              N/A
     Space communication systems                     $   1,146,144               N/A                  N/A               N/A
     Space communication systems - intercompany      $        (269)              N/A                  N/A               N/A
     Elimination                                     $       3,141               (57)    $        (15,439)   $       (1,557)
                                                     -------------     -------------     ----------------    --------------
Total Operating Income                               $   1,282,810     $     658,481     $      1,817,071    $    3,457,348
                                                     =============     =============     ================    ==============

Income Before Income Taxes
     Satellite ground systems                        $     936,457     $     738,177     $      5,750,808    $    5,030,429
     Satellite & terrestrial CSM                     $    (616,053)    $     130,415     $     (1,144,647)   $      543,974
     Equip. monitoring & control                     $    (225,588)              N/A     $       (835,958)              N/A
     Space communication systems                     $   1,181,098               N/A                  N/A               N/A
                                                     -------------     -------------     ----------------    --------------
Total Income Before Income Taxes                     $   1,275,914     $     868,592     $      3,770,203    $    5,574,403
                                                     =============     =============     ================    ==============

Total Assets
     Satellite ground systems                        $  76,839,984     $  87,040,162     $     95,078,025    $   87.920,263
     Satellite & terrestrial CSM                     $   3,726,635     $   3,590,953     $      2,954,039    $    3,230,604
     Equip. monitoring & control                     $   4,288,710               N/A     $      4,010,254               N/A
     Space communication systems                     $  33,757,969               N/A                  N/A               N/A
     Elimination of intercompany
         accounts receivable                         $  (7,073,991)    $  (1,247,145)    $     (5,425,462)   $     (737,423)
                                                     -------------     -------------     ----------------    --------------
Total Assets                                         $ 111,539,307     $  89,383,970     $     96,616,856    $   90,413,444
                                                     =============     =============     ================    ==============

         1. Eight (8) months ended September 30, 2002 for the equipment monitoring and control business segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

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

Through its wholly owned subsidiary SAT, acquired in August 2000, the Company also offers turnkey systems and software for satellite and terrestrial communications signal monitoring.

In March 2001 the Company formed a wholly owned subsidiary, ISI Europe, with headquarters in Toulouse, France. ISI Europe serves as the focal point for the support of all of Integral's European business.

On January 30, 2002, the Company acquired Newpoint Technologies. Newpoint provides equipment monitoring and control software to satellite operators and the telecommunications industry.

In October 2002, the Company acquired RT Logic. RT Logic manufactures telemetry processing components and systems for military applications, including tracking stations, control centers, and range operations.

Results of Operations

The components of the Company's income statement as a percentage of revenue are depicted in the following table for the three months ended December 31, 2002 and December 31, 2001:

                                                           Three Months Ended December 31,
                                                                  % of                              % of
                                                  2002           Revenue           2001           Revenue
                                                  ----           -------           ----           -------
                                             (in thousands)                   (in thousands)
Revenue                                      $   19,570           100.0       $   10,257           100.0
Cost of Revenue                                  13,953            71.3            7,144            69.6
                                             ----------          ------       ----------          ------

Gross Margin                                      5,617            28.7            3,113            30.4

Operating Expenses
    Selling, General & Admin. (SG&A)              2,735            14.0            1,707            16.7
    Research and Development                        530             2.7              201             2.0
    Product Amortization                            747             3.8              547             5.3
    Amortization-Intangible Assets                  322             1.6              0.0             0.0
                                             ----------          ------       ----------          ------

Income from Operations                            1,283             6.6              658             6.4
Other Income (Expense) (net)                         (7)           (0.1)             210             2.0
                                             ----------          ------       ----------          ------

Income Before Income Taxes                        1,276             6.5              868             8.4

Income Taxes                                        426             2.2              252             2.4
                                             ----------          ------       ----------          ------

Net Income                                   $      850             4.3       $      616             6.0
                                             ==========          ======       ==========          ======

Revenue

The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts that are funded by the U.S. Government as well as commercial and international organizations.

Internally, the Company classifies revenues in two separate categories on the basis of the contracts' procurement and development requirements: (i) contracts which require compliance with Government procurement and development standards are classified as government revenue, and (ii) contracts conducted according to commercial practices are classified as commercial revenue, regardless of whether the end customer is a commercial or government entity. Sales of the Company's COTS products are classified as commercial revenue. Revenues attributable to SAT, Newpoint, and ISI Europe are also classified as commercial revenue.

For the three months ended December 31, 2002 and 2001, the Company's revenues were generated from the following sources:

                                             Three Months Ended December 31,
     Revenue Type                                2002              2001
     ------------                              --------          --------

     Commercial Revenue
     Commercial Users                                23%               48%
     U.S. Government Users                            0                 0
                                               --------          --------
          Subtotal                                   23                48

     Government Revenue
     NOAA                                            27                39
     Air Force                                       45                 6
     Other U.S. Government Users                      5                 7
                                               --------          --------
          Subtotal                                   77                52

               Total                                100%              100%
                                               ========          ========

Based on the Company's revenue categorization system, the Company classified 23% of its revenue as commercial revenue with the remaining 77% classified as government revenue for the three months ended December 31, 2002. For the three months ended December 31, 2001 the Company classified 48% of its revenue as commercial revenue with the remaining 52% classified as government revenue. By way of comparison, if the revenues were classified strictly according to end user (independent of the Company's internal revenue categorization system), the U.S. Government would account for 77% and 52% of the total revenues for the three months ended December 31, 2002 and 2001, respectively.

On a consolidated basis, revenue increased 90.8%, or $9.3 million, to $19.6 million for the three months ended December 31, 2002, from $10.3 million for the three months ended December 31, 2001. The components of the revenue increase for the three-month periods ending December 31 are depicted in the following table by segment:

---------------------------------------------------------------------------------------------------------
                                                      Three Months      Three Months
                                                          Ended             Ended
                                                       December 31,      December 31,          Increase/
                     Segment                               2002              2001             (Decrease)
                                                      (in thousands)    (in thousands)      (in thousands)
---------------------------------------------------------------------------------------------------------
Revenue
---------------------------------------------------------------------------------------------------------
     Satellite Ground Systems (Integral)                    $15,007           $ 9,243             $ 5,764
---------------------------------------------------------------------------------------------------------
     Satellite & terrestrial CSM (SAT)                          486             1,066                (580)
---------------------------------------------------------------------------------------------------------
     Equip. monitoring & control (Newpoint)                     853                 0                 853
---------------------------------------------------------------------------------------------------------
     Space communication systems (RT Logic)                   4,335                 0               4,335
---------------------------------------------------------------------------------------------------------
     Elimination                                             (1,111)              (52)             (1,059)
---------------------------------------------------------------------------------------------------------
Total Revenue                                               $19,570           $10,257             $ 9,313
---------------------------------------------------------------------------------------------------------

Revenue increases in the Company's Satellite Ground Systems segment pertain to increased sales volume as a result of the Company's new contract awards with the U.S. Air Force (specifically the CCS-C and SCNC programs) that were made in the Spring of 2002. Revenue decreases at SAT relate to a decreased backlog of orders at September 30, 2002 and overall poor market conditions in the commercial satellite market. Since December 31, 2002, bookings for new orders at SAT have improved and as a result, the Company believes that SAT's revenues for the second quarter of this fiscal year (i.e. the quarter ending March 31, 2003) will exceed $1.2 million.

Both Newpoint and RT Logic were acquired subsequent to December 31, 2001, so the Company reported no revenues for those segments for the three-month period then ended.

Cost of Revenue/Gross Margin

The Company computes gross margin by subtracting cost of revenue from revenue. Included in cost of revenue are direct labor expenses, overhead charges associated with the Company's direct labor base and other costs that can be directly related to specific contract cost objectives, such as travel, consultants, equipment, subcontracts and other direct costs.

Gross margins on contract revenues vary depending on the type of product or service provided. Generally, license revenues related to the sale of the Company's COTS products have the greatest gross margins because of the minimal associated marginal costs to produce. By contrast, gross margins rates for equipment and subcontract pass-throughs seldom exceed 15%. Engineering service gross margins typically range between 20% and 40%. These definitions and ratios generally apply across all segments.

During the three months ended December 31, 2002, cost of revenue increased by 95.3%, or $6.8 million, compared to the same period during the prior year, increasing from $7.1 million during the three months ended December 31, 2001 to $14.0 million during the three months ended December 31, 2002. Gross margin increased from $3.1 million to $5.6 million, an increase of $2.5 million, or 80.4%, during the periods being compared. The components of the cost of revenue and gross margin increases for the three months ended December 31, 2002 and 2001 are shown in the following table by segment:

------------------------------------------------------------------------------------------------
                                              Three Months     Three Months
                                                  Ended            Ended
                                               December 31,     December 31,       Increase/
                      Segment                     2002              2001           (Decrease)
                                             (in thousands)   (in thousands)     (in thousands)
------------------------------------------------------------------------------------------------
Cost of Revenue
------------------------------------------------------------------------------------------------
     Satellite Ground Systems (Integral)            $11,957           $6,650            $  5,307
------------------------------------------------------------------------------------------------
     Satellite & terrestrial CSM (SAT)                  250              539                (289)
------------------------------------------------------------------------------------------------
     Equip. monitoring & control (Newpoint)             704                0                 704
------------------------------------------------------------------------------------------------
     Space communication systems (RT Logic)           2,145                0               2,145
------------------------------------------------------------------------------------------------
     Elimination                                     (1,103)             (45)             (1,058)
------------------------------------------------------------------------------------------------
Total Cost of Revenue                               $13,953           $7,144            $  6,809
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Gross Margin
------------------------------------------------------------------------------------------------
     Satellite Ground Systems (Integral)            $ 3,050           $2,594            $    456
------------------------------------------------------------------------------------------------
     Satellite & terrestrial CSM (SAT)                  236              527                (291)
------------------------------------------------------------------------------------------------
     Equip. monitoring & control (Newpoint)             148                0                 148
------------------------------------------------------------------------------------------------
     Space communication systems (RT Logic)           2,190                0               2,190
------------------------------------------------------------------------------------------------
     Elimination                                         (8)              (7)                 (1)
------------------------------------------------------------------------------------------------
Total Gross Margin                                  $ 5,616           $3,114            $  2,502
------------------------------------------------------------------------------------------------

Cost of Revenue and Gross Margin increases during the periods compared for the Company's Satellite Ground Systems business essentially track the increases in revenue from this segment, although gross margin as a percentage of revenue for this segment declined from 28.1% to 20.3% as result of a high content of equipment and subcontract pass-through business during the current quarter compared to the three months ended December 31, 2001. The decreases in Cost of Revenue and Gross Margin at SAT are proportionate to and related to the revenue decline for this segment.

Both Newpoint and RT Logic were acquired subsequent to December 31, 2001, so the Company reported no Cost of Revenue or Gross Margin for those segments for the three-month period then ended.

Operating Expenses

Operating Expenses for the three months ended December 31, 2002 and 2001 for each of the Company's segments are depicted in the following table:

-------------------------------------------------------------------------------------------------
                                              Three Months      Three Months
                                                 Ended              Ended
                                              December 31,       December 31,         Increase/
                      Segment                     2002               2001             (Decrease)
                                             (in thousands)      (in thousands)     (in thousands)
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
Operating Expenses
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
     Satellite Ground Systems (Integral)
-------------------------------------------------------------------------------------------------
        SG&A                                          $1,543            $1,381             $  162
-------------------------------------------------------------------------------------------------
        R&D                                               30               201               (171)
-------------------------------------------------------------------------------------------------
        Amortization                                     597               450                147
-------------------------------------------------------------------------------------------------
     Total Satellite Ground Systems                    2,170             2,032                138
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
     Satellite & Terrestrial CSM (SAT)
-------------------------------------------------------------------------------------------------
        SG&A                                             326               333                 (7)
-------------------------------------------------------------------------------------------------
        R&D                                              342                 0                342
-------------------------------------------------------------------------------------------------
        Amortization                                     151                97                 54
-------------------------------------------------------------------------------------------------
     Total SAT                                           819               430                389
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
     Equip. Monitoring & Control (Newpoint)
-------------------------------------------------------------------------------------------------
        SG&A                                             281                 0                281
-------------------------------------------------------------------------------------------------
        R&D                                                0                 0                  0
-------------------------------------------------------------------------------------------------
        Amortization                                      31                 0                 31
-------------------------------------------------------------------------------------------------
     Total Newpoint                                      312                 0                312
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
     Space Communication Systems (RT Logic)
-------------------------------------------------------------------------------------------------
        SG&A                                             595                 0                595
-------------------------------------------------------------------------------------------------
        R&D                                              158                 0                158
-------------------------------------------------------------------------------------------------
        Amortization                                     291                 0                291
-------------------------------------------------------------------------------------------------
     Total RT Logic                                    1,044                 0              1,044
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
     Elimination                                         (11)               (7)                (4)
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Total Operating Expenses                              $4,334            $2,455             $1,879
-------------------------------------------------------------------------------------------------

In the Company's Satellite Ground Systems business, SG&A expenses increased during the periods compared by approximately $160,000 principally because of marketing efforts related to the Company's new SKYLIGHT product. As a percentage of revenue for this segment, SG&A for this segment only represented 10.3% of revenue in the current period compared to 14.9% of revenue during the three months ended December 31, 2001. R&D expenses for the three months ended
December 31, 2001 primarily related to Air Force projects that have ended. Product amortization has increased by almost $150,000 due to higher capitalized development costs.

At SAT, period-to-period SG&A costs are comparable while R&D expenses have increased from zero to more than $340,000. Current period R&D efforts relate to new development on SAT's signal monitoring capabilities.

Both Newpoint and RT Logic were acquired subsequent to December 31, 2001, so the Company reported no operating expenses for those segments for the three-month period then ended. The current period amortization expenses for both Newpoint and RT Logic relate to the amortization of intangible assets that arose from purchase accounting entries made at the time of each company's acquisition by the Company.

Income from Operations

Income from Operations for the three months ended December 31, 2002 and 2001 for each of the Company's segments is depicted in the following table:

---------------------------------------------------------------------------------------------------
                                                  Three Months     Three Months
                                                     Ended             Ended
                                                  December 31,      December 31,      Increase/
                     Segment                         2002               2001          (Decrease)
                                                 (in thousands)    (in thousands)   (in thousands)
---------------------------------------------------------------------------------------------------
Income from Operations
---------------------------------------------------------------------------------------------------
     Satellite Ground Systems (Integral)                  $  880             $562            $  318
---------------------------------------------------------------------------------------------------
     Satellite & terrestrial CSM (SAT)                      (582)              96              (678)
---------------------------------------------------------------------------------------------------
     Equip. monitoring & control (Newpoint)                 (164)               0              (164)
---------------------------------------------------------------------------------------------------
     Space communication systems (RT Logic)                1,146                0             1,146
---------------------------------------------------------------------------------------------------
     Elimination                                               3                0                 3
---------------------------------------------------------------------------------------------------
Total Income from Operations                              $1,283             $658            $  625
---------------------------------------------------------------------------------------------------

Income from operations during the periods compared increased by almost $320,000 in the Company's Satellite Ground Systems segment as a result of increased revenues principally on Air Force programs described above. Operating losses at SAT during the three months ended December 31, 2002 have resulted from revenue declines due to deteriorating conditions in the commercial satellite market. Newpoint's losses are also related to overall depressed conditions in the commercial satellite market, but its losses were not as severe as SAT's since Newpoint's market is not as dependent on satellite operators. Although results for RT Logic were not included with the results for the Company for the three months ended December 31, 2001, the current quarter is one of the most profitable in RT Logic's history.

Other

During the three months ended December 31, 2002, the Company recorded $170,000 of interest income compared to $290,000 of interest income recorded for the three months ended December 31, 2001. The decrease is due to the general decline in interest rates in response to recent cuts by the Federal Reserve Board and due to the Company's reduction in interest generating capital resulting from the repurchase of approximately $6.3 million of Company stock in September and October of 2002 and the payment of $13.75 million of cash used to purchase RT Logic.

Income before income taxes increased by more than $400,000 to $1.3 million from $900,000 between the two periods being compared principally due to the increase in operating income, which was partially offset by declines in interest income.

The Company's effective tax rate increased from 29.1% for the three months ended December 31, 2001 to
33.4% for the three months ended December 31, 2002. The increase was primarily a result of a lower percentage of tax-free interest income compared to operating income recorded in the current quarter compared to the prior year's first quarter.

As a result of the above, net income increased to approximately $850,000 during the three months ended December 31, 2002 from approximately $620,000 during the three months ended December 31, 2001.

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

At this time, the Company has a backlog of work to be performed and it may receive additional contract awards based on proposals in the pipeline, although the estimated backlog under the Company's government contracts is not necessarily indicative of revenues that will actually be realized under the contract. Management believes that operating results for future periods will improve based on the following assumptions:

     . Demand for satellite technology and related products and services will continue to expand; and
     . Sales of its software products and engineering services will continue to increase.

Looking forward to fiscal year 2003 in its entirety, the Company is anticipating growth in revenue, net income, and fully diluted earnings per common share of approximately 50% over fiscal year 2002 levels. Anticipated growth in net income and earnings per share for fiscal year 2003 would have been much greater were it not for fiscal year 2002 gains on marketable securities of approximately $1.2 million which are not forecasted for fiscal year 2003. It is also anticipated that operating income for fiscal year 2003 will be almost triple the amounts recorded in fiscal year 2002, increasing from $1.8 million in fiscal year 2002 to approximately $5.4 million in fiscal year 2003.

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

For the three months ended December 31, 2002, the Company generated approximately $1.9 million of cash from operating activities and $6.7 million in investing activities. Included in the $6.7 million of investing activities is approximately $600,000 used for newly capitalized software development costs and $500,000 for the purchase of fixed assets. The Company also repurchased $6.2 million of its Common Stock during the period.

The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company's billed and unbilled accounts receivable and has certain financial covenants, including minimum net worth and liquidity ratios. The line expires February 29, 2004. The Company had no balance outstanding at December 31, 2002 under the line of credit.

The Company also has access to a $2.0 million equipment lease line of credit that had a balance of approximately $115,000 at December 31, 2002.

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

The Company believes that inflation did not have a material impact on the Company's revenues or income from operations during the three months ended December 31, 2002 or in past fiscal years.

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

     .    The Company's ability to manage effectively any continued growth.

     .    The intense competition in the satellite ground system industry.

     . The Company's dependency on the satellite industry for most of its revenue.

     . Risks related to the Company's acquisition strategy. In particular, the Company may not be able to find any attractive candidates or it may find that the acquisition terms proposed by potential acquisition candidates are not favorable to the Company. In addition, the Company may compete with other companies for these acquisition candidates, which competition may make an acquisition more expensive for the Company. If the Company is unable to identify and acquire any suitable candidates, the Company may not be able to find alternative uses for the cash proceeds of its previous private placements that improve the Company's business, financial conditions, or results of operations to the extent that an acquisition could. In addition, the integration of the acquired business or businesses , including SAT, Newpoint and RT Logic, may be costly and may result in a decrease in the value of the Company's common stock for the following reasons, among others:
          . the Company may not adequately assess the risks inherent in a particular acquisition candidate or correctly assess the candidate's potential contribution to the Company's financial performance;
          . the Company may need to divert more management resources to integration than it planned, which may adversely affect its ability to pursue other more profitable activities;
          . the difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate backgrounds and combining different corporate cultures;
          .    the Company may not eliminate as many redundant costs as it anticipated in selecting acquisition candidates; and
          .    an acquisition candidate may have liabilities or adverse
               operating issues that the Company failed to discover through its due diligence prior to the acquisition.

     . The Company may be exposed to product liability or related claims with respect to its products.

     . The Company's products may become obsolete due to rapid technological change in the satellite industry.

     . The Company's business is subject to risks associated with international transactions.

     . The Company depends on attracting and retaining highly skilled professional staff, and the Company depends on the services of its key personnel.

     . The Company depends on its intellectual property rights and risks having those rights infringed.

     .    The market price of the Company's common stock may be volatile.

     . The Company's quarterly results may vary significantly from quarter to quarter.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

     a.  Evaluation of disclosure controls and procedures

         As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer. Based upon that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

     b.  Changes in internal controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On October 1, 2002, the Company acquired all of the issued and outstanding stock of RT Logic pursuant to an Agreement and Plan of Reorganization dated October 1, 2002 (the "Reorganization Agreement") for an initial purchase price payable to the shareholders that included 683,870 shares of the Company's common stock, par value $.01 per share. Pursuant to the terms of the Reorganization Agreement, In November 2002, the former shareholders of RT Logic received additional aggregate consideration that included 25,806 shares of the Company's common stock. The Company relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 under Regulation D of the Securities Act for the exemption from registration of the sale of such shares.

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

     b.   Reports on Form 8-K

          The Company filed a report on Form 8-K (dated October 16, 2002) with the Commission on October 16, 2002 reporting its acquisition of Real Time Logic, Inc. and the Company filed Amendment No. 1 to the report on Form 8-K (dated October 16, 2002) with the Commission on December 16, 2002 reporting financial statements required in connection with its acquisition of Real Time Logic, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INTEGRAL SYSTEMS, INC.
                                            ---------------------
                                                 (Registrant)






Date:    February 13, 2003              By:  /s/
       ----------------------               --------------------------
                                            Thomas L. Gough
                                            President & Chief Operating Officer




Date:    February 13, 2003              By:  /s/
       ----------------------               -----------------------------
                                            Elaine M. Parfitt
                                            Executive Vice President &
                                            Chief Financial Officer

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

     I, Steven R. Chamberlain, Chairman and Chief Executive Officer of Integral Systems, Inc. (the "Registrant"), certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of the Registrant;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                      Integral Systems, Inc.


Date: February 13, 2003                 \s\
                                      -----------------------------------
                                      Steven R. Chamberlain
                                      Chairman and Chief Executive Officer

                      CHIEF FINANCIAL OFFICER CERTIFICATION

     I, Elaine M. Parfitt, Chief Financial Officer of Integral Systems, Inc. (the "Registrant"), certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of the Registrant;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         Integral Systems, Inc.


Date: February 13, 2003                   \s\
                                         -----------------------------------
                                         Elaine M. Parfitt
                                         Chief Financial Officer