Form 10-Q
period 2003-03-31
INTEGRAL SYSTEMS INC /MD/
filed 2003-05-15
CIK 718130

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(mark one)
[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2003 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the transition period from ___________ to ___________

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

                          Yes      [X]        No      [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

                          Yes      [X]        No      [ ]

Registrant had 9,713,762 shares of common stock outstanding as of April 25, 2003.

                             INTEGRAL SYSTEMS, INC.
                                TABLE OF CONTENTS

                                                                                         Page No.
                                                                                         --------
PART I.   FINANCIAL INFORMATION:

     Item 1. Financial Statements

             Balance Sheets - March 31, 2003 (unaudited) and September 30, 2002.................1

             Unaudited Statements of Operations - Three and Six Months Ended
             March 31, 2003 and March 31, 2002..................................................3

             Unaudited Statement of Stockholders' Equity - Six Months
             Ended March 31, 2003...............................................................4

             Unaudited Statements of Cash Flow - Six Months Ended
             March 31, 2003 and March 31, 2002..................................................5

             Notes to Financial Statements......................................................6

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.........................................................12

     Item 3. Quantitative and Qualitative Disclosures About Market Risk........................27

     Item 4. Controls and Procedures...........................................................28

PART II.  OTHER INFORMATION:

     Item 6. Exhibits and Reports on Form 8-K..................................................28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 2003 AND SEPTEMBER 30, 2002

ASSETS

                                                             March 31,
                                                               2003         September 30,
                                                            (unaudited)         2002
                                                          --------------   --------------
CURRENT ASSETS
   Cash                                                   $   20,452,437   $   16,064,363
   Marketable Securities                                      31,118,588       46,885,581
   Accounts Receivable                                        23,848,764       17,001,393
   Notes Receivable                                              121,201          118,226
   Prepaid Expenses                                              824,905          916,756
   Inventory                                                     304,188                0
   Deferred Income Tax - Current Portion                       1,221,175          887,832
   Income Taxes Receivable                                       398,483        1,110,703
                                                          --------------   --------------
TOTAL CURRENT ASSETS                                          78,289,741       82,984,854

FIXED ASSETS
   Electronic Equipment                                        4,248,754        4,293,779
   Furniture & Fixtures                                          748,919          665,840
   Leasehold Improvements                                        929,715          355,642
   Software Purchases                                            646,857          646,009
   Equip. Under Capital Lease                                          0          579,496
                                                          --------------   --------------
SUBTOTAL - FIXED ASSETS                                        6,574,245        6,540,766
   Less:  Accum. Depreciation                                  2,544,696        3,072,859
                                                          --------------   --------------
TOTAL FIXED ASSETS                                             4,029,549        3,467,907

OTHER ASSETS
   Notes Receivable - Non-Current                                227,147          288,500
   Intangible Assets, net                                      2,064,052          437,500
   Goodwill                                                   17,686,294        2,610,180
   Software Development Costs                                  6,184,947        6,490,640
   Deposits and Deferred Charges                                 113,151          337,274
                                                          --------------   --------------
TOTAL OTHER ASSETS                                            26,275,591       10,164,094

TOTAL ASSETS                                              $  108,594,881   $   96,616,855
                                                          ==============   ==============

                                INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                   MARCH 31, 2003 AND SEPTEMBER 30, 2002

LIABILITIES & STOCKHOLDERS' EQUITY

                                                             March 31,
                                                               2003         September 30,
                                                            (unaudited)         2002
                                                          --------------   --------------
CURRENT LIABILITIES
      Accounts Payable                                    $    4,073,508   $    5,916,194
      Accrued Expenses                                         4,453,958        3,249,323
      Capital Leases Payable                                      30,934           29,653
      Billings in Excess of Cost                               5,094,792        2,625,602
                                                          --------------   --------------
TOTAL CURRENT LIABILITIES                                     13,653,192       11,820,772
                                                          --------------   --------------

LONG TERM LIABILITIES
      Capital Leases Payable                                      76,714           92,508
      Deferred Income Taxes                                    2,480,902        2,447,395
                                                          --------------   --------------
TOTAL LONG TERM LIABILITIES                                    2,557,616        2,539,903

STOCKHOLDERS' EQUITY
      Common Stock, $.01 par value,
       40,000,000 shares authorized, and
       9,712,038 and 9,322,783 shares issued and
       outstanding at March 31, 2003
       and September 30, 2002, respectively                       97,120           93,228
      Additional Paid-in Capital                              76,761,961       65,070,787
      Retained Earnings                                       15,856,384       17,599,042
      Accumulated other comprehensive income                    (331,392)        (506,877)
                                                          --------------   --------------

TOTAL STOCKHOLDERS' EQUITY                                    92,384,073       82,256,180
                                                          --------------   --------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $  108,594,881   $   96,616,855
                                                          ==============   ==============

                     INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended            Six Months Ended
                                                       March 31,                    March 31,
                                                 2003           2002           2003           2002
                                             ------------   ------------   ------------   ------------
Revenue                                      $ 19,956,596   $ 10,557,529   $ 39,526,377   $ 20,814,986

Cost of Revenue
    Direct Labor                                4,514,164      3,171,993      8,700,646      5,752,355
    Overhead Costs                              3,199,103      2,279,745      6,370,311      4,234,965
    Travel and Other Direct Costs                 579,698        399,087      1,171,041        783,922
    Direct Equipment & Subcontracts             4,789,988      1,655,825     10,794,357      3,879,092
                                             ------------   ------------   ------------   ------------
    Total Cost of Revenue                      13,082,953      7,506,650     27,036,355     14,650,334
                                             ------------   ------------   ------------   ------------

Gross Margin                                    6,873,643      3,050,879     12,490,022      6,164,652

Selling, General & Administrative               2,936,196      2,346,786      5,670,652      4,053,926
Research & Development                            578,885          5,218      1,108,502        206,119
Product Amortization                              747,231        547,276      1,494,462      1,094,526
Intangible Asset Amortization                     322,265              0        644,530              0
                                             ------------   ------------   ------------   ------------

Income From Operations                          2,289,066        151,599      3,571,876        810,081

Other Income                                       77,318        556,126         70,422        766,236
                                             ------------   ------------   ------------   ------------

Income Before Income Tax                        2,366,384        707,725      3,642,298      1,576,317

Provision for Income Taxes                        881,630        274,126      1,307,736        526,613
                                             ------------   ------------   ------------   ------------

Net Income                                   $  1,484,754   $    433,599   $  2,334,562   $  1,049,704
                                             ============   ============   ============   ============

Weighted Avg. Number of Common Shares:
    Basic                                       9,710,205      9,120,763      9,705,717      9,096,980
    Diluted                                     9,758,275      9,316,743      9,751,072      9,296,883

Earnings per Share (Basic)                   $       0.15   $       0.05   $       0.24   $       0.12
Earnings per Share (Diluted)                 $       0.15   $       0.05   $       0.24   $       0.11

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)

                                                       COMMON                                       ACCUMULATED
                                       NUMBER          STOCK         ADDITIONAL                        OTHER
                                         OF            AT PAR         PAID-IN         RETAINED     COMPREHENSIVE
                                       SHARES          VALUE          CAPITAL         EARNINGS         INCOME           TOTAL
                                    ------------    ------------    ------------    ------------   -------------    ------------
Balance September 30, 2002             9,322,783    $     93,228    $ 65,070,787    $ 17,599,042   $    (506,877)   $ 82,256,180

Comprehensive Income
    Net Income                                 -               -               -       2,334,562               -       2,334,562
    Unrealized Gain on Marketable
     Securities (net of deferred
      tax of $112,495)                         -               -               -               -         175,485         175,485
                                                                                                                    ------------
Total Comprehensive Income                                                                                             2,510,047

Repurchased Shares                      (329,121)         (3,292)     (2,171,132)     (4,077,220)              -      (6,251,644)
Shares Issued to Acquire RT Logic        709,676           7,097      13,742,903               -               -      13,750,000
Stock Options Exercised                    8,700              87         119,403               -               -         119,490
                                    ------------    ------------    ------------    ------------   -------------    ------------

Balance March 31, 2003                 9,712,038    $     97,120    $ 76,761,961    $ 15,856,384   $    (331,392)   $ 92,384,073
                                    ============    ============    ============    ============   =============    ============

                             INTEGRAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                           For the Six Months Ended
                                                                   March 31,
                                                             2003            2002
                                                         ------------    ------------
Cash flows from operating activities:

Net income                                               $  2,334,562    $  1,049,704
                                                         ------------    ------------
Adjustments to reconcile net income to
 net cash provided by operating activities:
     Depreciation and amortization                          2,904,086       1,707,252
     Gain on sale of marketable securities                     (8,327)       (386,599)
     Loss on disposal of fixed assets                          22,396               0
     Changes in operational assets and liabilities,
      net of effects from acquisition:
           Accounts receivable and other receivables       (1,336,112)      2,198,421
           Prepaid expenses and deposits                      381,144        (463,071)
           Inventory                                          265,568               0
           Income taxes receivable, net                     3,472,284       1,215,293
           Accounts payable                                (2,915,247)     (4,668,019)
           Accrued expenses                                  (221,496)       (171,990)
           Billings in excess of cost                         523,094        (742,974)
                                                         ------------    ------------
Total adjustments                                           3,087,390      (1,311,687)
                                                         ------------    ------------
Net cash provided by (used in) operating activities         5,421,952        (261,983)
                                                         ------------    ------------
Cash flows from investing activities:
     Sale of marketable securities, net                    16,063,000       7,035,045
     Notes receivable, net                                  5,182,958          55,549
     Acquisition of fixed assets                             (734,614)       (656,446)
     Software development costs                            (1,188,769)     (2,022,808)
     Acquisition of RT Logic, net of cash received        (13,407,596)              0
     Net advances to Newpoint Technologies                          0        (448,332)
     Acquisition of Newpoint Technologies                           0        (118,749)
                                                         ------------    ------------

Net cash provided by (used in) investing activities         5,914,979       3,844,259
                                                         ------------    ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                   119,490         349,852
     Stock repurchases                                     (6,251,644)       (109,650)
     Note Payable                                            (802,190)              0
     Capital lease obligation payments                        (14,513)        (92,305)
                                                         ------------    ------------

Net cash provided by (used in) financing activities        (6,948,857)        147,897
                                                         ------------    ------------

Net increase (decrease) in cash                             4,388,074       3,730,173

Cash - beginning of year                                   16,064,363       2,379,503
                                                         ------------    ------------

Cash - end of period                                     $ 20,452,437    $  6,109,676
                                                         ============    ============

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

2.       Accounts Receivable

         Accounts receivable at March 31, 2003 and September 30, 2002 consist of the following:

                               March 31, 2003         Sept. 30, 2002
                            --------------------   --------------------
               Billed       $          6,599,641   $          4,082,202
               Unbilled               17,099,962             12,836,578
               Other                     149,161                 82,613
                            --------------------   --------------------
               Total        $         23,848,764   $         17,001,393
                            ====================   ====================

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

         During the three months ended June 30, 2002, the Company fully reserved $315,000 against a receivable due to SAT from SSP/Litronic, Inc. (SSP Solutions), a publicly traded company located in Irvine, California. At the time, the Company determined that doubt existed regarding the collection of this receivable. The Company has since collected $20,000 against this receivable during the three months ended September 30, 2002 and $120,000 during the six months ended March 31, 2003.

                             INTEGRAL SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

3.       Line of Credit

         The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company's billed and unbilled accounts receivable and has certain financial covenants, including minimum net worth and liquidity ratios. The line expires February 29, 2004. The Company had no balance outstanding at March 31, 2003 under the line of credit.

         The Company also has access to a $2.0 million equipment lease line of credit that had a balance of approximately $108,000 at March 31, 2003.

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

                    Current assets                $      9,821
                    Property, plant & equipment            615
                    Intangibles                          2,271
                    Goodwill                            15,061
                    Notes receivables                    5,125
                    Long-term assets                        79
                    Current liabilities                 (5,247)

                    Total purchase price          $     27,725

         The identified intangible assets relate to acquired technology ($650,000) and customer contracts ($1,621,000) and will be amortized on a straight-line basis over an estimated useful life of 5 years and 18 months, respectively. Goodwill is not being amortized but is being reviewed annually for impairment in accordance with SFAS No. 142 Goodwill and Other Intangible Assets. The notes receivable relate to loans made by RT Logic to its shareholders to exercise RT Logic stock options prior to the sale to Integral. The notes receivable were classified in Stockholders Equity on October 1, 2002. During the first quarter ended December 31, 2002, all notes receivable were settled and the cash was received by Integral. As a result of this transaction, Integral realized an income tax deduction (equal to the difference between the option exercise price and the fair value of the stock). The resulting income tax benefit of $2,760,000 is included in current assets in the table above.

         As RT Logic was acquired on October 1, 2002, the full results of its operations have been included in Integral's statements of operation for the three months and six months ended March 31, 2003 respectively. Unaudited pro forma information provided below has been prepared to reflect the acquisition of RT Logic by the Company as if it had occurred on October 1, 2001. The unaudited pro forma financial information is not necessarily indicative of the results of operations that may have actually occurred had the acquisition occurred on the dates specified, or of the future results of the combined companies.

                                                       Three Months Ended        Six Months Ended
                                                         March 31, 2002           March 31, 2002
                                                          (unaudited)               (unaudited)
                                                     (in thousands, except    (in thousands, except
                                                      Net Income per Share)    Net Income per Share)
                                                     ----------------------   ----------------------
                    Revenues                         $               13,875   $               27,358
                    Net Income                       $                  268   $                1,070
                    Net Income per Share (Basic)     $                 0.03   $                 0.12
                    Net Income per Share (Diluted)   $                 0.03   $                 0.11

                             INTEGRAL SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

6.       Stock-Based Compensation

         The Company recognizes expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any.

         In accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148), the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is as follows:

                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                     MARCH 31,                    MARCH 31,
                                                               2003           2002           2003           2002
                                                           ------------   ------------   ------------   ------------
         Net income, as reported                           $  1,484,754   $    433,599   $  2,334,562   $  1,049,704
         Deduct: Total stock-based employee
          compensation expense determined under fair
          value-based method for all awards                     430,211        254,810        841,433        495,949
         Add: Stock-based employee compensation included
          in net income                                               0              0              0              0
         Pro forma net income                              $  1,054,543   $    178,789   $  1,493,129   $    553,755

         Earnings per share:
           As reported - basic                             $       0.15   $       0.05   $       0.24   $       0.12
                       - dilutive                          $       0.15   $       0.05   $       0.24   $       0.11
           Pro forma   - basic                             $       0.11   $       0.02   $       0.15   $       0.06
                       - dilutive                          $       0.11   $       0.02   $       0.15   $       0.06

         These proforma amounts are not necessarily indicative of future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of the additional stock options issued in future years.

7.       Business Segment Information

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

                             INTEGRAL SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

7.       Business Segment Information (continued)

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

         Summarized financial information by business segment is as follows:

                             INTEGRAL SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

7.       Business Segment Information (continued)

                                                    Three Months      Three Months       Six Months         Six Months
                                                        Ended             Ended             Ended             Ended
                                                   March 31, 2003    March 31, 2002/1/ March 31, 2003    March 31, 2002/1/
Revenue
     Satellite ground systems                      $   14,087,008    $    8,906,995    $   28,714,897    $   18,098,490
     Satellite ground systems - intercompany              257,053           155,723           636,230           207,983
     Satellite & terrestrial CSM                        1,103,723         1,043,130         1,589,537         2,109,092
     Satellite & terrestrial CSM - intercompany               N/A               N/A               753               N/A
     Equip. monitoring & control                          521,161           607,404         1,373,997           607,404
     Space communication systems                        4,244,704               N/A         7,847,946               N/A
     Space communication systems -
      intercompany                                        675,416               N/A         1,406,745               N/A
     Elimination of Interco. Sales                       (932,469)         (155,723)       (2,043,728)         (207,983)
                                                   --------------    --------------    --------------    --------------
Total Revenue                                      $   19,956,596    $   10,557,529    $   39,526,377    $   20,814,986
                                                   ==============    ==============    ==============    ==============

Operating Income
     Satellite ground systems                      $    1,338,277    $      584,469    $    2,221,501    $    1,146,628
     Satellite ground systems - intercompany                5,684               166             2,812               223
     Satellite & terrestrial CSM                         (253,259)         (293,622)         (835,776)         (197,299)
     Equip. monitoring & control                         (183,453)         (139,248)         (347,494)         (139,248)
     Space communication systems                        1,387,501               N/A         2,533,645               N/A
     Space communication systems -
      intercompany                                            259               N/A               (10)              N/A
     Elimination of intercompany                           (5,943)             (166)           (2,802)             (223)
                                                   --------------    --------------    --------------    --------------
Total Operating Income                             $    2,289,066    $      151,599    $    3,571,876    $      810,081
                                                   ==============    ==============    ==============    ==============

Income Before Income Taxes
     Satellite ground systems                      $    1,471,220    $    1,188,668    $    2,407,677    $    1,926,845
     Satellite & terrestrial CSM                         (282,968)         (314,167)         (899,021)         (183,752)
     Equip. monitoring & control                         (232,734)         (166,776)         (458,322)         (166,776)
     Space communication systems                        1,410,866               N/A         2,591,964               N/A
                                                   --------------    --------------    --------------    --------------
Total Income Before Income Taxes                   $    2,366,384    $      707,725    $    3,642,298    $    1,576,317
                                                   ==============    ==============    ==============    ==============

Total Assets
     Satellite ground systems                                                          $   75,477,595    $   86,416,068
     Satellite & terrestrial CSM                                                            3,613,305         4,333,443
     Equip. monitoring & control                                                            4,358,534         4,166,063
     Space communication systems                                                           33,792,760               N/A
     Elimination of intercompany
      accounts receivable                                                                  (8,647,313)       (4,660,306)
                                                                                       --------------    --------------
Total Assets                                                                           $  108,594,881    $   90,255,268
                                                                                       ==============    ==============

     /1/. Includes two (2) months ended March 31, 2002 for the equipment monitoring and control business segment.

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

The Company has developed innovative software products that reduce the cost and minimize the development risk associated with traditional custom-built systems. The Company believes that it was the first to offer a comprehensive COTS (Commercial Off-the-Shelf) software product line for command and control. As a systems integrator, the Company leverages these products to provide turnkey satellite control facilities that can operate multiple satellites from any manufacturer. These systems offer significant cost savings for customers that have traditionally purchased a separate custom control center for each of their satellites.

Through its wholly owned subsidiary SAT, acquired in August 2000, the Company also offers turnkey systems and software for satellite and terrestrial communications signal monitoring.

In March 2001 the Company formed a wholly owned subsidiary, ISI Europe, with headquarters in Toulouse, France. ISI Europe serves as the focal point for the support of all of Integral's European business.

On January 30, 2002, the Company acquired Newpoint. Newpoint provides equipment monitoring and control software to satellite operators and the telecommunications industry.

In October 2002, the Company acquired RT Logic. RT Logic manufactures telemetry processing components and systems for military applications, including tracking stations, control centers, and range operations.

          COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

RESULTS OF OPERATIONS

The components of the Company's income statement as a percentage of revenue are depicted in the following table for the three months ended March 31, 2003 and March 31, 2002:

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                       % OF                        % OF
                                                       2003          REVENUE         2002         REVENUE
                                                  -------------- -------------- -------------- --------------
                                                  (IN THOUSANDS)                (IN THOUSANDS)
Revenue                                           $       19,957          100.0 $       10,558          100.0
Cost of Revenue                                           13,083           65.6          7,507           71.1
                                                  -------------- -------------- -------------- --------------

Gross Margin                                               6,874           34.4          3,051           28.9

Operating Expenses
    Selling, General & Admin. (SG&A)                       2,936           14.7          2,347           22.2
    Research and Development                                 579            2.9              5            0.1
    Product Amortization                                     747            3.7            547            5.2
    Amortization-Intangible Assets                           323            1.6              0            0.0
                                                  -------------- -------------- -------------- --------------

Income from Operations                                     2,289           11.5            152            1.4
Other Income (Expense) (net)                                  78            0.4            556            5.3
                                                  -------------- -------------- -------------- --------------

Income Before Income Taxes                                 2,367           11.9            708            6.7

Income Taxes                                                 882            4.5            274            2.6
                                                  -------------- -------------- -------------- --------------

Net Income                                        $        1,485            7.4 $          434            4.1
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

For the three months ended March 31, 2003 and 2002, the Company's revenues were generated from the following sources:

                                   THREE MONTHS ENDED MARCH 31,
     REVENUE TYPE                      2003            2002
     ------------                  ------------    ------------

     COMMERCIAL REVENUE
     Commercial Users                        26%             49%
     U.S. Government Users                    0               0
                                   ------------    ------------
          Subtotal                           26              49

     GOVERNMENT REVENUE
     NOAA                                    15              38
     Air Force                               49               7
     Other U.S. Government Users             10               6
                                   ------------    ------------
          Subtotal                           74              51

               Total                        100%            100%
                                   ============    ============

Based on the Company's revenue categorization system, the Company classified 26% of its revenue as commercial revenue with the remaining 74% classified as government revenue for the three months ended March 31, 2003. For the three months ended March 31, 2002 the Company classified 49% of its revenue as commercial revenue with the remaining 51% classified as government revenue. By way of comparison, if the revenues were classified strictly according to end user (independent of the Company's internal revenue categorization system), the U.S. Government would account for 74% and 51% of the total revenues for the three months ended March 31, 2003 and 2002, respectively.

On a consolidated basis, revenue increased 89.0%, or $9.4 million, to $20.0 million for the three months ended March 31, 2003, from $10.6 million for the three months ended March 31, 2002. Revenue for the three-month periods ending March 31, 2003 and 2002 for each of the Company's segments is shown in the following table:

                                                     THREE MONTHS ENDED  THREE MONTHS ENDED      INCREASE/
                                                       MARCH 31, 2003     MARCH 31, 2002/1/     (DECREASE)
                      SEGMENT                          (IN THOUSANDS)      (IN THOUSANDS)      (IN THOUSANDS)
---------------------------------------------------  ------------------  -------------------  ----------------
REVENUE
     Satellite Ground Systems (Integral)             $           14,344  $             9,064  $          5,280
     Satellite & Terrestrial CSM (SAT)                            1,104                1,043                61
     Equip. Monitoring & Control (Newpoint)                         521                  607               (86)
     Space Communication Systems (RT Logic)                       4,920                    0             4,920
     Elimination                                                   (933)                (156)             (777)
Total Revenue                                        $           19,956  $            10,558  $          9,398

     /1/. Includes only two (2) months of revenue for the equipment monitoring and control business segment because Newpoint was acquired by the Company on January 31, 2002.

Revenue increases in the Company's Satellite Ground Systems segment pertain to increased sales volume as a result of the Company's contract awards with the U.S. Air Force (specifically the CCS-C and SCNC programs) that were made in the Spring of 2002. Revenue levels for SAT and Newpoint were relatively comparable quarter to quarter. However, last year's second quarter included only two months of activity for Newpoint, which was acquired by the Company on January 31, 2002.

RT Logic was acquired subsequent to March 31, 2002, so the Company reported no revenue for this segment for the three-month period then ended.

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

During the three months ended March 31, 2003, cost of revenue increased by 74.3%, or $5.6 million, compared to the same period during the prior year, increasing from $7.5 million during the three months ended March 31, 2002 to $13.1 million during the three months ended March 31, 2003. Gross margin increased from $3.1 million to $6.9 million, an increase of $3.8 million, or 125.3%, during the periods being compared. Cost of revenue and gross margin for the three months ended March 31, 2003 and 2002 for each of the Company's segments are shown in the following table:

                                                         THREE MONTHS      THREE MONTHS
                                                            ENDED             ENDED
                                                           MARCH 31,         MARCH 31,           INCREASE/
                                                             2003             2002/1/           (DECREASE)
                      SEGMENT                           (IN THOUSANDS)    (IN THOUSANDS)      (IN THOUSANDS)
----------------------------------------------------   ---------------    ---------------    ---------------
COST OF REVENUE
      Satellite Ground Systems (Integral)              $        10,707    $         6,316    $         4,391
      Satellite & Terrestrial CSM (SAT)                            632                853               (221)
      Equip. Monitoring & Control (Newpoint)                       367                473               (106)
      Space Communication Systems (RT Logic)                     2,289                  0              2,289
      Elimination                                                 (912)              (136)              (776)
Total Cost of Revenue                                  $        13,083    $         7,506    $         5,577

GROSS MARGIN
     Satellite Ground Systems (Integral)               $         3,637    $         2,747    $           890
     Satellite & Terrestrial CSM (SAT)                             472                190                282
     Equip. Monitoring & Control (Newpoint)                        155                134                 21
     Space Communication Systems (RT Logic)                      2,631                  0              2,631
     Elimination                                                   (21)               (20)                (1)
Total Gross Margin                                     $         6,874    $         3,051    $         3,823

     /1/. Includes only two (2) months of activity for the equipment monitoring and control business segment because Newpoint was acquired by the Company on January 31, 2002.

Cost of Revenue and Gross Margin increases during the periods compared for the Company's Satellite Ground Systems business essentially track the increases in revenue from this segment, although gross margin as a percentage of revenue for this segment declined from 30.3% to 25.4% as result of a higher content of equipment and subcontract pass-through business principally on the Company's Air Force contracts during the current quarter compared to the three months ended March 31, 2002. The increases in Gross Margin at SAT are related to last year's overruns on two fixed price contracts that did not recur during the current period.

RT Logic was acquired subsequent to March 31, 2002, so the Company reported no costs of revenue or gross margin for this segment for the three-month period then ended.

OPERATING EXPENSES

Operating Expenses for the three months ended March 31, 2003 and 2002 for each of the Company's segments are shown in the following table:

                                                        THREE MONTHS         THREE MONTHS
                                                            ENDED                ENDED             INCREASE/
                                                        MARCH 31, 2003     MARCH 31, 2002/1/      (DECREASE)
                      SEGMENT                           (IN THOUSANDS)      (IN THOUSANDS)      (IN THOUSANDS)
----------------------------------------------------   ---------------    ------------------    ---------------
OPERATING EXPENSES

      Satellite Ground Systems (Integral)
        SG&A                                           $         1,658    $            1,706    $           (48)
        R&D                                                         38                     5                 33
        Amortization                                               596                   451                145
      Total Satellite Ground Systems (Integral)                  2,292                 2,162                130

      Satellite & Terrestrial CSM (SAT)
        SG&A                                                       301                   388                (87)
        R&D                                                        274                     0                274
        Amortization                                               150                    97                 53
      Total Satellite & Terrestrial CSM (SAT)                      725                   485                240

      Equip. Monitoring & Control (Newpoint)
        SG&A                                                       307                   273                 34
        R&D                                                          0                     0                  0
        Amortization                                                32                     0                 32
      Total Equip. Monitoring & Control (Newpoint)                 339                   273                 66

      Space Communication Systems (RT Logic)
        SG&A                                                       685                     0                685
        R&D                                                        267                     0                267
        Amortization                                               291                     0                291
      Total Space Communication Systems (RT Logic)               1,243                     0              1,243

      Elimination                                                  (15)                  (20)                 5

Total Operating Expenses                               $         4,584    $            2,900    $         1,684

     /1/. Includes only two (2) months of activity for the equipment monitoring and control business segment because Newpoint was acquired by the Company on January 31, 2002.

In the Company's Satellite Ground Systems business, SG&A expenses were comparable during the periods compared. However, as a percentage of revenue, SG&A for this segment only represented 11.6% of revenue in the current period compared to 18.8% of revenue during the three months ended March 31, 2002. SG&A expenses were essentially flat while revenue for the segment increased by almost $5.3 million. R&D expenses for this segment were immaterial for both three-month periods. Product amortization has increased by almost $150,000 during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 due to higher capitalized development costs related to the Company's EPOCH product line. At SAT, period-to-period SG&A costs are down slightly while R&D expenses have increased from zero to more than $270,000. The increase in current period R&D expenses was due to efforts related to new development on SAT's signal monitoring capabilities. Costs associated with such efforts had been capitalized last fiscal year. Product amortization increased by more than $50,000 during the periods compared due to higher capitalized development costs.

Newpoint's current period SG&A expenses were up slightly over last year's amounts during the comparable period. However, last year's amounts included only two months of activity because Newpoint was acquired by the Company on January 31, 2002.

RT Logic was acquired subsequent to March 31, 2002, so the Company reported no operating expenses for this segment for the three-month period then ended.

The current period amortization expenses for both Newpoint and RT Logic relate to the amortization of intangible assets that arose from purchase accounting entries made at the time of each company's acquisition by the Company.

INCOME FROM OPERATIONS

Income from Operations for the three months ended March 31, 2003 and 2002 for each of the Company's segments is shown in the following table:

                                                         THREE MONTHS        THREE MONTHS
                                                            ENDED                ENDED             INCREASE/
                                                        MARCH 31, 2003     MARCH 31, 2002/1/      (DECREASE)
                      SEGMENT                           (IN THOUSANDS)      (IN THOUSANDS)      (IN THOUSANDS)
----------------------------------------------------   ---------------    ------------------    ---------------
INCOME FROM OPERATIONS
     Satellite Ground Systems (Integral)               $         1,344    $              585    $           759
     Satellite & Terrestrial CSM (SAT)                            (254)                 (294)                40
     Equip. Monitoring & Control (Newpoint)                       (183)                 (139)               (44)
     Space Communication Systems (RT Logic)                      1,388                     0              1,388
     Elimination                                                    (6)                    0                 (6)
Total Income from Operations                           $         2,289    $              152    $         2,137

     /1/. Includes only two (2) months of activity for the equipment monitoring and control business segment because Newpoint was acquired by the Company on January 31, 2002.

Income from operations during the periods compared increased by almost $760,000 in the Company's Satellite Ground Systems segment as a result of increased revenues principally due to the Air Force programs described above. Operating losses at SAT during the three months ended March 31, 2003 have resulted from increased R&D and amortization expenses and overall depressed conditions in the commercial satellite market. Newpoint's operating losses are related to overall depressed conditions in the commercial satellite market, and resultant low revenue levels. Although results for RT Logic were not included with the results for the Company for the three months ended March 31, 2002, the current quarter is the most profitable in RT Logic's history. For comparison purposes, RT logic recorded approximately $62,000 of operating income during the three months ended March 31, 2002. Overall, operating income increases at the Company's Satellite Ground Systems segment coupled with the operating income posted by RT Logic, allowed the Company to post a fifteen fold increase in operating income during the periods being compared.

OTHER INCOME

During the three months ended March 31, 2003, the Company recorded $139,000 of interest income compared to $240,000 of interest income recorded for the three months ended March 31, 2002. The decrease is due to the general decline in interest rates in response to cuts by the Federal Reserve Board and due to the Company's reduction in interest generating capital resulting from the repurchase of approximately $6.3 million of Company stock in September and October of 2002 and the payment of $13.75 million of cash used to purchase RT Logic. Further, the Company recorded approximately $390,000 of gains on the sale of marketable equity securities during the three months ended March 31, 2002, which gains did not recur in the current three-month period.

Income before income taxes increased by approximately $1.7 million to $2.4 million from $700,000 between the two periods being compared principally due to the increase in operating income, which was partially offset by declines in other income described above.

The Company's effective tax rate slightly decreased from 38.7% for the three months ended March 31, 2002 to 37.3% for the three months ended March 31, 2003.

As a result of the above, net income increased to approximately $1.5 million during the three months ended March 31, 2003 from approximately $435,000 during the three months ended March 31, 2002.

           COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002

RESULTS OF OPERATIONS

The components of the Company's income statement as a percentage of revenue are depicted in the following table for the six months ended March 31, 2003 and March 31, 2002:

                                                           SIX MONTHS ENDED MARCH 31,
                                                             % OF                              % OF
                                            2003            REVENUE           2002            REVENUE
                                       --------------   --------------   --------------   --------------
                                       (IN THOUSANDS)                    (IN THOUSANDS)
Revenue                                $       39,526            100.0   $       20,815            100.0
Cost of Revenue                                27,036             68.4           14,650             70.4
                                       --------------   --------------   --------------   --------------

Gross Margin                                   12,490             31.6            6,165             29.6

Operating Expenses
    Selling, General & Admin.(SG&A)             5,671             14.4            4,054             19.5
    Research and Development                    1,109              2.8              206              1.0
    Product Amortization                        1,494              3.8            1,094              5.2
    Amortization-Intangible Assets                644              1.6              0.0              0.0
                                       --------------   --------------   --------------   --------------

Income from Operations                          3,572              9.0              811              3.9
Other Income (Expense)(net)                        71              0.2              766              3.7
                                       --------------   --------------   --------------   --------------

Income Before Income Taxes                      3,643              9.2            1,577              7.6

Income Taxes                                    1,308              3.3              527              2.6
                                       --------------   --------------   --------------   --------------

Net Income                             $        2,335              5.9   $        1,050              5.0
                                       ==============   ==============   ==============   ==============

For the six months ended March 31, 2003 and 2002, the Company's revenues were generated from the following sources:

                                    SIX MONTHS ENDED MARCH 31,
     REVENUE TYPE                      2003            2002
     ------------                  ------------    ------------
     COMMERCIAL REVENUE
     Commercial Users                        24%             48%
     U.S. Government Users                    0               1
                                   ------------    ------------
          Subtotal
                                             24              49

     GOVERNMENT REVENUE
     NOAA                                    21              38
     Air Force                               47               7
     Other U.S. Government Users              8               6
                                   ------------    ------------
          Subtotal                           76              51

               Total                        100%            100%
                                   ============    ============

Based on the Company's revenue categorization system, the Company classified 24% of its revenue as commercial revenue with the remaining 76% classified as government revenue for the six months ended March 31, 2003. For the six months ended March 31, 2002 the Company classified 49% of its revenue as commercial revenue with the remaining 51% classified as government revenue. By way of comparison, if the revenues were classified strictly according to end user (independent of the Company's internal revenue categorization system), the U.S. Government would account for 76% and 52% of the total revenues for the six months ended March 31, 2003 and 2002, respectively.

On a consolidated basis, revenue increased 89.9%, or $18.7 million, to $39.5 million for the six months ended March 31, 2003, from $20.8 million for the six months ended March 31, 2002. Revenue for the six-month periods ending March 31, 2003 and 2002 for each of the Company's segments is shown in the following table:

                                              SIX MONTHS ENDED    SIX MONTHS ENDED       INCREASE/
                                               MARCH 31, 2003    MARCH 31, 2002/1/      (DECREASE)
                 SEGMENT                       (IN THOUSANDS)     (IN THOUSANDS)      (IN THOUSANDS)
-------------------------------------------   ----------------   -----------------    --------------
REVENUE
     Satellite Ground Systems (Integral)      $         29,351   $          18,307    $       11,044
     Satellite & Terrestrial CSM (SAT)                   1,590               2,109              (519)
     Equip. Monitoring & Control (Newpoint)              1,374                 607               767
     Space Communication Systems (RT Logic)              9,255                   0             9,255
     Elimination                                        (2,044)               (208)           (1,836)
Total Revenue                                 $         39,526   $          20,815    $       18,711

     /1/. Includes only two (2) months of revenue for the equipment monitoring and control business segment because Newpoint was acquired by the Company on January 31, 2002.

Revenue increases in the Company's Satellite Ground Systems segment pertain to increased sales volume as a result of the Company's contract awards with the U.S. Air Force (specifically the CCS-C and SCNC programs) that were made in the Spring of 2002. Revenue decreases at SAT relate to a decreased backlog of orders at September 30, 2002 and overall poor market conditions in the commercial satellite market. Since December 31, 2002, bookings for new orders at SAT have improved but not enough to bring year-to-date revenue in line with last year's amounts.

Current period revenue for Newpoint is for a six-month duration while last year's revenue for Newpoint, which was acquired by the Company on January 31, 2002, only involved two months of activity. Newpoint revenue is essentially flat on a year-to-year basis if we were to prorate last year's results.

RT Logic was acquired subsequent to March 31, 2002, so the Company reported no revenues for this segment for the six-month period then ended.

COST OF REVENUE/GROSS MARGIN

During the six months ended March 31, 2003, cost of revenue increased by 84.5%, or $12.4 million, compared to the same period during the prior year, increasing from $14.7 million during the six months ended March 31, 2002 to $27.0 million during the six months ended March 31, 2003. Gross margin increased from $6.2 million to $12.5 million, an increase of $6.3 million, or 102.6%, during the periods being compared. Cost of revenue and gross margin for the six months ended March 31, 2003 and 2002 for each of the Company's segments are shown in the following table:

                                              SIX MONTHS ENDED    SIX MONTHS ENDED       INCREASE/
                                               MARCH 31, 2003    MARCH 31, 2002/1/      (DECREASE)
                SEGMENT                        (IN THOUSANDS)     (IN THOUSANDS)      (IN THOUSANDS)
-------------------------------------------   ----------------   -----------------    --------------
COST OF REVENUE
     Satellite Ground Systems (Integral)      $         22,664   $          12,966    $        9,698
     Satellite & Terrestrial CSM (SAT)                     882               1,392              (510)
     Equip. Monitoring & Control (Newpoint)              1,071                 473               598
     Space Communication Systems (RT Logic)              4,434                   0             4,434
     Elimination                                        (2,015)               (181)           (1,834)
Total Cost of Revenue                         $         27,036   $          14,650    $       12,386

GROSS MARGIN
     Satellite Ground Systems (Integral)      $          6,687   $           5,341    $        1,346
     Satellite & Terrestrial CSM (SAT)                     708                 717                (9)
     Equip. Monitoring & Control (Newpoint)                303                 134               169
     Space Communication Systems (RT Logic)              4,821                   0             4,821
     Elimination                                           (29)                (27)               (2)
Total Gross Margin                            $         12,490   $           6,165    $        6,325

     /1/. Includes only two (2) months activity for the equipment monitoring and control business segment because Newpoint was acquired by the Company on January 31, 2002.

Cost of Revenue and Gross Margin increases during the periods compared for the Company's Satellite Ground Systems business essentially track the increases in revenue from this segment, although gross margin as a percentage of revenue for this segment declined from 29.2% to 22.8% as result of a higher content of equipment and subcontract pass-through business principally on the Company's Air Force contracts during the current six-month period compared to the six months ended March 31, 2002. The decreases in Cost of Revenue at SAT during the periods compared are related to the revenue decline for this segment. Gross Margins at SAT improved during the period ended March 31, 2003 as compared to the period ended March 31, 2002 as overruns on two fixed price contracts that this segment experienced last year did not recur this year. Cost of Revenue and Gross Margin increases at Newpoint are proportionate to the revenue increases posted at this segment.

RT Logic was acquired subsequent to March 31, 2002, so the Company reported no costs of revenue or gross margin for this segment for the six-month period then ended.

OPERATING EXPENSES

Operating Expenses for the six months ended March 31, 2003 and 2002 for each of the Company's segments are depicted in the following table:

                                                        SIX MONTHS           SIX MONTHS
                                                          ENDED                ENDED              INCREASE/
                                                      MARCH 31, 2003      MARCH 31, 2002/1/      (DECREASE)
                      SEGMENT                         (IN THOUSANDS)       (IN THOUSANDS)      (IN THOUSANDS)
--------------------------------------------------   ----------------    ------------------    --------------
OPERATING EXPENSES

     Satellite Ground Systems (Integral)
         SG&A                                        $          3,201    $            3,087    $          114
         R&D                                                       68                   206              (138)
         Amortization                                           1,193                   901               292
     Total Satellite Ground Systems                             4,462                 4,194               268

     Satellite & Terrestrial CSM (SAT)
         SG&A                                                     627                   721               (94)
         R&D                                                      616                     0               616
         Amortization                                             301                   194               107
     Total Satellite & Terrestrial CSM (SAT)                    1,544                   915               629

     Equip. Monitoring & Control (Newpoint)
        SG&A                                                      588                   273               315
        R&D                                                         0                     0                 0
        Amortization                                               63                     0                63
     Total Equip. Monitoring & Control (Newpoint)                 651                   273               378

     Space Communication Systems (RT Logic)
         SG&A                                                   1,280                     0             1,280
         R&D                                                      425                     0               425
         Amortization                                             582                     0               582
     Total Space Communication Systems (RT Logic)               2,287                     0             2,287

     Elimination                                                  (26)                  (27)                1

Total Operating Expenses                             $          8,918    $            5,355    $        3,563

     /1/. Includes only two (2) months activity for the equipment monitoring and control business segment because Newpoint was acquired by the Company on January 31, 2002.

In the Company's Satellite Ground Systems segment, SG&A expenses increased during the periods compared by approximately $110,000 principally because of marketing efforts related to the Company's new SKYLIGHT product. However, as a percentage of revenue, SG&A for this segment only represented 10.9% of revenue in the current period compared to 16.9% of revenue during the six months ended March 31, 2002. SG&A expenses increased insignificantly while revenue for the segment increased by almost $11.0 million. R&D expenses for the six months ended March 31, 2002 primarily related to Air Force projects that have ended, while current period R&D expenses relate to SKYLIGHT efforts. Product amortization has increased by almost $300,000 due to higher capitalized development costs related to the Company's EPOCH product line.

At SAT, period-to-period SG&A costs are down more than $90,000 due to cost reductions implemented at the end of last fiscal year while R&D expenses have increased from zero to more than $610,000. The increase in current period R&D expenses was due to efforts related to new development on SAT's signal monitoring capabilities. Costs associated with such efforts had been capitalized last fiscal year. Product amortization increased by more than $100,000 during the periods compared due to higher capitalized development costs.

SG&A expenses at Newpoint are for six months in the current period, but only for two months in the prior year's period, because Newpoint was acquired by the Company on January 31, 2002.

RT Logic was acquired subsequent to March 31, 2002, so the Company reported no operating expenses for this segment for the six-month period then ended.

The current period amortization expenses for both Newpoint and RT Logic relate to the amortization of intangible assets that arose from purchase accounting entries made at the time of each company's acquisition by the Company.

INCOME FROM OPERATIONS

Income from Operations for the six months ended March 31, 2003 and 2002 for each of the Company's segments is shown in the following table:

                                                        SIX MONTHS           SIX MONTHS
                                                          ENDED                ENDED              INCREASE/
                                                      MARCH 31, 2003      MARCH 31, 2002/1/      (DECREASE)
                      SEGMENT                         (IN THOUSANDS)       (IN THOUSANDS)      (IN THOUSANDS)
--------------------------------------------------   ----------------    ------------------    --------------
INCOME FROM OPERATIONS
     Satellite Ground Systems (Integral)             $          2,224    $            1,147    $        1,077
     Satellite & Terrestrial CSM (SAT)                           (836)                 (198)             (638)
     Equip. Monitoring & Control (Newpoint)                      (347)                 (139)             (208)
     Space Communication Systems (RT Logic)                     2,534                     0             2,534
     Elimination                                                   (3)                    0                (3)
   Income from Operations                            $          3,572    $              810    $        2,762

     /1/. Includes only two (2) months activity for the equipment monitoring and control business segment because Newpoint was acquired by the Company on January 31, 2002.

Income from operations during the periods compared increased by approximately $1.1 million in the Company's Satellite Ground Systems segment as a result of increased revenues principally due to the Air Force programs described above. Operating losses at SAT during the six months ended March 31, 2003 have resulted from revenue declines due to depressed conditions in the commercial satellite market and increased R&D and amortization expenses period to period. Newpoint's losses are also related to overall depressed conditions in the commercial satellite market, but its losses were not as severe as SAT's since Newpoint's market is not as dependent on satellite operators. Although results for RT Logic were not included with the results for the Company for the six months ended March 31, 2002, the current six month period is the most profitable in RT Logic's history. For comparison purposes, RT logic recorded approximately $783,000 of operating income during the six months ended March 31, 2002.

OTHER INCOME

During the six months ended March 31, 2003, the Company recorded $300,000 of interest income compared to $470,000 of interest income recorded for the six months ended March 31, 2002. The decrease is due to the general decline in interest rates in response to cuts by the Federal Reserve Board and due to the Company's reduction in interest generating capital resulting from the repurchase of approximately $6.3 million of Company stock in September and October of 2002 and the payment of $13.75 million of cash used to purchase RT Logic. Further, the Company recorded approximately $390,000 of gains on the sale of marketable equity securities during the six months ended March 31, 2002, and only recorded approximately $10,000 of such gains during the current six month period.

Income before income taxes increased by approximately $2.1 million to $3.7 million from $1.6 million between the two periods being compared principally due to the increase in operating income, which was partially offset by declines in other income described above.

The Company's effective tax rate increased from 33.4% for the six months ended March 31, 2002 to 35.9% for the six months ended March 31, 2003. The increase was primarily a result of a lower percentage of tax-free interest income compared to operating income recorded in the current six-month period compared to the prior year's first six-month period.

As a result of the above, net income increased to approximately $2.3 million during the six months ended March 31, 2003 from approximately $1.1 million during the six months ended March 31, 2002.

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

Looking forward to fiscal year 2003 in its entirety, the Company has reported anticipated growth in revenue, net income, and fully diluted earnings per common share of approximately 50% over fiscal year 2002 levels. Anticipated growth in net income and earnings per share for fiscal year 2003 would have been much greater were it not for fiscal year 2002 gains on marketable securities of approximately $1.2 million which are not forecasted for fiscal year 2003. The Company has anticipated that operating income for fiscal year 2003 would be almost triple the amounts recorded in fiscal year 2002, increasing from $1.8 million in fiscal year 2002 to approximately $5.4 million in fiscal year 2003. Based on operating results through the half point of the fiscal year (i.e., through March 31, 2003), the Company believes that results for the full fiscal year ending September 30, 2003 will be no less than the results anticipated above.

                         LIQUIDITY AND CAPITAL RESOURCES

Since the Company's inception in 1982, it has been profitable on an annual basis and has generally financed its working capital needs through internally generated funds, supplemented by borrowings under the Company's general line of credit facility with a commercial bank and the proceeds from the Company's initial public offering in 1988. In June 1999, the Company supplemented its working capital position by raising approximately $19.7 million (net) through the private placement of approximately 1.2 million shares of its common stock. In February 2000, the Company raised an additional $40.9 million (net) for use in connection with potential acquisitions and other general corporate purposes through the private placement of 1.4 million additional shares of its common stock. With respect to the capital raised in the private placements, at March 31, 2003, $19.4 million was invested in variable rate State of Maryland debt securities, $10 million was invested in Banc of America Preferred Funding Corporation "Dividends Received Eligible Auction Market" preferred stock ("DREAMS"), and $1.7 million was invested in common stock.

For the six months ended March 31, 2003, the Company generated approximately $5.4 million of cash from operating activities and $5.9 million in investing activities. Included in the $5.9 million of investing activities is approximately $1.2 million used for newly capitalized software development costs and $700,000 for the purchase of fixed assets. The Company also repurchased $6.3 million of its common stock during the period.

The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company's billed and unbilled accounts receivable and has certain financial covenants, including minimum net worth and liquidity ratios. The line expires February 29, 2004. The Company had no balance outstanding at March 31, 2003 under the line of credit.

The Company also has access to a $2.0 million equipment lease line of credit that had a balance of approximately $108,000 at March 31, 2003.

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

The Company believes that inflation did not have a material impact on the Company's revenues or income from operations during the six months ended March 31, 2003 or in past fiscal years.

                           FORWARD LOOKING STATEMENTS

Certain of the statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section, in other parts of this 10-Q, and in this section, including those under the headings "Outlook" and "Liquidity and Capital Resources," are forward looking. In addition, from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "continue", or other similar words, including statements as to the intent, belief, or current expectations of the Company and its directors, officers, and management with respect to the Company's future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. While the Company believes that these statements are and will be accurate, a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's statements. The Company's business is dependent upon general economic conditions and upon various conditions specific to its industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may affect the Company's business, other than those described elsewhere herein or in our other filings with the Securities and Exchange Commission (the "Commission" or the "SEC"), include the following:

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

     . Risks related to the Company's acquisition strategy. In particular, the Company may not be able to find any attractive candidates or it may find that the acquisition terms proposed by potential acquisition candidates are not favorable to the Company. In addition, the Company may compete with other companies for these acquisition candidates, which competition may make an acquisition more expensive for the Company. If the Company is unable to identify and acquire any suitable candidates, the Company may not be able to find alternative uses for the cash proceeds of its previous private placements that improve the Company's business, financial conditions, or results of operations to the extent that an acquisition could. In addition, the integration of the acquired business or businesses, including SAT, Newpoint and RT Logic, may be costly and may result in a decrease in the value of the Company's common stock for the following reasons, among others:
          . the Company may not adequately assess the risks inherent in a particular acquisition candidate or correctly assess the candidate's potential contribution to the Company's financial performance;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During fiscal 2003, the Company had two contracts in denominated in Euros. While the Company currently does not have significant European operations, our customer base is expanding outside the U.S. and therefore certain contracts now and in the future will likely be denominated in currencies other than the U.S. dollar. As a result, the Company's financial results could be affected by factors such as foreign currency exchange rates for contracts denominated in currencies other than the U.S. dollar. To mitigate the effect of changes in foreign currency exchange rates, the Company may hedge this risk by entering into forward foreign currency contracts. As of March 31, 2003, virtually all of our contracts were denominated in U.S. dollars, and we only had one contract denominated in Euros that was hedged. The second contract denominated in Euros was hedged in the subsequent quarter. As we enter into new foreign currency based contracts in the future, we may employ similar hedging contracts. The fair value of our hedge at March 31, 2003 was de minimus.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

         3.1 Articles of Restatement of the Company (Incorporated by reference to the Registration Statement on Form S-3 (File No. 333-82499) filed with the Commission on July 8, 1999).
         3.2 Amended and Restated Bylaws of the Company (Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year ended September 30, 2000 filed with the Commission on December 21, 2000).
         10.1 Indemnification Agreements
         11.1 Computation of Per Share Earnings.
         99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         99.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    b.   Reports on Form 8-K

         The Company filed a report on Form 8-K (dated May 13, 2003) with the Commission on May 13, 2003, reporting its earnings for the quarter and six months ended March 31, 2003.

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

                                             INTEGRAL SYSTEMS, INC.
                                             ----------------------
                                                  (Registrant)


Date: May 14, 2003                      By:             /s/
                                             --------------------------------
                                             Thomas L. Gough
                                             President & Chief Operating Officer


Date: May 14, 2003                      By:             /s/
                                             --------------------------------
                                             Elaine M. Parfitt
                                             Executive Vice President &
                                             Chief Financial Officer

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

                                           Integral Systems, Inc.
Date:  May 14, 2003                                   /s/
                                           -------------------------------------
                                           Steven R. Chamberlain
                                           Chairman and Chief Executive Officer

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

                                           Integral Systems, Inc.
Date:  May 14, 2003                                   /s/
                                           -----------------------------------
                                           Elaine M. Parfitt
                                           Chief Financial Officer

                                                                    EXHIBIT 10.1

                            INDEMNIFICATION AGREEMENT

         THIS INDEMNIFICATION AGREEMENT (this "Agreement"), effective as of December 4, 2002, is made and entered into by and between Integral Systems, Inc., a Maryland corporation (the "Company"), and ________________ [a/an director/officer/employee] of the Company ("Indemnitee").

RECITALS

         WHEREAS, It is essential to the Company to retain and attract as directors, officers and employees the most capable persons available;

         WHEREAS, Indemnitee is [a/an director/officer/employee] of the Company;

         WHEREAS, Both the Company and Indemnitee recognize the increased risk of litigation and other claims being asserted against directors of public companies; and

         WHEREAS, In recognition of Indemnitee's need for substantial protection against personal liability and in order to maintain Indemnitee's continued service to the Company in an effective manner and to provide Indemnitee with specific contractual assurance that such protection will be available to Indemnitee, the Company desires to provide in this Agreement for the indemnification of and the advancement of expenses to Indemnitee to the fullest extent (whether partial or complete) permitted by the Maryland General Corporation Law, in effect as of the date hereof (the "Maryland Law"), as set forth in this Agreement and, to the extent officers' and directors' liability insurance is maintained by the Company, to provide for the continued coverage of Indemnitee under the Company's officers' and directors' liability insurance policies.

              NOW, THEREFORE, in consideration of the mutual agreements herein set forth and of Indemnitee's continuing service to the Company, the parties hereto hereby agree as follows:

           1.     Indemnification of Indemnitee; Expenses; Insurance.

                  (a) The Company shall indemnify Indemnitee to the fullest extent permitted by Maryland Law against judgments, penalties, fines, settlements and reasonable expenses actually incurred by Indemnitee in the event Indemnitee has been made, or is threatened to be made, a party to an action, suit, arbitration, alternative dispute resolution mechanism, administrative hearing or other proceeding, whether civil, criminal, administrative, investigative, or otherwise (including an action, suit, arbitration, alternative dispute resolution mechanism, administrative hearing, or other proceeding by or in the right of the Company) (each a "Proceeding"), by reason of Indemnitee's present or prior service as a director, officer or employee of the Company, as the case may be, or present or prior service at the request of the Company as a director, officer or employee or as a fiduciary of an employee benefit plan, or as an employee or agent of another corporation, partnership, joint venture, trust or other enterprise (such present or prior service, "Corporate Service"). Notwithstanding anything in this Agreement to the contrary, prior to a Change in Control (as defined below) Indemnitee shall not be entitled to indemnification pursuant to this Agreement in connection with any Proceeding initiated by Indemnitee against the Company or any director or officer of the Company unless the Company has joined in or consented to the initiation of such Proceeding.

                  (b) The Company shall advance or reimburse all reasonable expenses actually incurred by or on behalf of Indemnitee to the maximum extent permitted by Maryland Law, in connection with any Proceeding to which Indemnitee has been, or is threatened to be, made a party, by reason of Indemnitee's Corporate Service, after the receipt by the Company of a written statement or statements from such person requesting such payment from time to time, whether prior to or after final disposition of such Proceeding. Such statement or statements shall reasonably evidence the expenses actually incurred or to be incurred by Indemnitee in connection with such Proceeding and shall include or be preceded or accompanied by a written affirmation by Indemnitee of Indemnitee's good faith belief that the standard of conduct necessary for indemnification by the Company as authorized by law has been met and a written undertaking by or on behalf of such person to repay any costs or expenses paid for by the Company if it shall ultimately be determined that such standard of conduct has not been met.

                  (c) To the extent the Company maintains an insurance policy or policies providing director, officer and/or employee liability insurance, Indemnitee shall be covered by such policy or policies, in accordance with its or their terms, to the maximum extent of the coverage available for any director, officer or employee (as the case may be) of the Company. The Company shall not be liable under this Agreement to make any payment to Indemnitee to the extent Indemnitee has otherwise actually received payment (under any insurance policy, the Company's Articles of Incorporation, as amended (the "Charter") or the Company's Bylaws or otherwise) of the amounts otherwise indemnifiable.

           2. Action by Company. The Company will use commercially reasonable efforts to take, or cause to be taken, all action necessary to fulfill any requirements to providing indemnification as contemplated by this Agreement, including, but not limited to, any actions required by Maryland Law.

           3. Presumptions. For purposes of this Agreement, the termination of any Proceeding:

                  (a) by judgement, order or settlement (whether with or without court approval) will not in and of itself create a presumption that Indemnitee did not meet the requisite standard of conduct provided by Maryland Law, and

                  (b) by conviction, or upon a plea of nolo contendere or its equivalent, or an entry of an order of probation prior to judgment, will create a rebuttable presumption that Indemnitee did not meet the requisite standard of conduct provided by Maryland Law.

           4. Non-Exclusivity, Etc. The rights of Indemnitee hereunder will be in addition to any other rights Indemnitee may have under the Company's Charter, the Company's Bylaws, Maryland Law or otherwise; provided, however, that to the extent that any change is made to Maryland Law (whether by legislative action or judicial decision), the Company's Charter and/or the Company's Bylaws which permits any greater right to indemnification than that provided under this Agreement as of the date hereof, Indemnitee will be deemed to have such greater right hereunder. The Company will not adopt any amendment to its Charter or Bylaws the effect of which would be to deny, diminish or encumber Indemnitee's right to indemnification under its Charter, its Bylaws, Maryland Law or otherwise as applied to any act or failure to act occurring in whole or in part prior to the date upon which the amendment was approved by the Company's Board of Directors and/or its stockholders, as the case may be.

           5.     Change in Control.

                  (a) The Company agrees that if there is a Change in Control, then with respect to all matters thereafter arising concerning the rights of Indemnitee to indemnity payments and expense advances under this Agreement or any other agreement, the Company's Articles of Incorporation, or the Company's Bylaws in effect relating to any Proceeding to which Indemnitee has been, or is threatened to be, made a party, by reason of Indemnitee's Corporate Service, the Company shall seek legal advice only from a "Special Independent Counsel" selected by Indemnitee, having prior experience with indemnification claims under Maryland Law and approved by the Company (which approval shall not be unreasonably withheld or delayed), and who has not otherwise performed services for the Company or Indemnitee within the last five years (other than in connection with such matters). Such Special Independent Counsel, among other things, shall render his, her or its written opinion to the Company and Indemnitee as to whether and to what extent Indemnitee would be permitted to be indemnified under applicable Maryland Law. The Company agrees to pay the reasonable fees of the Special Independent Counsel referred to above and shall fully indemnify such Special Independent Counsel against any and all expenses (including attorneys' fees), claims, liabilities and damages arising out of or relating to this Agreement.

                  (b) For purposes of this Agreement, a "Change in Control" occurs if (i) any person becomes the direct or indirect beneficial owner of securities constituting 40% or more of the total voting power of the Company's outstanding voting securities without the consent of the Company's Board of Directors, (ii) within any two consecutive year period, individuals who at the beginning of such period constitute the Board of Directors of the Company and any new director(s) appointed or nominated for election to the Board of Directors by a majority of the directors then still in office who either were directors at the beginning of such period or whose appointment or nomination was previously so approved cease for any reason to constitute a majority of the Board of Directors, or (iii) the stockholders of the Company approve a merger, a consolidation, a plan of complete liquidation of the Company or the sale or disposition of all or substantially all the Company's assets (in one transaction or a series of transactions) without the consent of the Board of Directors.

           6. Successors and Binding Agreement. The Company will use commercially reasonable efforts to cause any successor (whether direct or indirect, by purchase, merger, consolidation, reorganization or otherwise) to all or substantially all of the business or assets of the Company to assume and agree to perform this Agreement in the same manner and to the same extent the Company would be required to perform if no such succession had taken place. This Agreement will be binding upon and inure to the benefit of the Company and any successor to the Company, including, without limitation, any person acquiring directly or indirectly all or substantially all of the business or assets of the Company whether by purchase, merger, consolidation, reorganization or otherwise (and such successor will thereafter be deemed the "Company" for purposes of this Agreement), but will not otherwise be assignable, transferable or delegable by the Company. This Agreement will inure to the benefit of and be enforceable by Indemnitee and Indemnitee's personal or legal representatives, executors, administrators, successors, heirs, distributees and legatees.

           7. Counterparts. This Agreement may be executed in any number of counterparts and any party hereto may execute any such counterpart, each of which when executed and delivered shall be deemed to be an original and all of which counterparts taken together shall constitute but one and the same instrument.

           8. Governing Law. This Agreement shall be governed by and construed, interpreted and enforced in accordance with the laws of the State of Maryland without giving effect to the principles of conflicts of laws.

           9. Severability. The provisions of this Agreement shall be severable in the event that any of the provisions hereof (including any provision within a single section, paragraph or sentence) are held by a court of competent jurisdiction to be invalid, void or otherwise unenforceable in any respect, and the validity and enforceability of any such provision in every other respect and of the remaining provisions shall not be in any way impaired, and shall remain enforceable to the fullest extent permitted by Maryland Law.

           10. No Third Party Beneficiaries. Except as expressly provided herein, no provision of this Agreement is intended, nor will be interpreted, to provide or create any third party beneficiary rights or any other rights of any kind in any client, customer, affiliate, shareholder, employee or partner of Indemnitee (as the case may be) or any other person or entity.

           11. Headings; Section References. The headings and other captions in this Agreement are for convenience and reference only and shall not be used in interpreting, construing or enforcing any of the provisions of this Agreement.

           12. Miscellaneous. No provision of this Agreement may be waived, modified or discharged unless such waiver, modification or discharge is agreed to in a writing signed by Indemnitee and the Company. No waiver by either party hereto at any time of any breach by the other party hereto or compliance with any condition or provision of this Agreement to be performed by such other party will be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

                                      *****

                             Signature Page Follows.

           IN WITNESS WHEREOF, the parties to this Agreement have executed this Agreement as of the date first above written.

                                        INTEGRAL SYSTEMS, INC.


                                        By:
                                              ------------------------
                                        Name:
                                              ------------------------
                                        Title:
                                              ------------------------

                                        INDEMNITEE

                                        -----------------------------

                                        -----------------------------
                                        Name:

                        Form of Indemnification Agreement

Each of the persons listed below entered into an Indemnification Agreement with Integral Systems, Inc. substantially identical in all material respects to the Form of Indemnification Agreement to which this Schedule is attached, except as to the parties thereto, the dates of execution, and the other details set forth below. The material details in which each such Indemnification Agreement differ from the Form of Indemnification Agreement are set forth below. The Indemnification Agreements are not filed as separate documents in accordance with Item 601 (Instruction 2) of Regulation S-K.

              PERSON             DATE                      POSITION OF PERSON
              ------             ----                      ------------------
        Steven Chamberlain     Dec. 4, 2002              Chief Executive Officer
          Peter Gaffney        Dec. 4, 2002        Executive Vice President, Products
           Thomas Gough        Dec. 4, 2002                     President
          Dominic Laiti        Dec. 4, 2002                     Director
         R. Doss McComas       Dec. 4, 2002                     Director
          Elaine Parfitt       Dec. 4, 2002         Executive Vice President, C.F.O.
           Gary Prince         Dec. 4, 2002       Director of Mergers and Acquisitions
          Bonnie Wachtel       Dec. 4, 2002                     Director
          Patrick Woods        Dec. 4, 2002   Executive Vice President, Government Division

                                                                    EXHIBIT 11.1

                     INTEGRAL SYSTEMS INC. AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE

                                            Three Months Ended             Six Months Ended
                                                March 31,                      March 31,
                                           2003           2002           2003           2002
                                       ------------   ------------   ------------   ------------
Numerator:
Net Income                             $  1,484,754   $    433,599   $  2,334,562   $  1,049,704

Denominator:
Denominator for basic earnings
 per share-weighted-average shares        9,710,205      9,120,763      9,705,717      9,096,980
Effect of dilutive securities:
Employee stock options                       48,070        195,980         45,355        199,903
Denominator for diluted earnings per
 share adjusted weighted-average
 shares and assumed conversions           9,758,275      9,316,743      9,751,072      9,296,883

Basic earnings per share               $       0.15   $       0.05   $       0.24   $       0.12
Diluted earnings per share             $       0.15   $       0.05   $       0.24   $       0.11

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

             In connection with the Quarterly Report of Integral Systems, Inc. (the "Company") on Form 10-Q for the quarter ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven R. Chamberlain the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         \s\
---------------------------
Steven R. Chamberlain
Chief Executive Officer
Date: May 14, 2003

                                                                    EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

             In connection with the Quarterly Report of Integral Systems, Inc. (the "Company") on Form 10-Q for the quarter ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Elaine M. Parfitt, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         \s\
---------------------------
Elaine M. Parfitt
Chief Financial Officer
Date: May 14, 2003