Form 10-Q
period 2003-06-30
INTEGRAL SYSTEMS INC /MD/
filed 2003-08-13
CIK 718130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-18603

INTEGRAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1267968
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5000 Philadelphia Way, Lanham, MD	20706
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (301) 731-4233

(Former name, address and fiscal year, if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  .No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Registrant had 9,724,502 shares of common stock outstanding as of July 25, 2003.

INTEGRAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2003 and September 30, 2002

ASSETS

	June 30, 2003 (unaudited)	September 30, 2002
CURRENT ASSETS
Cash	$22,490,078	$16,064,363
Marketable Securities	30,133,769	46,885,581
Accounts Receivable	24,626,172	17,001,393
Notes Receivable	122,716	118,226
Prepaid Expenses	307,941	916,756
Inventory	915,955	0
Deferred Income Tax—Current Portion	1,221,175	887,832
Income Taxes Receivable	713,643	1,110,703

TOTAL CURRENT ASSETS	80,531,449	82,984,854

FIXED ASSETS
Electronic Equipment	4,504,345	4,293,779
Furniture & Fixtures	754,857	665,840
Leasehold Improvements	931,165	355,642
Software Purchases	660,947	646,009
Equip. Under Capital Lease	0	579,496

SUBTOTAL—FIXED ASSETS	6,851,314	6,540,766
Less: Accum. Depreciation	2,937,070	3,072,859

TOTAL FIXED ASSETS	3,914,244	3,467,907

OTHER ASSETS
Notes Receivable—Non-Current	195,894	288,500
Intangible Assets, net	1,741,787	437,500
Goodwill	17,691,974	2,610,180
Software Development Costs	5,968,744	6,490,640
Deposits and Deferred Charges	134,341	337,274

TOTAL OTHER ASSETS	25,732,740	10,164,094

TOTAL ASSETS	$110,178,433	$96,616,855

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2003 and September 30, 2002

LIABILITIES & STOCKHOLDERS’ EQUITY

	June 30, 2003 (unaudited)	September 30, 2002
CURRENT LIABILITIES
Accounts Payable	$4,716,831	$5,916,194
Accrued Expenses	4,716,006	3,249,323
Capital Leases Payable	31,595	29,653
Billings in Excess of Cost	5,020,553	2,625,602

TOTAL CURRENT LIABILITIES	14,484,985	11,820,772

LONG TERM LIABILITIES
Capital Leases Payable	68,563	92,508
Deferred Income Taxes	2,667,903	2,447,395

TOTAL LONG TERM LIABILITIES	2,736,466	2,539,903

STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value, 40,000,000 shares authorized, and 9,722,002 and 9,322,783 shares issued and outstanding at June 30, 2003 and September 30, 2002, respectively	97,220	93,228
Additional Paid-in Capital	76,916,174	65,070,787
Retained Earnings	16,028,278	17,599,042
Accumulated other comprehensive income (loss)	(84,690)	(506,877)

TOTAL STOCKHOLDERS’ EQUITY	92,956,982	82,256,180

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$110,178,433	$96,616,855

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Revenue	$19,341,829	$14,439,583	$58,868,206	$35,254,569

Cost of Revenue
Direct Labor	4,500,290	3,664,434	13,200,936	9,416,789
Overhead Costs	2,966,377	2,545,065	9,336,688	6,780,030
Travel and Other Direct Costs	583,681	594,329	1,754,722	1,378,251
Direct Equipment & Subcontracts	4,944,717	3,999,978	15,739,074	7,879,070

Total Cost of Revenue	12,995,065	10,803,806	40,031,420	25,454,140

Gross Margin	6,346,764	3,635,777	18,836,786	9,800,429

Selling, General & Administrative	3,068,584	2,673,468	8,739,236	6,727,394
Research & Development	759,701	-2,929	1,868,203	203,190
Product Amortization	747,231	547,276	2,241,693	1,641,802
Intangible Asset Amortization	322,265	31,250	966,795	31,250

Income From Operations	1,448,983	386,712	5,020,859	1,196,793

Other Income (Expense)
Impairment of marketable securities	(1,364,180)	0	(1,364,180)	0
Other Income (Expense)	145,555	938,118	215,977	1,704,354

Total Other Income (Expense)	(1,218,625)	938,118	(1,148,203)	1,704,354

Income Before Income Tax	230,358	1,324,830	3,872,656	2,901,147

Provision for Income Taxes	58,464	365,122	1,366,200	891,735

Net Income	$171,894	$959,708	$2,506,456	$2,009,412

Weighted Avg. Number of Common Shares:
Basic	9,717,815	9,225,046	9,709,750	9,139,669
Diluted	9,781,366	9,382,045	9,764,355	9,269,441

Earnings per Share (Basic)	$0.02	$0.10	$0.26	$0.22
Earnings per Share (Diluted)	$0.02	$0.10	$0.26	$0.22

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2003

(Unaudited)

	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance September 30, 2002	9,322,783	$93,228	$65,070,787	$17,599,042	$(506,877)	$82,256,180

Comprehensive Income
Net Income	—	—	—	2,506,456	—	2,506,456
Unrealized Gain on Marketable Securities (net of deferred tax of $35,139)	—	—	—	—	54,961	54,961
Reclassification Adjustment on Marketable Securities					413,011	413,011
Unrealized Loss on Foreign Currency Exchange Contracts					(45,785)	(45,785)

Total Comprehensive Income				2,506,456	422,187	2,928,643

Repurchased Shares	(329,121)	(3,292)	(2,171,132)	(4,077,220)	—	(6,251,644)
Shares issued to acquire RT Logic	709,676	7,097	13,742,903	—	—	13,750,000
Stock Options Exercised	18,664	187	273,616	—	—	273,803

Balance June 30, 2003	9,722,002	$97,220	$76,916,174	$16,028,278	$(84,690)	$92,956,982

INTEGRAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended June 30, 2003 and 2002

(Unaudited)

	For the Nine Months Ended June 30,
	2003	2002
Cash flows from operating activities:

Net income	$2,506,456	$2,009,412

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,365,955	2,638,888
Gain on sale of marketable securities	(36,227)	(1,117,531)
Impairment loss on marketable securities	1,364,180	0
Loss on disposal of fixed assets	22,396	0
Changes in operational assets and liabilities, net of effects from acquisition:
Accounts receivable and other receivables	(2,113,520)	529,704
Prepaid expenses and deposits	876,918	(337,167)
Inventory	(346,199)	0
Income taxes receivable, net	3,157,124	1,571,721
Accounts payable	(2,271,924)	(3,053,757)
Accrued expenses	(5,233)	(21,648)
Billings in excess of cost	448,855	176,040

Total adjustments	5,462,325	386,250

Net cash provided by operating activities	7,968,781	2,395,662

Cash flows from investing activities:
Sale of marketable securities, net	16,191,027	8,625,526
Notes receivable, net	5,212,696	83,845
Acquisition of fixed assets	(1,011,682)	(1,021,346)
Software development costs	(1,719,797)	(2,889,093)
Acquisition of RT Logic, net of cash received	(13,413,276)	0
Net advances to Newpoint Technologies	0	(448,332)
Acquisition of Newpoint Technologies	0	(118,749)

Net cash provided by investing activities	5,258,968	4,231,851

Cash flows from financing activities:
Proceeds from issuance of common stock	273,803	829,085
Stock repurchases	(6,251,644)	(109,650)
Note Payable	(802,190)	0
Capital lease obligation payments	(22,003)	(118,004)

Net cash (used in) provided by financing activities	(6,802,034)	601,431

Net increase in cash	6,425,715	7,228,944

Cash—beginning of year	16,064,363	2,379,503

Cash—end of period	$22,490,078	$9,608,447

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

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

2.	Accounts Receivable

Accounts receivable at June 30, 2003 and September 30, 2002 consist of the following:

	June 30, 2003	Sept. 30, 2002
Billed	$7,606,708	$4,082,202
Unbilled	16,726,274	12,836,578
Other	293,190	82,613

Total	$24,626,172	$17,001,393

The Company’s accounts receivable consist of amounts due on prime contracts and subcontracts with the U.S. Government and contracts with various private organizations. Unbilled accounts receivable consist principally of amounts that are billed in the month following the incurrence of cost, amounts related to indirect cost variances on cost reimbursable type contracts or amounts related to milestones that are delivered under fixed price contracts. All unbilled receivables are expected to be billed and collected within one year.

During the three months ended June 30, 2002, the Company fully reserved $315,000 against a receivable due to SAT from SSP/Litronic, Inc. (SSP Solutions), a publicly traded company located in Irvine, California. At the time, the Company determined that doubt existed regarding the collection of this receivable. The Company has since collected $20,000 against this receivable during the three months ended September 30, 2002 and $180,000 during the nine months ended June 30, 2003.

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

3.	Line of Credit

The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company’s billed and unbilled accounts receivable and has certain financial covenants, including minimum net worth and liquidity ratios. The line expires February 29, 2004. The Company had no balance outstanding at June 30, 2003 under the line of credit.

The Company also has access to a $2.0 million equipment lease line of credit that had a balance of approximately $100,000 at June 30, 2003.

4.	Inventory

Inventory consists of service parts and materials and is stated at the lower of cost or market using the first-in, first-out (FIFO) method of accounting.

5.	Acquisition of RT Logic

On October 1, 2002, the Company acquired all of the issued and outstanding stock of RT Logic pursuant to an Agreement and Plan of Reorganization dated October 1, 2002 (the “Reorganization Agreement”). The primary reason for acquiring RT Logic was to expand the Company’s existing products into RT Logic’s government client base. The initial purchase price payable to the shareholders of RT Logic was $13.25 million in cash and 683,870 shares of the Company’s common stock. Pursuant to the Reorganization Agreement, in November 2002 the former shareholders of RT Logic received additional consideration of $500,000 in cash and 25,806 shares of the Company’s common stock. The Reorganization Agreement further provides that the former RT Logic shareholders will be entitled to receive contingent consideration, which is payable in the event that RT Logic’s business meets certain earnings performance targets during a period of up to four years following the acquisition. One half of any contingent consideration will be payable in cash and the remainder will be payable in shares of the Company’s common stock. Any shares of the Company’s common stock issued in connection with the contingent consideration will be valued based on a 30-trading-day average leading up to the end of each applicable earn-out period. The contingent consideration is subject to claims by us under the indemnification provisions of the Reorganization Agreement.

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

Current assets	$9,821
Property, plant & equipment	615
Intangibles	2,271
Goodwill	15,061
Notes receivable	5,125
Long-term assets	79
Current liabilities	(5,247)

Total purchase price	$27,725

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

As RT Logic was acquired on October 1, 2002, the full results of its operations have been included in Integral’s statements of operation for the three months and nine months ended June 30, 2003 respectively. Unaudited pro forma information provided below has been prepared to reflect the acquisition of RT Logic by the Company as if it had occurred on October 1, 2001. The unaudited pro forma financial information is not necessarily indicative of the results of operations that may have actually occurred had the acquisition occurred on the dates specified, or of the future results of the combined companies.

	Three Months Ended June 30, 2002 (unaudited) (in thousands, except Net Income per Share)	Nine Months Ended June 30, 2002 (unaudited) (in thousands, except Net Income per Share)
Revenues	$18,281	$46,539
Net Income	$1,001	$2,070
Net Income per Share (Basic)	$0.10	$0.21
Net Income per Share (Diluted)	$0.10	$0.21

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

6.	Stock-Based Compensation

The Company recognizes expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any.

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148), the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$171,894	$959,708	$2,506,456	$2,009,412
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	459,812	337,976	1,301,245	833,925
Add: Stock-based employee compensation included in net income	0	0	0	0

Pro forma net income (loss)	$(287,918)	$621,732	$1,205,211	$1,175,487

Earnings per share:
As reported—basic	$0.02	$0.10	$0.26	$0.22
—dilutive	$0.02	$0.10	$0.26	$0.22
Pro forma —basic	$(0.03)	$0.07	$0.12	$0.13
—dilutive	$(0.03)	$0.07	$0.12	$0.13

These proforma amounts are not necessarily indicative of future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of the additional stock options issued in future years.

7.	Foreign Currency Exchange Contracts

The Company periodically uses foreign currency exchange contracts to hedge risk associated with its European long-term contracts. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” all derivative instruments must be recorded on the balance sheet as an asset or liability with any gain or loss recorded as a component of accumulated other comprehensive income until recognized in earnings. The fair value of the exchange contracts is based upon quoted market prices. For the nine months ended June 30, 2003, the Company recorded as accumulated other comprehensive income an unrealized loss of $45,785. The Company also recorded a realized loss of $14,000 during the same period.

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

8.	Impairment of Marketable Securities

The Company classifies its investments in marketable equity and debt securities as available for sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Investments are carried at fair market value, with unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income (loss), net of any related tax effect.

During the quarter ended June 30, 2003 the Company recorded other expense of approximately $1.4 million related to its investment in the common stock of Loral Space and Communications Ltd (LOR). LOR filed a voluntary petition for bankruptcy under Chapter 11 of the Federal bankruptcy code on July 15, 2003. As a result of this filing, the Company believes that its investment in this entity has been permanently impaired and has written down its carrying value to $54,969 as of June 30, 2003.

9.	Business Segment Information

With the acquisition of RT Logic, the Company now operates in four business segments:

•	satellite ground systems;
•	satellite and terrestrial communications signal monitoring (CSM);
•	equipment monitoring and control; and
•	space communication systems.

Integral Systems, Inc. and ISI Europe build satellite ground systems for command and control, integration and test, data processing, and simulation.

Through its wholly owned subsidiary SAT, the Company offers turnkey systems and software for satellite and terrestrial communications signal monitoring.

The Company provides equipment monitoring and control software to satellite operators and the telecommunications industry through its wholly owned subsidiary Newpoint (acquired January 2002).

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

Summarized financial information by business segment is as follows:

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

9.	Business Segment Information (continued)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002[1]
Revenue
Satellite ground systems	$13,054,487	$12,238,268	$41,769,384	$30,336,758
Satellite ground systems—intercompany	209,302	202,697	845,532	410,680
Satellite & terrestrial CSM	652,948	1,033,643	2,242,485	3,142,735
Satellite & terrestrial CSM—intercompany	15,000	N/A	15,753	N/A
Equip. monitoring & control	344,064	1,167,672	1,718,061	1,775,076
Equip. monitoring & control—intercompany	36,586	N/A	36,586	N/A
Space communication systems	5,290,330	N/A	13,138,276	N/A
Space communication systems—intercompany	525,337	N/A	1,932,082	N/A
Elimination of Interco. Sales	(786,225)	(202,697)	(2,829,953)	(410,680)

Total Revenue	$19,341,829	$14,439,583	$58,868,206	$35,254,569

Operating Income
Satellite ground systems	$368,894	$1,054,394	$2,590,395	$2,201,022
Satellite ground systems—intercompany	(1,569)	8,334	1,243	8,557
Satellite & terrestrial CSM	(480,899)	(532,680)	(1,316,675)	(729,979)
Satellite & terrestrial CSM—intercompany	14,690	N/A	14,690	N/A
Equip. monitoring & control	(294,975)	(135,002)	(642,469)	(274,250)
Space communication systems	1,855,963	N/A	4,389,608	N/A
Space communication systems—intercompany	N/A	N/A	(10)	N/A
Elimination of intercompany	(13,121)	(8,334)	(15,923)	(8,557)

Total Operating Income	$1,448,983	$386,712	$5,020,859	$1,196,793

Total Assets
Satellite ground systems			$76,434,848	$90,491,045
Satellite & terrestrial CSM			3,962,446	3,779,378
Equip. monitoring & control			4,093,966	4,575,711
Space communication systems			35,309,345	N/A
Elimination of intercompany Accounts receivable			(9,622,172)	(5,175,177)

Total Assets			$110,178,433	$93,670,957

1.	Includes five (5) months ended June 30, 2002 for the equipment monitoring and control business segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In March 2001, the Company formed a wholly owned subsidiary, ISI Europe, with headquarters in Toulouse, France. ISI Europe serves as the focal point for the support of all of Integral’s European business.

On January 30, 2002, the Company acquired Newpoint. Newpoint provides equipment monitoring and control software to satellite operators and the telecommunications industry.

In October 2002, the Company acquired RT Logic. RT Logic manufactures telemetry processing components and systems for military applications, including tracking stations, control centers, and range operations.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Results of Operations

The components of the Company’s income statement as a percentage of revenue are depicted in the following table for the three months ended June 30, 2003 and June 30, 2002:

	Three Months Ended June 30,
	2003	% of Revenue	2002	% of Revenue
	(in thousands)		(in thousands)
Revenue	$19,342	100.0	$14,440	100.0
Cost of Revenue	12,995	67.2	10,804	74.8

Gross Margin	6,347	32.8	3,636	25.2
Operating Expenses
Selling, General & Admin. (SG&A)	3,068	15.9	2,674	18.5
Research and Development	760	3.9	(3)	0.0
Product Amortization	747	3.8	547	3.8
Amortization—Intangible Assets	323	1.7	31	0.2

Income from Operations	1,449	7.5	387	2.7
Other Income (Expense) (net)
Impairment of Marketable Securities	(1,364)	(7.0)	0	0.0
Other Income (Expense)	145	0.7	938	6.5

Income Before Income Taxes	230	1.2	1,325	9.2
Income Taxes	58	0.3	365	2.5

Net Income	$172	0.9	$960	6.7

Revenue

The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts that are funded by the U.S. Government as well as commercial and international organizations.

Internally, the Company classifies revenues in two separate categories on the basis of the contracts’ procurement and development requirements: (i) contracts which require compliance with Government procurement and development standards are classified as government revenue, and (ii) contracts conducted according to commercial practices are classified as commercial revenue, regardless of whether the end customer is a commercial or government entity. Sales of the Company’s COTS products are classified as commercial revenue. Revenues attributable to SAT, Newpoint, and ISI Europe are also classified as commercial revenue.

For the three months ended June 30, 2003 and 2002, the Company’s revenues were generated from the following sources:

	Three Months Ended June 30,
Revenue Type	2003	2002
Commercial Revenue
Commercial Users	22%	42%
U.S. Government Users	0	0

Subtotal	22	42

Government Revenue
NOAA	20	24
Air Force	51	28
Other U.S. Government Users	7	6

Subtotal	78	58

Total	100%	100%

Based on the Company’s revenue categorization system, the Company classified 22% of its revenue as commercial revenue with the remaining 78% classified as government revenue for the three months ended June 30, 2003. For the three months ended June 30, 2002, the Company classified 42% of its revenue as commercial revenue with the remaining 58% classified as government revenue. By way of comparison, if the revenues were classified strictly according to end user (independent of the Company’s internal revenue categorization system), the U.S. Government would account for 78% and 58% of the total revenues for the three months ended June 30, 2003 and 2002, respectively.

On a consolidated basis, revenue increased 34.0%, or $4.9 million, to $19.3 million for the three months ended June 30, 2003, from $14.4 million for the three months ended June 30, 2002. Revenue for the three-month periods ended June 30, 2003 and 2002 for each of the Company’s segments is shown in the following table:

Segment	Three Months Ended June 30, 2003 (in thousands)	Three Months Ended June 30, 2002 (in thousands)	Increase/ (Decrease) (in thousands)
Revenue
Satellite Ground Systems (Integral)	$13,264	$12,441	$823
Satellite & Terrestrial CSM (SAT)	668	1,034	(366)
Equip. Monitoring & Control (Newpoint)	381	1,168	(787)
Space Communication Systems (RT Logic)	5,815	0	5,815
Elimination	(786)	(203)	(583)
Total Revenue	$19,342	$14,440	$4,902

Revenue increases in the Company’s Satellite Ground Systems segment pertain to increased sales volume as a result of the Company’s contract awards with the U.S. Air Force (specifically the CCS-C and SCNC programs) that were made in the Spring of 2002. Revenue levels for SAT and Newpoint were down 35% and 67% respectively in the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002. Revenue decreases at SAT and Newpoint generally relate to a decreased backlog of orders, decreased bookings of new orders and overall poor market conditions in the commercial satellite market.

RT Logic was acquired subsequent to June 30, 2002, so the Company reported no revenue for the Space Communication Systems segment for the three-month period then ended.

Cost of Revenue/Gross Margin

The Company computes gross margin by subtracting cost of revenue from revenue. Included in cost of revenue are direct labor expenses, overhead charges associated with the Company’s direct labor base and other costs that can be directly related to specific contract cost objectives, such as travel, consultants, equipment, subcontracts and other direct costs.

Gross margins on contract revenues vary depending on the type of product or service provided. Generally, license revenues related to the sale of the Company’s COTS products have the greatest gross margins because of the minimal associated marginal costs to produce. By contrast, gross margins rates for equipment and subcontract pass-throughs seldom exceed 15%. Engineering service gross margins typically range between 20% and 40%. These definitions and ratios generally apply across all segments.

During the three months ended June 30, 2003, cost of revenue increased by 20.3%, or $2.2 million, compared to the same period during the prior year, increasing from $10.8 million during the three months ended June 30, 2002 to $13.0 million during the three months ended June 30, 2003. Gross margin increased from $3.6 million to $6.3 million, an increase of $2.7 million, or 74.6%, during the periods being compared. Cost of revenue and gross margin for the three months ended June 30, 2003 and 2002 for each of the Company’s segments are shown in the following table:

Segment	Three Months Ended June 30, 2003 (in thousands)	Three Months Ended June 30, 2002 (in thousands)	Increase/ (Decrease) (in thousands)
Cost of Revenue
Satellite Ground Systems (Integral)	$10,426	$9,464	$962
Satellite & Terrestrial CSM (SAT)	367	575	(208)
Equip. Monitoring & Control (Newpoint)	310	944	(634)
Space Communication Systems (RT Logic)	2,645	0	2,645
Elimination	(753)	(179)	(574)
Total Cost of Revenue	$12,995	$10,804	$2,191

Gross Margin
Satellite Ground Systems (Integral)	$2,838	$2,977	$(139)
Satellite & Terrestrial CSM (SAT)	301	459	(158)
Equip. Monitoring & Control (Newpoint)	71	224	(153)
Space Communication Systems (RT Logic)	3,170	0	3,170
Elimination	(33)	(24)	(9)
Total Gross Margin	$6,347	$3,636	$2,711

Cost of Revenue increases exceeded revenue increases for the Company’s Satellite Ground Systems segment during the periods compared, resulting in a lower gross margin for the current period. The lower gross margin for the segment is primarily attributable to three factors, all of which are believed to be non-recurring in nature:

•	An overrun on a fixed price contract with NOAA amounting to approximately $240,000 in the current quarter
•	Lower quarterly license revenues compared to the same quarter last fiscal year
•	Cost growth on certain commercial fixed price contracts resulting in lower gross margins during the current quarter

As a result of the above, gross margin as a percentage of revenue for the Satellite Ground Systems segment declined from 23.9% to 21.4%. The decrease in Gross Margin at SAT and Newpoint is due to the decrease in revenue which more than offset the decline in Cost of Revenue for these segments during the current period.

RT Logic was acquired subsequent to June 30, 2002, so the Company reported no cost of revenue or gross margin for the Space Communication Systems segment for the three-month period then ended.

Operating Expenses

Operating Expenses for the three months ended June 30, 2003 and 2002 for each of the Company’s segments are shown in the following table:

Segment	Three Months Ended June 30, 2003 (in thousands)	Three Months Ended June 30, 2002 (in thousands)	Increase/ (Decrease) (in thousands)
Operating Expenses
Satellite Ground Systems (Integral)
SG&A	$1,831	$1,467	$364
R&D	43	(3)	46
Amortization	597	450	147
Total Satellite Ground Systems (Integral)	2,471	1,914	557
Satellite & Terrestrial CSM (SAT)
SG&A	295	894	(599)
R&D	321	0	321
Amortization	151	97	54
Total Satellite & Terrestrial CSM (SAT)	767	991	(224)
Equip. Monitoring & Control (Newpoint)
SG&A	334	328	6
R&D	0	0	0
Amortization	31	31	0
Total Equip. Monitoring & Control (Newpoint)	365	359	6
Space Communication Systems (RT Logic)
SG&A	629	0	629
R&D	394	0	394
Amortization	291	0	291
Total Space Communication Systems (RT Logic)	1,314	0	1,314
Elimination	(19)	(15)	(4)
Total Operating Expenses	$4,898	$3,249	$1,649

In the Company’s Satellite Ground Systems segment, SG&A expenses increased by approximately $360,000 during the periods being compared. The increase principally pertains to increased marketing and proposal costs relating to new Air Force opportunities. As a percentage of revenue, SG&A for this segment represented 13.8% of revenue in the current period compared to 11.8% of revenue during the three months ended June 30, 2002. R&D expenses for this segment were immaterial for both three-month periods. Product amortization has increased by almost $150,000 during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 due to higher capitalized development costs related to the Company’s EPOCH product line.

At SAT, period-to-period SG&A costs are down approximately $600,000 due to cost cutting measures implemented by the Company and due to severance expenses that were recorded during the third quarter last fiscal year which did not recur during the current three-month period. SAT also recorded a bad debt expense amounting to $315,000 during the third quarter of last fiscal year. There was no comparable bad debt entry in the current quarter. R&D expenses have increased from zero to more than $320,000 between the periods compared. The increase in current period R&D expenses was due to efforts related to new development on SAT’s signal monitoring capabilities. Costs associated with such efforts had been capitalized last fiscal year but are not eligible for capitalization in the current fiscal year. Product amortization increased by more than $50,000 during the periods compared due to higher capitalized development costs.

Newpoint’s current period SG&A expenses are flat relative to last year’s third quarter SG&A expenses.

RT Logic was acquired subsequent to June 30, 2002, so the Company reported no operating expenses for the Space Communication Systems segment for the three-month period then ended.

The current period amortization expenses for both Newpoint and RT Logic relate to the amortization of intangible assets that arose from purchase accounting entries made at the time of each company’s acquisition by the Company.

Income from Operations

Income from Operations for the three months ended June 30, 2003 and 2002 for each of the Company’s segments is shown in the following table:

Segment	Three Months Ended June 30, 2003 (in thousands)	Three Months Ended June 30, 2002 (in thousands)	Increase/ (Decrease) (in thousands)
Income from Operations
Satellite Ground Systems (Integral)	$367	$1,063	$(696)
Satellite & Terrestrial CSM (SAT)	(466)	(532)	66
Equip. Monitoring & Control (Newpoint)	(294)	(135)	(159)
Space Communication Systems (RT Logic)	1,856	0	1,856
Elimination	(14)	(9)	(5)
Total Income from Operations	$1,449	$387	$1,062

Income from operations during the periods compared decreased by almost $700,000 in the Company’s Satellite Ground Systems segment as a result of decreased gross margins described above coupled with increased operating expenses. Operating losses at SAT decreased slightly due to lower operating expenses during the three months ended June 30, 2003 compared to the same period last fiscal year. Newpoint’s increased operating losses are related to overall depressed conditions in the commercial satellite market, and resultant lower revenue and gross margin amounts. Although results for RT Logic were not included with the results for the Company for the three months ended June 30, 2002, the current quarter is the most profitable in RT Logic’s history. For comparison purposes, RT logic recorded approximately $411,000 of operating income during the three months ended June 30, 2002.

Other Income/Expense

During the quarter ended June 30, 2003 the Company recorded other expense of approximately $1.4 million related to its investment in the common stock of Loral Space and Communications Ltd (LOR). LOR filed a voluntary petition for bankruptcy under Chapter 11 of the Federal bankruptcy code on July 15, 2003. As a result of this filing, the Company believes that its investment in this entity has been permanently impaired and has written down its carrying value to $54,969 as of June 30, 2003.

During the three months ended June 30, 2003, the Company also recorded $156,000 of interest income compared to $224,000 of interest income recorded for the three months ended June 30, 2002. The decrease is due to the general decline in interest rates in response to cuts by the Federal Reserve Board and due to the Company’s reduction in interest generating capital resulting from the repurchase of approximately $6.3 million of Company stock in September and October of 2002 and the payment of $13.75 million of cash used to purchase RT Logic.

The Company recorded approximately $731,000 of gains on the sale of marketable equity securities during the three months ended June 30, 2002 compared to $28,000 of such gains in the current three-month period.

Income Before Income Taxes/Net Income

Income before income taxes decreased by approximately $1.1 million to $230,000 from $1.3 million between the two periods being compared principally due to the declines in other income (principally the LOR write-off) described above.

The Company’s effective tax rate slightly decreased from 27.6% for the three months ended June 30, 2002 to 25.4% for the three months ended June 30, 2003.

As a result of the above, net income decreased to approximately $172,000 during the three months ended June 30, 2003 from approximately $960,000 during the three months ended June 30, 2002.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002

Results of Operations

The components of the Company’s income statement as a percentage of revenue are depicted in the following table for the nine months ended June 30, 2003 and June 30, 2002:

	Nine Months Ended June 30,
	2003	% of Revenue	2002	% of Revenue
	(in thousands)		(in thousands)
Revenue	$58,868	100.0	$35,254	100.0
Cost of Revenue	40,031	68.0	25,454	72.2

Gross Margin	18,837	32.0	9,800	27.8
Operating Expenses
Selling, General & Admin. (SG&A)	8,739	14.9	6,727	19.1
Research and Development	1,868	3.2	203	0.6
Product Amortization	2,242	3.8	1,642	4.6
Amortization-Intangible Assets	967	1.6	31	0.1

Income from Operations	5,021	8.5	1,197	3.4
Other Income (Expense)
Impairment of Marketable Securities	(1,364)	(2.3)	0
Other Income (Expense)	216	0.4	1,704	4.8

Income Before Income Taxes	3,873	6.6	2,901	8.2
Income Taxes	1,367	2.3	892	2.5

Net Income	$2,506	4.3	$2,009	5.7

For the nine months ended June 30, 2003 and 2002, the Company’s revenues were generated from the following sources:

	Nine Months Ended June 30,
Revenue Type	2003	2002
Commercial Revenue
Commercial Users	24%	46%
U.S. Government Users	0	0

Subtotal	24	46

Government Revenue
NOAA	20	33
Air Force	49	15
Other U.S. Government Users	7	6

Subtotal	76	54

Total	100%	100%

Based on the Company’s revenue categorization system, the Company classified 24% of its revenue as commercial revenue with the remaining 76% classified as government revenue for the nine months ended June 30, 2003. For the nine months ended June 30, 2002, the Company classified 46% of its revenue as commercial revenue with the remaining 54% classified as government revenue. By way of comparison, if the revenues were classified strictly according to end user (independent of the Company’s internal revenue categorization system), the U.S. Government would account for 76% and 54% of the total revenues for the nine months ended June 30, 2003 and 2002, respectively.

On a consolidated basis, revenue increased 67.0%, or $23.6 million, to $58.9 million for the nine months ended June 30, 2003, from $35.3 million for the nine months ended June 30, 2002. Revenue for the nine-month periods ending June 30, 2003 and 2002 for each of the Company’s segments is shown in the following table:

Segment	Nine Months Ended June 30, 2003 (in thousands)	Nine Months Ended June 30, 2002[1] (in thousands)	Increase/ (Decrease) (in thousands)
Revenue
Satellite Ground Systems (Integral)	$42,615	$30,748	$11,867
Satellite & Terrestrial CSM (SAT)	2,258	3,143	(885)
Equip. Monitoring & Control (Newpoint)	1,755	1,775	(20)
Space Communication Systems (RT Logic)	15,070	0	15,070
Elimination	(2,830)	(412)	(2,418)
Total Revenue	$58,868	$35,254	$23,614

1.	Includes only five (5) months of revenue for the equipment monitoring and control business segment because Newpoint was acquired by the Company on January 31, 2002.

Revenue increases in the Company’s Satellite Ground Systems segment pertain to increased sales volume as a result of the Company’s contract awards with the U.S. Air Force (specifically the CCS-C and SCNC programs) that were made in the Spring of 2002.

Revenue decreases at SAT relate to a decreased backlog of orders at September 30, 2002, decreased bookings of new orders and overall poor market conditions in the commercial satellite market. Since December 31, 2002, bookings for new orders at SAT have improved, but not enough to bring year-to-date revenue in line with last year’s amounts.

Current period revenue for Newpoint is for a nine-month duration while last year’s revenue for Newpoint, which was acquired by the Company on January 31, 2002, only involved five months of activity. Similar to SAT, Newpoint revenue is down on a year-to-year basis if we were to prorate last year’s results for the full nine-month period. Revenue decreases at SAT and Newpoint generally relate to a decreased backlog of orders, decreased bookings of new orders and overall poor market conditions in the commercial satellite market.

RT Logic was acquired subsequent to June 30, 2002, so the Company reported no revenues for the Space Communication Systems segment for the nine-month period then ended.

Cost of Revenue/Gross Margin

During the nine months ended June 30, 2003, cost of revenue increased by 57.3%, or $14.6 million, compared to the same period during the prior year, increasing from $25.4 million during the nine months ended June 30, 2002 to $40.0 million during the nine months ended June 30, 2003. Gross margin increased from $9.8 million to $18.8 million, an increase of $9.0 million, or 92.2%, during the periods being compared. Cost of revenue and gross margin for the nine months ended June 30, 2003 and 2002 for each of the Company’s segments are shown in the following table:

Segment	Nine Months Ended June 30, 2003 (in thousands)	Nine Months Ended June 30, 2002[1] (in thousands)	Increase/ (Decrease) (in thousands)
Cost of Revenue
Satellite Ground Systems (Integral)	$33,090	$22,430	$10,660
Satellite & Terrestrial CSM (SAT)	1,249	1,967	(718)
Equip. Monitoring & Control (Newpoint)	1,381	1,417	(36)
Space Communication Systems (RT Logic)	7,079	0	7,079
Elimination	(2,768)	(360)	(2,408)
Total Cost of Revenue	$40,031	$25,454	$14,577

Gross Margin
Satellite Ground Systems (Integral)	$9,525	$8,318	$1,207
Satellite & Terrestrial CSM (SAT)	1,009	1,176	(167)
Equip. Monitoring & Control (Newpoint)	374	358	16
Space Communication Systems (RT Logic)	7,991	0	7,991
Elimination	(62)	(52)	(10)
Total Gross Margin	$18,837	$9,800	$9,037

1.	Includes only five (5) months activity for the equipment monitoring and control business segment because Newpoint was acquired by the Company on January 31, 2002.

Cost of revenue and gross margin increases during the periods compared for the Company’s Satellite Ground Systems segment primarily relate to the increases in revenue from this segment, although gross margin as a percentage of revenue for this segment declined from 27.1% to 22.4% as result of a higher content of equipment and subcontract pass-through business principally on the Company’s Air Force contracts during the current nine-month period compared to the nine months ended June 30, 2002. Further, the segment’s gross margin and gross margin percentage were negatively impacted by the contract overrun with NOAA described in the quarter-to-quarter comparison above.

The decreases in cost of revenue and gross margin at SAT during the periods compared are related to the revenue decline for this segment. Gross margin at Newpoint is flat on a year-to-year basis, as are revenues. However, the Newpoint revenue, cost of revenue and gross margin totals for the period ended June 30, 2002 only represent five months of activity as Newpoint was not acquired by the Company until January 31, 2002.

RT Logic was acquired subsequent to June 30, 2002, so the Company reported no costs of revenue or gross margin for this segment for the nine-month period then ended.

Operating Expenses

Operating Expenses for the nine months ended June 30, 2003 and 2002 for each of the Company’s segments are depicted in the following table:

Segment	Nine Months Ended June 30, 2003 (in thousands)	Nine Months Ended June 30, 2002[1] (in thousands)	Increase/ (Decrease) (in thousands)
Operating Expenses
Satellite Ground Systems (Integral)
SG&A	$5,032	$4,554	$478
R&D	111	203	(92)
Amortization	1,790	1,351	439
Total Satellite Ground Systems	6,933	6,108	825
Satellite & Terrestrial CSM (SAT)
SG&A	922	1,615	(693)
R&D	937	0	937
Amortization	452	291	161
Total Satellite & Terrestrial CSM (SAT)	2,311	1906	405
Equip. Monitoring & Control (Newpoint)
SG&A	922	601	321
R&D	0	0	0
Amortization	94	31	63
Total Equip. Monitoring & Control (Newpoint)	1,016	632	384
Space Communication Systems (RT Logic)
SG&A	1,909	0	1,909
R&D	819	0	819
Amortization	873	0	873
Total Space Communication Systems (RT Logic)	3,601	0	3,601
Elimination	(45)	(43)	(2)
Total Operating Expenses	$13,816	$8,603	$5,213

1.	Includes only five (5) months activity for the equipment monitoring and control business segment because Newpoint was acquired by the Company on January 31, 2002.

In the Company’s Satellite Ground Systems segment, SG&A expenses increased during the periods compared by approximately $480,000 principally because of marketing efforts related to the Company’s new SKYLIGHT product and increases in the Company’s corporate staff (and resulting payroll expense) necessary to manage a considerably larger operation compared to last fiscal year. As a percentage of revenue, SG&A for this segment only represented 11.8% of revenue in the current period compared to 14.8% of revenue during the nine months ended June 30, 2002.

R&D expenses for the nine months ended June 30, 2002 primarily related to Air Force projects that have ended, while current period R&D expenses relate to SKYLIGHT efforts. Product amortization has increased by almost $440,000 due to higher capitalized development costs related to the Company’s EPOCH product line.

At SAT, period-to-period SG&A costs are down approximately $690,000 due to cost reductions implemented at the end of last fiscal year and because $315,000 of bad debt expense recorded during the nine months ended June 30, 2002 did not recur during the current nine month period. R&D expenses have increased from zero to more than $935,000. The increase in current period R&D expenses was due to efforts related to new development on SAT’s signal monitoring capabilities. Costs associated with such efforts had been capitalized last fiscal year but are not eligible for capitalization in the current fiscal year. Product amortization increased by more than $160,000 during the periods compared due to higher capitalized development costs.

SG&A expenses at Newpoint are higher by approximately $320,000 for the current nine-month period than they were last fiscal year because last year’s results only included five months of activity for Newpoint, which was not acquired by the Company until January 31, 2002.

RT Logic was acquired subsequent to June 30, 2002, so the Company reported no operating expenses for this segment for the nine-month period then ended.

The current period amortization expenses for both Newpoint and RT Logic relate to the amortization of intangible assets that arose from purchase accounting entries made at the time of each company’s acquisition by the Company.

Income from Operations

Income from Operations for the nine months ended June 30, 2003 and 2002 for each of the Company’s segments is shown in the following table:

Segment	Nine Months Ended June 30, 2003 (in thousands)	Nine Months Ended June 30, 2002[1] (in thousands)	Increase/ (Decrease) (in thousands)
Income from Operations
Satellite Ground Systems (Integral)	$2,592	$2,210	$382
Satellite & Terrestrial CSM (SAT)	(1,302)	(730)	(572)
Equip. Monitoring & Control (Newpoint)	(642)	(274)	(368)
Space Communication Systems (RT Logic)	4,390	0	4,390
Elimination	(17)	(9)	(8)
Income from Operations	$5,021	$1,197	$3,824

1.	Includes only five (5) months activity for the equipment monitoring and control business segment because Newpoint was acquired by the Company on January 31, 2002.

Income from operations during the periods compared increased by approximately $380,000 in the Company’s Satellite Ground Systems segment as a result of increased revenues and gross margins principally due to the Air Force programs described above. Operating losses at SAT during the nine months ended June 30, 2003 have increased by approximately $570,000. The increased losses have resulted from revenue declines due to depressed conditions in the commercial satellite market and increased R&D and amortization expenses period to period described above. Newpoint’s losses have also increased and like SAT are also related to overall depressed conditions in the commercial satellite market. Newpoint’s losses were not as severe as SAT’s since Newpoint’s market is not as dependent on satellite operators. Although results for RT Logic were not included with the results for the Company for the nine months ended June 30, 2002, the current nine-month period is the most profitable in RT Logic’s history. For comparison purposes, RT logic recorded approximately $1.2 million of operating income during the nine months ended June 30, 2002.

Other Income/Expense

During the nine months ended June 30, 2003, the Company recorded other expense of approximately $1.4 million related to its investment in the common stock of LOR. LOR filed a voluntary petition for bankruptcy under Chapter 11 of the Federal bankruptcy code on July 15, 2003. As a result of this filing, the

Company believes that its investment in this entity has been permanently impaired and has written down its carrying value to $54,969 as of June 30, 2003.

During the nine months ended June 30, 2003, the Company recorded $460,000 of interest income compared to $695,000 of interest income recorded for the nine months ended June 30, 2002. The decrease is due to the general decline in interest rates in response to cuts by the Federal Reserve Board and due to the Company’s reduction in interest generating capital resulting from the repurchase of approximately $6.3 million of Company stock in September and October of 2002 and the payment of $13.75 million of cash used to purchase RT Logic.

The Company also recorded approximately $1.1 million of gains on the sale of marketable equity securities during the nine months ended June 30, 2002, and only recorded approximately $36,000 of such gains during the current nine-month period.

Income Before Income Taxes/Net Income

Income before income taxes increased by approximately $1.0 million to $3.9 million from $2.9 million between the two periods being compared principally due to the increase in operating income, which was partially offset by declines in other income (principally the LOR write-off) described above.

The Company’s effective tax rate increased from 30.7% for the nine months ended June 30, 2002 to 35.3% for the nine months ended June 30, 2003. The increase was primarily a result of a lower percentage of tax-free interest income compared to operating income recorded in the current nine-month period compared to the prior year’s nine-month period.

As a result of the above, net income increased to approximately $2.5 million during the nine months ended June 30, 2003 from approximately $2.0 million during the nine months ended June 30, 2002.

OUTLOOK

This outlook section contains forward-looking statements, all of which are based on current expectations. There is no assurance that the Company’s projections will in fact be achieved and these projections do not reflect any acquisitions or divestitures which may occur in the future. Reference should be made to the various important factors listed under the heading “Forward-Looking Statements” that could cause actual future results to differ materially.

At this time, the Company has a backlog of work to be performed and it may receive additional contract awards based on proposals in the pipeline, although the estimated backlog under the Company’s government contracts is not necessarily indicative of revenues that will actually be realized under the contract. Management believes that operating results for future periods will improve based on the following assumptions:

•	Demand for satellite technology and related products and services will continue to expand; and

•	Sales of its software products and engineering services will continue to increase.

Looking forward to fiscal year 2003 in its entirety, the Company had originally reported guidance, anticipating growth in revenue, net income, and fully diluted earnings per common share of approximately 50% over fiscal year 2002 levels. Anticipated growth in net income and earnings per share for fiscal year 2003 would have been much greater were it not for fiscal year 2002 gains on marketable securities of approximately $1.2 million which were not forecasted for fiscal year 2003. The Company had also anticipated that operating income for fiscal year 2003 would be almost triple the amounts recorded in fiscal year 2002, increasing from $1.8 million in fiscal year 2002 to approximately $5.4 million in fiscal year 2003.

Based on operating results through the first three quarters of the fiscal year (i.e., through June 30, 2003), the Company now believes that, despite the write-off taken during the third quarter for its investment in LOR (i.e. approximately $1.4 million before tax effect), results for the full fiscal year ending September 30, 2003 will be in line with its original guidance for revenue, net income and fully diluted earnings per common share. It is also now anticipated that operating income for the full fiscal year will be better than originally announced and will be closer to four times fiscal year 2002 operating income rather than triple that amount as previously announced (i.e. $7.2 million instead of $5.4 million).

LIQUIDITY AND CAPITAL RESOURCES

Since the Company’s inception in 1982, it has been profitable on an annual basis and has generally financed its working capital needs through internally generated funds, supplemented by borrowings under the Company’s general line of credit facility with a commercial bank and the proceeds from the Company’s initial public offering in 1988. In June 1999, the Company supplemented its working capital position by raising approximately $19.7 million (net) through the private placement of approximately 1.2 million shares of its common stock. In February 2000, the Company raised an additional $40.9 million (net) for use in connection with potential acquisitions and other general corporate purposes through the private placement of 1.4 million additional shares of its common stock. With respect to the capital raised in the private placements, at June 30, 2003, $19.4 million was invested in variable rate State of Maryland debt securities, $10.0 million was invested in Banc of America Preferred Funding Corporation “Dividends Received Eligible Auction Market” preferred stock (“DREAMS”), and $700,000 was invested in common stock of independent third party companies.

For the nine months ended June 30, 2003, the Company generated approximately $8.0 million of cash from operating activities and $5.3 million in investing activities. Included in the $5.3 million of investing activities is approximately $1.7 million used for newly capitalized software development costs and $1.0 million for the purchase of fixed assets. The Company also repurchased $6.3 million of its common stock during the period.

The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company’s billed and unbilled accounts receivable and has certain financial covenants, including minimum net worth and liquidity ratios. The line expires February 29, 2004. The Company had no balance outstanding at June 30, 2003 under the line of credit.

The Company also has access to a $2.0 million equipment lease line of credit that had a balance of approximately $100,000 at June 30, 2003.

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

The Company believes that inflation did not have a material impact on the Company’s revenues or income from operations during the nine months ended June 30, 2003 or in past fiscal years.

FORWARD LOOKING STATEMENTS

Certain of the statements contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, in other parts of this 10-Q, and in this section, including those under the headings “Outlook” and “Liquidity and Capital Resources,” are forward looking. In addition, from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “believe”, “expect”, “anticipate”, “estimate”, “continue”, or other similar words, including statements as to the intent, belief, or current expectations of the Company and its directors, officers, and management with respect to the Company’s future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. While the Company believes that these statements are and will be accurate, a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s statements. The Company’s business is dependent upon general economic conditions and upon various conditions specific to its industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may affect the Company’s business, other than those described elsewhere herein or in our other filings with the Securities and Exchange Commission (the “Commission” or the “SEC”), include the following:

•	A significant portion of the Company’s revenue is derived from contracts or subcontracts funded by the U.S. Government, which are subject to termination without cause, government regulations and audits, competitive bidding, and the budget and funding process of the U.S. Government.

•	The presence of competitors with greater financial resources and their strategic response to the Company’s services.

•	The potential obsolescence of the Company’s services due to the introduction of new technologies.

•	The response of customers to the Company’s marketing strategies and services.

•	The Company’s commercial contracts are subject to strict performance and other requirements.

•	The Company’s ability to manage effectively any continued growth.

•	The intense competition in the satellite ground system industry.

•	The Company’s dependency on the satellite industry for most of its revenue.

•

Risks related to the Company’s acquisition strategy. In particular, the Company may not be able to find any attractive candidates or it may find that the acquisition terms proposed by potential acquisition candidates are not favorable to the Company. In addition, the Company may compete with other companies for these acquisition candidates, which competition may make an acquisition more expensive for the Company. If the Company is unable to identify and acquire any suitable candidates, the Company may not be able to find alternative uses for the cash proceeds of its previous private placements that improve the Company’s business, financial conditions, or results of operations to the extent that an acquisition could. In addition, the integration of the acquired business or businesses, including SAT, Newpoint and RT Logic, may be costly and may result in a decrease in the value of the Company’s common stock for the following reasons, among others:

•	the Company may not adequately assess the risks inherent in a particular acquisition candidate or correctly assess the candidate’s potential contribution to the Company’s financial performance;

•	the Company may need to divert more management resources to integration than it planned, which may adversely affect its ability to pursue other more profitable activities;

•	the difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate backgrounds and combining different corporate cultures;

•	the Company may not eliminate as many redundant costs as it anticipated in selecting acquisition candidates; and

•	an acquisition candidate may have liabilities or adverse operating issues that the Company failed to discover through its due diligence prior to the acquisition.

•	The Company may be exposed to product liability or related claims with respect to its products.

•	The Company’s products may become obsolete due to rapid technological change in the satellite industry.

•	The Company’s business is subject to risks associated with international transactions.

•	The Company depends on attracting and retaining highly skilled professional staff, and the Company depends on the services of its key personnel.

•	The Company depends on its intellectual property rights and risks having those rights infringed.

•	The market price of the Company’s common stock may be volatile.

•	The Company’s quarterly results may vary significantly from quarter to quarter.

•	Changes in activity levels in the Company’s core markets.

While sometimes presented with numerical specificity, these forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which although considered reasonable by the Company, may not be realized. Because of the number and range of the assumptions underlying the Company’s forward-looking statements, many of which are subject to significant uncertainties and contingencies beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this document. These forward-looking statements are based on current information and expectation, and the Company assumes no obligation to update. The actual experience of the Company and the results achieved during the period covered by any particular forward-looking statement may vary materially. Therefore, these forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates will be realized. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While the Company currently does not have significant European operations, our customer base is expanding outside the U.S. and therefore certain contracts now and in the future will likely be denominated in currencies other than the U.S. dollar. As a result, the Company’s financial results could be affected by factors such as foreign currency exchange rates for contracts denominated in currencies other than the U.S. dollar. To mitigate the effect of changes in foreign currency exchange rates, the Company may hedge this risk by entering into forward foreign currency contracts. As of June 30, 2003, virtually all of our contracts are denominated in U.S. dollars. Three contracts were denominated in Euros that were hedged. As we enter into new foreign currency based contracts in the future, we may employ similar hedging contracts. The fair value of our hedge at June 30, 2003 reflected an unrealized loss of $45,785.

ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the end of the fiscal quarter subject to this quarterly report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

b.	Changes in internal controls

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer. Based upon that evaluation, the Company concluded that there was no change in the Company’s internal control over financial reporting during this period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the principal executive officer and principal financial officer, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on April 16, 2003. The following matters were voted on by stockholders, and received the votes indicated:

a.	The stockholders elected the following individuals to the Board of Directors:

Director	For	Against	Abstain	Broker Non-Votes
Steven R. Chamberlain	7,829,280	347,514	46,027	1,486,717
Thomas L. Gough	7,829,280	347,514	46,027	1,486,717
Bonnie K. Wachtel	8,045,582	131,212	46,027	1,486,717
Dominic Laiti	8,057,582	119,212	46,027	1,486,717
R. Doss McComas	8,056,732	120,062	46,027	1,486,717

b.	The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending September 30, 2003:

For	Against	Abstain	Broker Non-Votes
8,182,228	32,885	7,708	1,486,717

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

3.1	Articles of Restatement of the Company (Incorporated by reference to the Registration Statement on Form S-3 (File No. 333-82499) filed with the Commission on July 8, 1999).
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2000 filed with the Commission on December 21, 2000).
11.1	Computation of Per Share Earnings.
31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.
31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

The Company filed a report on Form 8-K (dated August 12, 2003) with the Commission on August 12, 2003, reporting its earnings for the quarter and nine months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAL SYSTEMS, INC.
(Registrant)

Date: August 13, 2003	By:	/s/ Thomas L. Gough
Thomas L. Gough
President & Chief Operating Officer

Date: August 13, 2003	By:	/s/ Elaine M. Parfitt
Elaine M. Parfitt
Executive Vice President &
Chief Financial Officer