Form 10-K
period 2003-09-30
INTEGRAL SYSTEMS INC /MD/
filed 2003-12-12
CIK 718130

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-18603

INTEGRAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1267968
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

5000 Philadelphia Way, Lanham, MD	20706
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number , including area code: (301) 731-4233

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of class)

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒ No ☐

As of the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock of the Registrant (based upon the average bid and asked prices of the Common Stock as reported by the market makers) held by non-affiliates of the Registrant was $193,266,877.

As of November 14, 2003, 9,726,802 shares of the Common Stock of the Registrant were outstanding.

INDEX

PART 1

i

INDEX (CONTINUED)

ii

PART 1

ITEM 1.	BUSINESS

Company Overview

Integral Systems, Inc. (the “Company”) builds satellite ground systems for command and control, integration and test, data processing, and simulation. Since its inception in 1982, the Company has provided ground systems for over 190 different satellite missions for communications, science, meteorology and earth resource applications. The Company has an established domestic and international customer base that includes government and commercial satellite operators, spacecraft and payload manufacturers, and aerospace systems integrators.

The Company has developed innovative software products that reduce the cost and minimize the development risk associated with traditional, custom-built systems. The Company believes that it was the first to offer a comprehensive commercial-off-the-shelf (“COTS”) software product line for command and control. As a systems integrator, the Company leverages these products to provide turnkey satellite control facilities that can operate multiple satellites from any manufacturer. These systems offer significant cost savings for customers that have traditionally purchased a separate custom control center for each of their satellites.

Through its wholly owned subsidiaries, SAT Corporation and Newpoint Technologies Inc., the Company offers complementary ground system components and systems. This includes turnkey systems, hardware, and software for satellite and terrestrial communications signal monitoring, network and ground equipment monitoring and control, and satellite data processing.

Through its wholly owned subsidiary, Real Time Logic, Inc. (“RT Logic”), which was acquired in October 2002, the Company manufactures satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories, and range facilites. See Footnote 2 of the Notes to the Consolidated Financial Statements included elsewhere herein for more information regarding the acquisition of RT Logic.

In July 2003, the Company acquired the intellectual property rights, inventory and certain other assets of the former Jackson & Tull Satellite Ground Systems division. The acquisition is an extension of the satellite ground systems business segment and enables the Company to be a “turn-key” provider of full motion antennas and RF systems used for tracking low earth orbiting satellites and launch vehicles as well as aeronautical telemetry range operations. See Footnote 2 of the Notes to the Consolidated Financial Statements included elsewhere herein for more information.

Integral Systems, Inc. is a Maryland corporation, ISO 9000 certified, and was incorporated in 1982.

Industry Background

The space industry can be broken down into the following industry sectors: infrastructure, communications, emerging applications, and support services. Each of these sectors is funded by both government and commercial investments. Space infrastructure encompasses the development, manufacture and procurement of hardware and related systems for both space assets (i.e., satellites and payloads) and ground assets (i.e., satellite ground systems). The Company’s business is focused in the ground system component of the infrastructure sector. The communications sector of the space industry includes revenue generated by satellite systems for commercial telecommunications services and government and military communications. Satellite technology has become critical to supporting many aspects of telecommunications infrastructure, including long-distance telephone, personal communications systems, and private networks. The emerging applications market includes space technologies utilized for new applications such as global positioning systems and remote sensing. Support services for the space industry include technical support, engineering, finance and consulting, which facilitate growth in space-related markets.

The Company estimates that the current worldwide command and control market represents approximately $3 billion in annual revenues. However, the Company also believes that the increasing acceptance of COTS products will lead to substantial price reductions and a subsequent decrease in market volume. The Company believes that its COTS software products leave it well positioned to capitalize on this market trend, resulting in an increase in both its revenues and market share.

The Company Solution

The Company is currently a leading provider of satellite command and control systems, providing systems for a wide variety of satellites. The Company intends to extend its leadership and to expand its market share in world command and control solutions for users of all satellite types.

The Company offers satellite ground systems products, systems, and services that provide low-cost, efficient and flexible satellite operations systems. The principal characteristics of the Company’s approach are as follows:

Advanced Architecture. Unlike the traditional host-based approach, the Company’s ground systems are fully distributed, consisting of a set of workstations all communicating via a local area network (“LAN”) backbone. Any software function can be performed on any workstation, eliminating the host computer bottleneck and allowing the processing and network loading to be fine-tuned by reallocation of logical processes to physical hardware. This approach also provides more reliable operations by eliminating single points of failure.

Depth of Functionality. The Company’s core product line, EPOCH IPS (Integrated Product Suite), supports satellite operations through a suite of integrated software products. This includes products for real-time satellite control and monitoring, off-line data trending, orbit analysis, and database configuration. The Company’s real-time products perform daily and routine satellite operations, including commanding, telemetry processing and fault detection and correction. The trending package supports sustaining engineering functions, including trending and statistical analysis of data archived by the real-time system. The orbit analysis package performs orbit determination and prediction functions to monitor and control the position of a satellite in space. The database package tailors the performance of the other three packages, which are general in scope, to the specific requirements of each satellite mission. That is, the database defines the telemetry and command characteristics and the desired orbital elements and tolerances.

Mixed Fleet Operations. The Company’s products are compatible with all the world’s major manufacturer’s satellite models. This enables the company to provide a single product solution to operators who own fleets of mixed satellite models. Where previously, these operators would have several different types of ground systems for their fleet, a single, expandable system from Integral Systems will operate the entire fleet. This reduces the end user’s costs for procurement, training, support, and spare parts. It also reduces their incremental costs to add a new satellite to the fleet and provides a safer operations environment due to reduced complexity associated with a single solution.

Flexibility/Adaptability. A critical element to achieving initial operator acceptance of a new system and facilitating rapid implementation is the ability of the Company’s software to serve the needs of particular satellite systems. All of the Company’s software is database driven, allowing it to support satellite design changes or different series of satellites, without modifying the underlying software. Similarly, the software also supports a wide range of COTS hardware, including antenna, radio frequency (“RF”) and baseband equipment, allowing the total system to be delivered in the most efficient configuration for each mission. Finally, the software is supported on all the most widely used computer platforms, including Sun Solaris, IBM AIX, and Windows 2000/XP.

Superior Price/Performance. The Company seeks to achieve superior price/performance by providing comprehensive solutions within the budgetary needs of its customers. The Company believes that its COTS software products provide advanced yet cost-effective solutions for satellite operators. These COTS software products eliminate the need for expensive development services, thereby substantially reducing the overall cost of a ground system. The Company’s database driven software allows satellites to be added over time, which permits the initial system acquisition costs to be amortized over years of operations. The Company believes its software products exceed industry expectations in functionality, technical sophistication and ease of use.

Company Strategy

The Company is currently a leading provider of satellite command and control systems, providing systems for a wide variety of satellites. The Company intends to extend its leadership and to expand its market share in world command and control solutions for users of all satellite types. Primary elements of the Company’s strategy include:

Technological Leadership. The Company intends to continue to commit substantial resources to further develop the next generation of its off-the-shelf software products upon which all its delivered systems are built. In addition, because the satellite infrastructure industry is increasingly requiring standards compliance, the Company intends to adhere to existing and future industry standards and participate in the further development of such standards.

Strategic Alliances and Partnerships. In addition to its own development and marketing organization, the Company has and will continue to establish partnerships with select third parties, primarily satellite and hardware manufacturers, to assist the Company in successfully integrating its software products, implementing total solution command and control systems, and developing customer relationships.

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

Sales, Support, Service and Marketing Organizations. The Company currently sells and supports its software and systems through direct sales to satellite operators and systems integrators in North America, Europe and Asia. From its headquarters in Lanham, MD, the company performs worldwide marketing, sales, and services including its direct marketing efforts with U.S. Government organizations to capitalize on the growing acceptance of COTS solutions in the government sphere. The Company’s Colorado Springs office serves as the focal point for the Company’s support of its services, products and operations provided to the U.S. Air Force. Through its wholly owned European subsidiary, Integral Systems Europe S.A.S., with headquarters in Toulouse, France the company provides sales, marketing, support, and engineering services to the European market.

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

Products

Most of the Company’s sales involve a combination of COTS software and hardware products together with development services for mission-specific requirements and system integration as summarized below.

Command and Control Software.

EPOCH IPS, the Company’s COTS software products solution for satellite command and control, is designed to operate a variety of satellites with a minimum of personnel. EPOCH IPS’s success has placed the Company at the forefront of replacing antiquated satellite control centers with smaller systems that can operate multiple satellites produced by any manufacturer. EPOCH IPS’s open architecture, in combination with a graphical user interface and automated monitoring and control features, allows operators to monitor and control both their satellites and ground systems.

EPOCH IPS features a modern, distributed architecture consisting of a series of servers and user workstations interconnected via an Ethernet LAN. This approach provides better performance than traditional mini-computer based ground systems at a lower cost. The EPOCH Integrated Product Suite includes the following products:

EPOCH T&C Server and EPOCH Client, the Company’s real-time satellite data processing and control software products, provide satellite command and control capabilities, including telemetry processing and display, commanding and command verification (“CV”), ground station control, alarm/event processing, and data archive. These functions are driven by the EPOCH Database product, allowing the system to support multiple satellites solely through database updates, without modifying the run-time software. This results in lower maintenance and operations costs throughout the lifecycle.

OASYS, the Company’s mission-planning software provides full spectrum support for spacecraft orbit determination and control, including measurement set reductions, orbit determination, ephemeris propagation, maneuver planning and orbit events/reports. OASYS allows the user to manage a single spacecraft or a fleet in any Earth orbit, including low Earth, geosynchronous and Molniya-type orbits.

ABE, the Company’s offline analysis product provides trending and statistical analysis of the information recorded in the real-time EPOCH IPS archives. ABE supports automatic data extraction of key data along with summary-level statistics (i.e., daily and seasonal minimums and maximums), advanced statistical processing techniques (i.e., covariance, convolution and regression) and graphical data visualization.

Archive Manager, the Company’s archive manager product performs archive data product generation, storage, storage management, and retrieval. The Archive Manager is capable of managing on-line storage and retrieval of terabytes of satellite data on RAID and NAS storage units, providing an efficient low cost storage capability. Compression is utilized to provide additional value to the product.

Signal Monitoring.

The Company’s wholly owned subsidiary SAT Corporation (“SAT”) offers a range of software products and turnkey systems for communications signal monitoring, including MONICS, a family of software products for stand-alone and distributed satellite transponder monitoring, and SIGMON, a turnkey system for detecting terrestrial communications interference.

Equipment Monitoring and Control

The Company’s wholly owned subsidiary Newpoint Technologies, Inc. (“Newpoint”), offers an integrated suite of products targeted at commercial users, including communication satellite operators, communication satellite users, and general-purpose telecommunications companies. Newpoint has two flagship products: 1) Compass, which provides distributed monitoring and control of networked communications systems, and 2) Mercury, a rack-mountable smart box that provides monitoring and control of local network nodes and their associated ground equipment. Newpoint also offers a number of add-ons to their core products, including Stratus, which provides carrier management for satellite transponder operations, and Eclipse, a tool for setting up and reconfiguring the communications traffic on satellite transponders.

Telemetry, Command, and Range Processing.

The Company’s wholly owned subsidiary RT Logic offers an entire product family, the Telemetrix line, ranging from single board components to fully-integrated systems. Telemetrix products support telemetry processing, commanding, ranging, and remote site interfaces for a variety of applications, including tracking stations, control centers, spacecraft and payload integration, and launch range operations.

Image Data Reception, Processing and Distribution.

SKYLIGHT, the Company’s first turnkey product for image data processing, provides automatic, un-manned acquisition, processing, and distribution of satellite imagery to the scientific, meteorological, and military communities. The SKYLIGHT bundle of hardware and software automatically tracks satellites of interest, captures their images, performs first order data processing, and distributes the processed images over the internet.

The Company also offers a military version of the Skylight system, consisting of a set of standard Skylight terminals interlinked to a central command via a commercial communication satellite network. This version allows military planners to view and process weather and related imagery data in near-real time across an entire theater of operations.

Explorer Series I and II: As a result of the Asset Purchase Agreement with Jackson & Tull in July 2003, the Company now produces antenna systems, which are 1.0 – 7.0 meter full motion antenna tracking systems for commercial, government, and military applications. The antenna systems are used for TT&C (Telemetry, Tracking, and Control) and image data reception applications. The Explorer systems are used in the company’s Skylight image data processing product. Operational frequencies are within the S, L, and X bands. The antennas systems are ideal for remote station TT&C and image data reception applications with web browser and scheduled operational control available. The Explorer antennas systems are provided completely integrated as turnkey systems that require minimal maintenance.

Services

Development Services and Systems Integration.

The Company provides services to support mission-specific requirements for both government and commercial customers. Most of the Company’s ground system contracts have a service component. Depending on the application, the services may include development of software applications to interface to and augment the COTS software products, integration of third-party hardware and software, and/or custom software development. The Company also provides post-delivery warranty and maintenance service for most of its systems. The Company believes that its expertise and experience in satellite systems and operations, computer software and hardware, engineering/mathematical analysis and end-user applications allow it to provide ground systems that exceed traditional expectations on system performance, cost and implementation schedule. The Company’s experience, together with its innovative COTS software products and software tools, reduce the risks and lead time associated with ground systems development.

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

Communications.

The Company provides satellite command and control products for a variety of communications satellites. One of the principal advantages that the Company’s products offer in the commercial sector is the ability to operate fleets of satellites from multiple vendors. This capability allows operators to reduce costs by consolidating their control centers and using a single software package to operate their satellites.

The Company’s products are currently flying communications satellites from most of the major satellite manufacturers, including Boeing, Lockheed Martin, Space Systems Loral, Orbital Sciences, EADS, and Alcatel. The Company’s customers include NewSkies, Echostar, GE Americom, Loral Skynet, Shin Satellite, Binariang Satellite Systems, Orbital Sciences, PanAmSat, Cable & Wireless Optus, and ChinaSat. All of these operators have purchased the Company’s products to operate their fleets of geosynchronous Earth orbit (“GEO”) communications satellites.

The Company is also the leading provider of command and control products for U.S. military communications satellites.

Remote Sensing and Meteorology.

The Company builds command and control systems as well as payload and image data processing systems for meteorological satellites. Since its inception, the Company has provided ground systems for the U.S. National Oceanic and Atmospheric Administration (“NOAA”), including both their Geostationary Operational Environmental Satellite (“GOES”) Program and the Television Infrared Observational Satellite (“TIROS”) programs. The Company’s systems support mission operations, instrument data processing, simulation and flight software validation. The Company also built the complete command and control system for the U.S. Air Force Defense Meteorological Satellite Program (“DMSP”), whose operations were recently transitioned to civilian control under NOAA’s aegis. Since 1982, the Company has also been under contract to provide the DMSP program with satellite simulators used for training, ground system checkout and flight software analysis.

High-performance ground systems are required to support Earth resource satellites that provide military and civilian customers with accurate image data. The Company has provided such command and control subsystems to Space Imaging/EOSAT and other operators.

Scientific Research.

The Company has supported a variety of diverse and complex science missions. The Company has supported more than a dozen missions for the National Aeronautics and Space Administration (“NASA”), including the Small Explorer (“SMEX”) missions, International Solar-Terrestrial Physics (“ISTP”) missions, X-ray Timing Explorer (“XTE”) and Tropical Rainfall Measuring Mission (“TRMM”). Projects range from the development of distributed command and control systems to validation of complex embedded flight software.

The Company was selected by the Johns Hopkins University Applied Physics Laboratory to support the first NASA Discovery Mission, the Near Earth Asteroid Rendezvous Program (“NEAR”). NEAR was the first in a series of low-cost, small-planet exploratory missions designed to gather data about asteroids in the solar system. The Company’s EPOCH IPS products form the core of the mission’s command and control ground system and also supports the spacecraft I&T. The Applied Physics Laboratory is also using the Company’s products for their next series of scientific missions for NASA. These include the Contour, Solar Stereo, and Messenger missions.

The National Space Program Office (“NSPO”) for the Republic of China selected the Company to provide the complete multi-mission command and control system for their ROCSAT series of satellites. The Company also supports small satellite missions in the United States such as Orbital Sciences Corporation’s SeaStar and Microlab programs.

Marketing

The Company relies upon senior corporate management, project managers and senior technical staff to carry out its marketing program, including the development and execution of marketing plans, proposal presentations and the performance of related tasks. These individuals collect information concerning requirements of current and potential customers in the course of contract performance and formal and informal briefings, from published literature and through participation in professional and industry organizations. Senior management evaluates this information, identifies potential business opportunities and coordinates proposal efforts. The primary source of business in the Company’s existing markets is by referral from existing customers. Additionally, the Company advertises periodically in Space News and other industry publications.

The Company seeks business believed to be of long-term benefit based on considerations such as technical sophistication, favorable market positioning and potential product spin-offs. One of the Company’s primary marketing strategies is to anticipate and understand the changing needs of its customers and then to be prepared to meet those needs as they arise in new programs or in new program functions. This approach to marketing is mirrored in the Company’s products that are highly adaptable to growth and change in the requirements of each user.

Contract Revenue

The Company earns revenues from sales of its products and services through contracts that are funded by the U.S. Government as well as commercial and international organizations. The Company may be either a prime contractor directly to the end-user of its products and services or it may act as a subcontractor under a contract with another company.

The percentages of revenues received by the Company from prime contracts and subcontracts for fiscal years 2003, 2002, and 2001 are as follows:

	Fiscal Year
Contract Source	2003	2002	2001
Prime Contract	58%	74%	76%
Subcontract	42%	26%	24%

For a given contract, the revenue mix may include the Company’s COTS software products, pass-through of third-party hardware and software, and services provided by the Company or its subcontractors.

The Company generates revenue under three types of contracts: cost plus, fixed price, and time and material (“T&M”) contracts. Under a cost plus contract, the Company is reimbursed for allowable costs within the contractual terms and conditions and is paid a negotiated fee. The fee may be fixed or based on performance incentives. Revenue recognition under a cost plus contract is based upon actual costs incurred and a pro rata amount of the negotiated fee. Under a fixed price contract, the Company is paid a stipulated price for services or products and bears the risk of increased or unexpected costs. Revenue under a fixed price contract is recognized using the percentage of completion method of accounting based on costs incurred in relation to total estimated costs. Under a T&M contract, the Company receives fixed hourly rates intended to cover salary costs attributable to work performed on the contract and related overhead expenses, reimbursement for other direct costs and a profit. Revenue is recognized under a T&M contract at the contractual rates as labor hours and direct expenses are incurred. To date, the vast majority of contracts for the purchase of the Company’s COTS software products have been fixed priced in nature, either firm fixed price contracts or T&M fixed labor rate contracts.

The following table summarizes the percentage of revenues attributable to each contract type for the period indicated:

	Fiscal Year
Contract Type	2003	2002	2001
Cost Plus	25%	20%	14%
Fixed Price	65%	72%	77%
Time and Materials	10%	8%	9%

U.S. Government Contracts

Company revenues from U.S. Government contracts are derived from a combination of contracts with the U.S. Government and subcontracts with other companies that have prime contracts with the U.S. Government. For fiscal years 2003, 2002, and 2001 approximately 76%, 60%, and 54%, respectively, of the Company’s revenues were derived from contracts or subcontracts funded by the U.S. Government.

The U.S. Air Force represented 50%, 22%, and 10% of revenues, respectively, for fiscal years 2003, 2002, and 2001. The Company expects that at least 55% of its revenue for fiscal year 2004 will be derived from Department of the Air Force contracts and subcontracts. The loss of any one of these Air Force contracts could significantly affect the Company’s performance. Similarly, the expiration, or termination for convenience, of any major contract could significantly affect the Company’s performance if not renewed or replaced by contracts of similar value. It is estimated that the single largest Air Force contract will represent approximately 30% of the Company’s fiscal year 2004 revenue. Under this contract, Integral Systems is leading a team of subcontractors to produce a modern, consolidated command and control infrastructure for the military’s fleet of communication satellites, including Milstar, DSCS III, Advanced EHF, and Wideband Gapfiller.

NOAA, another Federal Government agency, represented 19%, 31%, and 38% of revenues, respectively, for fiscal years 2003, 2002, and 2001. The Company expects that at least 13% of its revenue for fiscal year 2004 will be derived from NOAA contracts. The loss of any one of these NOAA contracts could significantly affect the Company’s performance. Similarly, the expiration, or termination for convenience, of any major contract could significantly affect the Company’s performance if not renewed or replaced by contracts of similar value. It is estimated that no single NOAA contract will represent 10% or more of the Company’s fiscal year 2004 revenue.

U.S. Government contracts are awarded by formal advertising or procurement by negotiation. Negotiated procurements may, but do not necessarily, involve the solicitation of competitive proposals. If competitive proposals are solicited, the U.S. Government selects the proposal most advantageous to it and then conducts negotiations with the selected bidder.

Many of the U.S. Government programs in which the Company participates as a contractor or subcontractor extend for several years but are funded only on an annual basis. Accordingly, the Company’s contracts and subcontracts are subject to termination, reduction or modification in the event of changes in the government’s requirements or budgetary constraints. Additionally, when the Company participates in a project as a subcontractor, it is subject to the risk that the prime contractor may fail or be unable to perform the prime contract.

All of the Company’s U.S. Government contracts and subcontracts are also subject to termination for “convenience”, which means termination without cause. Should a contract be so terminated, the Company would be reimbursed for allowable costs to the date of termination and would be paid a proportionate amount of the stipulated profits or fees attributable to the work actually performed.

The Company’s books and records are subject to audit by the Defense Contract Audit Agency (“DCAA”). Such audits can result in adjustments to contract costs and fees. Although the Company thus far has not been required to make any material audit adjustments, the possibility that such adjustments will be required always exists. Management is of the opinion that any such audit adjustments would not have a material adverse effect on the financial position or results of operations of the Company. Integral Systems, Inc. has been audited by DCAA through fiscal year ending September 30, 2001, and RT Logic, Inc. has been audited by DCAA through March 31, 2000.

The Company’s contracts and subcontracts with federal government agencies are subject to competition and awarded on the basis of technical merit, personnel qualifications, experience and price. The Company’s business, financial condition and results of operations could be materially affected by changes in procurement policies, a reduction in funds available for the services provided by it and other risks generally associated with federal government contracts. New government contract awards also are subject to protest by competitors at the time of award that can result in the re-opening of the competition or evaluation process, or the award of a contract to a competitor. The Company considers such bid protests to be a customary element in the process of procuring government contracts.

In addition to the right to terminate, U.S. Government contracts are conditioned upon the continuing availability of congressional appropriations and are typically subject to modification or termination in the event of changes in funding. Congress usually appropriates funds on a fiscal year basis even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually incrementally funded, and additional funds are normally committed to the contract by the procuring agency as appropriations are made by Congress for future fiscal years. In addition, contractors often experience revenue uncertainties during the first quarter of the government’s fiscal year, which begins October 1, until differences between budget requests and appropriations are resolved. To date, Congress has funded all years of the multi-year major program contracts for which the Company has served as prime contractor or a subcontractor, although there can be no assurance that this will be the case in the future.

Non-U.S. Government Contracts

The Company also has contracts with commercial and international organizations. For fiscal years 2003, 2002, and 2001 approximately 24%, 40%, and 46%, respectively, of the Company’s revenues were derived from non-U.S. Government contracts. These contracts are typically with commercial satellite operators, satellite manufacturers, aerospace systems integrators and foreign governments.

Some of the Company’s non-U.S. Government contracts are with international organizations. For fiscal years 2003, 2002, and 2001 approximately 13%, 21%, and 23%, respectively, of the Company’s revenues were derived from international organizations. Revenues from foreign sources are discussed in Footnote Number 1 of the Notes to the Financial Statements included elsewhere herein. Operations in numerous countries outside the United States carry substantial managerial, operational, legal, and political uncertainties. These operations are subject to changes in government regulations and telecommunications standards, tariffs or taxes, and other trade barriers. In addition, the Company’s agreements relating to foreign operations may be enforceable only in foreign jurisdictions so that it may be difficult for the Company to enforce its rights.

The Company currently has three contracts that are subject to currency fluctuations in foreign markets. The value of these contracts is not material. However, to mitigate currency fluctuation, the Company periodically uses foreign currency exchange contracts (see Footnote Number 15 of the Notes to the Financial Statements). The Company may enter additional contracts that are subject to currency fluctuation. However, there can be no assurance that the Company will enter into foreign currency exchange contracts to mitigate currency fluctuation in the future.

In addition, various agencies and departments of the U.S. government regulate the Company’s ability to pursue business opportunities outside the United States. Exports of space-related products, services, and technical information require licenses granted by the U.S. government. For the Company’s products, services or technical information requiring such a license, the Company does not currently have blanket authorization for the export of them and cannot assure that it will be able to obtain the necessary licenses or approvals on a per transaction basis.

Most of the Company’s non-U.S. Government contracts are awarded competitively and are performed on a fixed price basis. Typically, these contracts are for turnkey systems that are delivered by the Company in six to eighteen months. Payment is most often based on delivery milestones established in the Company’s contract. In addition, the contracts may include a system warranty period that lasts one to two years. The Company also offers extended support for the system on a fixed-price or T&M basis.

For certain of the Company’s non-U.S. Government contracts, the Company often has terms in its contracts under which the customer can enforce performance of the Company or seek damages in case the Company does not perform as agreed to in the contract. Contracts may require the Company to post a performance bond, establish an irrevocable letter of credit, or agree to pay liquidated damages in the event of late delivery. In addition, although a significant portion of the Company’s revenues are generated from the sale of its services and products in commercial markets; the Company cannot assure that it will continue to compete successfully in these markets. Many of the Company’s commercial contracts are for a fixed price. This subjects the Company to substantial risks relating to unexpected cost increases and other factors outside of its control. In addition, the Company may fail to anticipate technical problems, estimate costs accurately, or control costs during performance of a fixed-price contract.

Sale of Software Products

Most of the Company’s contracts include the sale of proprietary software products. Sales of the Company’s software products take many forms. The Company sells (i) software only (a “Software-Only Sale”), (ii) software and services together, or (iii) software, services and hardware together. In addition, depending on a customer’s requirements, the Company may or may not provide post-contract customer support (“PCS”).

The Company’s recognition of revenue for sales of Company software products depends on customer requirements and the nature of the contracts involved. In accordance with SOP 97-2, Software Revenue Recognition, for a Software-Only Sale, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable and collectibility is probable. In situations where software is sold together with services and/or hardware, the Company recognizes software license revenue on a percentage of completion basis.

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

During fiscal year 2003, the Company incurred approximately $2.7 million in Research and Development (“R&D”) costs.

Backlog

The Company’s estimated backlog is as follows (000’s omitted):

	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2001
Outstanding Commitments (1)	$55,000	$34,800	$37,900
General Commitments (2)	34,400	45,900	5,100

Total	$89,400	$80,700	$43,000

(1)	Represents orders that are firm and funded.

(2)	Represents orders that are firm but not yet funded and contracts awarded but not yet signed.

The increase in backlog between fiscal 2003 and fiscal 2002 relates primarily to backlog at RT Logic. The increase in backlog between fiscal 2002 and fiscal 2001 relates primarily to a contract awards with the Air Force.

Under outstanding commitments, the Company agrees to provide specific services, frequently over an extended period of time, with continued performance of those services contingent upon the customer’s year-to-year decision to fund the contract.

General commitments consist of contract options and sole source business that management believes likely to be exercised or awarded in connection with existing contracts. Contract options are the Company’s contractual agreement to perform specifically defined services only in the event the customer thereafter requests the Company to do so. Sole source business refers to contract work which the Company reasonably expects to be awarded based on its unique expertise in a specific area or because it has previously done all such work in that area for the customer or prime contractor who will award the contract. The Company estimates that 75% of backlog as of September 30, 2003 will be completed during fiscal year 2004. Estimated backlog includes contract options through June 30, 2011 including general commitments.

Many of the Company’s contracts are multi-year contracts and contracts with option years, and portions of these contracts are carried forward from one year to the next as part of the Company’s contract backlog. The Company’s total contract backlog represents management’s estimate of the aggregate unearned revenues expected to be earned by the Company over the life of all of its contracts, including option periods. Because many factors affect the scheduling of projects, there can be no assurance as to when revenues will be realized on projects included in the Company’s backlog. In addition, although contract backlog represents only business which is considered to be firm, there can be no assurance that cancellations or scope adjustments will not occur. The majority of backlog represents contracts under the terms of which cancellation by the customer would entitle the Company to all or a portion of its costs incurred and potential fees to the date of cancellation.

However, the Company also believes that backlog is not necessarily indicative of future revenues. The Company’s backlog typically is subject to large variations from quarter to quarter as existing contracts are renewed or new contracts are awarded. Additionally, all U.S. Government contracts included in backlog may be terminated at the convenience of the government.

Competition

The Company experiences significant competition in all of the areas in which it does business. The Company believes it is one of four companies in the United States that derive the major portion of their revenue from the development of satellite ground systems. The Company competes with numerous companies having similar capabilities, including Lockheed Martin Corporation, Boeing Satellite Systems, Loral Space & Communications Ltd., Raytheon Company, L3, TRW, Orbital Sciences Corporation, Honeywell International Inc., Computer Sciences Corporation, Alcatel Espace, and EADS. Many of these competitors are significantly larger and have greater financial resources than the Company. In addition, some of these competitors are divisions or subsidiaries of large, diversified companies that have access to the financial resources of their parent companies. Some of our competitors are also current or potential customers, teammates, or subcontractors. In addition, several smaller companies have specialized capabilities in command and control image processing. There are also a number of smaller companies which compete with our subsidiaries in the areas of signal monitoring, network monitoring, and telemetry processing.

In general, the markets in which the Company and its subsidiaries compete are not dominated by a single company; instead, a large number of companies offer services that overlap and are competitive with those offered by the Company. There can be no assurance that the Company will be able to compete successfully.

Because its command and control business is specialized and the Company is a leader in COTS software products, the market for this business is somewhat less competitive. In the command and control software market, the Company competes against other companies in the space industry. The Company’s products also face competition from certain government off-the-shelf, or “GOTS”, products for satellite command and control. In its other business areas, ground equipment and systems integration, the Company competes against systems integrators and product manufacturers.

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

It is not possible to predict how the Company’s competitive position may be affected by changing economic or competitive conditions, customer requirements or technological developments.

Proprietary Rights

The Company regards its products as proprietary trade secrets and confidential information. The Company has made the strategic decision after discussion with intellectual property counsel not to seek patent protection for its software, hardware, or systems. None of the Company’s software, hardware, or systems are patented. The Company relies on a combination of common law copyright and trade secret laws, third-party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software, hardware and systems. The Company generally registers its trademarks and the copyrights with respect to new products and new versions of its software as they are developed. There can be no assurance, however, that in spite of these precautions, an unauthorized third party will not obtain and use information that the Company considers proprietary. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as the laws of the United States. The Company does not have non-competition agreements with all of its employees. Moreover, the Company does not have confidentiality agreements with any of its employees hired before mid-December 2000. There can be no assurance that the mechanisms used by the Company to protect its software will be adequate or that the Company’s competitors will not independently develop software products that are substantially equivalent or superior to the Company’s products. The Company believes that it has all necessary rights to market its products, although there can be no assurance third parties will not assert infringement claims in the future.

The Company believes that, due to the nature of its products, the skill of personnel, knowledge and experience of management, and familiarity with the operation of the Company’s products are more important in maintaining a leadership position in the industry than the protection of intellectual property rights.

Employees

The Company believes that its employees and their knowledge and capabilities are a major asset. The Company has been successful in attracting and retaining employees skilled in its core business competencies. The Company intends to continue to employ highly skilled personnel, as well as personnel knowledgeable concerning the needs and operations of its major customers.

As of October 30, 2003, the Company had approximately 360 employees, including employees of ISI Europe in Toulouse, France, SAT Corporation in Sunnyvale, California, Newpoint Technologies in Salem, New Hampshire and RT Logic in Colorado Springs and Denver, Colorado. Of the 360 employees, 352 are full-time employees of whom 309 are considered professionals in engineering related disciplines. Of the engineering professionals, 88% have undergraduate degrees in a scientific discipline and 34% of those have advanced degrees in a scientific discipline. Approximately 82% of the engineering staff has at least 7 years relevant experience.

The Company believes that its relations with its employees are good. None of the Company’s employees are covered by collective bargaining agreements.

There is significant competition for employees with the computer, engineering and information technology skills required to perform the services the Company offers. In addition, the Company must often comply with provisions in government contracts that require specified levels of education, work experience, and security clearances for our employees. The Company cannot assure that it will be successful in attracting or retaining a sufficient number of highly skilled and qualified employees in the future. The Company’s success will depend in part upon the Company’s ability to attract, retain, train and motivate highly skilled employees.

Industry Segments

With the acquisition of RT Logic, the Company now operates in four business segments:

•	satellite ground systems;

•	satellite and terrestrial communications signal monitoring (CSM);

•	equipment monitoring and control; and

•	space communication systems.

Integral Systems, Inc. and ISI Europe build satellite ground systems for command and control, integration and test, data processing, and simulation. The antenna systems division, established as a result of the Asset Purchase Agreement with Jackson & Tull in July 2003, is an extension of the satellite ground systems business segment.

Through its wholly owned subsidiary SAT, the Company offers turnkey systems and software for satellite and terrestrial communications signal monitoring.

The Company provides equipment monitoring and control software to satellite operators and the telecommunications industry through its wholly owned subsidiary Newpoint (acquired January 2002).

Through its wholly owned subsidiary RT Logic (acquired October 2002), the Company manufactures satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories, and range facilities.

See Footnote Numbers 17 and 18 of the notes to the Financial Statements included elsewhere herein for financial information regarding these segments.

Available Information

The Company’s web site address is www.integ.com.

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

The Company’s satellite ground systems segment uses the following properties:

The Company’s headquarters occupy approximately 46,700 square feet at 5000 Philadelphia Way, Lanham, Maryland 20706. The headquarters’ lease expires May 31, 2009.

During April 1999, the Company contracted for 24,224 square feet and during July 2001, the Company contracted under the same headquarters lease for an additional 1,050 square feet at 5200 Philadelphia Way, Lanham, Maryland 20706. That lease expires on May 31, 2009.

The Company maintains an office in Colorado Springs, Colorado comprised of 22,546 square feet at The Science Park II Office Building, 980 Technology Court, Colorado Springs, Colorado 80915. That lease for the Colorado offices expires on May 31, 2007.

The Company maintains an office in France for 157.73 square meters (517 square feet) at High Tech Buro, Bat. C, Voie 3, Labege, France. The lease for the offices in France expires September 14, 2009.

During July 2002, the Company contracted for an additional 83.78 square meters (275 square feet) at the same address in France. The lease for the supplemental offices in France expires on June 30, 2011.

The Company’s satellite and terrestrial CSM segment uses the following property:

The Company’s subsidiary SAT Corporation occupies approximately 9,940 square feet at 1151 Sonora Court, Sunnyvale, California 94086. That lease expires July 30, 2004.

The Company’s equipment monitoring and control segment uses the following property:

During October 2003, the Company’s subsidiary Newpoint Technologies, Inc. contracted for approximately 4,290 square feet at 8B Industrial Way, Salem, New Hampshire 03079. That lease expires September 30, 2004. As part of its negotiation for the new lease, Newpoint Technologies entered into an agreement with the landlord to terminate the existing lease covering approximately 18,000 square feet at 13 Red Roof Lane, Salem, New Hampshire 03079, which was to expire July 14, 2008.

The Company’s space communication systems segment uses the following properties:

The Company’s subsidiary RT Logic, Inc. occupies approximately 20,058 square feet at 1042 Elkton Drive, Colorado Springs, Colorado 80907. That lease expires December 31, 2005.

During April 2003, RT Logic contracted for approximately 11,750 square feet at 8591 Prairie Trail Drive, Suite 500, Englewood, Colorado 80112. That lease expires April 30, 2009.

The Company believes that it has adequate insurance coverage to protect its properties and assets.

ITEM 3.	LEGAL PROCEEDINGS

The Company is from time to time involved in litigation incidental to the conduct of its business. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of management, would be likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended September 30, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the high and low sales prices of the Company’s common stock as reported by The Nasdaq National Market, where the common stock trades under the Symbol “ISYS.”

2003 Fiscal Year	High	Low
First Quarter	21.75	17.35
Second Quarter	22.75	17.73
Third Quarter	21.73	18.53
Fourth Quarter	20.09	17.00

2002 Fiscal Year	High	Low
First Quarter	22.00	17.82
Second Quarter	23.74	17.90
Third Quarter	23.98	19.00
Fourth Quarter	22.45	14.31

As of September 30, 2003, there were approximately 2,000 holders of record of the Company’s common stock.

Historically, the Company has not paid any cash dividends. On December 3, 2003, the Company’s Board of Directors declared a quarterly dividend of three cents per share. The dividend will be paid on or about January 5, 2004 to shareholders on record as of December 15, 2003. The payment of future dividends, if any, will be determined in light of any applicable contractual restrictions limiting the Company’s ability to pay dividends, the Company’s earnings, financial condition, capital requirements and other factors deemed relevant by the Board of Directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The information required by this item regarding equity compensation plans is set forth in Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents summary consolidated financial data of the Company for the fiscal years ended September 30, 2003, 2002, 2001, 2000, and 1999. The financial data for the fiscal years ended September 30, 1999, 2000, and 2001 has been derived from the financial statements of the Company, which have been audited, by Rubino & McGeehin, Chartered, independent public accountants. The financial data for the fiscal years ended September 30, 2003 and 2002 has been derived from the financial statements of the Company which have been audited by Ernst & Young LLP, independent auditors, as set forth in the financial statements and notes thereto presented elsewhere herein. The consolidated financial statements of the Company presented herein have been restated for all periods prior to the acquisition of SAT Corporation to include the combined financial results of the Company and SAT Corporation. The following information should be read in conjunction with the Company’s financial statements and notes thereto presented elsewhere herein. See “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended September 30,
	2003	2002	2001	2000	1999
	(in thousands, except for per share data)
Statement of Operations Data:
Revenue	$82,585	$50,923	$40,532	$40,455	$42,937
Gross margin	27,210	13,291	11,826	11,869	12,001
Income from operations	8,802	1,817	3,457	2,919	4,723
Income from continuing operations	5,019	2,623	4,011	3,713	2,983
Net income	$5,019	$2,623	$4,011	$4,177	$3,200
Income from continuing operations per common and equivalent share—basic	$0.52	$0.29	$0.42	$0.42	$0.43
Income from continuing operations per common and equivalent share—diluted	$0.51	$0.28	$0.41	$0.40	$0.41
Net income per common and equivalent share—basic	$0.52	$0.29	$0.42	$0.47	$0.46
Net income per common and equivalent share—diluted	$0.51	$0.28	$0.41	$0.45	$0.43
Weighted average common and equivalent shares outstanding—basic[1]	9,713	9,175	9,462	8,829	6,969
Weighted average common and equivalent shares outstanding—diluted[1]	9,860	9,233	9,673	9,284	7,423

Balance Sheet Data:
Cash and cash equivalents	$22,527	$16,064	$2,380	$17,558	$9,267
Working capital	60,715	71,164	71,427	77,080	30,748
Total assets	122,793	96,617	90,413	89,858	45,280
Long-term obligations, net of current	2,468	2,540	2,005	1,340	714
Stockholders’ equity	95,629	82,256	78,177	81,698	34,152

[1]	For all periods presented, the difference between income and net income per common share-basic and income and net income per common share-diluted relates to the effect of dilutive securities, namely employee stock options.

Critical Accounting Policies

The Company believes the following accounting policies are critical to the understanding of the Company’s financial condition and results of operations.

Revenue Recognition

The Company provides services under fixed price contracts for which revenue is generally recognized using the percentage of completion method based on the relationship of actual costs incurred to total costs estimated over the duration of the contract. These estimates regarding costs underlie the Company’s determinations as to overall contract profitability and the timing of revenue recognition. If the Company does not accurately estimate the resources required or the scope of the work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then actual results may differ from projected results and losses on contracts may need to be recognized.

Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause the Company’s operating results to vary significantly from quarter to quarter.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of individual accounts receivable balances, including the credit worthiness of each customer and the period in which customers’ financial condition deteriorate and they are no longer able to pay the balances owed to the Company.

To the extent the Company does not recognize deterioration in its customers’ financial condition in the period it occurs, or to the extent the Company overestimates its customers’ ability to pay, the amount of bad debt expense recognized in a given reporting period will be impacted.

Goodwill and Other Intangible Assets

The Company’s acquisitions of other companies have resulted in the acquisition of certain intangible assets and goodwill. These assets are subject to impairment to the extent the Company’s operations experience significant negative results. These negative results can be the result of the Company’s individual operations or negative trends in the Company’s industry or in the general economy, which impact the Company. To the extent the Company’s intangible assets or goodwill are determined to be impaired, then these balances are written down to their estimated fair value on the date of the impairment. Determining when an impairment has occurred involves a significant amount of judgment. Management bases its judgment on a number of factors including viability of the businesses acquired, their integration into the Company’s operations, the market in which those businesses operate and their projected future results, cash flow projections, and numerous other factors. The results reported in any given period could be impacted by management’s determination as to when an impairment has occurred.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In October 2002, the Company acquired RT Logic. RT Logic manufactures satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories, and range facilities.

In July 2003, the Company acquired the intellectual property rights, inventory and certain other assets of the former Jackson & Tull Satellite Ground Systems division. The acquisition is an extension of the satellite ground systems business segment and enables the Company to be a “turn-key” provider of full motion antennas and RF systems used for tracking low earth orbiting satellites and launch vehicles as well as aeronautical telemetry range operations.

Results of Operations

The components of the Company’s income statement as a percentage of revenue are depicted in the following table for the fiscal years ended September 30, 2003, 2002 and 2001:

	Fiscal Year 2003	Fiscal Year 2003	Fiscal Year 2002	Fiscal Year 2002	Fiscal Year 2001	Fiscal Year 2001

	(in thousands)	% of Revenue	(in thousands)	% of Revenue	(in thousands)	% of Revenue
Revenue	$82,585	100.0	$50,923	100.0	$40,532	100.0
Cost of Revenue	55,375	67.1	37,632	73.9	28,706	70.8

Gross Margin	27,210	32.9	13,291	26.1	11,826	29.2
SG&A	11,466	13.9	8,867	17.4	6,799	16.8
Research & Development	2,664	3.2	362	0.7	200.5
Product Amortization	2,989	3.6	2,183	4.3	1,370	3.4
Amortization-Intangible Assets	1,289	1.6	62	0.1	0.0	0.0

Income from Operations	8,802	10.6	1,817	3.6	3,457	8.5

Other Income (Expense):
Interest Income	595	0.7	929	1.8	2,480	6.1
Gain on Sale of Marketable Securities	140	0.2	1,216	2.4	0.0	0.0
Impairment Loss on Marketable Securities	(1,364)	(1.7)	0.0	0.0	0.0	0.0
Miscellaneous Expense	(290)	(0.3)	(192)	(0.4)	(363)	(0.9)

Income Before Income Taxes	7,883	9.5	3,770	7.4	5,574	13.7
Income Taxes	2,864	3.4	1,147	2.2	1,563	3.8

Net Income	$5,019	6.1	$2,623	5.2	$4,011	9.9

Revenue

The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts that are funded by the U.S. Government as well as commercial and international organizations.

For the fiscal years ended September 30, 2003, 2002, and 2001, the Company’s revenues were generated from the following sources:

Revenue Type	Fiscal Year 2003	Fiscal Year 2002	Fiscal Year 2001
Commercial	24%	40%	46%

Government
NOAA	19	31	38
USAF	50	22	10
Other U.S. Government Users	7	7	6

Subtotal	76%	60%	54%

Total	100%	100%	100%

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

On a consolidated basis, revenue increased 62%, or $31.7 million, to $82.6 million for the fiscal year 2003, from $50.9 million for fiscal year 2002. Revenue for fiscal years 2003 and 2002 for each of the Company’s segments is shown in the following table:

Segment	Fiscal Year Ended Sept. 30, 2003 (in thousands)	Fiscal Year Ended Sept. 30, 2002 (in thousands)	Increase/ (Decrease) (in thousands)
Revenue
Satellite Ground Systems (Integral)	$59,488	$45,303	$14,185
Satellite & Terrestrial CSM (SAT)	3,415	3,778	(363)
Equip. Monitoring & Control (Newpoint)	2,359	2,482	(123)
Space Communication Systems (RT Logic)	23,169	N/A	23,169
Intersegment	(5,846)	(640)	(5,206)
Total Revenue	$82,585	$50,923	$31,662

Revenue increases in the Company’s Satellite Ground Systems segment pertain to increased sales volume as a result of the Company’s contract awards with the U.S. Air Force (specifically the CCS-C and SCNC programs) that were made in the Spring of 2002. Revenue levels for SAT and Newpoint were down 9.6% and 5.0% respectively, in fiscal year 2003 compared to fiscal year 2002 and generally relate to a decreased backlog of orders, decreased bookings of new orders and overall poor market conditions in the commercial satellite market. Newpoint revenue for fiscal year 2002 was only for an eight-month period, as the Company did not acquire this entity until January 30, 2002.

RT Logic was acquired subsequent to September 30, 2002, so the Company reported no revenue for the Space Communication Systems segment for fiscal year 2002. The revenue generated by RT Logic for fiscal year 2002 was the highest annual revenue in that subsidiary’s history.

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

During fiscal year 2003, cost of revenue increased by 47.2%, or $17.7 million, compared to fiscal year 2002, increasing from $37.6 million during fiscal year 2002 to $55.4 million during fiscal year ended 2003. Gross margin increased from $13.3 million to $27.2 million, an increase of $13.9 million, or 105%, during the periods being compared. Cost of revenue and gross margin for fiscal years ended 2003 and 2002 for each of the Company’s segments are shown in the following table:

Segment	Fiscal Year Ended Sept. 30, 2003 (in thousands)	Fiscal Year Ended Sept. 30, 2002 (in thousands)	Increase/ (Decrease) (in thousands)
Cost of Revenue
Satellite Ground Systems (Integral)	$46,581	$33,800	$12,781
Satellite & Terrestrial CSM (SAT)	2,019	2,340	(321)
Equip. Monitoring & Control (Newpoint)	1,792	2,060	(268)
Space Communication Systems (RT Logic)	10,751	N/A	10,751
Intersegment	(5,768)	(568)	(5,200)
Total Cost of Revenue	$55,375	$37,632	$17,743

Gross Margin
Satellite Ground Systems (Integral)	12,907	11,503	1,404
Satellite & Terrestrial CSM (SAT)	1,396	1,438	(42)
Equip. Monitoring & Control (Newpoint)	567	422	145
Space Communication Systems (RT Logic)	12,418	N/A	12,418
Intersegment	(78)	(72)	(6)
Total Gross Margin	$27,210	$13,291	$13,919

Cost of Revenue increases were disproportionately greater than the revenue increases for the Company’s Satellite Ground Systems segment during the periods compared, resulting in a lower gross margin percentage for this segment for the current period compared to last fiscal year (21.7% compared to 25.4%). The lower gross margin percentage for the segment is primarily attributable to two factors:

•	Overruns and reserves on a three fixed price contracts with NOAA amounting to approximately $800,000 in the current year, and

•	A higher percentage of lower margin equipment and subcontract pass-through revenue in the segment’s revenue mix this fiscal year compared to last fiscal year. Equipment and subcontract pass-through revenue comprised 37.5% of revenue for the Satellite Ground Systems segment during the fiscal year compared to 28.4% of revenue last fiscal year.

Gross margin as a percentage of revenue at SAT increased to 40.9% from 38.1% while gross margin as a percentage of revenue at Newpoint increased to 24.0% from 17.0% on a year-to-year basis. The increased percentage for both segments is due to the effects of cost cutting and the elimination of overruns experienced during the prior fiscal year.

RT Logic was acquired subsequent to September 30, 2002, so the Company reported no cost of revenue or gross margin for the Space Communication Systems segment for fiscal year 2002. RT Logic’s gross margin for fiscal year 2003 is the highest in that subsidiary’s history.

Operating Expenses

Operating Expenses for fiscal year 2003 and 2002 for each of the Company’s segments are shown in the following table:

Segment	Fiscal Year Ended Sept. 30, 2003 (in thousands)	Fiscal Year Ended Sept. 30, 2002 (in thousands)	Increase/ (Decrease) (in thousands)
Operating Expenses

Satellite Ground Systems (Integral)
SG&A	$6,696	$5,819	$877
R&D	146	216	(70)
Amortization	2,386	1,795	591
Total Satellite Ground Systems (Integral)	9,228	7,830	1,398

Satellite & Terrestrial CSM (SAT)
SG&A	1,182	2,026	(844)
R&D	1,051	146	905
Amortization	602	388	214
Total Satellite & Terrestrial CSM (SAT)	2,835	2,560	275

Equip. Monitoring & Control (Newpoint)
SG&A	1,289	1,078	211
R&D	68	0	68
Amortization	125	62	63
Total Equip. Monitoring & Control (Newpoint)	1,482	1,140	342

Space Communication Systems (RT Logic)
SG&A	2,358	N/A	2,358
R&D	1,399	N/A	1,399
Amortization	1,164	N/A	1,164
Total Space Communication Systems (RT Logic)	4,921	N/A	4,921

Intersegment	(58)	(56)	(2)

Total Operating Expenses	$18,408	$11,474	$6,934

In the Company’s Satellite Ground Systems segment, Selling, General & Administrative (“SG&A”) expenses increased by approximately $880,000 during the periods being compared. The increase principally pertains to increased marketing and proposal costs relating to new Air Force opportunities coupled with increased management and administrative costs needed to operate a considerably larger business base. As a percentage of revenue, SG&A for this segment represented 11.3% of revenue in the current period compared to 12.8% of revenue during fiscal year 2002. R&D expenses for this segment were immaterial for both fiscal years. Product amortization has increased by approximately $590,000 during fiscal year 2003 as compared to fiscal year 2002 due to higher capitalized development costs related to the Company’s EPOCH product line.

At SAT, period-to-period SG&A costs are down approximately $840,000 due to cost cutting measures implemented by the Company and due to severance expenses that were recorded during 2002 which did not recur during 2003. SAT also recorded a bad debt expense of $315,000 during 2002. There was no comparable bad debt entry in the current year. In fact, a significant portion of SAT’s bad debt from last fiscal year was recovered in fiscal year 2003, resulting in a credit to current period bad debt expense.

R&D expenses at SAT have increased from $150,000 to $1,050,000 between the periods compared. The increase in current period R&D expenses was due to efforts related to new development on SAT’s signal monitoring capabilities. Costs associated with such efforts had been capitalized last fiscal year but are not eligible for capitalization in the current fiscal year due to release of software products. Product amortization increased by more than $210,000 during the periods compared due to higher capitalized development costs recorded last fiscal year.

Newpoint’s current period SG&A expenses increased approximately $210,000 compared to fiscal year 2002 as results for Newpoint for fiscal year 2002 are only for an eight-month period. Recurring month-to-month SG&A expenses for Newpoint were lower in fiscal year 2003 compared to fiscal year 2002.

RT Logic was acquired subsequent to September 30, 2002, so the Company reported no operating expenses for the Space Communication Systems segment for fiscal year 2002.

The current period amortization expenses for both Newpoint and RT Logic relate to the amortization of intangible assets that arose from purchase accounting entries made at the time of each company’s acquisition by the Company.

Income from Operations

Income from Operations for fiscal year 2003 and 2002 for each of the Company’s segments is shown in the following table:

Segment	Fiscal Year Ended Sept. 30, 2003 (in thousands)	Fiscal Year Ended Sept. 30, 2002 (in thousands)	Increase/ (Decrease) (in thousands)
Income from Operations
Satellite Ground Systems (Integral)	$3,679	$3,673	$6
Satellite & Terrestrial CSM (SAT)	(1,439)	(1,122)	(317)
Equip. Monitoring & Control (Newpoint)	(915)	(718)	(197)
Space Communication Systems (RT Logic)	7,497	0	7,497
Intersegment	(20)	(16)	(4)
Total Income from Operations	$8,802	$1,817	$6,985

Income from operations during the periods compared was flat in the Company’s Satellite Ground Systems segment as a result of increases in gross margins that were offset by increases in operating expenses as described above.

Operating losses at SAT increased due to lower revenues related to overall depressed conditions in the commercial satellite market during fiscal year 2003 compared to fiscal year 2002. Newpoint’s operating losses increased because results for fiscal year 2002 were only for an eight-month period. Quarter to quarter operating losses for Newpoint are decreasing as a result of recent new bookings and the effects of cost cutting.

RT Logic was acquired subsequent to September 30, 2002, so operating results were not included with the results for the Company for fiscal year 2002. RT Logic operating income is the highest in that subsidiary’s history.

Other Income/Expense

During fiscal year 2003, the Company recorded other expense of approximately $1.4 million related to its investment in the common stock of Loral Space and Communications Ltd (LOR). LOR filed a voluntary petition for bankruptcy under Chapter 11 of the Federal bankruptcy code on July 15, 2003. As a result of this filing, the Company believes that its investment in this entity has been permanently impaired and has written down its carrying value to approximately $50,000 as of September 30, 2003.

The Company recorded approximately $140,000 of gains on the sale of marketable equity securities during fiscal year 2003 compared to $1.2 million of such gains last fiscal year.

During fiscal year 2003, the Company also recorded $590,000 of interest income compared to $930,000 of interest income recorded for fiscal year 2002. The decrease is due to the general decline in interest rates in response to cuts by the Federal Reserve Board and due to the Company’s reduction in interest generating capital resulting from the repurchase of approximately $6.3 million of Company stock in fiscal year 2003 and the payment of $13.75 million of cash used to purchase RT Logic.

The Company also recorded approximately $290,000 of interest and miscellaneous expenses during fiscal year 2003 compared to $190,000 of such expenses in the prior fiscal year.

Income Before Income Taxes/Net Income

Income before income taxes increased by approximately $4.1 million to $7.9 million from $3.8 million between the two periods being compared, principally due to the addition of RT Logic and offset by declines in other income (principally the LOR write-off) described above.

The Company’s effective tax rate increased to 36.3 % for fiscal year 2003 from 30.4% for fiscal year 2002. The rise in the effective tax rate relates to decreased non-taxable income in fiscal 2003 over fiscal 2002, among other reasons.

As a result of the above, net income increased to approximately $5.0 million during fiscal year 2003 from approximately $2.6 million during fiscal year 2002.

Fiscal Year 2003 Revenue, Operating Income, Income Before Taxes and Net Income are all Company historic annual records, exceeding prior records by 62%, 86%, 41% and 20%, respectively.

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

On a consolidated basis, revenue increased 25.6%, or $10.4 million, to $50.9 million for the fiscal year 2002, from $40.5 million for fiscal year 2001. Revenue for fiscal years 2002 and 2001 for each of the Company’s segments is shown in the following table:

Segment	Fiscal Year Ended Sept. 30, 2002 (in thousands)	Fiscal Year Ended Sept. 30, 2001 (in thousands)	Increase/ (Decrease) (in thousands)
Revenue
Satellite Ground Systems (Integral)	$45,303	$36,472	$8,831
Satellite & Terrestrial CSM (SAT)	3,778	4,204	(426)
Equip. Monitoring & Control (Newpoint)	2,482	0	2,482
Space Communication Systems (RT Logic)	0	0	0
Intersegment	(640)	(144)	(496)
Total Revenue	$50,923	$40,532	$10,391

All revenue components for the Company’s Satellite Ground Systems segment (i.e. licenses, services and pass-throughs) were greater during fiscal year 2002 when compared to fiscal year 2001 due to increased bookings. Specifically, most of the increases in revenue for this segment pertain to the Company’s new contract awards with the U.S. Air Force (specifically the CCS-C and SCNC programs) that occurred in the Spring of 2002.

Revenue decreases at SAT during the periods compared generally relate to a decreased backlog of orders, decreased bookings of new orders and overall poor market conditions in the commercial satellite market. Newpoint revenue for fiscal year 2002 was only for an eight-month period, as the Company did not acquire this entity until January 30, 2002.

RT Logic was acquired subsequent to September 30, 2002, so the Company reported no revenue for the Space Communication Systems segment for fiscal year 2002 and 2001.

Cost of Revenue/Gross Margin

Cost of revenue and gross margin for fiscal years ended 2002 and 2001 for each of the Company’s segments are shown in the following table:

Segment	Fiscal Year Ended Sept. 30, 2002 (in thousands)	Fiscal Year Ended Sept. 30, 2001 (in thousands)	Increase/ (Decrease) (in thousands)
Cost of Revenue
Satellite Ground Systems (Integral)	$33,800	$26,612	$7,188
Satellite & Terrestrial CSM (SAT)	2,340	2,213	127
Equip. Monitoring & Control (Newpoint)	2,060	0	2,060
Space Communication Systems (RT Logic)	0	0	0
Intersegment	(568)	(119)	(449)
Total Cost of Revenue	$37,632	$28,706	$8,926

Gross Margin
Satellite Ground Systems (Integral)	$11,503	$9,860	$1,643
Satellite & Terrestrial CSM (SAT)	1,438	1,991	(553)
Equip. Monitoring & Control (Newpoint)	422	0	422
Space Communication Systems (RT Logic)	0	0	0
Intersegment	(72)	(25)	(47)
Total Gross Margin	13,291	11,826	1,465

During fiscal year 2002, cost of revenue increased 31% or $8.9 million to $37.6 million from $28.7 million during fiscal year 2001. The increase was primarily due to increases in direct labor, related overhead costs, travel costs and equipment and subcontract pass-throughs in the Company’s Satellite Ground Systems segment necessary to support the increase in revenue discussed above. Further, cost of revenue amounts attributed to Newpoint (approximately $2.1 million) were not included with the Company’s results from operations in fiscal year 2001.

Gross margin increased from $11.8 million to $13.3 million, an increase of $1.5 million, or 12.4%, during the periods being compared. The increase was principally due to the $10.4 million increase in revenue discussed above. Gross margin as a percentage of revenue was 26.1% during fiscal year 2002 compared to 29.2% for fiscal year 2001. This decrease is primarily attributable to a decrease in gross margin at SAT as a result of overruns on two fixed price contracts that were recorded during the three months ended March 31, 2002. Further, Newpoint’s gross margin percentage was only 17% for fiscal year ended 2002, thereby reducing the Company’s overall gross margin percentage.

RT Logic was acquired subsequent to September 30, 2002, so the Company reported no cost of revenue or gross margin for the Space Communication Systems segment for fiscal year 2002 and 2001.

Operating Expenses

Operating Expenses for fiscal year 2002 and 2001 for each of the Company’s segments are shown in the following table:

Segment	Fiscal Year Ended Sept. 30, 2002 (in thousands)	Fiscal Year Ended Sept. 30, 2001 (in thousands)	Increase/ (Decrease) (in thousands)
Operating Expenses

Satellite Ground Systems (Integral)
SG&A	$5,819	$5,536	$283
R&D	216	143	73
Amortization	1,795	1,370	425
Total Satellite Ground Systems (Integral)	7,830	7,049	781

Satellite & Terrestrial CSM (SAT)
SG&A	2,026	1,289	737
R&D	146	57	89
Amortization	388	0	388
Total Satellite & Terrestrial CSM (SAT)	2,560	1,346	1,214

Equip. Monitoring & Control (Newpoint)
SG&A	1,078	0	1,078
R&D	0	0	0
Amortization	62	0	62
Total Equip. Monitoring & Control (Newpoint)	1,140	0	1,140

Space Communication Systems (RT Logic)
SG&A	0	0	0
R&D	0	0	0
Amortization	0	0	0
Total Space Communication Systems (RT Logic)	0	0	0

Intersegment	(56)	(26)	(30)

Total Operating Expenses	$11,474	$8,369	$3,105

Consolidated SG&A expenses increased to approximately $8.9 million in fiscal year 2002 from $6.8 million in fiscal year 2001. The change was primarily due to increases in the Company’s product related selling expenses in the Company’s Satellite Ground Systems segment and from $1.1 million of SG&A expenses at Newpoint which were not recorded by the Company in fiscal year 2001.

SG&A costs at SAT increased by approximately $740,000 between the periods being compared as result of the following:

1.	Bad debt expense attributable to the Company’s receivable with SSP/Litronic, Inc. in the amount of $315,000

2.	Severance expense related to the termination of SAT’s former President of approximately $90,000.

3.	Increased selling expenses incurred during the period.

As a percentage of revenue, SG&A on a consolidated basis accounted for 17.4% of revenue in fiscal year 2002 compared to 16.8% in 2001. Product amortization was $2,180,000 in fiscal year 2002 compared to $1,370,000 in fiscal year 2001 resulting from an increased capitalized cost base. R&D expenses did not vary materially year to year.

RT Logic was acquired subsequent to September 30, 2002, so the Company reported no operating expenses for the Space Communication Systems segment for fiscal year 2002 and 2001.

Income from Operations

Income from Operations for fiscal year 2002 and 2001 for each of the Company’s segments is shown in the following table:

Segment	Fiscal Year Ended Sept. 30, 2002 (in thousands)	Fiscal Year Ended Sept. 30, 2001 (in thousands)	Increase/ (Decrease) (in thousands)
Income from Operations
Satellite Ground Systems (Integral)	$3,673	$2,811	$862
Satellite & Terrestrial CSM (SAT)	(1,122)	645	(1,767)
Equip. Monitoring & Control (Newpoint)	(718)	0	(718)
Space Communication Systems (RT Logic)	0	0	0
Intersegment	(16)	1	(17)
Total Income from Operations	$1,817	$3,457	($1,640)

Income from operations was $1.8 million in fiscal year 2002 compared to $3.5 million in fiscal year 2001. The decrease was related to operating losses at SAT and Newpoint. SAT incurred an operating loss of $1.1 million in fiscal year 2002 compared to operating income of $650,000 in fiscal year 2001. The decreased performance relates to lower gross margin dollars coupled with higher operating expenses in fiscal year 2002 compared to fiscal year 2001 at SAT.

Newpoint posted an operating loss of $720,000 in fiscal year 2002 while Newpoint’s operating results were not consolidated with the Company’s in fiscal year 2001. Operating income for the Company’s Satellite Ground Systems segment increased to $3.7 million in fiscal year 2002 from $2.8 million in fiscal year 2001 as a result of increased revenues and corresponding higher gross margin dollars.

RT Logic was acquired subsequent to September 30, 2002, so the Company reported no income from operations for the Space Communication Systems segment for fiscal year 2002 and 2001.

Other Income/Expense

During fiscal year 2002, the Company recorded approximately $1.2 million of gains on the sale of marketable securities and realized no such gain in fiscal year 2001. The Company also recorded $930,000 of interest income in fiscal year 2002 (compared to $2.5 million in fiscal year 2001), which was principally derived from investments of the cash proceeds from the Company’s two private equity placements that occurred in June 1999 and February 2000. The decrease is due to the general decline in interest rates in response to interest rate cuts by the Federal Reserve Board and the Company’s reduction in interest generating capital resulting from the repurchase of approximately $8.0 million of Company stock in September and October of 2001.

Income Before Income Taxes/Net Income

Income before income taxes decreased by approximately $1.8 million to $3.8 from $5.6 million between the two periods being compared principally due to the declines in SAT and Newpoint.

The Company’s effective tax rate increased from 28.0% for fiscal year 2001 to 30.4% for fiscal year 2002.

As a result of the above, net income decreased to approximately $2.6 during fiscal year 2002 from approximately $4.0 during fiscal year 2001.

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

Looking forward to fiscal year 2004 in its entirety, the Company is anticipating growth in revenue, operating income, net income, and fully diluted earnings per common share of approximately 10%, 20%, 35%, and 35% respectively over FY03 levels.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company’s inception in 1982, it has been profitable on an annual basis and has generally financed its working capital needs through internally generated funds, supplemented by borrowings under the Company’s general line of credit facility with a commercial bank and the proceeds from the Company’s initial public offering in 1988. In June 1999, the Company supplemented its working capital position by raising approximately $19.7 million (net) through the private placement of approximately 1.2 million shares of its common stock. In February 2000, the Company raised an additional $40.9 million (net) for use in connection with potential acquisitions and other general corporate purposes through the private placement of 1.4 million additional shares of its common stock. With respect to the capital raised in the private placements, at September 30, 2003, $17,986,000 was invested in variable rate State of Maryland debt securities, $10,000,000 was invested in Banc of America Preferred Funding Corporation

“Dividends Received Eligible Auction Market” preferred stock (“DREAMS”), and $202,935 was invested in common stock. See Footnote Number 1 and 4 of the Notes to the Financial Statements included elsewhere herein.

For fiscal year 2003, the Company generated approximately $7.2 million of cash from operating activities and $6.0 million from investing activities. Included in the Company’s investing activities were approximately $2.3 million for newly capitalized software development costs and approximately $1.4 million for the purchase of fixed assets (principally new computers and equipment).

During fiscal year 2003, the Company had access to a line of credit facility through which it could borrow up to $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company’s billed and unbilled accounts receivable and has certain financial covenants, including minimum net worth and liquidity ratios. The line expires on February 29, 2004. At September 30, 2003, 2002, and 2001, the Company had no amounts outstanding under the lines of credit.

On December 3, 2003, the Company’s Board of Directors declared a dividend of three cents per share for shareholders on record as of December 15, 2003. The Company’s general line of credit facility prohibits the declaration or payment of dividends by the Company until all of its obligations under the facility are paid in full or performed. As of September 30, 2003, all of the Company’s obligations under the facility have been met.

The Company also has access to a $2.0 million equipment lease line of credit under which it had $92,508 outstanding as of September 30, 2003. The outstanding balance is payable over a 32-month period from lease inception and bears interest at a rate of 8.8% per annum.

The Company currently anticipates that its current cash balances, amounts available under its lines of credit and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. The Company believes that inflation did not have a material impact on the Company’s revenues or income from operations in fiscal years 2003, 2002, and 2001.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no “off-balance sheet arrangements” as such term is defined in Item 303(a)(4)(ii) of Regulation S-K.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in the Business section, in other parts of this 10-K, and in this section, including those under the headings “Outlook” and “Liquidity and Capital Resources,” are forward looking. In addition, from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “believe”, “expect”, “anticipate”, “estimate”, “continue”, or other similar words, including statements as to the intent, belief, or current expectations of the Company and its directors, officers, and management with respect to the Company’s future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. While the Company believes that these statements are and will be accurate, a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s statements. The Company’s business is dependent upon general economic conditions and upon various conditions specific to its industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may effect the Company’s business, other than those described elsewhere herein, include the following:

•	A significant portion of the Company’s revenue is derived from contracts or subcontracts funded by the U.S. Government, which are subject to termination without cause, government regulations and audits, competitive bidding, and the budget and funding process of the U.S. Government.

•	The presence of competitors with greater financial resources and their strategic response to the Company’s new services.

•	The potential obsolescence of the Company’s services due to the introduction of new technologies.

•	The response of customers to the Company’s marketing strategies and services.

•	The Company’s commercial contracts are subject to strict performance and other requirements.

•	The intense competition in the satellite ground system industry could harm the Company’s financial performance.

•	Risks related to the Company’s acquisition strategy. In particular, the Company may not be able to find any attractive candidates or it may find that the acquisition terms proposed by potential acquisition candidates are not favorable to the Company. In addition, the Company may compete with other companies for these acquisition candidates, which competition may make an acquisition more expensive for the Company. If the Company is unable to identify and acquire any suitable candidates, the Company may not be able to find alternative uses for the cash proceeds of its previous private placements that improve the Company’s business, financial conditions, or results of operations to the extent that an acquisition could. In addition, if the Company is able to identify and acquire one or more businesses, the integration of the acquired business or businesses may be costly and may result in a decrease in the value of the Company’s common stock for the following reasons, among others:

•	the Company may not adequately assess the risks inherent in a particular acquisition candidate or correctly assess the candidate’s potential contribution to the Company’s financial performance;

•	the Company may need to divert more management resources to integration than it planned, which may adversely affect its ability to pursue other more profitable activities;

•	the difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate backgrounds and combining different corporate cultures;

•	the Company may not eliminate as many redundant costs as it anticipated in selecting acquisition candidates; and an acquisition candidate may have liabilities or adverse operating issues that the Company failed to discover through its due diligence prior to the acquisition.

•	Changes in activity levels in the Company’s core markets.

•	The Company may not be able to effectively manage any continued growth.

•	The business is subject to risks associated with international transactions.

•	The Company depends upon intellectual property rights and risks having our rights infringed.

•	The estimated backlog is not necessarily indicative of revenues that will actually be realized under the contracts.

•	The Company’s quarterly operating results may vary significantly from quarter to quarter.

•	The market price of the Company’s common stock may be volatile.

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

While the Company currently does not have significant European operations, its customer base is expanding outside the U.S. and therefore certain contracts now and in the future will likely be denominated in currencies other than the U.S. dollar. As a result, the Company’s financial results could be affected by factors such as foreign currency exchange rates for contracts denominated in currencies other than the U.S. dollar. To mitigate the effect of changes in foreign currency exchange rates, the Company may hedge this risk by entering into forward foreign currency contracts. As of September 30, 2003, virtually all of the Company’s contracts were denominated in U.S. dollars. Three contracts were denominated in Euros that were hedged. As the Company enters into new foreign currency based contracts in the future, it may employ similar hedging contracts. The fair value of the Company’s hedges at September 30, 2003 reflected an unrealized loss of approximately $105,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors

Integral Systems, Inc.

We have audited the accompanying consolidated balance sheet of Integral Systems, Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years ended September 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integral Systems, Inc. and subsidiaries as of September 30, 2003, and the consolidated results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

McLean, Virginia

November 21, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Integral Systems, Inc.

We have audited the consolidated balance sheet of Integral Systems, Inc. and subsidiaries as of September 30, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integral Systems, Inc. and subsidiaries as of September 30, 2001, and their consolidated results of operations and consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Rubino & McGeehin, Chartered

November 21, 2001

Bethesda, Maryland

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2003 and 2002

	2003	2002
ASSETS

Current assets
Cash and cash equivalents	$22,526,718	$16,064,363
Marketable securities, net	28,188,935	46,885,581
Accounts receivable, net	31,813,381	16,918,780
Employee receivables and other receivables	412,936	82,613
Inventories	973,702	0
Prepaid expenses	361,743	916,756
Notes receivable - current portion	257,583	118,226
Deferred income taxes – current portion	876,585	887,832
Income taxes receivable	0	1,110,703

Total current assets	85,411,583	82,984,854

Property and equipment, at cost, net of accumulated depreciation and amortization	3,925,115	3,467,907
Notes receivable – long term portion	430,917	288,500
Goodwill	25,715,264	2,610,180
Intangible assets, net	1,419,522	437,500
Software development costs, net of accumulated amortization	5,754,971	6,490,640
Deposits and deferred charges	135,827	337,274

Total assets	$122,793,199	$96,616,855

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable – trade	$4,544,677	$5,916,194
Accrued expenses	12,507,716	3,249,323
Capital leases payable – current portion	32,270	29,653
Billings in excess of revenue for contracts in progress	7,009,629	2,625,602
Income Taxes Payable	601,978	0

Total current liabilities	24,696,270	11,820,772

Capital leases payable – long-term portion	60,238	92,508
Deferred income taxes – long-term portion	2,408,105	2,447,395

Total liabilities	27,164,613	14,360,675

Stockholders’ Equity
Common stock, $.01 par value, 40,000,000 shares authorized, and 9,723,802 and 9,322,783 shares issued and outstanding	97,238	93,228
Additional paid-in capital	77,019,957	65,070,787
Retained earnings	18,588,185	17,599,042
Accumulated other comprehensive loss	(76,794)	(506,877)

Total stockholders’ equity	95,628,586	82,256,180

Total liabilities and stockholders’ equity	$122,793,199	$96,616,855

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended September 30, 2003, 2002 and 2001

	2003	2002	2001
Revenue	$82,585,064	$50,922,741	$40,531,600

Cost of Revenue
Direct labor	17,780,499	13,229,088	10,648,052
Overhead costs	12,959,576	9,552,535	7,555,391
Travel and other direct costs	2,397,185	1,958,575	1,508,543
Direct equipment & subcontracts	22,237,986	12,891,703	8,993,849
Total cost of revenue	55,375,246	37,631,901	28,705,835

Gross margin	27,209,818	13,290,840	11,825,765

Selling, general & administrative	11,465,932	8,866,438	6,798,430
Research & development	2,664,159	361,921	199,987
Product amortization	2,988,924	2,182,910	1,370,000
Intangible asset amortization	1,289,060	62,500	0
Income from operations	8,801,743	1,817,071	3,457,348

Other income (expense)
Interest income	594,551	929,243	2,480,113
Interest expense	(9,345)	(15,351)	(50,671)
Gain on sale of marketable securities	139,797	1,216,031	0
Impairment loss on marketable securities	(1,364,180)	0	0
Miscellaneous, net	(279,939)	(176,791)	(312,387)
Total other income	(919,116)	1,953,132	2,117,055

Income before income taxes	7,882,627	3,770,203	5,574,403

Provision for income taxes	2,864,027	1,146,788	1,563,283

Net income	$5,018,600	$2,623,415	$4,011,120

Weighted avg. number of common shares:
Basic	9,713,321	9,174,831	9,462,166
Diluted	9,859,557	9,232,619	9,672,833
Earnings per share (basic)	$0.52	$0.29	$0.42

Earnings per share (diluted)	$0.51	$0.28	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended September 30, 2003, 2002 and 2001

	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance September 30, 2000	9,427,368	$94,274	$65,702,313	$15,901,263	—	$81,697,850
Comprehensive income
Net income	—	—	—	4,011,120	—	4,011,120
Unrealized loss on marketable securities (net of deferred tax benefit of $164,317)	—	—	—	—	(257,008)	(257,008)

Total Comprehensive income	—	—	—			3,754,112
Repurchased shares	(420,015)	(4,200)	(2,927,505)	(4,816,430)	—	(7,748,135)
Stock options exercised	63,760	637	287,288	—	—	287,925
Tax benefit of stock options exercised	—	—	184,889	—	—	184,889

Balance September 30, 2001	9,071,113	90,711	63,246,985	15,095,953	(257,008)	78,176,641

Comprehensive income
Net income	—	—	—	2,623,415	—	2,623,415
Unrealized loss on marketable securities (net of deferred tax benefit of $159,752)	—	—	—	—	(249,869)	(249,869)

Total Comprehensive income	—	—	—			2,373,546
Repurchased shares	(10,800)	(108)	(74,988)	(120,326)	—	(195,422)
Stock options exercised	262,470	2,625	1,226,822	—	—	1,229,447
Tax benefit of stock options exercised	—	—	671,968	—	—	671,968

Balance September 30, 2002	9,322,783	93,228	65,070,787	17,599,042	(506,877)	82,256,180

Comprehensive income
Net income				5,018,600		5,018,600
Unrealized Gain on Marketable Securities (net of deferred tax of $14,877)					23,269	23,269
Reclassification Adjustment on Marketable Securities (net of deferred tax of $309,023)					483,344	483,344
Unrealized Loss on Foreign Currency Exchange Contracts					(105,379)	(105,379)
Cumulative Currency Translation Adjustment					28,849	28,849

Total Comprehensive Income						5,448,683
Repurchased Shares	(331,721)	(3,318)	(2,265,145)	(4,029,457)		(6,297,920)
Shares issued to acquire RT Logic	709,676	7,097	13,742,903			13,750,000
Stock Options Exercised	23,064	231	330,126			330,357
Tax benefit of stock options exercised	—	—	141,286	—	—	141,286

Balance September 30, 2003	9,723,802	$97,238	$77,019,957	$18,588,185	($76,794)	$95,628,586

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$5,018,600	$2,623,415	$4,011,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,873,013	3,583,351	2,326,920
Reserve for doubtful accounts	(240,000)	232,507	—
Gain on sale of marketable securities	(139,797)	(1,216,031)	—
Impairment loss on marketable securities	1,364,180	—	—
Loss on disposal of fixed assets	27,237	34,344	2,229
Provision for deferred income taxes	(724,474)	437,279	1,302,382
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable and other receivables	(9,457,626)	1,749,891	(4,882,590)
Prepaid expenses and deposits	326,045	(713,919)	(177,580)
Inventories	700,328	—	—
Income taxes receivable, net	4,388,552	1,324,677	(100,394)
Accounts payable	(2,444,541)	(1,658,281)	3,216,244
Accrued expenses	93,125	(72,698)	307,930
Billings in excess of revenue	2,437,931	82,693	204,275

Total adjustments	2,203,973	3,783,813	2,199,416

Net cash provided by operating activities	7,222,573	6,407,228	6,210,536

Cash flow from investing activities:
Purchases of marketable securities	—	(7,697,927)	(10,955,495)
Sale of marketable securities	18,302,778	19,508,926	2,610,000
Issuance of Notes Receivable	(400,000)	—	—
Proceeds from payments on notes receivable	5,242,806	112,496	80,778
Acquisition of fixed assets	(1,398,029)	(1,349,396)	(1,948,438)
Software development costs	(2,253,255)	(3,625,621)	(3,261,846)
Net advances to Newpoint Technologies	—	(448,332)	—
Acquisition of Newpoint Technologies	—	(118,749)	—
Acquisition of RT Logic, net of cash received	(13,414,315)	—	—
Acquisition of J&T antenna assets	(35,629)	—	—

Net cash provided by (used in) investing activities	6,044,356	6,381,397	(13,475,001)

Cash flow from financing activities:
Proceeds from issuance of common stock	330,357	1,229,448	287,925
Payments on stock repurchase	(6,297,920)	(195,422)	(7,748,135)
Notes payable	(802,190)	—	—
Payments on capital lease obligations	(29,653)	(137,791)	(454,153)

Net cash provided by (used in) financing activities	(6,799,406)	896,235	(7,914,363)

Effect of currency translation	(5,168)
Net increase (decrease) in cash and cash equivalents	6,467,523	13,684,860	(15,178,828)

Cash and cash equivalents - beginning of year	16,064,363	2,379,503	17,558,331

Cash and cash equivalents - end of year	$22,526,718	$16,064,363	$2,379,503

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2003, 2002 and 2001

1.	Summary of Significant Accounting Policies

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

Through its wholly owned subsidiaries, SAT Corporation and Newpoint Technologies Inc., the Company offers complementary ground system components and systems. This includes turnkey systems, hardware, and software for satellite and terrestrial communications signal monitoring, network and ground equipment monitoring and control, and satellite data processing.

Through its wholly owned subsidiary, Real Time Logic, Inc. (“RT Logic”), which was acquired in October 2002, the Company manufactures satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories, and range facilites.

In July 2003, the Company acquired the intellectual property rights, inventory and certain other assets of the former Jackson & Tull Satellite Ground Systems division. The acquisition is an extension of the satellite ground systems business segment and enables the Company to be a “turn-key” provider of full motion antennas and RF systems used for tracking low earth orbiting satellites and launch vehicles as well as aeronautical telemetry range operations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Integral Systems, Inc. (the Company) and its wholly owned subsidiaries, SAT Corporation, Newpoint Technologies (see Note 2), RT Logic (see Note 2), and ISI Europe. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, and changes therein, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Marketable Securities

The Company classifies its investments in marketable equity and debt securities as available for sale in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The investments are carried at fair market value, with temporary unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income (loss), net of any related tax effect. Other than temporary declines in fair market value are recorded as an impairment loss in the statement of operations.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2003, 2002 and 2001

1.	Summary of Significant Accounting Policies (continued)

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

Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The Company’s contracts vary in length from one to eight years after September 30, 2003.

The fees under certain government contracts may be increased or decreased in accordance with cost or performance incentive provisions that measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue at the time the amounts can be reasonably determined.

Unbilled accounts receivable represents revenue recognized in excess of amounts billed. The liability, billings in excess of revenue for contracts in progress, represents billings in excess of revenue recognized.

Sale of Software Products

Most of the Company’s contracts include the license of proprietary software products. Sales of the Company’s software products take many forms. The Company sells (i) software only (a “Software-Only Sale”), (ii) software and services together, or (iii) software, services and hardware together. In addition, depending on a customer’s requirements, the Company may or may not provide post-contract customer support (“PCS”).

The Company’s recognition of revenue for sales of Company software products depends on customer requirements and the nature of the contracts involved. In accordance with SOP 97-2, Software Revenue Recognition, for a Software-Only Sale, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangements exists, delivery has occurred, the vendor’s fee is fixed or determinable and collectibility is probable. In situations where software is sold together with services and/or hardware, the Company recognizes software license revenue on a percentage of completion basis.

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

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2003, 2002 and 2001

1.	Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

Pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically evaluates the recoverability of its long-lived assets. This evaluation consists of a comparison of the carrying value of the assets with the assets’ expected future cash flows, undiscounted and without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow, undiscounted and without interest charges, exceeds the carrying value of the asset, no impairment is recognized. Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair market value, based on discounted future cash flows of the related assets.

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

Inventories

Inventories are priced at the lower of cost or market using the first-in, first-out (FIFO) method of accounting. The Company acquired its entire inventory in Fiscal 2003 from the acquisition of RT Logic and the Antenna Division. Inventories consist of the following as of September 30:

2003
Finished Goods	$307,536
Work in process	188,882
Raw Materials	477,284

Total	$973,702

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2003, 2002 and 2001

1.	Summary of Significant Accounting Policies (continued)

Software Development Costs

The Company has capitalized costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis and has been recognized for those products available for market based on the products’ estimated economic lives of three to five years. Due to inherent technological changes in software development, however, the period over which such capitalized costs is being amortized may have to be modified.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares outstanding during the period. In accordance with Statement of Financial Accounting Standards No. 128 “Earnings Per Share”, the diluted earnings per share calculation includes 104,856 shares relating to the September 30, 2003 contingent consideration payable to the former RT Logic shareholders in connection with the Reorganization Agreement (see Footnote 2). The only other reconciling item between the shares used for basic and diluted earnings per share related to outstanding stock options. No reconciling items existed between the net income used for basic and diluted earnings per share.

Cash and Concentrations of Risk

The Company considers all highly-liquid debt instruments purchased with a maturity of forty five days or less to be cash equivalents. Cash accounts are maintained primarily with one federally insured financial institution. Balances usually exceed insured limits, but management does not consider this to be a significant concentration of credit risk.

Major customer information and revenue by customer category is discussed in Note 3. Revenue from foreign sources, primarily with corporations located in France, the Netherlands, Thailand, and Mexico, totaled $10.4 million, $10.7 million, and $9.4 million for the years ended September 30, 2003, 2002, and 2001, respectively. The Company has no significant long-lived assets located in foreign countries.

Fair Value of Financial Instrument

The balance sheet includes various financial instruments (primarily cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and billings in excess of revenue for contracts in progress). The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and billings in excess of revenue for contracts in progress approximate the carrying values due to the short maturity of these instruments. Marketable securities are recorded at fair market value.

Reclassifications

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2003, 2002 and 2001

1.	Summary of Significant Accounting Policies (continued)

Stock Based Compensation

The Company recognizes expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any.

The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the years ended September 30, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Net income, as reported	$5,018,600	$2,623,415	$4,011,120
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	1,779,798	1,242,972	1,549,574
Add: Stock-based employee compensation included in net income	0	0	0

Pro forma net income (loss)	$3,238,802	$1,380,443	$2,461,546

Earnings per share:
As reported - basic	$0.52	$0.29	$0.42
- dilutive	$0.51	$0.28	$0.41
Pro forma - basic	$0.33	$0.15	$0.26
- dilutive	$0.33	$0.15	$0.25

These pro forma amounts are not necessarily indicative of future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of the additional stock options issued in future years.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides a model for how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The model requires that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the arrangements meet certain criteria. EITF 00-21 is effective for fiscal periods beginning after June 15, 2003. The Company does not expect EITF 00-21 to have a material effect on its financial condition, results of operations, or liquidity.

2.	Acquisitions and Dispositions

Newpoint Technologies

On January 30, 2002, the Company completed its acquisition of Newpoint Technologies, Inc. (Newpoint). As consideration for all of the shares issued and outstanding of Newpoint the Company agreed to make future contingent payments to the shareholders of Newpoint for the period beginning February 1, 2002 through September 30, 2005. The contingent payments are calculated every September 30 in the period from February 1, 2002 through September 30, 2005 based on a formula of net income and excess revenues as defined in the acquisition agreement. As of September 30, 2003, no contingent payments have been accrued.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2003, 2002 and 2001

2.	Acquisitions and Dispositions (continued)

A total of $118,749 represents Integral Systems’ direct transaction costs relating to the acquisition. To retire debt and fund operations, the Company made advances to Newpoint in the amounts of $490,000 and $1,837,849 immediately prior to and immediately following consummation of the acquisition. The operations of Newpoint are included in the consolidated statement of operations from February 1, 2002.

The acquisition was accounted for using the purchase method of accounting under the guidance in SFAS No. 141, Business Combinations. Accordingly, a portion of the purchase price has been allocated to assets acquired and liabilities assumed and other identified intangible assets based on estimated fair values on the acquisition date. Approximately $2,796,431, $400,000, $100,000 and $2,415,180 were allocated to net liabilities assumed, technology, customer base, and goodwill, respectively. The excess of the net liabilities assumed and the direct transaction costs over the identified intangible assets acquired, or $500,000, was allocated to goodwill. The Company’s primary reason for acquiring Newpoint was to gain entrance to new markets and increase exposure to a certain class of customer. The technology and specific customers acquired were incidental to the transaction. Accordingly, a significant portion of the excess of net liabilities assumed and the purchase price was allocated to goodwill. The net liabilities assumed include amounts previously advanced by the Company. The identified intangible assets are being amortized on a straight-line basis over an estimated useful life of four years for the technology and customer base. Goodwill is not being amortized but is being reviewed annually for impairment in accordance with FAS 142. For tax purposes, goodwill in the amount of $2,296,431 is deductible. During the year ended September 30, 2002, the Company made minor adjustments to the purchase price allocation that resulted in an immaterial addition to goodwill associated with the acquisition.

RT Logic

On October 1, 2002, the Company acquired all of the issued and outstanding stock of RT Logic pursuant to an Agreement and Plan of Reorganization dated October 1, 2002 (the “Reorganization Agreement”). The primary reason for acquiring RT Logic was to expand the Company’s existing products into RT Logic’s government client base. The initial purchase price payable to the shareholders of RT Logic was $13.25 million in cash and 683,870 shares of the Company’s common stock. Pursuant to the Reorganization Agreement, in November 2002 the former shareholders of RT Logic received additional consideration of $500,000 in cash and 25,806 shares of the Company’s common stock. The Reorganization Agreement further provides that the former RT Logic shareholders will be entitled to receive contingent consideration, which is payable in the event that RT Logic’s business meets certain earnings performance targets during a period of up to four years following the acquisition. One half of any contingent consideration will be payable in cash and the remainder will be payable in shares of the Company’s common stock. Any shares of the Company’s common stock issued in connection with the contingent consideration will be valued based on a 30-trading-day average leading up to the end of each applicable earn-out period. The contingent consideration is subject to claims by us under the indemnification provisions of the Reorganization Agreement. For the year ended September 30, 2003 and pursuant to the Reorganization Agreement, in January 2004 the former shareholders of RT Logic will receive additional consideration of $3.8 million in cash and 209,712 shares of the Company’s common stock.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2003, 2002 and 2001

2.	Acquisitions and Dispositions (continued)

The acquisition was accounted for using the purchase method of accounting prescribed by SFAS No. 141. Accordingly, a portion of the purchase price was allocated to assets acquired and liabilities assumed and other identified intangible assets based on estimated fair values on the acquisition date. A summary of the purchase price allocation as of October 1, 2002 is as follows (in thousands):

Current assets	$9,821
Property, plant & equipment	615
Intangibles	2,271
Goodwill	15,061
Notes receivable	5,125
Long-term assets	79
Current liabilities	(5,247)

Total purchase price	$27,725

The identified intangible assets relate to acquired technology ($750,000) and customer contracts ($1,521,000) and are being amortized on a straight-line basis over an estimated useful life of 5 years and 18 months, respectively. Goodwill is not being amortized but is being reviewed annually for impairment in accordance with SFAS No. 142 Goodwill and Other Intangible Assets. Goodwill is not deductible for tax purposes. The notes receivable relate to loans made by RT Logic to its shareholders to exercise RT Logic stock options prior to the sale to Integral. During the quarter ended December 31, 2002, all notes receivable were settled and the cash was received by Integral. As a result of this transaction, RT Logic realized an income tax deduction (equal to the difference between the option exercise price and the fair value of the stock). The resulting income tax benefit of $2,760,000 is included in current assets in the table above.

As RT Logic was acquired on October 1, 2002, the full results of its operations have been included in Integral’s statements of operations for the year ended September 30, 2003. Unaudited pro forma information provided below has been prepared to reflect the acquisition of RT Logic by the Company as if it had occurred on October 1, 2001. The unaudited pro forma financial information is not necessarily indicative of the results of operations that may have actually occurred had the acquisition occurred on the dates specified, or of the future results of the combined companies.

Year Ended September 30, 2002 (unaudited) (in thousands, except Net Income per Share)
Revenues	$65,103
Net Income	$2,948
Net Income per Share (Basic)	$0.30
Net Income per Share (Diluted)	$0.30

Antenna Systems Division

On July 23, 2003, the Company completed its acquisition of the intellectual property rights, inventory and certain other assets of the former Jackson & Tull Satellite Ground Systems division. As consideration, the Company agreed to make future contingent payments to Jackson & Tull for the period beginning July 23, 2003 through September 30, 2006. The contingent payments are calculated every September 30 beginning September 30, 2004 based on pretax income as defined in the acquisition agreement. As of September 30, 2003, no contingent payments have been accrued. Additionally, the Company loaned Jackson & Tull $400,000 to pay off certain vendor obligations that had been incurred prior to the purchase in exchange for a $400,000 promissory note. The promissory note accrues interest at a rate of 6% per annum and is payable in three equal installments of $133,333 plus accrued interest due on December 31, of each of 2004, 2005 and 2006. The interest will be recorded when received.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2003, 2002 and 2001

3.	Accounts Receivable and Revenue

Accounts receivable at September 30, 2003 and 2002, consist of the following:

	2003	2002
Billed
Government services
Prime contracts	$1,217,361	$714,908
Subcontracts	9,084,432	2,015,363
Commercial products and services	2,514,433	1,675,800
Allowance for doubtful accounts	(83,868)	(323,868)

Total billed	12,732,358	4,082,203

Unbilled
Government services
Prime contracts	8,015,945	5,734,718
Subcontracts	5,475,838	2,580,556
Commercial products and services	5,589,240	4,521,303

Total unbilled	19,081,023	12,836,577

Total accounts receivable, net	$31,813,381	$16,918,780

Unbilled accounts receivable include amounts arising primarily from the use of the percentage-of-completion or other methods of recognizing revenue that differ from contractual billing terms. Substantially all unbilled receivables are expected to be billed and collected in one year.

The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts funded by the U.S. Government, as well as commercial and international organizations. During the years ended September 30, 2003, 2002 and 2001, approximately 76%, 60%, and 54%, respectively, of the Company’s revenue was from government services, primarily the National Oceanic and Atmospheric Administration (NOAA) and the United States Air Force (USAF). The remaining revenue is from commercial products and services.

4.	Marketable Securities

The following summarizes the Company’s investments in debt and equity securities at September 30, 2003 and 2002:

2003	Cost	Gross Unrealized Losses	Fair Market Value
State Debt Securities	$17,986,000	$—	$17,986,000
Preferred Stock	10,000,000	—	10,000,000
Common Stock	203,366	(431)	202,935

Total	$28,189,366	$(431)	$28,188,935

2002	Cost	Gross Unrealized Losses	Fair Market Value
State Debt Securities	$35,421,000	$—	$35,421,000
Preferred Stock	10,000,000	—	10,000,000
Common Stock	2,295,527	(830,946)	1,464,581

Total	$47,716,527	$(830,946)	$46,885,581

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2003, 2002 and 2001

4.	Marketable Securities (continued)

The investments in variable rate State of Maryland debt securities and Banc of America Preferred Funding Corporation “Dividends Received Eligible Auction Market” preferred stock (“DREAMS”) are carried at cost which approximates fair market value. The investment in common stock is based on quoted market price. At September 30, 2003 and September 30, 2002, the unrealized loss of $431 and $830,946 from the investment in common stock is reported in stockholders’ equity as other comprehensive income (loss), net of deferred tax benefit of $168 and $324,069, respectively.

During fiscal year 2003 and 2002, the Company bought and sold common stock and municipal bonds that resulted in gains of $139,797 and $1,216,031, respectively. The gains were determined using the specific identification method.

During fiscal year 2003, the Company recorded other expense of approximately $1.4 million related to its investment in the common stock of Loral Space and Communications Ltd (LOR). LOR filed a voluntary petition for bankruptcy under Chapter 11 of the Federal bankruptcy code on July 15, 2003. As a result of this filing, the Company believes that its investment in this entity has been permanently impaired and has written down its carrying value to $53,595 as of September 30, 2003.

5.	Property and Equipment

Property and equipment as of September 30, 2003 and 2002 are as follows:

	2003	2002
Electronic equipment	$4,814,843	$4,293,779
Furniture and fixtures	776,323	665,840
Leasehold improvements	971,965	355,642
Software	724,537	646,009
Equipment under capital lease	0	579,496

Total property and equipment	7,287,668	6,540,766
Less: accumulated depreciation and amortization	(3,362,553)	(3,072,859)

Property and equipment, net	$3,925,115	$3,467,907

Depreciation expense for the years ended September 30, 2003, 2002, and 2001 was $1,595,029, $1,337,941, and $956,920, respectively.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2003, 2002 and 2001

6.	Goodwill and Intangibles

The following summarizes the Company’s goodwill and intangibles at September 30, 2003 and 2002:

	2003	2002
Goodwill	$25,715,264	$2,610,180
Intangibles
Technology	1,150,000	400,000
Customer Base	1,621,082	100,000

Subtotal	28,486,346	3,110,180
Less: Accumulated Amortization	1,351,560	62,500

Goodwill and Intangibles, net	$27,134,786	$3,047,680

Amortization expense for the years ended September 30, 2003, 2002, and 2001 was $1,289,060, $62,500, and 0, respectively. The estimated aggregate amortization expense for each of the four succeeding years is as follows:

2004:	$782,000
2005:	275,000
2006:	212,500
2007:	150,000

Total	$1,419,500

7.	Software Development

Software development costs as of September 30, 2003 and 2002 consist of the following:

	2003	2002
Costs incurred	$16,354,146	$14,100,891
Less: accumulated amortization	(10,599,175)	(7,610,251)

Software development costs, net	$5,754,971	$6,490,640

Amortization expense for the years ended September 30, 2003, 2002, and 2001, was $2,988,924, $2,182,910, and $1,370,000, respectively.

8.	Line of Credit

The Company has a line of credit agreement with a local bank for $10,000,000 for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4%, based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company’s billed and unbilled accounts receivable and have certain financial covenants, including minimum net worth and liquidity ratios. The line expires on February 29, 2004. The Company had no balance outstanding at September 30, 2003, 2002 and 2001 under any of its lines.

The Company had letters of credit amounting to $230,000, $270,000 and $310,000 as of September 30, 2003, 2002 and 2001, respectively, with a bank relating to a leased facility. In addition, the Company had letters of credit amounting to $2.6 million, $3.1 million and $2.2 million as of September 30, 2003, 2002 and 2001, respectively, with a bank relating to obligations on certain contracts.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2003, 2002 and 2001

9.	Accrued Expenses

Accrued expenses at September 30, 2003 and 2002, consist of the following:

	2003	2002
Accrued payroll and withholdings	$2,339,109	$1,540,434
Accrued vacation	1,497,817	1,121,680
Accrued profit sharing	932,815	586,157
Accrued earnout (RT Logic)	7,632,242	0
Other accrued expenses	105,733	1,052

Total accrued expenses	$12,507,716	$3,249,323

10.	Commitments and Contingencies

Capital Leases

The Company has a $2,000,000 equipment lease line of credit under which the Company can sell equipment and lease it back for a period of three years. The line expires in July 2006. The Company incurred capital lease obligations when it entered into new leases for equipment. There were no capital lease additions for the years ended September 30, 2003, 2002 and 2001, respectively. Future payments under the capital lease obligations at September 30, 2003, are as follows:

Years ending September 30,	2004	$38,877
	2005	38,877
	2006	29,158

Total payments		106,912
Less amount representing interest at 8.8% per annum		(14,404)

Present value of future lease payments		$92,508

Operating Leases

The Company leases office space in Maryland, Colorado, California, New Hampshire and Toulouse, France. The current leases for offices in the United States expire in 2009, 2007, 2005, and 2004, respectively. The current leases for offices in France expire in 2009 and 2011. Approximate future minimum lease payments under the office leases are as follows:

Years ending September 30,	2004	$1,590,000
	2005	1,401,000
	2006	1,280,000
	2007	1,190,000
	2008	1,080,000
	Thereafter	779,000

Total payments		$7,320,000

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2003, 2002 and 2001

10.	Commitments and Contingencies (continued)

Lease payments do not include operating expenses or utilities, which are adjusted annually. Rent expense was $2,250,047, $1,581,516 and $1,252,880 for the years ended September 30, 2003, 2002 and 2001, respectively.

Government Contracts

A significant portion of the Company’s revenues represent payments made by the U.S. Government and by contractors that have prime contracts with the U.S. Government. These revenues are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). Audits by the DCAA have been completed on the Company’s contracts and subcontracts through the year ended September 30, 2001. RT Logic, Inc. has been audited by DCAA through March 31, 2000. Management is of the opinion that any disallowances of costs for subsequent fiscal years by the government auditors, other than amounts already provided, will not materially affect the Company’s financial statements.

11.	Income Taxes

For the years ended September 30, 2003, 2002 and 2001, the provision for income taxes consists of the following:

	2003	2002	2001
Current tax expense
Federal	$2,891,434	$626,545	$195,678
State	697,067	82,964	65,223

	3,588,501	709,509	260,901
Deferred tax expense (benefit)	(724,474)	437,279	1,302,382

Total provision	$2,864,027	$1,146,788	$1,563,283

At September 30, 2003 and 2002, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	Asset (Liability)
	2003	2002
Purchase accounting	$(240,630)	$(170,625)
Depreciation and amortization	(2,685,234)	(2,460,723)
Vacation accrual	570,249	437,455
Allowance for doubtful accounts	32,708	126,309
Impairment of marketable securities	532,030	—
Unrealized loss on marketable securities	168	324,069
Unbilled revenue	(17,940)	—
NOL carry forwards	801,803	183,952
R&D credits	439,735	—

Deferred Tax Asset/(Liability) Subtotal	(567,111)	(1,559,563)
Valuation Allowance – long term	(964,410)	—

Net Deferred Tax Asset/(Liability)	$(1,531,520)	$(1,559,563)

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2003, 2002 and 2001

11.	Income Taxes (continued)

Due to the purchase of RT Logic, the company acquired State and Federal Net Operating Loss (“NOL”) carry forwards in the amount of $9.1 million and $296,000 respectively as well as $440,000 of R&D credits. FAS 109 requires a valuation allowance if it is “more likely than not” that a deferred tax asset will not be realized. Accordingly, the deferred tax assets related to these RT Logic acquired NOL’s and R&D credits have been fully reserved via a valuation allowance due primarily to limitations under the Internal Revenue Code. Including these NOL’s, the Company has approximately $12.3 million and $296,000 of state and federal NOL’s, respectively, which expire between 2010 and 2022.

The temporary differences are presented in the balance sheet as follows:

	Asset (Liability)
	2003	2002
Deferred income tax asset – current portion	$876,585	$887,832
Deferred income tax liability – long term portion	(2,408,105)	(2,447,395)

Net Deferred Tax Asset/(Liability	$(1,531,520)	$(1,559,563)

The effective income tax rates differ from the statutory U.S. income tax rate due principally to the following:

	2003	2002	2001
Federal statutory rate	34.0%	34.0%	34.0%
State tax, net of federal income tax benefit	4.8	2.9	4.6
Tax benefit of tax free investment income	(1.4)	(6.5)	(11.3)
Other	(1.1)	—	.7

Effective rate	36.3%	30.4%	28.0%

12.	Profit Sharing and Employee Benefits Plans

The Company has a profit sharing and 401(k) plan for the benefit of substantially all employees. Profit sharing contributions consist of discretionary amounts determined each year by the Board of Directors of the Company based upon net profits for the year and total compensation paid. The 401(k) feature allows employees to make elective deferrals not to exceed 25% of compensation. The Company also has a money purchase plan, which obligates the Company to contribute 5% of eligible salaries under the plan. For the years ended September 30, 2003, 2002 and 2001, contributions to the plans totaled $2,570,451, $1,832,550 and $1,607,976, respectively.

13.	Stock Option Plans

Effective May 1, 2002, the Company established the 2002 Stock Option Plan to create additional incentives for the Company’s employees, consultants and directors to promote the financial success of the Company. The Stock Option Committee of the Board of Directors has sole authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock under this plan. The maximum number of shares of common stock which may be issued pursuant to the 2002 Stock Option Plan is 750,000. The price of each option is set at the stock’s closing price on the date the option is granted by the Stock Option Committee of the Board of Directors. Options expire no later than ten years from the date of grant (five years for greater-than-10% owners) or when employment ceases, whichever comes first, and vest from one to five years.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2003, 2002 and 2001

13.	Stock Option Plans (continued)

Prior to adoption of the 2002 Stock Option Plan, effective May 25, 1988, as amended on January 1, 1994 and May 8, 1998, the Company established the 1988 Stock Option Plan to create additional incentives for the Company’s employees, consultants and directors to promote the financial success of the Company. The Stock Option Committee of the Board of Directors had sole authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock under this plan. At September 30, 2003, the maximum number of shares of common stock which may be issued pursuant to the 1988 Stock Option Plan is 1,800,000. The price of each option is set at the stock’s closing price on the date the option is granted by the Stock Option Committee of the Board of Directors. Options expire no later than ten years from the date of grant (five years for greater-than 10% owners) or when employment ceases, whichever comes first, and vest from one to five years. Pursuant to the approval by stockholders at the April 17, 2002 Annual Meeting of the Shareholders, no further options will be granted after April 30, 2002 under the 1988 Stock Option Plan.

The Company has reserved for issuance an aggregate of 716,666 shares of Common Stock under the 1988 Stock Option Plan and 750,000 under the 2002 Stock Option Plan.

The following table summarizes the Company’s activity for all of its stock option awards during the years ended September 30, 2003, 2002 and 2001:

	Shares	Weighted Average Exercise Prices
Options outstanding, September 30, 2000	831,200	$12.55
Granted	226,300	$20.66
Exercised	(63,760)	$4.51
Cancelled	(44,640)	$14.07

Options outstanding, September 30, 2001	949,100	$14.95
Granted	308,750	$20.96
Exercised	(262,470)	$4.68
Cancelled	(56,950)	$19.62

Options outstanding, September 30, 2002	938,430	$19.49
Granted	301,300	$18.98
Exercised	(23,064)	$14.30
Cancelled	(29,950)	$18.62

Options outstanding September 30, 2003	1,186,716	$19.49

The following table summarizes additional information about stock options outstanding at September 30, 2003:

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 2.00 – 19.99	735,466	3.32 Years	$18.28	316,316	$17.94
$20.00 – 39.99	448,750	4.02 Years	$21.33	169,000	$21.59
$40.00 – 45.00	2,500	1.28 Years	$43.48	2,500	$43.48

	1,186,716	3.58 Years	$19.49	487,816	$19.33

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2003, 2002 and 2001

13.	Stock Option Plan (continued)

The fair value of the options granted is estimated on the date of the grant using the Black-Scholes options pricing model. The following table shows the assumptions used for the grants that occurred in each fiscal year.

	2003	2002	2001
Expected volatility	55.6%	50%	40%
Risk free interest rate	2.9%	5.0%	5.0%
Dividend yield	None	None	None
Expected lives	5 years	5 years	4 years

The weighted average fair values of options granted during the years ended September 30, 2003, 2002, and 2001, were $10.45, $10.33, and $7.85, respectively.

14.	Stockholder’s Equity Transactions

During fiscal years 2003, 2002, and 2001, the Company reacquired 331,721, 10,800, and 420,015 shares of its stock for a total cost of $6,297,920, $195,422, and $7,748,135, respectively.

15.	Foreign Currency Exchange Contracts

The Company periodically uses foreign currency exchange contracts to hedge risk associated with its European long-term contracts. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” all derivative instruments must be recorded on the balance sheet as an asset or liability with any gain or loss recorded as a component of accumulated other comprehensive income until recognized in earnings. The fair value of the exchange contracts is based upon quoted market prices. If a derivative does not qualify for hedge accounting the gain or loss is recorded through earnings. For the year ended September 30, 2003, the Company recorded as accumulated other comprehensive income an unrealized loss of $105,380, with an offsetting amount recorded in accrued liabilities. The Company anticipates that within the next year this full amount will be reclassified from other comprehensive income into earnings as hedges come due. The Company also recorded a realized loss of $19,200 during the same period, which related to hedges settled during the period.

16.	Supplemental Cash Flow Information

For the years ended September 30, 2003, 2002 and 2001, income taxes paid were $1,945,474, $142,558 and $562,277, respectively, and interest expense paid was $9,345, $15,351 and $50,671, respectively.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2003, 2002 and 2001

17.	Business Segment Information

With the acquisition of RT Logic, the Company now operates in four business segments:

•	satellite ground systems;

•	satellite and terrestrial communications signal monitoring (CSM);

•	equipment monitoring and control; and

•	space communication systems.

Integral Systems, Inc. and ISI Europe build satellite ground systems for command and control, integration and test, data processing, and simulation.

Through its wholly owned subsidiary SAT, the Company offers turnkey systems and software for satellite and terrestrial CSM.

The Company provides equipment monitoring and control software to satellite operators and the telecommunications industry through its wholly owned subsidiary Newpoint (acquired January 2002).

Through its wholly owned subsidiary RT Logic (acquired October 2002), the Company manufactures satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories, and range facilities.

The accounting policies of the segments are the same as those described in Note 1. The Company evaluates the performance of each segment based on operating income. There are no inter-segment allocations of overhead and all corporate-level expenses are included in the Satellite Ground Systems segment.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17.	Business Segment Information (continued)

Summarized financial information by business segment is as follows:

	Fiscal Year Ended Sept. 30, 2003	Fiscal Year Ended Sept. 30, 2002[1,2]	Fiscal Year Ended Sept. 30, 2001[2]
Revenue
Satellite ground systems	$56,764,879	$44,662,897	$36,327,254
Satellite ground systems – intersegment	2,723,490	639,945	144,109
Satellite & terrestrial CSM	3,399,016	3,778,011	4,204,346
Satellite & terrestrial CSM – intersegment	15,753	N/A	N/A
Equip. monitoring & control	2,279,535	2,481,833	N/A
Equip. monitoring & control – intersegment	79,941	N/A	N/A
Space communication systems	20,141,634	N/A	N/A
Space communication systems – intersegment	3,027,066	N/A	N/A
Elimination of Intersegment Sales	(5,846,250)	(639,945)	(144,109)

Total Revenue	$82,585,064	$50,922,741	$40,531,600

Operating Income
Satellite ground systems	$3,671,760	$3,657,100	$2,811,634
Satellite ground systems – intersegment	6,750	15,416	(609)
Satellite & terrestrial CSM	(1,454,077)	(1,121,880)	645,714
Satellite & terrestrial CSM – intersegment	14,690	N/A	N/A
Equip. monitoring & control	(914,125)	(718,149)	N/A
Space communication systems	7,496,904	N/A	N/A
Space communication systems – intersegment	(8)	N/A	N/A
Elimination of intersegment	(20,151)	(15,416)	609

Total Operating Income	$8,801,743	$1,817,071	$3,457,348

Depreciation and amortization
Satellite ground systems	$3,547,943	$2,909,257	$2,192,759
Satellite & terrestrial CSM	755,060	540,694	134,161
Equip. monitoring & control	207,822	133,400	N/A
Space communication systems	1,362,188	N/A	N/A

Total Depreciation and Amortization	$5,873,013	$3,583,351	$2,326,920

Goodwill
Satellite ground systems	$(379,401)	N/A	N/A
Satellite & terrestrial CSM	N/A	N/A	N/A
Equip. monitoring & control	2,415,180	2,610,180	N/A
Space communication systems	23,679,486	N/A	N/A

Total Goodwill	$25,715,264	$2,610,180	N/A

Total Assets
Satellite ground systems	$79,794,030	$94,527,721	$87,920,263
Satellite & terrestrial CSM	2,676,717	3,504,343	3,230,604
Equip. monitoring & control	3,551,847	4,010,253	N/A
Space communication systems	49,354,624	N/A	N/A
Elimination of intersegment Accounts receivable	(12,584,019)	(5,425,462)	(737,423)

Total Assets	$122,793,199	$96,616,855	$90,413,444

1.	Includes eight (8) months ended September 30, 2002 for the equipment monitoring and control business segment.

2.	Financial information in this table for fiscal years 2002 and 2001 have been restated to reflect the current year’s segment presentation.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18.	Quarterly Financial Data (unaudited)

Integral Systems’ first three quarters ended on December 31, March 31 and June 30. The fourth quarter ended on September 30, 2003.

The following tables contain selected unaudited Consolidated Statement of Operations data for each quarter of fiscal years 2003 and 2002 (in thousands, except per share amounts).

	Fiscal 2003 Quarter Ended
	December 31	March 31	June 30[1]	September 30
Revenue	$19,570	$19,956	$19,342	$23,717
Gross margin	5,616	6,874	6,347	8,373
Income from Operations	1,283	2,289	1,449	3,781
Net Income	850	1,485	172	2,512
Earnings per share – basic	0.09	0.15	0.02	0.26
Earnings per share – diluted	0.09	0.15	0.02	0.25
Weighted average common and equivalent shares outstanding – basic	9,700	9,710	9,718	9,724
Weighted average common and equivalent shares outstanding – diluted	9,743	9,758	9,781	9,954

	Fiscal 2002 Quarter Ended
	December 31	March 31	June 30	September 30
Revenue	$10,257	$10,558	$14,440	$15,668
Gross margin	3,114	3,051	3,636	3,490
Income from Operations	658	152	387	620
Net Income	616	434	960	614
Earnings per share – basic	0.07	0.05	0.10	0.07
Earnings per share – diluted	0.07	0.05	0.10	0.07
Weighted average common and equivalent shares outstanding – basic	9,073	9,121	9,225	9,280
Weighted average common and equivalent shares outstanding – diluted	9,316	9,317	9,382	9,310

1.	Net income for the quarter ended June 30, 2003 includes approximately $1.4 million of other expense related to an impairment of the Company’s investment in the common stock of Loral Space and Communication (LOR).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the fiscal year subject to this annual report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

a.	Changes in Internal Control Over Financial Reporting.

As required by Rule 13a-15 under the Exchange Act, the Company’s management carried out an evaluation of any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer. Based upon that evaluation, the Company concluded that there was no change in the Company’s internal control over financial reporting during this period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s chief executive officer and chief financial officer, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Steven R. Chamberlain, 47, a Company founder, has been Chief Executive Officer and Chairman of the Board since June 1992 and a Director since 1982. He served as President from May 1988 until June 1992 and as Vice President from 1982 until he became President. From 1978 to 1982, OAO Corporation employed Mr. Chamberlain where he progressed from Systems Analyst to Manager of the Offutt Air Force Base field support office. Mr. Chamberlain holds a B.S. degree in Physics from Memphis State University and has done graduate work in Physics and Mathematics at Memphis State and the University of Maryland.

Thomas L. Gough, 54, became a member of the Company’s staff in January 1984. In March 1996, he was elected to the Board of Directors of the Company. He has served as President and Chief Operating Officer of the Company since June 1992. For three years before being named President, he served as Vice President and Chief Financial Officer. Prior to joining the Company, he was employed by Business and Technological Systems, Inc., where he managed the Software Systems Division. From 1972 to 1977, he was employed by Computer Sciences Corporation, where he progressed from Programmer Analyst to Section Manager. Mr. Gough earned a B.S. degree from the University of Maryland with a major in Information Systems Management in the School of Business and Public Administration.

Elaine M. Parfitt, 40, joined the Company in 1983. She served as Staff Accountant/Personnel Administrator until January 1995, when she was promoted to Controller/Director of Accounting. In March 1997, Ms. Parfitt was appointed Vice President and Chief Financial Officer. In February 2000, she was appointed Secretary and Treasurer followed by her promotion to Executive Vice President in April of 2002. She holds a B.S. degree in Accounting from the University of Maryland and is a Certified Public Accountant.

Patrick R. Woods, 48, joined the Company in 1995 as Director of Program Development, and has been Executive Vice President, Government Programs since April 2002. Prior to becoming Executive Vice President, Mr. Woods served as Vice President of Government Programs from April 1998 until April 2002. From 1996 to April 1998, Mr. Woods served as Vice President, NOAA Programs. From 1994 to 1995, he worked for Space Systems/Loral (SS/L), and from 1985 to 1994, he worked for the Lockheed Martin Corporation (formerly Loral Aerospace). Mr. Woods served as the Director of Mission Operations for both SS/L and the AeroSys Division of Loral Aerospace. Mr. Woods holds a B.S. degree in Public Administration and a M.P.A. in Public Management from Indiana University.

Peter J. Gaffney, 43, joined the Company in 1986. In April 2002, Mr. Gaffney was promoted to Executive Vice President, Commercial Products. In February 2000, Mr. Gaffney was appointed Vice President, Commercial Products. From May 1999 until February 2000, Mr. Gaffney served as Vice President, Commercial Division. From 1986 to 1992, he worked on simulators for the Company’s DMSP and Tiros programs. In 1992, he became a project manager for EPOCH 2000 ground systems programs, which included the Command and Range Generator project for GE Americom, the Loral Skynet Telstar 3, 4, and 5 ground systems, and the Echostar 1, 2, 3, and 4 ground systems. Prior to joining Integral Systems, Mr. Gaffney was a design engineer for the General Electric Co., where he worked on the DSCS, Milstar, Landsat, and Spot satellite programs. Mr. Gaffney graduated from the University of Maryland in 1981 with a B.S. degree in Electrical Engineering.

Bonnie K. Wachtel, 48 has served as an outside director since May 1988. Since 1984, she has been Vice President, General Counsel, and a Director of Wachtel & Co., Inc., an investment-banking firm in Washington, DC. Ms. Wachtel serves as a Director of several corporations, including VSE Corporation and Information Analysis, Inc. She holds a B.A. and M.B.A. from the University of Chicago and a J.D. from the University of Virginia, and is a Certified Financial Analyst.

Dominic A. Laiti, 71, has served as an outside director of the Company since July 1995. Mr. Laiti presently provides independent consulting services to several companies. He was founder, President and Director of Globalink, Inc. (an AMX company) from January 1990 to December 1994. He has over 30 years of experience in starting, building, and managing high-technology private and public companies with annual revenues from $2 million to over $120 million. Mr. Laiti was President of Hadron, Inc. from 1979 to 1989; Vice President of Xonics, Inc. from 1972 to 1979; and Vice President of KMS Industries from 1968 to 1972. He is a Director of Pantheon Software Inc.

R. Doss McComas, 49, joined the Board as an outside director in July 1995. He is President of McComas Internet Inc., a supplier of sponsor/advertising supported community, educational, and alumni websites. Previously, he was Chairman of Plexsys International, President of Fortel Technologies, Inc., and held positions with COMSAT RSI and Radation Systems, Inc., including Group Vice President, Vice President of Acquisitions, Strategic Planning and International Marketing, and General Counsel. He holds a B.A. degree from Virginia Polytechnic Institute; an M.B.A. from Mt. Saint Mary’s; and a J.D. from Gonzaga University.

AUDIT COMMITTEE FINANCIAL EXPERT

At least one member of the Company’s Audit Committee is a financial expert. The member serving at the Audit Committee’s financial expert is Bonnie K. Wachtel. Ms. Wachtel is considered independent in accordance with Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership of the Company’s Common Stock with the Securities and Exchange Commission and Nasdaq. Based on a review of the copies of such reports, the Company believes that during the fiscal year ending September 30, 2003 its executive officers, directors and greater than ten percent stockholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act, with the following exceptions: Patrick R. Woods, an executive officer of the Company, inadvertently filed late a Form 4 for October 2002, reporting one transaction, inadvertently filed late a Form 4 for November 2002, reporting one transaction, and inadvertently filed late a Form 4 for March 2003, reporting one transaction; Elaine M. Parfitt an executive officer of the Company, inadvertently filed late a Form 4 for February 2003, reporting one transaction.

CODE OF ETHICS

The Company has adopted a code of ethics, called the Integral Systems’ Code of Ethical Conduct, that applies to its principal executive officer, principal financial officer, principal account officer and controller, and others. The Company has posted the Integral Systems’ Code of Ethical Conduct on its website at www.integ.com.

ITEM 11.	EXECUTIVE COMPENSATION

a.	Summary Compensation Table

The following table sets forth compensation received by the Company’s CEO and four highest paid executive officers who were serving as executive officers of the Company at the end of fiscal year 2003 and who earned over $100,000 during the fiscal year ended September 30, 2003:

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Shares Underlying Options	All Other Compensation (1)
Chief Executive Officer
Steven. R. Chamberlain	2003	$272,263	$50,000	15,000	$23,223
	2002	$255,544	$40,000	12,000	$26,495
	2001	$235,251	$25,000	12,000	$21,125

Chief Operating Officer/Pres.
Thomas L. Gough	2003	$216,047	$35,000	10,000	$22,012
	2002	$207,939	$25,000	8,000	$21,261
	2001	$195,494	$20,000	7,000	$20,137

Exec. Vice Pres., Government Programs
Patrick R. Woods	2003	$184,439	$35,000	10,000	$18,690
	2002	$178,957	$25,000	20,000	$17,908
	2001	$167,338	$12,500	7,000	$17,169

Exec. Vice Pres., Commercial Products
Peter J. Gaffney	2003	$180,305	$35,000	10,000	$18,187
	2002	$171,425	$25,000	8,000	$17,173
	2001	$155,012	$15,000	7,000	$15,456

Exec. Vice Pres., Chief Financial Officer
Elaine M. Parfitt	2003	$180,305	$35,000	10,000	$18,353
	2002	$171,425	$25,000	8,000	$17,336
	2001	$155,012	$15,000	7,000	$15,511

(1)	All Other Compensation represents employer pension contributions. It does not include the value of insurance premiums paid by or on behalf of the Company with respect to term life insurance for the benefit of each identified individual in the amounts of $747, $744 and $745 for fiscal years 2003, 2002 and 2001 respectively.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants

Name	Number of Options/ SARs Granted	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise/Base Price($)	Expiration Date	Grant Date Present Value(1)
CEO
Steven R. Chamberlain	15,000	5.0%	$18.92	2009	$143,100

CHIEF OPERATING OFFICER/PRESIDENT
Thomas L. Gough	10,000	3.3%	$18.92	2009	$95,400

EVP GOVERNMENT PROGRAMS
Patrick R. Woods	10,000	3.3%	$18.92	2009	$95,400

EVP COMMERCIAL PRODUCTS
Peter J. Gaffney	10,000	3.3%	$18.92	2009	$95,400

EVP/CHIEF FINANCIAL OFFICER
Elaine M. Parfitt	10,000	3.3%	$18.92	2009	$95,400

(1)	Grant date present value is calculated on the date of the grant using the Black-Scholes options pricing model assuming the following: no dividend yield, risk-free interest rate of 2.9%, expected volatility of 55.6%, and an expected term of the option of five years. This value is then multiplied by the number of options granted.

(2)	All of the options granted to individuals in the above table in the last fiscal year vest 20% per year for five years and expire 6 years from the grant date of the option.

b.	Compensation Pursuant to Plans

The Company’s Board of Directors awards annual bonuses to officers and employees on a discretionary basis. Currently, no formal plan exists for determining bonus amounts.

Effective October 1, 1987, the Company established a 401(K) pension and profit sharing plan (the “Plan”) under Section 401 of the Internal Revenue Code (the “Code”). Under the Plan the Company contributes annually an amount equal to 5% of the salary of an eligible Company employee, and may make additional contributions of up to 7.0% of the salary of an eligible Company employee. The employee may contribute up to an additional 25% as salary deferral. In fiscal years 2003, 2002, and 2001 the Company contributed a total of 11% of eligible Company employees’ salaries to the plans.

c.	Stock Option Plan

Effective May 1, 2002, the Company established the 2002 Stock Option Plan (the “2002 Stock Option Plan”) to create additional incentives for the Company’s employees, consultants and directors to promote the financial success of the Company. Stockholders approved the 2002 Stock Option Plan at the Annual Meeting which was held April 17, 2002. The maximum number of shares of Common Stock, which may be issued pursuant to the 2002 Stock Option Plan, is 750,000 shares. The Stock Option Committee has the authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock of the Company under this plan. Options to purchase a total of 301,300 shares of Common Stock were issued under the 2002 Stock Option Plan in fiscal year 2003. No shares of Common Stock were exercised during fiscal year 2003 under this plan. The Company has reserved for issuance an aggregate of 750,000 shares of Common Stock under the 2002 Stock Option Plan, of which options to purchase 470,050 shares are outstanding. Pursuant to the 2002 Stock Option Plan, options may be incentive stock options within the meaning of Section 422 of the Code or nonstatutory stock options, although incentive stock options may be granted only to employees.

Effective May 25, 1988, the Company established a stock option plan, as amended and restated in 1994 and 1998 (the “1988 Stock Option Plan”), to create additional incentives for the Company’s employees, consultants and directors to promote the financial success of the Company. The Stock Option Committee had the authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock of the Company under this plan. The maximum number of shares of Common Stock which may be issued pursuant to the 1988 Stock Option Plan was increased from 300,000 to 1,200,000 during fiscal year 1994. At the Annual Meeting of stockholders of the Company held on July 22, 1998, the stockholders approved an amendment and restatement of the 1988 Stock Option Plan, which, among other changes, increased the number of shares subject to options under the 1988 Stock Option Plan from 1,200,000 to 1,800,000 shares. No shares of Common Stock were granted during fiscal year 2003 under the 1988 Stock Option Plan. Options to purchase 23,064 shares of Common Stock granted under the 1988 Stock Option Plan were exercised during fiscal year 2003. The Company has reserved for issuance an aggregate of 716,666 shares of Common Stock under the 1988 Stock Option Plan, all of which are outstanding at September 30, 2003. Pursuant to the approval by stockholders at the April 17, 2002 Annual Meeting of Shareholders, no further options will be granted under the 1988 Stock Option Plan.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

None of the executives named below exercised stock options during the fiscal year ended September 30, 2003.

			Number of Securities Underlying Unexercised Options/ SARS at FY end (#)	Value of Unexercised In-the-Money Options/ SARS at FY end ($)[1]

Name	Shares Acquired on Exercise (#)	Value Realized	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Chief Executive Officer Steven R. Chamberlain	—	—	30,400 (exercisable) 40,600 (unexercisable)	$504 (exercisable) $336 (unexercisable)

Chief Operating Officer/Pres. Thomas L. Gough	—	—	12,800 (exercisable) 26,200 (unexercisable)	$588 (exercisable) $392 (unexercisable)

Executive Vice President, Government Programs Patrick R. Woods	—	—	16,200 (exercisable) 33,400 (unexercisable)	$84 (exercisable) $56 (unexercisable)

Executive Vice President, Commercial Products Peter J. Gaffney	—	—	27,000 (exercisable) 28,000 (unexercisable)	$294 (exercisable) $196 (unexercisable)

Executive Vice President, Chief Financial Officer Elaine M. Parfitt	—	—	16,000 (exercisable) 25,000 (unexercisable)	$252 (exercisable) $168 (unexercisable)

(1)	Value for “In the Money” options represents the difference between the exercise prices of outstanding options and the fair market value of the Company’s common stock of $18.07 per share at September 30, 2003.

d.	Compensation of Directors

Directors who are employees of the Company do not receive any compensation for their service as directors. The Company pays each director who is not an employee of the Company an aggregate of $15,000 per year for their services, which was increased from $10,000 effective January 1, 2003. The amount is paid in equal quarterly installments. Outside directors are also annually granted options to purchase 5,000 shares of the Company’s common stock pursuant to the Stock Option Plan. The following table sets forth compensation received by the Company’s outside directors during fiscal year 2003:

Name	Annual Compensation	Option Shares Granted
Dominic A. Laiti	$13,750	5,000
R. Doss McComas	$13,750	5,000
Bonnie K. Wachtel	$13,750	5,000

e.	Termination of Employment and Change of Control Termination

The Company has no compensatory plan or arrangement with respect to any individual named in the Summary Compensation Table (Item 11(a)) which results or will result from the resignation, retirement or any other termination of such individual’s employment with the Company or its subsidiaries or from a change in control of the Company or a change in the individual’s responsibilities following a change in control.

f.	Compensation Committee Interlocks and Insider Participation.

The Compensation Committee is, and was during fiscal year 2003, made up of Dominic A. Laiti, R. Doss McComas and Bonnie K. Wachtel, each of whom is an outside non-employee director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

a.	Security Ownership of Certain Beneficial Owners (as of 9/30/03)

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock, par value $.01, as of September 30, 2003, by each person (other than directors and executive officers of the Company) known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock of the Company. The Company believes that all persons named in the following table have sole voting and investment power with respect to all shares of the Company’s Common Stock benefically owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Ashford Capital Management, Inc. 3801 Kennett Pike, Suite B-107 Wilmington, DE 19807-2317	789,100	8.1%

Royce & Associates, LLC 1414 Avenue of the Americas, 9 New York, NY 10019-2578	488,800	5.0%

b.	Security Ownership of Management (as of 9/30/03)

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock, par value $.01, as of September 30, 2003, by (i) each director and executive officer of the Company and (ii) all directors and executive officers as a group. The Company believes that all persons named in the following table have sole voting and investment power with respect to all shares of the Company’s Common Stock beneficially owned by them. Except as indicated in the table, the address of the below-named directors and executive officers is that of the Company’s principal executive offices.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Executive Officers, Directors
Steven R. Chamberlain	415,805	(1)	4.3%
Thomas L. Gough	189,400	(2)	2.0%
Elaine M. Parfitt	24,400	(3)	*
Patrick Woods	19,373	(4)	*
Peter J. Gaffney	31,000	(5)	*
Bonnie K. Wachtel 1101 Fourteenth Street, N.W. Suite 800 Washington, D.C. 20036	62,100	(6)	*
R. Doss McComas 409 Biggs Drive Front Royal, VA 22630	15,000	(7)	*
Dominic A. Laiti 12525 Knoll Brook Drive Clifton, VA 22024	15,000	(8)	*
All Directors and Executive Officers as a group (8 persons).	772,078		7.8%

*	Less than one percent of the Common Stock outstanding.

(1)	Includes outstanding options to purchase 30,400 shares of Common Stock which are exercisable within 60 days.

(2)	Includes outstanding options to purchase 12,800 shares of Common Stock which are exercisable within 60 days.

(3)	Includes outstanding options to purchase 16,000 shares of Common Stock which are exercisable within 60 days.

(4)	Includes outstanding options to purchase 16,200 shares of Common Stock which are exercisable within 60 days.

(5)	Includes outstanding options to purchase 27,000 shares of Common Stock which are exercisable within 60 days.

(6)	Includes outstanding options to purchase 15,000 shares of Common Stock which are exercisable within 60 days.

(7)	Includes outstanding options to purchase 15,000 shares of Common Stock which are exercisable within 60 days.

(8)	Includes outstanding options to purchase 15,000 shares of Common Stock which are exercisable within 60 days.

c.	Equity Compensation Plan Information

The following table sets forth certain equity compensation plan information as of September 30, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,186,716	$19.49	279,950
Equity compensation plans not approved by security holders	0	0	0
Total	1,186,716	$19.49	279,950

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 1, 2002, the Company acquired all of the issued and outstanding stock of RT Logic pursuant to the Reorganization Agreement for an initial purchase price payable to the shareholders of RT Logic of $13.25 million in cash and 683,870 shares of Integral Systems common stock, par value $0.01 per share. Pursuant to the terms of the Reorganization Agreement with RT Logic, in November 2002, the former shareholders of RT Logic subsequently received additional aggregate consideration equal to $500,000 in cash and 25,806 shares of Integral Common Stock. The Reorganization Agreement further provides that the former RT Logic shareholders will be entitled to receive contingent purchase price, which will be payable in accordance with the Reorganization Agreement in the event that RT Logic’s business meets certain earnings performance targets during a period of up to four (4) years following the merger. Fifty percent (50%) of any contingent purchase price will be payable in cash and fifty percent (50%) thereof will be payable in shares of Integral Systems common stock. Any Integral Systems common stock issued in connection with the contingent purchase price will be valued based on a 30-trading-day average leading up to the end of each applicable earn out period. The contingent purchase price is subject to claims by Integral Systems under the indemnification provisions of the Reorganization Agreement. For the year ended September 30, 2003 and pursuant to the Reorganization Agreement, in January 2004 the former shareholders of RT Logic will receive additional consideration of $3.8 million in cash and 209,712 shares of the Company’s common stock.

Patrick R. Woods, Executive Vice President, Government Programs, of the Company, served as an independent director of RT Logic from June 26, 2000 until the consummation of the acquisition of RT Logic by the Company and held approximately 0.3% of the outstanding shares of RT Logic common stock at the effective time of such acquisition.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.	Financial Statements.

(a)2.	Financial Statement Schedules.

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

(a)3.	Index to Exhibits

3.1	Articles of Restatement of the Company (Incorporated by reference to the Registration Statement on Form S-3 (File No. 333-82499) filed with the Commission on July 8, 1999).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2000 filed with the Commission on December 21, 2000).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-58453) filed by the Company with the Commission on July 2, 1998).

10.1	1988 Stock Plan (Incorporated by reference to the Registration Statement on Form S-8 (File No. 333— 61559) filed by the Company with the Commission on August 14, 1998).

10.2	Lease dated June 1, 1999, between Integral Systems Inc. and ASP Washington, L.L.C. (Incorporated by reference to the Company’s June 30, 1999 10-QSB filed by the Company on August 11, 1999).

10.3	Master Equipment Lease Agreement dated December 3, 1997 between NationsBanc Leasing Corporation and Integral Systems Inc. (Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-58453) filed by the Company with the Commission on July 2, 1998).

10.4	Line of Credit Extension to that certain Line of Credit Loan and Security Agreement dated December 9, 1999 between Bank of America N.A. and Integral Systems, Inc. (Incorporated by reference to the Company’s March 31, 2001 10-Q filed by the Company with the Commission on May 15, 2001).

10.5	2002 Stock Plan (Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-87694) filed by the Company with the Commission on May 7, 2002).

10.6	Award/Contract No. F04701-01-C-0012 from MCK Space & Missile Systems Center, effective as of February 7, 2001 (Incorporated by reference to the Company’s March 31, 2001 10-Q filed by the Company with the Commission on May 15, 2001).

11.1	Computation of Per Share Earnings

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

23.2	Consent of Rubino & McGeehin, Chartered

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K (dated December 9, 2003) with the Commission on December 9, 2003, reporting its earnings for the quarter and fiscal year ended September 30, 2003.

The Company filed a report on Form 8-K (dated August 12, 2003) with the Commission on August 12, 2003, reporting its earnings for the quarter ended June 30, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Steven R. Chamberlain Steven R. Chamberlain	Chairman of the Board, Director, Chief Executive Officer	12/12/03

/s/ Thomas L. Gough Thomas L. Gough	President, Chief Operating Officer, Director	12/12/03

/s/ Elaine M. Parfitt Elaine M. Parfitt	Chief Financial Officer, Principal Accounting Officer	12/12/03

/s/ Dominic A. Laiti Dominic A. Laiti	Director	12/12/03

/s/ R. Doss McComas R. Doss McComas	Director	12/12/03

/s/ Bonnie K. Wachtel Bonnie K. Wachtel	Director	12/12/03

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRAL SYSTEMS, INC.

DATE: 12/12/03	BY:	/s/ Steven R. Chamberlain

Steven R. Chamberlain Chairman of the Board and Chief Executive Officer

DATE: 12/12/03	BY:	/s/ Thomas L. Gough

Thomas L. Gough President, Chief Operating Officer Director

DATE: 12/12/03	BY:	/s/ Elaine M. Parfitt

Elaine M. Parfitt Chief Financial Officer, Principal Accounting Officer