Form 10-Q
period 2003-12-31
INTEGRAL SYSTEMS INC /MD/
filed 2004-02-13
CIK 718130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003 or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number  0-18603

INTEGRAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1267968
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5000 Philadelphia Way, Lanham, MD	20706
(Address of principal executive offices)	(Zip Code)

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

Registrant had 9,956,044 shares of common stock outstanding as of January 30, 2004.

INTEGRAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and September 30, 2003

ASSETS

	December 31, 2003 (unaudited)	September 30, 2003
CURRENT ASSETS
Cash	$25,777,656	$22,526,718
Marketable Securities	28,071,202	28,188,935
Accounts Receivable, net	31,709,423	32,226,317
Notes Receivable	259,136	257,583
Prepaid Expenses	480,005	361,743
Inventory	1,090,653	973,702
Deferred Income Tax - Current Portion	876,585	876,585

TOTAL CURRENT ASSETS	88,264,660	85,411,583

FIXED ASSETS
Electronic Equipment	4,365,091	4,814,843
Furniture & Fixtures	770,338	776,323
Leasehold Improvements	939,393	971,965
Software Purchases	763,310	724,537

SUBTOTAL - FIXED ASSETS	6,838,132	7,287,668
Less: Accumulated Depreciation	3,075,886	3,362,553

TOTAL FIXED ASSETS	3,762,246	3,925,115

OTHER ASSETS
Notes Receivable - Non-Current	398,878	430,917
Intangible Assets, net	1,097,257	1,419,522
Goodwill	25,715,264	25,715,264
Software Development Costs, net	5,616,537	5,754,971
Deposits and Deferred Charges	133,859	135,827

TOTAL OTHER ASSETS	32,961,795	33,456,501

TOTAL ASSETS	$124,988,701	$122,793,199

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and September 30, 2003

LIABILITIES & STOCKHOLDERS’ EQUITY

	December 31, 2003 (unaudited)	September 30, 2003
CURRENT LIABILITIES
Accounts Payable	$5,381,494	$4,544,677
Accrued Expenses	12,114,315	12,507,716
Capital Leases Payable	32,960	32,270
Billings in Excess of Cost	7,705,179	7,009,629
Income Taxes Payable	635,960	601,978

TOTAL CURRENT LIABILITIES	25,869,908	24,696,270

LONG TERM LIABILITIES
Capital Leases Payable	51,735	60,238
Deferred Income Taxes	2,420,064	2,408,105

TOTAL LONG TERM LIABILITIES	2,471,799	2,468,343

STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value, 40,000,000 shares authorized, and 9,738,928 and 9,723,802 shares issued and outstanding at December 31, 2003 and September 30, 2003, respectively	97,389	97,238
Additional Paid-in Capital	77,269,021	77,019,957
Retained Earnings	19,470,030	18,588,185
Accumulated other comprehensive income	(189,446)	(76,794)

TOTAL STOCKHOLDERS’ EQUITY	96,646,994	95,628,586

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$124,988,701	$122,793,199

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2003	2002
Revenue	$20,054,301	$19,569,781

Cost of Revenue
Direct Labor	4,270,970	4,186,482
Overhead Costs	3,514,873	3,171,208
Travel and Other Direct Costs	548,715	591,343
Direct Equipment & Subcontracts	5,095,028	6,004,369

Total Cost of Revenue	13,429,586	13,953,402

Gross Margin	6,624,715	5,616,379

Selling, General & Administrative	2,856,443	2,734,456
Research & Development	791,241	529,617
Product Amortization	761,381	747,231
Intangible Asset Amortization	322,265	322,265

Income From Operations	1,893,385	1,282,810

Other Income (Expense)
Interest Income	169,086	165,259
Interest Expense	(2,406)	(2,593)
Gain on Sale of Marketable Securities	21,439	8,327
Miscellaneous, net	(218,228)	(177,889)

Total Other Income	(30,109)	(6,896)

Income Before Income Taxes	1,863,276	1,275,914

Provision for Income Taxes	689,465	426,106

Net Income	$1,173,811	$849,808

Weighted Avg. Number of Common Shares:
Basic	9,730,977	9,699,729
Diluted	10,004,583	9,743,439

Earnings per Share (Basic)	$0.12	$0.09
Earnings per Share (Diluted)	$0.12	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2003

(Unaudited)

	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance September 30, 2003	9,723,802	$97,238	$77,019,957	$18,588,185	$(76,794)	$95,628,586

Comprehensive Income
Net Income	—	—	—	1,173,811	—	1,173,811
Unrealized Gain on Marketable Securities (net of deferred tax of $11,959)	—	—	—	—	18,706	18,706
Unrealized Loss on Foreign Currency Exchange Contracts	—	—	—	—	(196,858)	(196,858)
Effect of Currency Translation	—	—	—	—	65,500	65,500

Total Comprehensive Income	—	—	—	1,173,811	(112,652)	1,061,159

Stock Options Exercised	15,126	151	249,064	—	—	249,215
Declared Dividends	—	—	—	(291,966)	—	(291,966)

Balance December 31, 2003	9,738,928	$97,389	$77,269,021	$19,470,030	$(189,446)	$96,646,994

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended December 31, 2003 and 2002

(Unaudited)

	For the Three Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net income	$1,173,811	$849,808

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,494,403	1,444,998
Reserve for doubtful accounts	65,325	—
Gain on sale of marketable securities	(21,439)	(8,327)
Loss on disposal of fixed assets	33,166	20,968
Changes in operational assets and liabilities, net of effects from acquisition:
Accounts receivable and other receivables	480,803	(1,631,284)
Prepaid expenses and deposits	(114,254)	315,276
Inventories	(116,951)	(61,078)
Accounts payable	548,652	(188,646)
Accrued expenses	(579,931)	(466,843)
Billings in excess of cost	695,550	1,186,660
Income taxes payable, net	33,982	425,306

Total adjustments	2,519,306	1,037,030

Net cash provided by operating activities	3,693,117	1,886,838

Cash flows from investing activities:
Sale of marketable securities, net	169,837	16,063,000
Proceeds from payments on notes receivable	30,486	5,153,588
Acquisition of fixed assets	(285,155)	(534,559)
Software development costs	(622,947)	(581,677)
Acquisition of RT Logic, net of cash received	—	(13,393,393)

Net cash (used in) provided by investing activities	(707,779)	6,706,959

Cash flows from financing activities:
Proceeds from issuance of common stock	249,215	56,805
Stock repurchases	—	(6,245,587)
Note Payable	—	(802,190)
Capital lease obligation payments	(7,813)	(7,179)

Net cash provided by (used in) financing activities	241,402	(6,998,151)

Effect of currency translations	24,198	—
Net increase in cash	3,226,740	1,595,646
Cash – beginning of year	22,526,718	16,064,363

Cash – end of period	$25,777,656	$17,660,009

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

In the opinion of management, the financial statements reflect all adjustments consisting only of normal recurring accruals necessary for a fair presentation of results for such periods. The financial statements, which are condensed and do not include all disclosures included in the annual financial statements, should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 2003. The results of operations for any interim period are not necessarily indicative of results for the full year.

Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

2.	Accounts Receivable

Accounts receivable at December 31, 2003 and September 30, 2003 consist of the following:

	Dec. 31, 2003	Sept. 30, 2003
Billed	$12,481,339	$12,816,226
Unbilled	19,243,793	19,081,023
Other	133,484	412,936
Reserve	(149,193)	(83,868)

Total	$31,709,423	$32,226,317

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

The reserve for doubtful accounts is determined based upon Management’s best estimate of potentially uncollectible accounts receivable.

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

3.	Line of Credit

The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company’s billed and unbilled accounts receivable and has certain financial covenants, including minimum net worth and liquidity ratios. The line expires February 29, 2004. The Company had no balance outstanding at December 31, 2003 under the line of credit. The Company is in the process of renewing the line of credit.

The Company also has access to a $2.0 million equipment lease line of credit that had a balance of approximately $85,000 at December 31, 2003. The outstanding balance is payable over a 29-month period from lease inception and bears interest at a rate of 8.8% per annum.

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

The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended December 31, 2003 is as follows:

	Three Months Ended December 31,
	2003	2002
Net income, as reported	$1,173,811	$849,808
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	447,344	411,055
Add: Stock-based employee compensation included in net income	—	—

Pro forma net income (loss)	$726,467	$438,753

Earnings per share:
As reported - basic	$0.12	$0.09
- dilutive	$0.12	$0.09
Pro forma - basic	$0.07	$0.05
- dilutive	$0.07	$0.05

These proforma amounts are not necessarily indicative of future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of the additional stock options issued in future years.

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

6.	Foreign Currency Exchange Contracts

The Company periodically uses foreign currency exchange contracts to hedge risk associated with its European long-term contracts. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” all derivative instruments must be recorded on the balance sheet as an asset or liability with any gain or loss recorded as a component of accumulated other comprehensive income until recognized in earnings. The fair value of the exchange contracts is based upon quoted market prices. If a derivative does not qualify for hedge accounting the gain or loss is recorded through earnings. For the three months ended December 31, 2003, the Company recorded as accumulated other comprehensive income an unrealized loss of $196,858. The Company also recorded a realized gain of $14,440 during the same period.

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

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

7.	Business Segment Information (continued)

Summarized financial information by business segment is as follows:

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002
Revenue
Satellite ground systems	$13,775,159	$14,627,889
Satellite ground systems – intercompany	393,332	379,177
Satellite & terrestrial CSM	1,115,012	485,814
Satellite & terrestrial CSM – intercompany	74,080	753
Equip. monitoring & control	418,604	852,836
Equip. monitoring & control – intercompany	192,189	N/A
Space communication systems	4,745,526	3,603,242
Space communication systems – intercompany	568,889	731,329
Elimination of Interco. Sales	(1,228,490)	(1,111,259)

Total Revenue	$20,054,301	$19,569,781

Operating Income
Satellite ground systems	$228,255	$883,224
Satellite ground systems – intercompany	(3,353)	(2,872)
Satellite & terrestrial CSM	37,355	(582,517)
Satellite & terrestrial CSM – intercompany	N/A	N/A
Equip. monitoring & control	4,253	(164,041)
Equip. monitoring & control – intercompany	N/A	N/A
Space communication systems	1,623,522	1,146,144
Space communication systems – intercompany	N/A	(269)
Elimination of intercompany	3,353	3,141

Total Operating Income	$1,893,385	$1,282,810

Total Assets
Satellite ground systems	$79,997,686	$76,839,984
Satellite & terrestrial CSM	3,441,085	3,726,635
Equip. monitoring & control	3,476,939	4,288,710
Space communication systems	49,307,294	33,757,969
Elimination of intercompany accounts receivable	(11,234,303)	(7,073,991)

Total Assets	$124,988,701	$111,539,307

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

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

Results of Operations

The components of the Company’s income statement as a percentage of revenue are depicted in the following table for the three months ended December 31, 2003 and December 31, 2002:

	Three Months Ended December 31,
	2003	% of Revenue	2002	% of Revenue
	(in thousands)		(in thousands)
Revenue	$20,054	100.0	$19,570	100.0
Cost of Revenue	13,430	67.0	13,953	71.3

Gross Margin	6,624	33.0	5,617	28.7

Operating Expenses
Selling, General & Admin. (SG&A)	2,857	14.3	2,735	14.0
Research and Development	791	3.9	530	2.7
Product Amortization	761	3.8	747	3.8
Amortization-Intangible Assets	322	1.6	322	1.6

Income from Operations	1,893	9.4	1,283	6.6
Other Income (Expense) (net)	(30)	(0.1)	(7)	(0.1)
Income Before Income Taxes	1,863	9.3	1,276	6.5
Income Taxes	689	3.4	426	2.2

Net Income	$1,174	5.9	$850	4.3

Revenue

The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts that are funded by the U.S. Government as well as commercial and international organizations.

For the three months ended December 31, 2003 and 2002, the Company’s revenues were generated from the following sources:

	Three Months Ended December 31,
Revenue Type	2003	2002
Government Revenue
NOAA	16%	27%
Air Force	53	45
Other U.S. Government Users	7	5

Subtotal	76	77

Commercial Revenue	24	23

Total	100%	100%

On a consolidated basis, revenue increased 2.5%, or $480,000, to $20.1 million for the three months ended December 31, 2003, from $19.6 million for the three months ended December 31, 2002. Revenue for the three-month periods ended December 31, 2003 and 2002 for each of the Company’s segments is shown in the following table:

Segment	Three Months Ended Dec. 31, 2003 (in thousands)	Three Months Ended Dec. 31, 2002 (in thousands)	Increase/ (Decrease) (in thousands)
Revenue
Satellite Ground Systems (Integral)	$14,168	$15,007	$(839)
Satellite & Terrestrial CSM (SAT)	1,189	486	703
Equip. Monitoring & Control (Newpoint)	611	853	(242)
Space Communication Systems (RT Logic)	5,314	4,335	979
Elimination	(1,228)	(1,111)	(117)

Total Revenue	$20,054	$19,570	$484

Revenue decreases in the Company’s Satellite Ground Systems segment pertain to continued depressed conditions in the overall commercial satellite market which caused revenues from the Company’s commercial clients to decrease approximately $1.0 million between the quarters being compared. Revenues derived from the Company’s NOAA customer also decreased by approximately $1.9 million between the periods being compared due to decreased orders from this Government customer. Offsetting these decreases were approximately $1.0 million in increased revenues resulting from the Company’s contracts with the U.S. Air Force (specifically the CCS-C and SCNC programs) that were awarded in the Spring of 2002. The Company also recorded approximately $700,000 of revenue during the three months ended December 31, 2003 relating to its newly established Antenna division. There were no such revenues recorded during the corresponding three-month period last fiscal year.

Revenue increases for SAT and RT Logic resulted from increased order bookings, while revenue decreases at Newpoint resulted from late deliveries by equipment suppliers for Newpoint’s Mercury product.

Despite the year-to-year variances, revenue levels for all Company operations are generally on target with Company guidance provided to investors in December 2003 and are consistent with internally generated operating plans.

Cost of Revenue/Gross Margin

The Company computes gross margin by subtracting cost of revenue from revenue. Included in cost of revenue are direct labor expenses, overhead charges associated with the Company’s direct labor base and other costs that can be directly related to specific contract cost objectives, such as travel, consultants, equipment, subcontracts and other direct costs.

Gross margins on contract revenues vary depending on the type of product or service provided. Generally, license revenues related to the sale of the Company’s COTS products have the greatest gross margins because of the minimal associated marginal costs to produce. By contrast, gross margins rates for equipment and subcontract pass-throughs seldom exceed 15%. Engineering service gross margins typically range between 20% and 40%. These definitions and ratios generally apply across all segments, although margins on equipment costs for RT Logic are generally greater than the equipment margins in the other segments because RT Logic’s business is more hardware intensive.

During the three months ended December 31, 2003, cost of revenue decreased by 3.7% or $520,000, compared to the same period during the prior year, decreasing from $13.9 million during the three months ended December 31, 2002 to $13.4 million during the three months ended December 31, 2003. Gross margin increased from $5.6 million to $6.6 million, an increase of $1.0 million, or 17.9% during the periods being compared. Cost of revenue and gross margin for the three months ended December 31, 2003 and 2002 for each of the Company’s segments are shown in the following table:

Segment	Three Months Ended Dec. 31, 2003 (in thousands)	Three Months Ended Dec. 31, 2002 (in thousands)	Increase/ (Decrease) (in thousands)
Cost of Revenue
Satellite Ground Systems (Integral)	$11,430	$11,957	$(527)
Satellite & Terrestrial CSM (SAT)	634	250	384
Equip. Monitoring & Control (Newpoint)	233	704	(471)
Space Communication Systems (RT Logic)	2,350	2,145	205
Elimination	(1,217)	(1,103)	(114)

Total Cost of Revenue	$13,430	$13,953	$(523)

Gross Margin
Satellite Ground Systems (Integral)	$2,738	$3,050	$(312)
Satellite & Terrestrial CSM (SAT)	555	236	319
Equip. Monitoring & Control (Newpoint)	378	148	230
Space Communication Systems (RT Logic)	2,964	2,190	774
Elimination	(11)	(8)	(3)

Total Gross Margin	$6,624	$5,616	$1,008

The lower gross margin for the Company’s Satellite Ground Systems segment is primarily attributable to three factors, all of which are believed by the Company to be non-recurring in nature:

•	An overrun on a fixed price contract with NOAA amounting to approximately $260,000 in the current quarter. The current quarter loss is additive to the losses on the same contract amounting to approximately $800,000 recorded last fiscal year.

•	Lower quarterly license revenues compared to the same quarter last fiscal year. Based on current license backlog, license revenue for fiscal year 2004 in its entirety is expected to exceed license revenue for fiscal year 2003.

•	Cost growth on certain commercial fixed price contracts resulting in lower gross margins during the current quarter.

As a result of the above, gross margin as a percentage of revenue for the Satellite Ground Systems segment declined from 20.3% to 19.3%.

The increase in gross margin at SAT is due to the increase in revenue noted above, while the increased Gross Margin at Newpoint relates to the effect of cost-cutting measures implemented at the end of fiscal year 2003.

The increase in gross margin at RT Logic pertains to increased revenue levels and a higher content of production oriented contracts that typically generate higher gross margins for this segment than non-production oriented jobs.

Operating Expenses

Operating Expenses for the three months ended December 31, 2003 and 2002 for each of the Company’s segments are shown in the following table:

Segment	Three Months Ended Dec. 31, 2003 (in thousands)	Three Months Ended Dec. 31, 2002 (in thousands)	Increase/ (Decrease) (in thousands)
Operating Expenses
Satellite Ground Systems (Integral)
SG&A	$1,858	$1,543	$315
R&D	44	30	14
Amortization	611	597	14
Total Satellite Ground Systems (Integral)	2,513	2,170	343

Satellite & Terrestrial CSM (SAT)
SG&A	164	326	(162)
R&D	203	342	(139)
Amortization	151	151	0
Total Satellite & Terrestrial CSM (SAT)	518	819	(301)

Equip. Monitoring & Control (Newpoint)
SG&A	268	281	(13)
R&D	75	0	75
Amortization	31	31	0
Total Equip. Monitoring & Control (Newpoint)	374	312	62

Space Communication Systems (RT Logic)
SG&A	579	595	(16)
R&D	470	158	312
Amortization	291	291	0
Total Space Communication Systems (RT Logic)	1,340	1,044	296

Elimination	(14)	(11)	(3)

Total Operating Expenses	$4,731	$4,334	$397

In the Company’s Satellite Ground Systems segment, SG&A expenses increased by approximately $315,000 during the periods being compared. The increase principally pertains to increased marketing and proposal costs relating to new Air Force opportunities. The Company also recorded a bad debt provision of $100,000 during the current three-month period. R&D expenses for this segment were immaterial for both three-month periods. Product amortization increased nominally during the three months ended December 31, 2003 as compared to the three months ended December 31, 2002 due to higher capitalized development costs related to the Company’s EPOCH product line.

At SAT, period-to-period operating costs are down approximately $300,000 due to the continuation of cost cutting measures implemented by the Company.

Newpoint’s current period SG&A expenses are flat relative to last year’s first quarter SG&A expenses while R&D spending increased $75,000 (from zero last fiscal year) due to new product undertakings at this segment.

RT Logic’s current period SG&A expenses are flat relative to last year’s first quarter SG&A expenses while R&D spending increased approximately $310,000 due to new product undertakings at this segment.

The current and prior period amortization expenses for both Newpoint and RT Logic relate to the amortization of intangible assets that arose from purchase accounting entries made at the time of each company’s acquisition by the Company.

Income from Operations

Income from Operations for the three months ended December 31, 2003 and 2002 for each of the Company’s segments is shown in the following table:

Segment	Three Months Ended Dec. 31, 2003 (in thousands)	Three Months Ended Dec. 31, 2002 (in thousands)	Increase/ (Decrease) (in thousands)
Income from Operations
Satellite Ground Systems (Integral)	$225	$880	(655)
Satellite & Terrestrial CSM (SAT)	37	(582)	619
Equip. Monitoring & Control (Newpoint)	4	(164)	168
Space Communication Systems (RT Logic)	1,624	1,146	478
Elimination	3	3	0

Total Income from Operations	$1,893	$1,283	$610

Income from operations during the periods compared decreased by almost $660,000 in the Company’s Satellite Ground Systems segment as a result of decreased gross margins described above coupled with increased operating expenses. SAT and Newpoint both posted modest operating profits for the current quarter compared to operating losses for the quarter ended December 31, 2002. Both segments benefited from the effects of prior year cost-cutting measures, while SAT also enjoyed increased revenues for the current period.

RT Logic had increased income from operations due to higher gross margins as described above, partially offset by increased R&D spending.

Other Income/Expense

The changes in other income and expense between the quarters being compared are immaterial.

Income Before Income Taxes/Net Income

Income before income taxes increased by approximately $600,000 to $1.9 million from $1.3 million between the two periods being compared principally due to the increases in income from operations described above.

The Company’s effective tax rate increased from 33.3% for the three months ended December 31, 2002 to 37.0% for the three months ended December 31, 2003 principally due to a lower portion of tax exempt income compared to total income.

As a result of the above, net income increased to approximately $1.2 million during the three months ended December 31, 2003 from $850,000 during the three months ended December 31, 2002.

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

As disclosed in its Form 10-K for the fiscal year ending September 30, 2003 the Company was anticipating growth in revenue, operating income, net income, and fully diluted earnings per common share for fiscal year 2004 in its entirety of approximately 10%, 20%, 35%, and 35% respectively over FY03 levels. Although operating income, net income and fully diluted earnings per common share were all slightly less than the Company’s internal plan for the three months ended December 31, 2003, the Company believes that it is still on target to meet these previously announced goals for fiscal year 2004 in its entirety.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company’s inception in 1982, it has been profitable on an annual basis and has generally financed its working capital needs through internally generated funds, supplemented by borrowings under the Company’s general line of credit facility with a commercial bank and the proceeds from the Company’s initial public offering in 1988. In June 1999, the Company supplemented its working capital position by raising approximately $19.7 million (net) through the private placement of approximately 1.2 million shares of its common stock. In February 2000, the Company raised an additional $40.9 million (net) for use in connection with potential acquisitions and other general corporate purposes through the private placement of 1.4 million additional shares of its common stock. With respect to the capital raised in the private placements, at December 31, 2003, $18.0 million was invested in variable rate State of Maryland debt securities, $10.0 million was invested in Banc of America Preferred Funding Corporation “Dividends Received Eligible Auction Market” preferred stock (“DREAMS”), and $85,000 was invested in common stock of independent third party companies.

For the three months ended December 31, 2003, the Company generated approximately $3.7 million of cash from operating activities and used approximately $710,000 in investing activities. Included in the $710,000 of investing activities is approximately $620,000 used for newly capitalized software development costs, $290,000 used for the purchase of fixed assets, and $170,000 provided by the sale of marketable securities.

The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company’s billed and unbilled accounts receivable and has certain financial covenants, including minimum net worth and liquidity ratios. The line expires February 29, 2004. The Company had no balance outstanding at December 31, 2003 under the line of credit. The Company is in the process of renewing the line of credit.

On December 3, 2003, the Company’s Board of Directors declared a dividend of three cents per share for stockholders of record as of December 15, 2003. The dividend was paid on January 5, 2004 in the amount of $291,966. The Company has also announced that its Board of Directors has declared a cash dividend of $.03 per share to all stockholders of record as of the close of business on March 3, 2004. The dividend is scheduled to be paid on or about March 30, 2004.

The Company also has access to a $2.0 million equipment lease line of credit that had a balance of approximately $85,000 at December 31, 2003. The outstanding balance is payable over a 29-month period from lease inception and bears interest at a rate of 8.8% per annum.

The Company currently anticipates that its current cash balances, amounts available under its lines of credit and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. The Company plans to continue to invest in the on-going development and improvement of its current software products, EPOCH and OASYS, as well as the development of new products through the use of its current cash balances and cash provided by operating activities. The Company believes that the investment in product development for EPOCH and OASYS will be less in fiscal year 2004 than it was in fiscal year 2003.

The Company believes that inflation did not have a material impact on the Company’s revenues or income from operations during the three months ended December 31, 2003 or in past fiscal years.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no “off-balance sheet arrangements” as such term is defined in Item 303(a)(4)(ii) of Regulation S-K.

FORWARD LOOKING STATEMENTS

Certain of the statements contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, in other parts of this 10-Q, and in this section, including those under the headings “Outlook” and “Liquidity and Capital Resources,” are forward looking. In addition, from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “believe”, “expect”, “anticipate”, “estimate”, “continue”, or other similar words, including statements as to the intent, belief, or current expectations of the Company and its directors, officers, and management with respect to the Company’s future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. While the Company believes that these statements are and will be accurate, a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s statements. The Company’s business is dependent upon general economic conditions and upon various conditions specific to its industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may effect the Company’s business, other than those described elsewhere herein or in our other filings with the Securities and Exchange Commission (the “SEC” or the “Commission”), include the following:

•	A significant portion of the Company’s revenue is derived from contracts or subcontracts funded by the U.S. Government, which are subject to termination without cause, government regulations and audits, competitive bidding, and the budget and funding process of the U.S. Government.

•	The presence of competitors with greater financial resources and their strategic response to the Company’s new services.

•	The potential obsolescence of the Company’s services due to the introduction of new technologies.

•	The response of customers to the Company’s marketing strategies and services.

•	The Company’s commercial contracts are subject to strict performance and other requirements.

•	The intense competition in the satellite ground system industry could harm the Company’s financial performance.

•	Risks related to the Company’s acquisition strategy. In particular, the Company may not be able to find any attractive candidates or it may find that the acquisition terms proposed by potential acquisition candidates are not favorable to the Company. In addition, the Company may compete with other companies for these acquisition candidates, which competition may make an acquisition more expensive for the Company. If the Company is unable to identify and acquire any suitable candidates, the Company may not be able to find alternative uses for the cash proceeds of its previous private placements that improve the Company’s business, financial conditions, or results of operations to the extent that an acquisition could. In addition, the integration of the acquired business or businesses may be costly and may result in a decrease in the value of the Company’s common stock for the following reasons, among others:

•	the Company may not adequately assess the risks inherent in a particular acquisition candidate or correctly assess the candidate’s potential contribution to the Company’s financial performance;

•	the Company may need to divert more management resources to integration than it planned, which may adversely affect its ability to pursue other more profitable activities;

•	the difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate backgrounds and combining different corporate cultures;

•	the Company may not eliminate as many redundant costs as it anticipated in selecting acquisition candidates; and an acquisition candidate may have liabilities or adverse operating issues that the Company failed to discover through its due diligence prior to the acquisition.

•	Changes in activity levels in the Company’s core markets.

•	The Company may not be able to effectively manage any continued growth.

•	The business is subject to risks associated with international transactions.

•	The Company depends upon intellectual property rights and risk having our rights infringed.

•	The estimated backlog is not necessarily indicative of revenues that will actually be realized under the contracts.

•	The Company’s quarterly operating results may vary significantly from quarter to quarter.

•	The market price of the Company’s common stock may be volatile.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While the Company currently does not have significant European operations, our customer base is expanding outside the U.S. and therefore certain contracts now and in the future will likely be denominated in currencies other than the U.S. dollar. As a result, the Company’s financial results could be affected by factors such as foreign currency exchange rates for contracts denominated in currencies other than the U.S. dollar. To mitigate the effect of changes in foreign currency exchange rates, the Company may hedge this risk by entering into forward foreign currency contracts. As of December 31, 2003, virtually all of our contracts are denominated in U.S. dollars. Three contracts were denominated in Euros that were hedged. As we enter into new foreign currency based contracts in the future, we may employ similar hedging contracts. The fair value of our hedge at December 31, 2003 reflected an unrealized loss of $196,858.

ITEM 4. CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

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

As required by Rule 13a-15 under the Exchange Act, the Company’s management carried out an evaluation of any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer. Based upon that evaluation, the Company concluded that there was no change in the Company’s internal control over financial reporting during this period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s chief executive officer and chief financial officer, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

The Company filed a report on Form 8-K (dated February 10, 2004) with the Commission on February 10, 2004, reporting its earnings for the quarter ended December 31, 2003.

The Company filed a report on Form 8-K (dated December 30, 2003) with the Commission on December 30, 2003, reporting the dismissal of Ernst & Young LLP as the Company’s independent auditors and reporting the engagement of Grant Thornton LLP as the Company’s independent auditors to audit the Company’s books and records for fiscal year 2004.

The Company filed a report on Form 8-K (dated December 16, 2003) with the Commission on December 19, 2003, reporting the contents of a conference call held December 16, 2003 regarding the financial results of the Company for the year ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAL SYSTEMS, INC.
(Registrant)

Date:	February 12, 2004	By:	/s/
Thomas L. Gough
President & Chief Operating Officer

Date:	February 12, 2004	By:	/s/
Elaine M. Parfitt
Executive Vice President & Chief Financial Officer

22