Form 10-Q
period 2004-03-31
INTEGRAL SYSTEMS INC /MD/
filed 2004-05-13
CIK 718130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

Yes ☒    No ☐

Registrant had 9,960,344 shares of common stock outstanding as of April 23, 2004.

INTEGRAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2004 and September 30, 2003

	March 31, 2004	September 30, 2003
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$20,458,774	$22,526,718
Marketable Securities	28,263,849	28,188,935
Accounts Receivable	34,219,917	32,226,317
Notes Receivable	260,708	257,583
Prepaid Expenses	474,442	361,743
Inventory	1,673,834	973,702
Deferred Income Tax	876,585	876,585

TOTAL CURRENT ASSETS	86,228,109	85,411,583
FIXED ASSETS
Electronic Equipment	4,553,338	4,814,843
Furniture & Fixtures	803,207	776,323
Leasehold Improvements	929,100	971,965
Software Purchases	776,101	724,537

SUBTOTAL - FIXED ASSETS	7,061,746	7,287,668
Less: Accum. Depreciation	3,486,267	3,362,553

TOTAL FIXED ASSETS	3,575,479	3,925,115
OTHER ASSETS
Notes Receivable - Non-Current	366,439	430,917
Intangible Assets, net	774,993	1,419,522
Goodwill	25,715,264	25,715,264
Software Development Costs	5,326,432	5,754,971
Deposits, Deferred Charges, and Other	208,513	135,827

TOTAL OTHER ASSETS	32,391,641	33,456,501
TOTAL ASSETS	$122,195,229	$122,793,199

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2004 and September 30, 2003

	March 31, 2004	September 30, 2003
	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$5,506,281	$4,544,677
Accrued Expenses	5,131,748	12,507,716
Capital Leases Payable	33,665	32,270
Billings in Excess of Cost	6,715,494	7,009,629
Income Taxes Payable	139,287	601,978

TOTAL CURRENT LIABILITIES	17,526,475	24,696,270

LONG TERM LIABILITIES
Capital Leases Payable	43,050	60,238
Deferred Income Taxes	2,450,077	2,408,105

TOTAL LONG TERM LIABILITIES	2,493,127	2,468,343
STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value, 40,000,000 shares authorized, and 9,953,594 and 9,723,802 shares issued and outstanding at March 31, 2004 and September 30, 2003, respectively	99,536	97,238
Additional Paid-in Capital	81,213,398	77,019,957
Retained Earnings	20,905,466	18,588,185
Accumulated other comprehensive income	(42,773)	(76,794)

TOTAL STOCKHOLDERS’ EQUITY	102,175,627	95,628,586

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$122,195,229	$122,793,199

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Revenue	$22,508,021	$19,956,596	$42,562,322	$39,526,377
Cost of Revenue
Direct Labor	5,000,074	4,514,164	9,271,044	8,700,646
Overhead Costs	3,676,326	3,199,103	7,191,199	6,370,311
Travel and Other Direct Costs	672,061	579,698	1,220,776	1,171,041
Direct Equipment & Subcontracts	5,215,790	4,789,988	10,310,818	10,794,357

Total Cost of Revenue	14,564,251	13,082,953	27,993,837	27,036,355

Gross Margin	7,943,770	6,873,643	14,568,485	12,490,022
Selling, General & Administrative	3,228,720	2,936,196	6,085,163	5,670,652
Research & Development	915,251	578,885	1,706,492	1,108,502
Product Amortization	761,381	747,231	1,522,762	1,494,462
Intangible Asset Amortization	322,264	322,265	644,529	644,530

Income From Operations	2,716,154	2,289,066	4,609,539	3,571,876
Other Income (Expense)
Interest Income	140,323	139,365	309,409	304,624
Interest Expense	(1,739)	(2,389)	(4,145)	(4,982)
Gain on sale of marketable securities	0	0	21,439	8,327
Miscellaneous, net	(65,735)	(59,658)	(283,963)	(237,547)

Total Other Income	72,849	77,318	42,740	70,422
Income Before Income Tax	2,789,003	2,366,384	4,652,279	3,642,298
Provision for Income Taxes	1,008,768	881,630	1,698,233	1,307,736

Net Income	$1,780,235	$1,484,754	$2,954,046	$2,334,562

Weighted Avg. Number of Common Shares:
Basic	9,955,794	9,710,205	9,843,386	9,705,717
Diluted	10,076,410	9,758,275	9,977,816	9,751,072
Earnings per Share (Basic)	$0.18	$0.15	$0.30	$0.24
Earnings per Share (Diluted)	$0.18	$0.15	$0.30	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2004

(Unaudited)

	Number of Shares	Common Stock At Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance September 30, 2003	9,723,802	$97,238	$77,019,957	$18,588,185	$(76,794)	$95,628,586

Net income	—	—	—	2,954,046	—	2,954,046
Unrealized Gain on Marketable Securities (net of deferred tax of $41,972)	—	—	—	—	65,649	65,649
Unrealized Loss on Foreign Currency Exchange Contracts	—	—	—	—	(86,404)	(86,404)
Effect of Currency Translation	—	—	—	—	54,776	54,776

Total Comprehensive Income				2,954,046	34,021	2,988,067
Repurchased Shares	(4,650)	(46)	(35,236)	(46,103)	—	(81,385)
Shares issued to acquire RT Logic	209,926	2,099	3,817,924	—	—	3,820,023
Stock Options Exercised	24,516	245	410,753	—	—	410,998
Declared Dividends	—	—	—	(590,662)	—	(590,662)

Balance March 31, 2004	9,953,594	$99,536	$81,213,398	$20,905,466	$(42,773)	$102,175,627

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended March 31, 2004 and 2003

(Unaudited)

	For the Six Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$2,954,046	$2,334,562

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,001,933	2,904,086
Reserve for doubtful accounts	65,325	0
Gain on sale of marketable securities	(21,439)	(8,327)
Gain on warrants	(95,000)	0
Loss on disposal of fixed assets	33,604	22,396
Changes in operating assets and liabilities, net:
Accounts receivable and other receivables	(2,041,232)	(1,336,112)
Prepaid expenses and deposits	(87,343)	381,144
Inventories	(700,132)	265,568
Accounts payable	363,315	(2,915,247)
Accrued expenses	(3,646,736)	(221,496)
Billings in excess of revenue	(294,135)	523,094
Income taxes payable, net	(462,691)	3,472,284

Total adjustments	(3,884,531)	3,087,390

Net cash (used in) provided by operating activities	(930,485)	5,421,952

Cash flows from investing activities:
Purchases of marketable securities	(115,691)	0
Sale of marketable securities	169,837	16,063,000
Issuance of Notes Receivable	0	5,182,958
Proceeds from payments on notes receivable	61,353	0
Acquisition of fixed assets	(517,092)	(734,614)
Software development costs	(1,094,223)	(1,188,769)
Acquisition of RT Logic, net of cash received	0	(13,407,596)

Net cash (used in) provided by investing activities	(1,495,816)	5,914,979

Cash flows from financing activities:
Proceeds from issuance of common stock	410,998	119,490
Stock repurchases	(81,385)	(6,251,644)
Note Payable	0	(802,190)
Capital lease obligation payments	(15,793)	(14,513)

Net cash provided by (used in) financing activities	313,820	(6,948,857)

Effect of currency translations	44,537	0
Net (decrease) increase in cash	(2,112,481)	4,388,074
Cash – beginning of year	22,526,718	16,064,363

Cash - end of period	$20,458,774	$20,452,437

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

2.	Accounts Receivable

Accounts receivable at March 31, 2004 and September 30, 2003 consist of the following:

	March 31, 2004	Sept. 30, 2003
Billed	$12,855,376	$12,816,226
Unbilled	21,236,156	19,081,023
Other	277,578	412,936
Reserve	(149,193)	(83,868)

Total	$34,219,917	$32,226,317

The Company’s accounts receivable consist of amounts due on prime contracts and subcontracts with the U.S. Government and contracts with various commercial and international organizations. Unbilled accounts receivable consist principally of amounts that are billed in the month following the incurrence of cost, amounts related to indirect cost variances on cost reimbursable type contracts or amounts related to milestones that are delivered under fixed price contracts. All unbilled receivables are expected to be billed and collected within one year.

The reserve for doubtful accounts is determined based upon management’s best estimate of potentially uncollectible accounts receivable.

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

3.	Line of Credit

The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company’s billed and unbilled accounts receivable and contains certain customary covenants, including minimum net worth and liquidity ratios. The line expires February 28, 2006. The Company had no balance outstanding at March 31, 2004 under the line of credit.

The Company also has access to a $2.0 million equipment lease line of credit that had a balance of approximately $76,700 at March 31, 2004. The outstanding balance is payable over a 26-month period and bears interest at a rate of 8.8% per annum.

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

The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three and six months ended March 31, 2004 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income, as reported	$1,780,235	$1,484,754	$2,954,046	$2,334,562
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	386,140	430,211	833,484	841,433
Add: Stock-based employee compensation included in net income	—	—	—	—
Pro forma net income (loss)	$1,394,095	$1,054,543	$2,120,562	$1,493,129
Earnings per share:
As reported - basic	$0.18	$0.15	$0.30	$0.24
- dilutive	$0.18	$0.15	$0.30	$0.24
Pro forma - basic	$0.14	$0.11	$0.22	$0.15
- dilutive	$0.14	$0.11	$0.21	$0.15

These pro forma amounts are not necessarily indicative of future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of the additional stock options issued in future years.

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

6.	Foreign Currency Exchange Contracts

The Company periodically uses foreign currency exchange contracts to hedge risk associated with its European long-term contracts. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” all derivative instruments must be recorded on the balance sheet as an asset or liability with any gain or loss recorded as a component of accumulated other comprehensive income until recognized in earnings. The fair value of the exchange contracts is based upon quoted market prices. If a derivative does not qualify for hedge accounting the gain or loss is recorded through earnings. For the six month period ended March 31, 2004, the Company recorded as accumulated other comprehensive income an unrealized loss of $86,404. The Company also recorded a realized gain of $14,440 during the same period.

7.	Business Segment Information

The Company operates in four business segments:

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

The Company provides equipment monitoring and control software to satellite operators and the telecommunications industry through its wholly owned subsidiary Newpoint.

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

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

8.	Business Segment Information (continued)

Summarized financial information by business segment is as follows:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Six Months Ended March 31, 2004	Six Months Ended March 31, 2003
Revenue
Satellite ground systems	$15,202,196	$14,087,008	$28,977,355	$28,714,897
Satellite ground systems – intercompany	333,327	257,053	726,659	636,230
Satellite & terrestrial CSM	1,126,066	1,103,723	2,241,078	1,589,537
Satellite & terrestrial CSM - intercompany	142,412	N/A	216,492	753
Equip. monitoring & control	384,803	521,161	803,407	1,373,997
Equip. monitoring & control – intercompany	387,064	N/A	579,253	7,847,946
Space communication systems	5,794,956	4,244,704	10,540,482	1,406,745
Space communication systems – intercompany	261,898	675,416	830,787
Elimination of intercompanySales	(1,124,701)	(932,469)	(2,353,191)	(2,043,728)

Total Revenue	$22,508,021	$19,956,596	$42,562,322	$39,526,377

Operating Income
Satellite ground systems	$798,281	$1,338,277	$1,026,535	$2,221,501
Satellite ground systems – intercompany	(76)	5,684	(3,429)	2,812
Satellite & terrestrial CSM	(261,647)	(253,259)	(224,292)	(835,776)
Satellite & terrestrial CSM - intercompany	307	N/A	307	N/A
Equip. monitoring & control	18,390	(183,453)	22,643	(347,494)
Equip. monitoring & control – intercompany	(3,620)	N/A	(3,620)	N/A
Space communication systems	2,161,131	1,387,501	3,784,653	2,533,645
Space communication systems– intercompany	N/A	259	N/A	(10)
Elimination of intercompany Operating Income	3,389	(5,943)	6,742	(2,802)

Total Operating Income	$2,716,155	$2,289,066	$4,609,539	$3,571,876

Total Assets
Satellite ground systems			$84,763,053	$75,477,595
Satellite & terrestrial CSM			3,478,387	3,613,305
Equip. monitoring & control			3,691,264	4,358,534
Space communication systems			45,616,467	33,792,760
Elimination of intercompany accounts receivable			(15,353,942)	(8,647,313)

Total Assets			$122,195,229	$108,594,881

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Results of Operations

The components of the Company’s income statement as a percentage of revenue are depicted in the following table for the three months ended March 31, 2004 and March 31, 2003:

	Three Months Ended March 31,
	2004	% of Revenue	2003	% of Revenue
	(in thousands)		(in thousands)
Revenue	$22,508	100.0	$19,957	100.0
Cost of Revenue	14,564	64.7	13,083	65.6

Gross Margin	7,944	35.3	6,874	34.4
Operating Expenses
Selling, General & Admin. (SG&A)	3,229	14.3	2,936	14.7
Research and Development	915	4.1	579	2.9
Product Amortization	761	3.4	747	3.7
Amortization-Intangible Assets	323	1.4	323	1.6

Income from Operations	2,716	12.1	2,289	11.5
Other Income (Expense) (net)	73	0.3	78.4

Income Before Income Taxes	2,789	12.4	2,367	11.9
Income Taxes	1,009	4.5	882	4.5

Net Income	$1,780	7.9	$1,485	7.4

Revenue

The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts that are funded by the U.S. Government as well as commercial and international organizations.

For the three months ended March 31, 2004 and 2003, the Company’s revenues were generated from the following sources:

	Three Months Ended March 31,
Revenue Type	2004	2003
Government Revenue
NOAA	16%	15%
Air Force	53	49
Other U.S. Government Users	6	10

Subtotal	75	74
Commercial Revenue	25	26

Total	100%	100%

On a consolidated basis, revenue increased 12.8%, or $2.5 million, to $22.5 million for the three months ended March 31, 2004, from $20.0 million for the three months ended March 31, 2003. Revenue for the three-month periods ended March 31, 2004 and 2003 for each of the Company’s segments is shown in the following table:

Segment	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Increase/ (Decrease)
	(in thousands)	(in thousands)	(in thousands)
Revenue
Satellite Ground Systems (Integral)	$15,536	$14,344	$1,192
Satellite & Terrestrial CSM (SAT)	1,268	1,104	164
Equip. Monitoring & Control (Newpoint)	772	521	251
Space Communication Systems (RT Logic)	6,057	4,920	1,137
Elimination	(1,125)	(933)	(192)
Total Revenue	$22,508	$19,956	$2,552

Revenue increases in the Company’s Satellite Ground Systems segment primarily pertain to revenue growth from the Segment’s European subsidiary (ISI Europe), which reports through that segment’s commercial division. Revenue for ISI Europe increased by $950,000 for the periods compared as a result of new contract awards to this entity. The Company also recorded approximately $430,000 of revenue during the three months ended March 31, 2004 from this segment’s newly established Antenna division. There were no such revenues recorded during the corresponding three-month period last fiscal year.

Revenue increases for SAT, Newpoint and RT Logic resulted from increased order bookings and increased product shipments to customers.

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

During the three months ended March 31, 2004, cost of revenue increased by 11.3%, or $1.5 million, compared to the same period during the prior year, increasing from $13.1 million during the three months ended March 31, 2003 to $14.6 million during the three months ended March 31, 2004. Gross margin increased from $6.9 million to $7.9 million, an increase of $1.0 million, or 15.6%, during the periods being compared. Cost of revenue and gross margin for the three months ended March 31, 2004 and 2003 for each of the Company’s segments are shown in the following table:

Segment	Three Months Ended Mar. 31, 2004	Three Months Ended Mar. 31, 2003	Increase/ (Decrease)
	(in thousands)	(in thousands)	(in thousands)
Cost of Revenue
Satellite Ground Systems (Integral)	$11,949	$10,707	$1,242
Satellite & Terrestrial CSM (SAT)	878	632	246
Equip. Monitoring & Control (Newpoint)	376	367	9
Space Communication Systems (RT Logic)	2,475	2,289	186
Elimination	(1,114)	(912)	(202)
Total Cost of Revenue	$14,564	$13,083	$1,481
Gross Margin
Satellite Ground Systems (Integral)	$3,587	$3,637	($50)
Satellite & Terrestrial CSM (SAT)	390	472	(82)
Equip. Monitoring & Control (Newpoint)	396	155	241
Space Communication Systems (RT Logic)	3,582	2,631	951
Elimination	(11)	(21)	10
Total Gross Margin	$7,944	$6,874	$1,070

The lower gross margin for the Company’s Satellite Ground Systems segment is primarily attributable to contract overruns in the segment’s newly established Antenna Division. Several fixed price contracts in this division were under-priced and under-bid, especially with respect to direct material and equipment costs. Consequently, this division recorded approximately $710,000 of cost of revenue against revenue of only $430,000 during the current quarter. As a result, the Company has recently made certain management changes in this business area and has modified its internal procedures to guard against this in the future.

As a result of the above, gross margin as a percentage of revenue for the Satellite Ground Systems segment decreased from 25.4% to 23.1%.

The decrease in gross margin at SAT is due to increases in direct equipment and material costs between the quarters being compared, while the increased gross margin at Newpoint relates to a combination of increased revenue coupled with the effect of cost-cutting measures implemented at the end of fiscal year 2003.

The increase in gross margin at RT Logic pertains to increased revenue levels and a higher content of production oriented contracts. Production oriented contracts typically generate higher gross margins for this segment than non-production oriented jobs due to increased efficiencies. On several large contracts, product deliveries were completed at lower cost than anticipated resulting in higher gross margins for the period.

Significant research and development investments over the past several years have driven increased productivity through deployment of a common product architecture. In addition, by leveraging an efficient and consistent hardware and software architecture across multiple business areas, RT Logic has realized increased economies of scale in the application of this new technology.

Operating Expenses

Operating Expenses for the three months ended March 31, 2004 and 2003 for each of the Company’s segments are shown in the following table:

Segment	Three Months Ended Mar. 31, 2004	Three Months Ended Mar. 31, 2003	Increase/ (Decrease)
	(in thousands)	(in thousands)	(in thousands)
Operating Expenses
Satellite Ground Systems (Integral)
SG&A	$2,102	$1,658	$444
R&D	76	38	38
Amortization	611	596	15
Total Satellite Ground Systems (Integral)	2,789	2,292	497
Satellite & Terrestrial CSM (SAT)
SG&A	305	301	4
R&D	196	274	(78)
Amortization	150	150	0
Total Satellite & Terrestrial CSM (SAT)	651	725	(74)
Equip. Monitoring & Control (Newpoint)
SG&A	292	307	(15)
R&D	57	0	57
Amortization	32	32	0
Total Equip. Monitoring & Control (Newpoint)	381	339	42
Space Communication Systems (RT Logic)
SG&A	546	685	(139)
R&D	584	267	317
Amortization	291	291	0
Total Space Communication Systems (RT Logic)	1,421	1,243	178
Elimination	(14)	(15)	1
Total Operating Expenses	$5,228	$4,584	$644

In the Company’s Satellite Ground Systems segment, SG&A expenses increased by approximately $440,000 during the periods being compared. The increase principally pertains to increased management, marketing and proposal costs relating to new Air Force opportunities and the Company’s new SKYLIGHT product. R&D expenses for the three months ended March 31, 2004 primarily relate to SKYLIGHT efforts. Product amortization increased nominally during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 due to higher capitalized development costs related to the Company’s EPOCH product line.

At SAT, period-to-period operating costs are down approximately $75,000 due to decreased R&D expenses resulting from the application of the engineering staff to direct contracts as opposed to R&D activities.

Newpoint’s current period SG&A expenses are $15,000 lower relative to last fiscal year’s second quarter SG&A expenses while R&D spending increased approximately $60,000 (from zero last fiscal year) due to new product undertakings at this segment.

RT Logic’s current period SG&A expenses were down 20% compared to last fiscal year’s second quarter SG&A expenses while R&D spending increased approximately $320,000 due to new product undertakings at this segment. R&D spending at RT Logic is consistent with the current year’s plan.

The current and prior period amortization expenses for both Newpoint and RT Logic relate to the amortization of intangible assets that were acqiuired at the time of each company’s acquisition by the Company.

Income from Operations

Income from Operations for the three months ended March 31, 2004 and 2003 for each of the Company’s segments is shown in the following table:

Segment	Three Months Ended Mar. 31, 2004	Three Months Ended Mar. 31, 2003	Increase/ (Decrease)
	(in thousands)	(in thousands)	(in thousands)
Income from Operations
Satellite Ground Systems (Integral)	$798	$1,344	$(546)
Satellite & Terrestrial CSM (SAT)	(261)	(254)	(7)
Equip. Monitoring & Control (Newpoint)	15	(183)	198
Space Communication Systems (RT Logic)	2,161	1,388	773
Elimination	3	(6)	9
Total Income from Operations	$2,716	$2,289	$427

Income from operations during the periods compared decreased by almost $550,000 in the Company’s Satellite Ground Systems segment as a result of decreased gross margins described above coupled with increased operating expenses. In addition to the quarterly operating losses posted by the segment’s Antenna Division, of approximately $370,000, the segment also had operating losses from its I&T Division ($140,000) and its Product Group ($170,000). For the second quarter last fiscal year, the I&T Division posted a $10,000 operating loss while the Product Group recorded operating income of $70,000. The current period loss at the I&T Division relates to $500,000 of lower quarterly revenue coupled with an overrun on a fixed price contract that adversely impacted operating income by approximately $50,000. The Product Group operating loss relates to somewhat lower quarterly license revenue coupled with increased amortization expenses.

Although the Commercial Division of the Satellite Ground Systems segment recorded operating income of approximately $220,000 for the three months ended March 31, 2004, the Company recorded $550,000 of operating income in this division during the quarter ended March 31, 2003. In this case, the Company is continuing to experience the effects of the economic downturn in the commercial satellite marketplace.

The Government Division of the Company’s Satellite Ground Systems segment experienced a 81% increase in quarterly operating income, increasing from $620,000 in the second quarter last fiscal year to $1,120,000 in the second quarter this fiscal year. Most of the increase pertains to reserves and overruns that were recorded against fixed price contracts with NOAA during the second quarter last fiscal year. The reserves and overruns were not recorded during the second quarter this fiscal year. This increase in operating income mitigated to an extent the overall period-to-period operating income decline for the segment.

SAT’s operating loss was relatively flat for the two periods being compared although this segment did post higher revenues on a quarter-to-quarter basis. The increased revenues were more than offset by increases in direct equipment and material costs. Newpoint posted a modest operating profit for the current quarter compared to operating losses for the quarter ended March 31, 2003, resulting from increased revenue and the effects of prior period cost cutting measures.

RT Logic increased income from operations by more than 55% over the second quarter last fiscal year as a result of higher gross margins as described above, somewhat offset by increased R&D spending.

Other Income/Expense

The changes in other income and expense between the quarters being compared are immaterial.

Income Before Income Taxes/Net Income

Income before income taxes increased by more than $420,000 to $2.79 million from $2.37 million between the two periods being compared principally due to the increases in income from operations, mostly attributable to operating income increases at RT Logic.

As a result of the above, net income increased to approximately $1.8 million during the three months ended March 31, 2004 from $1.5 million during the three months ended March 31, 2003.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003

Results of Operations

The components of the Company’s income statement as a percentage of revenue are depicted in the following table for the six months ended March 31, 2004 and March 31, 2003:

	Six Months Ended March 31,
	2004	% of Revenue	2003	% of Revenue
	(in thousands)		(in thousands)
Revenue	$42,562	100.0	$39,526	100.0
Cost of Revenue	27,994	65.8	27,036	68.4

Gross Margin	14,568	34.2	12,490	31.6
Operating Expenses
Selling, General & Admin. (SG&A)	6,086	14.3	5,671	14.4
Research and Development	1,706	4.0	1,109	2.8
Product Amortization	1,523	3.6	1,494	3.8
Amortization-Intangible Assets	644	1.5	644	1.6

Income from Operations	4,609	10.8	3,572	9.0
Other Income (Expense) (net)	43	0.1	71	0.2

Income Before Income Taxes	4,652	10.9	3,643	9.2
Income Taxes	1,698	4.0	1,308	3.3

Net Income	$2,954	6.9	$2,335	5.9

For the six months ended March 31, 2004 and 2003, the Company’s revenues were generated from the following sources:

	Six Months Ended March 31,
Revenue Type	2004	2003
Government Revenue
NOAA	16	21
Air Force	53	47
Other U.S. Government Users	6	8

Subtotal	75	76
Commercial Revenue	25	24

Total	100%	100%

On a consolidated basis, revenue increased 7.7%, or $3.0 million, to $42.5 million for the six months ended March 31, 2004, from $39.5 million for the six months ended March 31, 2003. Revenue for the six-month periods ending March 31, 2004 and 2003 for each of the Company’s segments is shown in the following table:

Segment	Six Months Ended March 31, 2004	Six Months Ended March 31, 2003	Increase/ (Decrease)
	(in thousands)	(in thousands)	(in thousands)
Revenue
Satellite Ground Systems (Integral)	$29,704	$29,351	$353
Satellite & Terrestrial CSM (SAT)	2,457	1,590	867
Equip. Monitoring & Control (Newpoint)	1,383	1,374	9
Space Communication Systems (RT Logic)	11,371	9,255	2,116
Elimination	(2,353)	(2,044)	(309)
Total Revenue	$42,562	$39,526	$3,036

Revenue increases in the Company’s Satellite Ground Systems segment primarily pertain to revenue growth from the segment’s European subsidiary (ISI Europe), which reports through that segment’s commercial division. Revenue for ISI Europe increased by $1.6 million for the periods compared as a result of new contract awards to this entity. The increase in revenue from ISI Europe enabled the Commercial Division to report overall increased revenues of approximately $600,000 for the periods being compared. The Company also recorded approximately $1.1 million of revenue during the six months ended March 31, 2004 from this segment’s newly established Antenna division. There were no such revenues recorded during the corresponding six-month period last fiscal year.

In the Government Division of the Company’s Satellite Ground Systems segment, revenues derived from the Company’s non-military customers (principally NOAA) decreased by approximately $1.4 million between the periods being compared due to decreased orders from these Government customers. Offsetting these decreases were approximately $700,000 in increased revenues resulting from the Company’s contracts with the U.S. Air Force (specifically the CCS-C and SCNC programs).

The segment’s I&T Division experienced a decrease in revenues of almost $600,000 due to lower order bookings during the period.

Revenue increases for SAT and RT Logic resulted from increased order bookings and increased product shipments to customers.

Revenue for Newpoint was basically flat for the six months ended March 31, 2004 compared to the six months ended March 31, 2003.

Cost of Revenue/Gross Margin

During the six months ended March 31, 2004, cost of revenue increased by 3.5%, or $1.0 million, compared to the same period during the prior year, increasing from $27.0 million during the six months ended March 31, 2003 to $28.0 million during the six months ended March 31, 2004. Gross margin increased from $12.5 million to $14.6 million, an increase of $2.1 million, or 16.6%, during the periods being compared. Cost of revenue and gross margin for the six months ended March 31, 2004 and 2003 for each of the Company’s segments are shown in the following table:

Segment	Six Months Ended March 31, 2004	Six Months Ended March 31, 2003	Increase/ (Decrease)
	(in thousands)	(in thousands)	(in thousands)
Cost of Revenue
Satellite Ground Systems (Integral)	$23,379	$22,664	$715
Satellite & Terrestrial CSM (SAT)	1,512	882	630
Equip. Monitoring & Control (Newpoint)	609	1,071	(462)
Space Communication Systems (RT Logic)	4,825	4,434	391
Elimination	(2,331)	(2,015)	(316)
Total Cost of Revenue	$27,994	$27,036	$958
Gross Margin
Satellite Ground Systems (Integral)	$6,325	$6,687	$(362)
Satellite & Terrestrial CSM (SAT)	945	708	237
Equip. Monitoring & Control (Newpoint)	774	303	471
Space Communication Systems (RT Logic)	6,546	4,821	1,725
Elimination	(22)	(29)	7
Total Gross Margin	$14,568	$12,490	$2,078

The lower gross margin for the Company’s Satellite Ground Systems segment is primarily attributable to contract overruns in the segment’s newly established Antenna Division. Several fixed price contracts in this division were improperly priced and under-bid, especially with respect to direct material and equipment costs. Consequently, this Division recorded approximately $1.45 million of cost of revenue against revenue of only $1.14 million during the current six-month period.

As a result of the above, gross margin as a percentage of revenue for the Satellite Ground Systems segment decreased from 22.8% to 21.3%.

The increase in gross margin at SAT is due to increases in revenue between the periods being compared, while the increased Gross Margin at Newpoint primarily relates to the effect of cost-cutting measures implemented at the end of fiscal year 2003.

The increase in gross margin at RT Logic pertains to increased revenue levels and a higher content of production oriented contracts. Production oriented contracts typically generate higher gross margins for this segment than non-production oriented jobs due to increased efficiencies. On several large contracts, product deliveries were completed at lower cost than anticipated resulting in higher gross margins for the period.

Significant research and development investments over the past several years have driven increased productivity through deployment of a common product architecture. In addition, by leveraging an efficient and consistent hardware and software architecture across multiple business areas, RT Logic has realized increased economies of scale in the application of this new technology.

Operating Expenses

Operating Expenses for the six months ended March 31, 2004 and 2003 for each of the Company’s segments are depicted in the following table:

Segment	Six Months Ended March 31, 2004	Six Months Ended March 31, 2003	Increase/ (Decrease)
	(in thousands)	(in thousands)	(in thousands)
Operating Expenses
Satellite Ground Systems (Integral)
SG&A	$3,960	$3,201	$759
R&D	120	68	52
Amortization	1,222	1,193	29
Total Satellite Ground Systems (Integral)	5,302	4,462	840
Satellite & Terrestrial CSM (SAT)
SG&A	469	627	(158)
R&D	399	616	(217)
Amortization	301	301	0
Total Satellite & Terrestrial CSM (SAT)	1,169	1,544	(375)
Equip. Monitoring & Control (Newpoint)
SG&A	560	588	(28)
R&D	132	0	132
Amortization	63	63	0
Total Equip. Monitoring & Control (Newpoint)	755	651	104
Space Communication Systems (RT Logic)
SG&A	1,126	1,280	(154)
R&D	1,054	425	629
Amortization	582	582	0
Total Space Communication Systems (RT Logic)	2,762	2,287	475
Elimination	(29)	(26)	(3)
Total Operating Expenses	$9,959	$8,918	$1,041

In the Company’s Satellite Ground Systems segment, SG&A expenses increased during the two periods being compared by approximately $760,000. This increase was principally because of marketing efforts related to the Company’s Air Force efforts and its new SKYLIGHT product. As a percentage of revenue, SG&A for this segment represented 13.3% of revenue in the current period compared to 10.9% of revenue during the six months ended March 31, 2003. R&D expenses for the six months ended March 31, 2004 primarily relate to SKYLIGHT efforts. Product amortization has increased by approximately $30,000 due to higher capitalized development costs related to the Company’s EPOCH product line.

At SAT, period-to-period SG&A costs are down approximately $160,000 due to cost reductions implemented at the end of last fiscal year while R&D expenses have decreased almost $220,000 resulting from the application of the engineering staff to direct contracts as opposed to R&D activities. Product amortization was $301,000 for both periods being compared.

Newpoint’s current period SG&A expenses are almost $30,000 lower relative to last year’s six-month SG&A expenses while R&D spending increased approximately $130,000 (from zero last fiscal year) due to new product undertakings at this segment.

RT Logic’s current period SG&A expenses are approximately $150,000 lower than to last year’s six-month totals while R&D spending increased approximately $630,000 due to new product undertakings at this segment. R&D spending at RT Logic is consistent with the current year’s plan.

The current period amortization expenses for both Newpoint and RT Logic relate to the amortization of intangible assets that were acquired at the time of each company’s acquisition by the Company.

Income from Operations

Income from Operations for the six months ended March 31, 2004 and 2003 for each of the Company’s segments is shown in the following table:

Segment	Six Months Ended March 31, 2004	Six Months Ended March 31, 2003	Increase/ (Decrease)
	(in thousands)	(in thousands)	(in thousands)
Income from Operations
Satellite Ground Systems (Integral)	$1,023	$2,224	$(1,201)
Satellite & Terrestrial CSM (SAT)	(224)	(836)	612
Equip. Monitoring & Control (Newpoint)	19	(347)	366
Space Communication Systems (RT Logic)	3,784	2,534	1,250
Elimination	7	(3)	10
Income from Operations	$4,609	$3,572	$1,037

Income from operations during the periods compared decreased by approximately $1.2 million in the Company’s Satellite Ground Systems segment as a result of decreased gross margins described above coupled with increased operating expenses. In addition to the half-year operating losses posted by the segment’s Antenna Division, of approximately $460,000, the segment also had operating losses from its I&T Division ($200,000) and its Product Group ($670,000). For the first six months of last fiscal year, the I&T Division posted a $90,000 operating loss while the Product Group recorded an operating loss of $150,000. The current period loss at the I&T Division relates to $600,000 of lower current period revenue coupled with an overrun on a fixed price contract that adversely impacted operating income by approximately $50,000. The Product Group operating loss relates to somewhat lower current period license revenue coupled with increased amortization expenses.

Although the Commercial Division of the Satellite Ground Systems segment recorded operating income of approximately $220,000 for the six months ended March 31, 2004, the Company recorded $670,000 of operating income in this Division during the six months ended March 31, 2003. In this case, the Company is continuing to experience the effects of the economic downturn in the commercial satellite marketplace.

The Government Division of the Company’s Satellite Ground Systems segment experienced a 24% increase in current period operating income, increasing from $1.7 million in the first half last fiscal year to $2.1 million in the first half this fiscal year. Most of the increase pertains to increased revenues and related operating income on fixed price contracts with the U.S. Air Force. This increase in operating income somewhat mitigated the period-to-period operating income decrease for the segment.

SAT’s operating loss was considerably reduced for the two periods being compared as this segment posted higher revenues and reduced current period operating expenses. The Company remains optimistic that SAT will be able to post positive operating income for the full fiscal year ending September 30, 2004.

Newpoint posted a modest operating profit for the current six month period compared to operating losses of approximately $350,000 for the six months ended March 31, 2003, resulting from increased gross margins that benefited from the effects of prior period cost cutting measures.

RT Logic increased income from operations by almost 50% over the first half last fiscal year as a result of higher gross margins as described above, somewhat offset by increased R&D spending. Since its acquisition by the Company in October of 2002, RT Logic has cumulatively contributed in excess of $11.0 million of operating income over six fiscal quarters.

Other Income

The changes in other income and expense between the periods being compared are immaterial.

Income Before Income Taxes/Net Income

Income before income taxes increased by approximately $1.1 million to $4.7 million from $3.6 million between the two periods being compared principally due to the increase in operating income, most of which was attributable to increases by RT Logic.

The Company’s effective tax rate increased from 35.9% for the six months ended March 31, 2003 to 36.5% for the six months ended March 31, 2004. The increase was primarily a result of a lower percentage of tax-free interest income compared to operating income recorded in the current six-month period compared to the prior year’s first six-month period.

As a result of the above, net income increased to approximately $3.0 million during the six months ended March 31, 2004 from approximately $2.3 million during the six months ended March 31, 2003.

OUTLOOK

This outlook section contains forward-looking statements, all of which are based on current expectations. There is no assurance that the Company’s projections will in fact be achieved and these projections do not reflect any acquisitions or divestitures that may occur in the future. Reference should be made to the various important factors listed under the heading “Forward-Looking Statements” that could cause actual future results to differ materially.

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

As disclosed in its Form 10-K for the fiscal year ending September 30, 2003, the Company was anticipating growth in revenue, operating income, net income, and fully diluted earnings per common share for fiscal year 2004 in its entirety of approximately 10%, 20%, 35%, and 35%, respectively over FY03 levels. Although operating income, net income and fully diluted earnings per common share were all slightly less than the Company’s internal plan for the six months ended March 31, 2004, the Company believes that it is still on target to meet these previously announced goals for fiscal year 2004 in its entirety.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company’s inception in 1982, it has been profitable on an annual basis and has generally financed its working capital needs through internally generated funds, supplemented by borrowings under the Company’s general line of credit facility with a commercial bank and the proceeds from the Company’s initial public offering in 1988. In June 1999, the Company supplemented its working capital position by raising approximately $19.7 million (net) through the private placement of approximately 1.2 million shares of its common stock. In February 2000, the Company raised an additional $40.9 million (net) for use in connection with potential acquisitions and other general corporate purposes through the private placement of 1.4 million additional shares of its common stock. With respect to the capital raised in the private placements, at March 31, 2004, $18.0 million was invested in variable rate State of Maryland debt securities, $10.0 million was invested in Banc of America Preferred Funding Corporation “Dividends Received Eligible Auction Market” preferred stock (“DREAMS”), and $162,000 was invested in common stock of independent third-party companies.

For the six months ended March 31, 2004, the Company used approximately $930,000 of cash in operating activities and approximately $1.5 million in investing activities. Included in the $1.5 million of investing activities is approximately $1.1 million used for newly capitalized software development costs and $520,000 used for the purchase of fixed assets.

The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company’s billed and unbilled accounts receivable and contains certain customary covenants, including minimum net worth and liquidity ratios. The line expires February 28, 2006. The Company had no balance outstanding at March 31, 2004 under the line of credit.

On December 3, 2003, the Company’s Board of Directors declared a dividend of three cents per share for stockholders of record as of December 15, 2003. The dividend was paid on January 5, 2004 in the amount of $291,966. The Company’s Board of Directors declared a cash dividend of $.03 per share to all stockholders of record as of the close of business on March 3, 2004. The dividend was paid on March 30, 2004 in the amount of $298,696. The Company has also announced that its Board of Directors has declared a cash dividend of $.03 per share to all stockholders on record as of close of business on June 2, 2004. The dividend is scheduled to be paid on or about June 29, 2004.

The Company also has access to a $2.0 million equipment lease line of credit that had a balance of approximately $76,700 at March 31, 2004. The outstanding balance is payable over a 26-month period and bears interest at a rate of 8.8% per annum.

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

The Company believes that inflation did not have a material impact on the Company’s revenues or income from operations during the six months ended March 31, 2004 or in past fiscal years.

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

FORWARD LOOKING STATEMENTS

Certain of the statements contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, in other parts of this 10-Q, and in this section, including those under the headings “Outlook” and “Liquidity and Capital Resources,” are forward looking. In addition, from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “believe”, “expect”, “anticipate”, “estimate”, “continue”, or other similar words, including statements as to the intent, belief, or current expectations of the Company and its directors, officers, and management with respect to the Company’s future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. While the Company believes that these statements are and will be accurate, a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s statements. The Company’s business is dependent upon general economic conditions and upon various conditions specific to its industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may effect the Company’s business, other than those described elsewhere herein or in our other filings with the Securities and Exchange Commission (the “SEC” or the “Commission”), include the following:

•	A substantial portion of the Company’s revenue is derived from contracts or subcontracts funded by the U.S. Government, which are subject to termination without cause, government regulations and audits, competitive bidding, and the budget and funding process of the U.S. Government.

•	The presence of competitors with greater financial resources and their strategic response to the Company’s new services.

•	The potential obsolescence of the Company’s services due to the introduction of new technologies.

•	The response of customers to the Company’s marketing strategies and services.

•	The Company’s commercial contracts are subject to strict performance and other requirements.

•	The intense competition in the satellite ground system industry could harm the Company’s financial performance.

•	Risks related to the Company’s acquisition strategy. In particular, the Company may not be able to find any attractive candidates or it may find that the acquisition terms proposed by potential acquisition candidates are not favorable to the Company. In addition, the Company may compete with other companies for these acquisition candidates, which competition may make an acquisition more expensive for the Company. If the Company is unable to identify and acquire any suitable candidates, the Company may not be able to find alternative uses for the cash proceeds of its previous private placements that improve the Company’s business, financial conditions, or results of operations to the extent that an acquisition could. In addition, the integration of the acquired business or businesses may be costly and may result in a decrease in the value of the Company’s common stock for the following reasons, among others:

•	the Company may not adequately assess the risks inherent in a particular acquisition candidate or correctly assess the candidate’s potential contribution to the Company’s financial performance;

•	the Company may need to divert more management resources to integration than it planned, which may adversely affect its ability to pursue other more profitable activities;

•	the difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate backgrounds and combining different corporate cultures;

•	the Company may not eliminate as many redundant costs as it anticipated in selecting acquisition candidates; and

•	an acquisition candidate may have liabilities or adverse operating issues that the Company failed to discover through its due diligence prior to the acquisition.

•	Changes in activity levels in the Company’s core markets.

•	The Company may not be able to effectively manage any continued growth.

•	The business is subject to risks associated with international transactions.

•	The Company depends upon intellectual property rights and risk having our rights infringed.

•	The estimated backlog is not necessarily indicative of revenues that will actually be realized under the contracts.

•	The Company’s quarterly operating results may vary significantly from quarter to quarter.

•	The market price of the Company’s common stock may be volatile.

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

While the Company currently does not have significant European operations, our customer base is expanding outside the U.S. and therefore certain contracts now and in the future will likely be denominated in currencies other than the U.S. dollar. As a result, the Company’s financial results could be affected by factors such as foreign currency exchange rates for contracts denominated in currencies other than the U.S. dollar. To mitigate the effect of changes in foreign currency exchange rates, the Company may hedge this risk by entering into forward foreign currency contracts. As of March 31, 2004, virtually all of our contracts are denominated in U.S. dollars. Three contracts were denominated in Euros that were hedged. As we enter into new foreign currency based contracts in the future, we may employ similar hedging contracts. The change in fair value of our hedge at March 31, 2004 reflected an unrealized loss of $86,404.

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

PART II. OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(c) On October 1, 2002, the Company acquired all of the issued and outstanding stock of RT Logic pursuant to an Agreement and Plan of Reorganization dated October 1, 2002 (the “Reorganization Agreement”) for an initial purchase price payable to the shareholders of RT Logic that included 683,870 shares of the Company’s common stock, par value $.01 per share. Pursuant to the terms of the Reorganization Agreement, in November 2002, the former shareholders of RT Logic received additional aggregate consideration that included 25,806 shares of the Company’s common stock. Pursuant to the Reorganization Agreement, in January 2004, the former shareholders of RT Logic received contingent purchase price with respect to the year ended September 30, 2003, that included 209,926 shares of the Company’s common stock. The Company relied on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 under Regulation D of the Securities Act for the exemption from registration of the sale of such shares.

(f) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2004	—	—	336,521	596,237
February 1 to February 29, 2004	—	—	336,521	596,237
March 1 to March 31, 2004	4,650	$17.50	341,171	591,587

(1)	On September 23, 2002, the Company announced a plan to repurchase up to 932,758 shares of its common stock. The stock repurchase program will be transacted over an indefinite period of time and purchases will be made as management and the Board of Directors deem prudent.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

3.1	Articles of Restatement of the Company (Incorporated by reference to the Registration Statement on Form S-3 (File No. 333-82499) filed with the Commission on July 8, 1999).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2000 filed with the Commission on December 21, 2000).

10.1	Line of Credit Extension to Revolving Line of Credit Loan Agreement and Security Agreement, dated August 31, 2001, by and between Integral Systems, Inc. and Bank of America, N.A.

11.1	Computation of Per Share Earnings.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

The Company filed a report on Form 8-K (dated May 10, 2004) with the Commission on May 11, 2004, reporting its earnings for the quarter and six months ended March 31, 2004.

The Company filed a report on Form 8-K (dated February 9, 2004) with the Commission on February 10, 2004, reporting its earnings for the quarter ended December 31, 2003.

The Company filed a report on Form 8-K (dated December 30, 2003) with the Commission on January 6, 2004, reporting changes in its certifying accountants.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAL SYSTEMS, INC. (Registrant)

Date: May 13, 2004	By:	/s/

Thomas L. Gough
President & Chief Operating Officer

Date: May 13, 2004	By:	/s/

Elaine M. Parfitt Executive Vice President & Chief Financial Officer