Form 10-Q
period 2004-06-30
INTEGRAL SYSTEMS INC /MD/
filed 2004-08-13
CIK 718130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

Registrant had 9,945,194 shares of common stock outstanding as of July 23, 2004.

INTEGRAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2004 and September 30, 2003

	June 30, 2004 (unaudited)	September 30, 2003
ASSETS
CURRENT ASSETS
Cash	$22,029,763	$22,526,718
Marketable Securities	28,525,660	28,188,935
Accounts Receivable, net	32,737,655	32,226,317
Notes Receivable	262,301	257,583
Prepaid Expenses	617,567	361,743
Inventory	1,562,131	973,702
Deferred Income Tax	876,585	876,585

TOTAL CURRENT ASSETS	86,611,662	85,411,583
FIXED ASSETS
Electronic Equipment	4,726,729	4,814,843
Furniture & Fixtures	810,635	776,323
Leasehold Improvements	977,944	971,965
Software Purchases	833,960	724,537

SUBTOTAL - FIXED ASSETS	7,349,268	7,287,668
Less: Accum. Depreciation	3,907,159	3,362,553

TOTAL FIXED ASSETS	3,442,109	3,925,115
OTHER ASSETS
Investment	201,000	0
Notes Receivable	333,594	430,917
Intangible Assets, net	706,243	1,419,522
Goodwill	25,744,261	25,715,264
Software Development Costs, net	4,981,295	5,754,971
Deposits, Deferred Charges, and Other	97,747	135,827

TOTAL OTHER ASSETS	32,064,140	33,456,501
TOTAL ASSETS	$122,117,911	$122,793,199

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2004 and September 30, 2003

	June 30, 2004 (unaudited)	September 30, 2003
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$5,406,174	$4,544,677
Accrued Expenses	5,235,603	12,507,716
Capital Leases Payable	34,384	32,270
Billings in Excess of Cost	5,562,455	7,009,629
Income Taxes Payable	231,256	601,978

TOTAL CURRENT LIABILITIES	16,469,872	24,696,270

LONG TERM LIABILITIES
Capital Leases Payable	34,179	60,238
Deferred Income Taxes	2,422,268	2,408,105

TOTAL LONG TERM LIABILITIES	2,456,447	2,468,343
STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value, 40,000,000 shares authorized, and 9,946,102 and 9,723,802 shares issued and outstanding at June 30, 2004 and September 30, 2003, respectively	99,461	97,238
Additional Paid-in Capital	81,174,595	77,019,957
Retained Earnings	21,907,374	18,588,185
Accumulated other comprehensive income	10,162	(76,794)

TOTAL STOCKHOLDERS’ EQUITY	103,191,592	95,628,586

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$122,117,911	$122,793,199

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Revenue	$22,632,229	$19,341,829	$65,194,551	$58,868,206
Cost of Revenue
Direct Labor	5,057,792	4,500,290	14,328,836	13,200,936
Overhead Costs	3,462,270	2,966,377	10,653,469	9,336,688
Travel and Other Direct Costs	580,638	583,681	1,801,414	1,754,722
Direct Equipment & Subcontracts	6,329,565	4,944,717	16,640,383	15,739,074

Total Cost of Revenue	15,430,265	12,995,065	43,424,102	40,031,420

Gross Margin	7,201,964	6,346,764	21,770,449	18,836,786
Selling, General & Administrative	3,273,869	3,068,584	9,359,032	8,739,236
Research & Development	960,666	759,701	2,667,158	1,868,203
Product Amortization	761,381	747,231	2,284,143	2,241,693
Intangible Asset Amortization	68,750	322,265	713,279	966,795

Income From Operations	2,137,298	1,448,983	6,746,837	5,020,859
Other Income (Expense)
Interest Income	139,611	155,619	449,020	460,243
Interest Expense	(1,585)	(2,229)	(5,730)	(7,211)
Gain on sale of marketable securities	0	27,900	21,439	36,227
Impairment of marketable securities	0	(1,364,180)	0	(1,364,180)
Miscellaneous, net	(108,434)	(35,735)	(392,397)	(273,282)

Total Other Income	29,592	(1,218,625)	72,332	(1,148,203)
Income Before Income Tax	2,166,890	230,358	6,819,169	3,872,656
Provision for Income Taxes	782,472	58,464	2,480,705	1,366,200

Net Income	$1,384,418	$171,894	$4,338,464	$2,506,456

Weighted Avg. Number of Common Shares:
Basic	9,950,330	9,717,815	9,879,034	9,709,750
Diluted	10,099,956	9,781,366	10,053,256	9,764,355
Earnings per Share (Basic)	$0.14	$0.02	$0.44	$0.26
Earnings per Share (Diluted)	$0.14	$0.02	$0.43	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2004

(Unaudited)

	Number of Shares	Common Stock At Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance September 30, 2003	9,723,802	$97,238	$77,019,957	$18,588,185	$(76,794)	$95,628,586
Net income	—	—	—	4,338,464	—	4,338,464
Unrealized Gain on Marketable Securities (net of deferred tax of $14,163)	—	—	—	—	22,153	22,153
Unrealized Loss on Foreign Currency Exchange Contracts	—	—	—	—	(29,029)	(29,029)
Effect of Currency Translation	—	—	—	—	93,832	93,832

Total Comprehensive Income				4,338,464	86,956	4,425,420
Repurchased Shares	(14,242)	(142)	(107,891)	(129,803)	—	(237,836)
Shares issued to acquire RT Logic	209,926	2,099	3,817,924	—	—	3,820,023
Stock Options Exercised	26,616	266	444,605	—	—	444,871
Declared Dividends	—	—	—	(889,472)	—	(889,472)

Balance June 30, 2004	9,946,102	$99,461	$81,174,595	$21,907,374	$10,162	$103,191,592

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended June 30, 2004 and 2003

(Unaudited)

	For the Nine Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$4,338,464	$2,506,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,269,085	4,365,955
Change in reserve for doubtful accounts	65,325	0
Gain on sale of marketable securities	(21,439)	(36,227)
Impairment of marketable securities		1,364,180
Loss on disposal of fixed assets	42,661	22,396
Changes in operating assets and liabilities, net:
Accounts receivable and other receivables	(576,663)	(2,113,520)
Prepaid expenses and deposits	(217,744)	876,918
Inventories	(625,263)	(346,199)
Accounts payable	(27,975)	(2,271,924)
Accrued expenses	(3,473,282)	(5,233)
Billings in excess of revenue	(1,447,174)	448,855
Income taxes payable, net	(370,722)	3,157,124

Total adjustments	(2,383,191)	5,462,325

Net cash provided by operating activities	1,955,273	7,968,781

Cash flows from investing activities:
Purchases of marketable securities	(649,807)	0
Sale of marketable securities	169,837	16,191,027
Issuance of Notes Receivable	0	5,212,696
Proceeds from payments on notes receivable	92,605	0
Acquisition of fixed assets	(831,318)	(1,011,682)
Software development costs	(1,510,467)	(1,719,797)
Acquisition of RT Logic, net of cash received	0	(13,413,276)

Net cash (used in) provided by investing activities	(2,729,150)	5,258,968

Cash flows from financing activities:
Proceeds from issuance of common stock	444,871	273,803
Stock repurchases	(237,836)	(6,251,644)
Note Payable	0	(802,190)
Capital lease obligation payments	(23,945)	(22,003)

Net cash provided by (used in) financing activities	183,090	(6,802,034)

Effect of currency translations	93,832	0
Net (decrease) increase in cash	(590,787)	6,425,715
Cash – beginning of year	22,526,718	16,064,363

Cash - end of period	$22,029,763	$22,490,078

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

2.	Accounts Receivable

Accounts receivable at June 30, 2004 and September 30, 2003 consist of the following:

	June 30, 2004	Sept. 30, 2003
Billed	$8,678,968	$12,816,226
Unbilled	23,922,518	19,081,023
Other	285,362	412,936
Reserve	(149,193)	(83,868)

Total	$32,737,655	$32,226,317

The Company’s accounts receivable consist of amounts due on prime contracts and subcontracts with the U.S. Government and contracts with various commercial and international organizations. Unbilled accounts receivable consist principally of amounts that are billed in the month following the incurrence of cost, amounts related to indirect cost variances on cost reimbursable type contracts or amounts related to milestones that are delivered under fixed price contracts. Substantially all unbilled receivables are expected to be billed and collected within one year.

The reserve for doubtful accounts is determined based upon management’s best estimate of potentially uncollectible accounts receivable.

In June 2004, Integral Systems filed a claim in the amount of approximately $1.8 million against the National Oceanic Atmospheric Administration (NOAA) of the U.S. Department of Commerce. The claim arose under a contract from NOAA to provide the Data Collection System Automated Processing System II (DAPS-II System). The Company recognized approximately $870,000 of unbilled revenue in accordance with SOP 81-1.

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

3.	Line of Credit

The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company’s billed and unbilled accounts receivable and contains certain customary covenants, including minimum net worth and liquidity ratios. The line expires February 28, 2006. The Company had no balance outstanding at June 30, 2004 under the line of credit.

The Company also has access to a $2.0 million equipment lease line of credit that had a balance of approximately $68,500 at June 30, 2004. The outstanding balance is payable over a 23-month period and bears interest at a rate of 8.8% per annum.

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

The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three and nine months ended June 30, 2004 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$1,384,418	$171,894	$4,338,464	$2,506,456
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	398,486	459,812	1,231,970	1,301,245
Add: Stock-based employee compensation included in net income	—	—	—	—
Pro forma net income (loss)	$985,932	$(287,918)	$3,106,494	$1,205,211
Earnings per share:
As reported - basic	$0.14	$0.02	$0.44	$0.26
- diluted	$0.14	$0.02	$0.43	$0.26
Pro forma - basic	$0.10	$(0.03)	$0.31	$0.12
- diluted	$0.10	$(0.03)	$0.31	$0.12

These pro forma amounts are not necessarily indicative of future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of the additional stock options issued in future years.

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

6.	Foreign Currency Exchange Contracts

The Company periodically uses foreign currency exchange contracts to hedge risk associated with its European long-term contracts. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” all derivative instruments must be recorded on the balance sheet as an asset or liability with any gain or loss recorded as a component of accumulated other comprehensive income until recognized in earnings. The fair value of the exchange contracts is based upon quoted market prices. If a derivative does not qualify for hedge accounting the gain or loss is recorded through earnings. For the nine month period ended June 30, 2004, the Company recorded as accumulated other comprehensive income an unrealized loss of $29,029. The Company also recorded a realized gain of $14,440 during the same period.

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

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

7.	Business Segment Information (continued)

Summarized financial information by business segment is as follows:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Nine Months Ended June 30, 2004	Nine Months Ended June 30, 2003
Revenue
Satellite ground systems	$16,026,807	$13,054,487	$45,004,162	$41,769,384
Satellite ground systems – intercompany	527,985	209,302	1,254,644	845,532
Satellite & terrestrial CSM	975,661	652,948	3,216,739	2,242,485
Satellite & terrestrial CSM - intercompany	16,804	15,000	233,296	15,753
Equip. monitoring & control	581,545	344,064	1,384,952	1,718,061
Equip. monitoring & control – intercompany	63,839	36,586	643,092	36,586
Space communication systems	5,048,216	5,290,330	15,588,698	13,138,276
Space communication systems – intercompany	1,174,342	525,337	2,005,129	1,932,082
Elimination of intercompany Sales	(1,782,970)	(786,225)	(4,136,161)	(2,829,953)

Total Revenue	$22,632,229	$19,341,829	$65,194,551	$58,868,206

Operating Income
Satellite ground systems	$631,325	$368,894	$1,657,860	$2,590,395
Satellite ground systems – intercompany	1,799	(1,569)	(1,630)	1,243
Satellite & terrestrial CSM	(325,942)	(480,899)	(550,234)	(1,316,675)
Satellite & terrestrial CSM - intercompany	(1,182)	14,690	(875)	14,690
Equip. monitoring & control	(2,504)	(294,975)	20,139	(642,469)
Equip. monitoring & control – intercompany	12,184	N/A	8,564	N/A
Space communication systems	1,834,419	1,855,963	5,619,072	4,389,608
Space communication systems– intercompany	(547)	N/A	(547)	(10)
Elimination of intercompany Operating Income	(12,254)	(13,121)	(5,512)	(15,923)

Total Operating Income	$2,137,298	$1,448,983	$6,746,837	$5,020,859

Total Assets
Satellite ground systems			$85,181,538	$76,434,848
Satellite & terrestrial CSM			3,579,416	3,962,446
Equip. monitoring & control			3,548,013	4,093,966
Space communication systems			44,195,343	35,309,345
Elimination of intercompany accounts receivable			(14,386,399)	(9,622,172)

Total Assets			$122,117,911	$110,178,433

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Results of Operations

The components of the Company’s income statement as a percentage of revenue are depicted in the following table for the three months ended June 30, 2004 and June 30, 2003:

	Three Months Ended June 30,
	2004	% of Revenue	2003	% of Revenue
	(in thousands)		(in thousands)
Revenue	$22,632	100.0	$19,342	100.0
Cost of Revenue	15,430	68.2	12,995	67.2

Gross Margin	7,202	31.8	6,347	32.8
Operating Expenses
Selling, General & Admin. (SG&A)	3,274	14.5	3,068	15.9
Research and Development	961	4.2	760	3.9
Product Amortization	761	3.4	747	3.8
Amortization-Intangible Assets	69	0.3	323	1.7

Income from Operations	2,137	9.4	1,449	7.5
Impairment of Marketable Securities	0	0.0	(1,364)	(7.0)
Other Income (Expense) (net)	30	0.2	145	0.7

Income Before Income Taxes	2,167	9.6	230	1.2
Income Taxes	783	3.5	58	0.3

Net Income	$1,384	6.1	$172	0.9

Revenue

The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts that are funded by the U.S. Government as well as commercial and international organizations.

For the three months ended June 30, 2004 and 2003, the Company’s revenues were generated from the following sources:

	Three Months Ended June 30,
Revenue Type	2004	2003
Government Revenue
NOAA	15%	20%
Air Force	56	51
Other U.S. Government Users	6	7

Subtotal	77	78
Commercial Revenue	23	22

Total	100%	100%

On a consolidated basis, revenue increased 17.0%, or $3.3 million, to $22.6 million for the three months ended June 30, 2004, from $19.3 million for the three months ended June 30, 2003. Revenue for the three-month periods ended June 30, 2004 and 2003 for each of the Company’s segments is shown in the following table:

Segment	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Increase/ (Decrease)
	(in thousands)	(in thousands)	(in thousands)
Revenue
Satellite Ground Systems (Integral)	$16,555	$13,264	$3,291
Satellite & Terrestrial CSM (SAT)	992	668	324
Equip. Monitoring & Control (Newpoint)	645	381	264
Space Communication Systems (RT Logic)	6,223	5,815	408
Elimination	(1,783)	(786)	(997)

Total Revenue	$22,632	$19,342	$3,290

Revenue increases in the Company’s Satellite Ground Systems segment primarily pertain to increased sales volume as a result of the Company’s awards with the U.S. Air Force (specifically the CCS-C and SCNC contracts). The Company also recorded approximately $220,000 of revenue during the three months ended June 30, 2004 from this segment’s Antenna division established in May 2003. There were no such revenues recorded during the corresponding three-month period last fiscal year.

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

During the three months ended June 30, 2004, cost of revenue increased by 18.7%, or $2.4 million, compared to the same period during the prior year, increasing from $13.0 million during the three months ended June 30, 2003 to $15.4 million during the three months ended June 30, 2004. Gross margin increased from $6.3 million to $7.2 million, an increase of $900,000, or 13.5%, during the periods being compared. Cost of revenue and gross margin for the three months ended June 30, 2004 and 2003 for each of the Company’s segments are shown in the following table:

Segment	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Increase/ (Decrease)
	(in thousands)	(in thousands)	(in thousands)
Cost of Revenue
Satellite Ground Systems (Integral)	$13,201	$10,426	$2,775
Satellite & Terrestrial CSM (SAT)	541	367	174
Equip. Monitoring & Control (Newpoint)	264	310	(46)
Space Communication Systems (RT Logic)	3,179	2,645	534
Elimination	(1,755)	(753)	(1,002)

Total Cost of Revenue	$15,430	$12,995	$2,435

Gross Margin
Satellite Ground Systems (Integral)	$3,354	$2,838	$516
Satellite & Terrestrial CSM (SAT)	451	301	150
Equip. Monitoring & Control (Newpoint)	381	71	310
Space Communication Systems (RT Logic)	3,044	3,170	(126)
Elimination	(28)	(33)	5

Total Gross Margin	$7,202	$6,347	$855

The higher gross margin for the Company’s Satellite Ground Systems segment is primarily attributable to revenue growth on the Company’s Air Force contracts described above. Gross margin for the segment would have been greater were it not for certain cost overruns in the segment’s Antenna Division established May 2003. Several fixed price contracts in this division were under-priced and under-bid, especially with respect to direct material and equipment costs. Further, the direct labor costs required to complete these contracts were underestimated in prior quarters. Consequently, this division recorded approximately $690,000 of cost of revenue against revenue of only $220,000 during the current quarter. As a result, the Company has recently made additional management changes in this business area and is exploring strategic options for this operation for the future.

As a result of the above, gross margin as a percentage of revenue for the Satellite Ground Systems segment decreased from 21.4% to 20.3%.

The increases in gross margin at SAT and Newpoint relate to a combination of increased revenue coupled with the effect of cost-cutting measures implemented at the end of fiscal year 2003.

RT Logic experienced a decrease in gross margin dollars and its gross margin percentage (which declined from 54.5% in the three months ended June 30, 2003 to 48.9% during the quarter ended June 30, 2004). The decline in both absolute dollars and gross margin percentage is due to a heavier mix of time and materials and cost plus revenue earned in the current quarter compared to the revenue earned in the prior year’s third quarter, which included a much greater proportion of more profitable fixed price contracts.

Operating Expenses

Operating Expenses for the three months ended June 30, 2004 and 2003 for each of the Company’s segments are shown in the following table:

Segment	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Increase/ (Decrease)
	(in thousands)	(in thousands)	(in thousands)
Operating Expenses
Satellite Ground Systems (Integral)
SG&A	$2,019	$1,831	$188
R&D	92	43	49
Amortization	610	597	13

Total Satellite Ground Systems (Integral)	2,721	2,471	250

Satellite & Terrestrial CSM (SAT)
SG&A	376	295	81
R&D	251	321	(70)
Amortization	151	151	0

Total Satellite & Terrestrial CSM (SAT)	778	767	11

Equip. Monitoring & Control (Newpoint)
SG&A	298	334	(36)
R&D	42	0	42
Amortization	31	31	0

Total Equip. Monitoring & Control (Newpoint)	371	365	6

Space Communication Systems (RT Logic)
SG&A	596	629	(33)
R&D	577	394	183
Amortization	37	291	(254)

Total Space Communication Systems (RT Logic)	1,210	1,314	(104)

Elimination	(15)	(19)	4

Total Operating Expenses	$5,065	$4,898	$167

In the Company’s Satellite Ground Systems segment, SG&A expenses increased by approximately $190,000 during the periods being compared. The increase principally pertains to increased management, marketing and proposal costs relating to new Air Force opportunities and the Company’s new SKYLIGHT product. R&D expenses for the three months ended June 30, 2004 primarily relate to SKYLIGHT and U.S. Air Force efforts. Product amortization increased nominally during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 due to higher capitalized development costs related to the Company’s EPOCH product line.

At SAT, current period SG&A expenses are approximately $80,000 higher relative to last fiscal year’s third quarter SG&A expenses. This increase primarily relates to the recovery of a bad debt recorded in the third quarter of last fiscal year that did not recur during the current three-month period. R&D spending decreased approximately $70,000 between the periods being compared due to reductions in staff implemented late last fiscal year.

Newpoint’s current period SG&A expenses are approximately $35,000 lower relative to last fiscal year’s third quarter SG&A expenses while R&D spending increased approximately $40,000 (from zero last fiscal year) due to new product undertakings at this segment.

RT Logic’s current period SG&A expenses were down 5% compared to last fiscal year’s third quarter SG&A expenses while R&D spending increased approximately $185,000 due to new product undertakings at this segment. R&D spending at RT Logic is consistent with the current year’s plan. Amortization expense decreased approximately $255,000 resulting from certain intangible assets being fully amortized at June 30, 2004.

The current and prior period amortization expenses for both Newpoint and RT Logic relate to the amortization of intangible assets that were acquired at the time of each company’s acquisition by the Company.

Income from Operations

Income from Operations for the three months ended June 30, 2004 and 2003 for each of the Company’s segments is shown in the following table:

Segment	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Increase/ (Decrease)
	(in thousands)	(in thousands)	(in thousands)
Income from Operations
Satellite Ground Systems (Integral)	$633	$367	$266
Satellite & Terrestrial CSM (SAT)	(327)	(466)	139
Equip. Monitoring & Control (Newpoint)	10	(294)	304
Space Communication Systems (RT Logic)	1,834	1,856	(22)
Elimination	(13)	(14)	1

Total Income from Operations	$2,137	$1,449	$688

Income from operations during the periods compared increased by almost $270,000 in the Company’s Satellite Ground Systems segment as a result of increased gross margins described above partially offset by increased operating expenses. Quarterly operating income for the segment for the current period would have been greater by approximately $550,000 were it not for operating losses posted by the segment’s Antenna Division.

Although SAT’s operating results improved on a quarter-to-quarter comparison, the Company had in fact expected considerably better results. Reduced profit percentages on three contracts coupled with certain one time legal and office relocation expenses contributed to the current period operating loss.

Newpoint posted a modest operating profit for the current quarter compared to operating losses for the quarter ended June 30, 2003, resulting from increased revenue and the effects of prior period cost cutting measures.

RT Logic recorded decreased income from operations principally due to gross margin declines and R&D spending increases described above partially offset by reduced current period amortization expenses.

Other Income/Expense/Impairment of Marketable Securities

During the three months ended June 30, 2003, the Company recorded a charge of approximately $1.36 million related to the permanent impairment of certain marketable equity securities. No such impairment occurred during the current three-month period.

The changes in other income and expense between the quarters being compared are considered immaterial.

Income Before Income Taxes/Net Income

Income before income taxes increased to $2.2 million from $230,000 between the two periods being compared principally due to the increases in income from operations and the lack of impairment charges related to marketable equity securities in the current period.

As a result of the above, net income increased to approximately $1.4 million during the three months ended June 30, 2004 from $170,000 during the three months ended June 30, 2003.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003

Results of Operations

The components of the Company’s income statement as a percentage of revenue are depicted in the following table for the nine months ended June 30, 2004 and June 30, 2003:

	Nine Months Ended June 30,
	2004	% of Revenue	2003	% of Revenue
	(in thousands)		(in thousands)
Revenue	$65,195	100.0	$58,868	100.0
Cost of Revenue	43,424	66.6	40,031	68.0

Gross Margin	21,771	33.4	18,837	32.0
Operating Expenses
Selling, General & Admin. (SG&A)	9,359	14.4	8,739	14.9
Research and Development	2,668	4.1	1,868	3.2
Product Amortization	2,284	3.5	2,242	3.8
Amortization-Intangible Assets	713	1.1	967	1.6

Income from Operations	6,747	10.3	5,021	8.5
Impairment of Marketable Securities	0	0.0	(1,364)	(2.3)
Other Income (Expense) (net)	72	0.2	216	0.4

Income Before Income Taxes	6,819	10.5	3,873	6.6
Income Taxes	2,481	3.8	1,367	2.3

Net Income	$4,338	6.7	$2,506	4.3

Revenue

For the nine months ended June 30, 2004 and 2003, the Company’s revenues were generated from the following sources:

	Nine Months Ended June 30,
Revenue Type	2004	2003
Government Revenue
NOAA	16	20
Air Force	54	49
Other U.S. Government Users	6	7

Subtotal	76	76
Commercial Revenue	24	24

Total	100%	100%

On a consolidated basis, revenue increased 10.7%, or $6.3 million, to $65.2 million for the nine months ended June 30, 2004, from $58.9 million for the nine months ended June 30, 2003. Revenue for the nine-month periods ending June 30, 2004 and 2003 for each of the Company’s segments is shown in the following table:

Segment	Nine Months Ended June 30, 2004	Nine Months Ended June 30, 2003	Increase/ (Decrease)
	(in thousands)	(in thousands)	(in thousands)
Revenue
Satellite Ground Systems (Integral)	$46,259	$42,615	$3,644
Satellite & Terrestrial CSM (SAT)	3,450	2,258	1,192
Equip. Monitoring & Control (Newpoint)	2,028	1,755	273
Space Communication Systems (RT Logic)	17,594	15,070	2,524
Elimination	(4,136)	(2,830)	(1,306)

Total Revenue	$65,195	$58,868	$6,327

Revenue increases in the Company’s Satellite Ground Systems segment primarily pertain to increased sales volume as a result of the Company’s awards with the U.S. Air Force (specifically the CCS-C and SCNC contracts.) The Company also recorded approximately $1.4 million of revenue during the nine months ended June 30, 2004 from this segment’s Antenna division established May 2003. There were no such revenues recorded during the corresponding nine-month period last fiscal year.

Revenue increases for SAT, Newpoint and RT Logic resulted from increased order bookings and increased product shipments to customers.

Cost of Revenue/Gross Margin

During the nine months ended June 30, 2004, cost of revenue increased by 8.5%, or $3.4 million, compared to the same period during the prior year, increasing from $40.0 million during the nine months ended June 30, 2003 to $43.4 million during the nine months ended June 30, 2004. Gross margin increased from $18.8 million to $21.8 million, an increase of $3.0 million, or 15.6%, during the periods being compared. Cost of revenue and gross margin for the nine months ended June 30, 2004 and 2003 for each of the Company’s segments are shown in the following table:

Segment	Nine Months Ended June 30, 2004	Nine Months Ended June 30, 2003	Increase/ (Decrease)
	(in thousands)	(in thousands)	(in thousands)
Cost of Revenue
Satellite Ground Systems (Integral)	$36,580	$33,090	$3,490
Satellite & Terrestrial CSM (SAT)	2,053	1,249	804
Equip. Monitoring & Control (Newpoint)	873	1,381	(508)
Space Communication Systems (RT Logic)	8,004	7,079	925
Elimination	(4,086)	(2,768)	(1,318)

Total Cost of Revenue	$43,424	$40,031	$3,393

Gross Margin
Satellite Ground Systems (Integral)	$9,679	$9,525	$154
Satellite & Terrestrial CSM (SAT)	1,397	1,009	388
Equip. Monitoring & Control (Newpoint)	1,155	374	781
Space Communication Systems (RT Logic)	9,590	7,991	1,599
Elimination	(50)	(62)	12

Total Gross Margin	$21,771	$18,837	$2,934

The higher gross margin for the Company’s Satellite Ground Systems segment is primarily attributable to revenue growth on the Company’s Air Force contracts described above. Gross margin for the segment would have been even greater were it not for overruns in the segment’s newly established Antenna Division. Several fixed price contracts in this division were originally under-priced and under-bid, especially with respect to direct material and equipment costs. Consequently, this division recorded approximately $2.1 million of cost of revenue against revenue of only $1.4 million during the current nine-month period. As a result of the above, gross margin as a percentage of revenue for the Satellite Ground Systems segment decreased from 22.4% to 20.9%.

The increases in gross margin at SAT and Newpoint relate to a combination of increased revenue coupled with the effect of cost-cutting measures implemented at the end of fiscal year 2003.

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

Significant research and development investments at RT Logic over the past several years have driven increased productivity through deployment of a common product architecture. In addition, by leveraging an efficient and consistent hardware and software architecture across multiple business areas, RT Logic has realized increased economies of scale in the application of this new architecture.

Operating Expenses

Operating Expenses for the nine months ended June 30, 2004 and 2003 for each of the Company’s segments are depicted in the following table:

Segment	Nine Months Ended June 30, 2004	Nine Months Ended June 30, 2003	Increase/ (Decrease)
	(in thousands)	(in thousands)	(in thousands)
Operating Expenses
Satellite Ground Systems (Integral)
SG&A	$5,979	$5,032	$947
R&D	212	111	101
Amortization	1,832	1,790	42

Total Satellite Ground Systems (Integral)	8,023	6,933	1,090

Satellite & Terrestrial CSM (SAT)
SG&A	846	922	(76)
R&D	650	937	(287)
Amortization	452	452	0

Total Satellite & Terrestrial CSM (SAT)	1,948	2,311	(363)

Equip. Monitoring & Control (Newpoint)
SG&A	858	922	(64)
R&D	174	0	174
Amortization	94	94	0

Total Equip. Monitoring & Control (Newpoint)	1,126	1,016	110

Space Communication Systems (RT Logic)
SG&A	1,721	1,909	(188)
R&D	1,631	819	812
Amortization	619	873	(254)

Total Space Communication Systems (RT Logic)	3,971	3,601	370

Elimination	(44)	(45)	1

Total Operating Expenses	$15,024	$13,816	$1,208

In the Company’s Satellite Ground Systems segment, SG&A expenses increased during the two periods being compared by approximately $950,000. The increase principally pertains to increased management, marketing and proposal costs relating to new Air Force opportunities and the Company’s new SKYLIGHT product. As a percentage of revenue, SG&A for this segment represented 12.9% of revenue in the current period compared to 11.8% of revenue during the nine months ended June 30, 2003. R&D expenses for the nine months ended June 30, 2004 primarily relate to SKYLIGHT and U.S. Air Force efforts. Product amortization has increased by approximately $40,000 due to higher capitalized development costs related to the Company’s EPOCH product line.

At SAT, period-to-period SG&A costs are down approximately $75,000 due to cost reductions implemented at the end of last fiscal year while R&D expenses have decreased almost $290,000 resulting from the application of the engineering staff to direct contracts as opposed to R&D activities. Product amortization was approximately $450,000 for both periods being compared.

Newpoint’s current period SG&A expenses are more than $60,000 lower relative to last fiscal year’s nine-month SG&A expenses due to cost reductions implemented at the end of last fiscal year, while R&D spending increased approximately $175,000 (from zero last fiscal year) due to new product undertakings at this segment.

RT Logic’s current period SG&A expenses are approximately $190,000 lower than last fiscal year’s nine-month SG&A totals while R&D spending increased approximately $810,000 due to new product undertakings at this segment. R&D spending at RT Logic is consistent with the current year’s plan. Amortization expense decreased approximately $255,000 resulting from certain intangible assets being fully amortized at June 30, 2004.

The current period amortization expenses for both Newpoint and RT Logic relate to the amortization of intangible assets that were acquired at the time of each company’s acquisition by the Company.

Income from Operations

Income from Operations for the nine months ended June 30, 2004 and 2003 for each of the Company’s segments is shown in the following table:

Segment	Nine Months Ended June 30, 2004	Nine Months Ended June 30, 2003	Increase/ (Decrease)
	(in thousands)	(in thousands)	(in thousands)
Income from Operations
Satellite Ground Systems (Integral)	$1,656	$2,592	$(936)
Satellite & Terrestrial CSM (SAT)	(551)	(1,302)	751
Equip. Monitoring & Control (Newpoint)	29	(642)	671
Space Communication Systems (RT Logic)	5,619	4,390	1,229
Elimination	(6)	(17)	11

Income from Operations	$6,747	$5,021	$1,726

Income from operations during the periods compared decreased by approximately $940,000 in the Company’s Satellite Ground Systems segment principally as a result of increased operating expenses described above. Nine-month operating income for the segment would have been greater by approximately $1.0 million were it not for operating losses posted by the segment’s Antenna Division.

SAT’s operating loss was considerably reduced for the two periods being compared as this segment posted higher revenues and reduced current period operating expenses.

Newpoint posted a modest operating profit (i.e. approximately $30,000) for the current nine month period compared to operating losses of approximately $640,000 for the nine months ended June 30, 2003, resulting from increased revenues coupled with higher gross margins that were the result of prior period cost cutting measures.

RT Logic increased income from operations by approximately 28% over the first nine months of last fiscal year as a result of higher gross margins as described above, somewhat offset by increased R&D spending. Since its acquisition by the Company in October of 2002, RT Logic has cumulatively contributed in excess of $13.0 million of operating income over seven fiscal quarters.

Other Income/Expense/Impairment of Marketable Securities

During the nine months ended June 30, 2003, the Company recorded a charge of approximately $1.36 million related to the permanent impairment of certain marketable equity securities. No such impairment occurred during the current nine-month period.

The changes in other income and expense between the periods being compared are considered immaterial.

Income Before Income Taxes/Net Income

Income before income taxes increased by approximately $2.9 million to $6.8 million from $3.9 million between the two periods being compared principally due to the increases in income from operations and the avoidance of impairment charges related to marketable equity securities.

As a result of the above, net income increased to approximately $4.3 million during the nine months ended June 30, 2004 from approximately $2.5 million during the nine months ended June 30, 2003.

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

As disclosed in its Form 10-K for the fiscal year ending September 30, 2003, the Company was anticipating growth in revenue, operating income, net income, and fully diluted earnings per common share for fiscal year 2004 in its entirety of approximately 10%, 20%, 35%, and 35%, respectively over fiscal year 2003 levels. Although operating income, net income and fully diluted earnings per common share were all somewhat less than the Company’s internal plan for the nine months ended June 30, 2004, the Company believes that it is still generally on target to meet these previously announced goals for fiscal year 2004 in its entirety.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company’s inception in 1982, it has been profitable on an annual basis and has generally financed its working capital needs through internally generated funds, supplemented by borrowings under the Company’s general line of credit facility with a commercial bank and the proceeds from the Company’s initial public offering in 1988. In June 1999, the Company supplemented its working capital position by raising approximately $19.7 million (net) through the private placement of approximately 1.2 million shares of its common stock. In February 2000, the Company raised an additional $40.9 million (net) for use in connection with potential acquisitions and other general corporate purposes through the private placement of 1.4 million additional shares of its common stock. With respect to the capital raised in the private placements, at June 30, 2004, $18.4 million was invested in variable rate State of Maryland debt securities, $10.0 million was invested in Banc of America Preferred Funding Corporation “Dividends Received Eligible Auction Market” preferred stock (“DREAMS”), and $40,000 was invested in common stock of independent third-party companies.

For the nine months ended June 30, 2004, operating activities provided the Company approximately $2.0 million of cash and we used approximately $2.7 million in investing activities. Included in the $2.7 million of investing activities is approximately $1.5 million in newly capitalized software development costs and $830,000 used for the purchase of fixed assets.

The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company’s billed and unbilled accounts receivable and contains certain customary covenants, including minimum net worth and liquidity ratios. The line expires February 28, 2006. The Company had no balance outstanding at June 30, 2004 under the line of credit.

The Company’s Board of Directors declared a cash dividend of $.03 per share to all stockholders of record as of close of business on June 2, 2004. The dividend was paid on June 29, 2004 in the amount of $298,810. In addition, the Company’s Board of Directors declared a cash dividend of $.03 per share to all stockholders of record as of close of business on September 1, 2004. The dividend will be paid on or about September 28, 2004.

The Company also has access to a $2.0 million equipment lease line of credit that had a balance of approximately $68,500 at June 30, 2004. The outstanding balance is payable over a 23-month period and bears interest at a rate of 8.8% per annum.

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

The Company believes that inflation did not have a material impact on the Company’s revenues or income from operations during the nine months ended June 30, 2004 or in past fiscal years.

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

FORWARD LOOKING STATEMENTS

Certain of the statements contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, in other parts of this 10-Q, and in this section, including those under the headings “Outlook” and “Liquidity and Capital Resources,” are forward looking. In addition, from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “believe”, “expect”, “anticipate”, “estimate”, “continue”, or other similar words, including statements as to the intent, belief, or current expectations of the Company and its directors, officers, and management with respect to the Company’s future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. While the Company believes that these statements are and will be accurate, a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s statements. The Company’s business is dependent upon general economic conditions and upon various conditions specific to its industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may effect the Company’s business, other than those described elsewhere herein or in our other filings with the Securities and Exchange Commission (the “SEC” or the “Commission”), include the following:

•	A substantial portion of the Company’s revenue is derived from contracts or subcontracts funded by the U.S. Government, which are subject to termination without cause, government regulations and audits, competitive bidding, and the budget and funding process of the U.S. Government.

•	The presence of competitors with greater financial resources and their strategic response to the Company’s new services.

•	The potential obsolescence of the Company’s services due to the introduction of new technologies.

•	The response of customers to the Company’s marketing strategies and services.

•	The Company’s commercial contracts are subject to strict performance and other requirements.

•	The intense competition in the satellite ground system industry could harm the Company’s financial performance.

•	Risks related to the Company’s acquisition strategy.

•	Changes in activity levels in the Company’s core markets.

•	The Company may not be able to effectively manage any continued growth.

•	The business is subject to risks associated with international transactions.

•	The Company depends upon intellectual property rights and risks having its rights infringed.

•	The estimated backlog is not necessarily indicative of revenues that will actually be realized under the Company’s contracts.

•	The Company’s quarterly operating results may vary significantly from quarter to quarter.

•	The market price of the Company’s common stock may be volatile.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While the Company currently does not have significant European operations, our customer base is expanding outside the U.S. and therefore certain contracts now and in the future will likely be denominated in currencies other than the U.S. dollar. As a result, the Company’s financial results could be affected by factors such as foreign currency exchange rates for contracts denominated in currencies other than the U.S. dollar. To mitigate the effect of changes in foreign currency exchange rates, the Company may hedge this risk by entering into forward foreign currency contracts. As of June 30, 2004, virtually all of our contracts are denominated in U.S. dollars. Three contracts were denominated in Euros that were hedged. As we enter into new foreign currency based contracts in the future, we may employ similar hedging contracts. The change in fair value of our hedge at June 30, 2004 reflected an unrealized loss of $29,029

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(c)	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2004	—	—	341,171	591,587
May 1 to May 31, 2004	6,500	$16.56	347,671	585,087
June 1 to June 30, 2004	3,092	$15.79	350,763	581,995

(1)	On September 23, 2002, the Company announced a plan to repurchase up to 932,758 shares of its common stock. The stock repurchase program will be transacted over an indefinite period of time and purchases will be made as management and the Board of Directors deem prudent.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on April 14, 2004. The following matter was voted on by stockholders, and received the votes indicated:

The stockholders elected the following individuals to the Board of Directors:

Director	For	Withheld
Steven R. Chamberlain	7,519,794	1,286,047
Thomas L. Gough	7,501,725	1,304,116
Bonnie K. Wachtel	8,441,314	364,527
Dominic Laiti	8,437,314	368,527
R. Doss McComas	8,437,414	368,427

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

3.1	Articles of Restatement of the Company (Incorporated by reference to the Registration Statement on Form S-3 (File No. 333-82499) filed with the Commission on July 8, 1999).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2000 filed with the Commission on December 21, 2000).

11.1	Computation of Per Share Earnings.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

The Company filed a report on Form 8-K (dated August 9, 2004) with the Commission on August 10, 2004, reporting its earnings for the quarter and nine months ended June 30, 2004.

The Company filed a report on Form 8-K (dated May 10, 2004) with the Commission on May 11, 2004, reporting its earnings for the quarter and six months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAL SYSTEMS, INC.
(Registrant)

Date: August 12, 2004	By:	/s/ THOMAS L. GOUGH
Thomas L. Gough
President & Chief Operating Officer

Date: August 12, 2004	By:	/s/ ELAINE M. PARFITT
Elaine M. Parfitt
Executive Vice President &
Chief Financial Officer