Form 10-Q/A
period 2003-12-31
INTEGRAL SYSTEMS INC /MD/
filed 2004-08-19
CIK 718130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

AMENDMENT 1

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

EXPLANATORY NOTE

Integral Systems, Inc. hereby amends its Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 for the sole purpose of adding conforming signatures on the signature page of this Form 10-Q. No other changes have been made. In connection with the filing of this amendment and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including certain currently dated certifications. This amendment continues to speak as of the date of the original filing of the Form 10-Q and the Company has not updated the disclosure in this amendment to speak to any later date.

INTEGRAL SYSTEMS, INC.

EXPLANATORY NOTE

Integral Systems, Inc. hereby amends the Signature Page and Exhibits 31 and 32 of its Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 for the sole purpose of conforming signature lines. No other changes have been made.

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

INTEGRAL SYSTEMS, INC.
(Registrant)

Date:	August 19, 2004	By:	/s/ THOMAS L. GOUGH
Thomas L. Gough
President & Chief Operating Officer

Date:	August 19, 2004	By:	/s/ ELAINE M. PARFITT
Elaine M. Parfitt
Executive Vice President & Chief Financial Officer

22