Form 10-Q/A
period 2004-03-31
INTEGRAL SYSTEMS INC /MD/
filed 2004-08-19
CIK 718130

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

EXPLANATORY NOTE

Integral Systems, Inc. hereby amends its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 for the sole purpose of adding conforming signatures on the signature pages of this Form 10-Q. No other changes have been made. In connection with the filing of this amendment and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including certain currently dated certifications. This amendment continues to speak as of the date of the original filing of the Form 10-Q and the Company has not updated the disclosure in this amendment to speak to any later date.

INTEGRAL SYSTEMS, INC.

EXPLANATORY NOTE

Integral Systems, Inc. hereby amends the Signature Page and Exhibits 10, 31 and 32 of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 for the sole purpose of conforming signature lines. No other changes have been made.

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

(f) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2004	—	—	336,521	596,237
February 1 to February 29, 2004	—	—	336,521	596,237
March 1 to March 31, 2004	4,650	$17.50	341,171	591,587

(1)	On September 23, 2002, the Company announced a plan to repurchase up to 932,758 shares of its common stock. The stock repurchase program will be transacted over an indefinite period of time and purchases will be made as management and the Board of Directors deem prudent.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

3.1	Articles of Restatement of the Company (Incorporated by reference to the Registration Statement on Form S-3 (File No. 333-82499) filed with the Commission on July 8, 1999).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2000 filed with the Commission on December 21, 2000).

10.1	Line of Credit Extension to Revolving Line of Credit Loan Agreement and Security Agreement, dated August 31, 2001, by and between Integral Systems, Inc. and Bank of America, N.A.*

11.1	Computation of Per Share Earnings.*

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

b.	Reports on Form 8-K

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