Form 10-K
period 2004-09-30
INTEGRAL SYSTEMS INC /MD/
filed 2004-12-10
CIK 718130

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

or

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

Registrant’s telephone number, including area code: (301) 731-4233

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

As of the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock of the Registrant (based upon the average bid and asked prices of the Common Stock as reported by the market makers) held by non-affiliates of the Registrant was $175,942,545.

As of November 11, 2004, 9,977,844 shares of the Common Stock of the Registrant were outstanding.

INDEX

PART I

i

INDEX (CONTINUED)

ii

PART I

ITEM 1.	BUSINESS

Company Overview

Integral Systems, Inc. (the “Company”) builds satellite ground systems and equipment for command and control, integration and test, data processing, and simulation. Since its inception in 1982, the Company has provided ground systems for over 190 different satellite missions for communications, science, meteorology, and earth resource applications. The Company has an established domestic and international customer base that includes government and commercial satellite operators, spacecraft and payload manufacturers and aerospace systems integrators.

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

Through its wholly owned subsidiaries, SAT Corporation (“SAT”) and Newpoint Technologies Inc. (“Newpoint”), the Company offers complementary ground system components and systems. This includes turnkey systems, hardware and software for satellite and terrestrial communications signal monitoring, network and ground equipment monitoring and control and satellite data processing. See Footnote 2 of the Notes to the Consolidated Financial Statements included elsewhere herein for more information regarding the acquisition of Newpoint.

In March 2001, the Company formed a wholly owned subsidiary, ISI Europe, with headquarters in Toulouse, France. ISI Europe serves as the focal point for the support of all of Integral’s European business.

Through its wholly owned subsidiary, Real Time Logic, Inc. (“RT Logic”), the Company designs and builds satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories and range facilities. See Footnote 2 of the Notes to the Consolidated Financial Statements included elsewhere herein for more information regarding the acquisition of RT Logic.

In July 2003, the Company acquired the intellectual property rights, inventory, and certain other assets of the former Jackson & Tull Satellite Ground Systems division. The acquisition was an extension of the satellite ground systems business segment and enabled the Company to be a “turnkey” provider of full motion antennas and radio frequency (“RF”) systems used for tracking low earth orbiting satellites and launch vehicles as well as aeronautical telemetry range operations. Effective November 1, 2004, the Company disposed of the intellectual property rights, inventory and certain other assets of its Antenna Systems Division. See Footnote 2 of the Notes to the Consolidated Financial Statements included elsewhere herein for more information.

Integral Systems, Inc. is a Maryland corporation, ISO 9000 certified, and was incorporated in 1982.

Industry Background

The space industry can be broken down into the following industry sectors: infrastructure, surveillance/data collection, communications, emerging applications and support services. Both government and commercial investments fund each of these sectors. Space infrastructure encompasses the development, manufacture, and procurement of hardware and related systems for both space assets (i.e., satellites and payloads) and ground assets (i.e., satellite ground systems). The Company’s business is focused in the ground system component of the infrastructure sector. The U.S. Government makes up the majority of the surveillance/data collection sector of the space industry, making extensive use of satellites to support military operations. The communications sector of the space industry includes revenue generated by satellite systems for commercial telecommunications services and government and military communications. Satellite technology has become critical to supporting many aspects of telecommunications infrastructure, including long-distance telephone, personal communications systems, and private networks. The emerging applications sector of the space industry includes space technologies utilized for new applications such as global positioning systems and remote sensing. Support services for the space industry include technical support, engineering, finance and consulting, which facilitate growth in space-related markets.

The Company estimates that the current worldwide command and control market represents approximately $5 billion in annual revenues. However, the Company also believes that the increasing acceptance of COTS products will lead to substantial price reductions and a subsequent decrease in the size of this market. The Company believes that its COTS software products leave it well positioned to capitalize on this market trend, resulting in an increase in both its revenues and market share.

The Company Solution

The Company offers satellite ground systems products, systems, and services that provide low-cost, efficient and flexible satellite operations systems. The principal characteristics of the Company’s approach are as follows:

Advanced Architecture. Unlike the traditional host-based approach, the Company’s ground systems are fully distributed, consisting of a set of workstations and front-end equipment all communicating via a local area network (“LAN”) backbone. Any software function can be performed on any workstation, eliminating the host computer bottleneck and allowing the processing and network loading to be fine-tuned by reallocation of logical processes to physical hardware. This approach also provides more reliable operations by eliminating single points of failure. The Company’s ground systems equipment is designed to be programmable, allowing a core set of hardware devices to be easily tailored to specific customer functions.

Depth of Functionality. The Company’s core product line, EPOCH IPS (Integrated Product Suite), supports satellite operations through a suite of integrated software products. This includes products for real-time satellite control and monitoring, off-line data trending, orbit analysis and database configuration. The Company’s real-time products perform daily and routine satellite operations, including commanding, telemetry processing and fault detection and correction. The trending package supports sustaining engineering functions, including trending and statistical analysis of data archived by the real-time system. The orbit analysis package performs orbit determination and prediction functions to monitor and control the position of a satellite in space. The database package tailors the performance of the other three packages, which are general in scope, to the specific requirements of each satellite mission. The database package defines the telemetry and command characteristics and the desired orbital elements and tolerances for each satellite.

Mixed Fleet Operations. The Company’s products are compatible with most of the world’s major manufacturer’s satellite models. This enables the company to provide a single product solution to operators who own fleets of mixed satellite models. Where previously, these operators would have several different types of ground systems for their fleet, a single, expandable system from the Company will operate the entire fleet. This reduces the end user’s costs for procurement, training, support and spare parts. It also reduces the end user’s incremental costs to add a new satellite to the fleet and provides a safer operations environment due to reduced complexity associated with a single solution.

Flexibility/Adaptability. A critical element to achieving initial operator acceptance of a new system and facilitating rapid implementation is the ability of the Company’s software to serve the needs of particular satellite systems. All of the Company’s software is database driven, allowing it to support satellite design changes or different series of satellites, without modifying the underlying software. Similarly, the software also supports a wide range of COTS antenna, RF and baseband equipment (including the Company’s own products), allowing the total system to be delivered in the most efficient configuration for each mission. The Company’s ground systems equipment products consolidate a number of functions and are both scalable and programmable to support a wide range of requirements. Finally, the software is supported on the most widely used computer platforms, including Sun Solaris, IBM AIX, and Windows 2000/XP.

Superior Price/Performance. The Company seeks to achieve superior price/performance by providing comprehensive solutions within the budgetary needs of its customers. The Company believes that its COTS software products provide advanced yet cost-effective solutions for satellite ground systems and operators. These COTS software products eliminate the need for expensive development services, thereby substantially reducing the overall cost of a ground system. The Company’s database-driven software allows satellites to be added over time, which permits the initial system acquisition costs to be amortized over years of operations. The Company believes its products exceed industry expectations in functionality, technical sophistication and ease of use.

Company Strategy

The Company is currently a leading provider of satellite command and control systems, providing systems for a wide variety of satellites. The Company intends to extend its leadership and to expand its market share in world command and control solutions for users of all satellite types. Primary elements of the Company’s strategy include:

Technological Leadership. The Company intends to continue to commit substantial resources to further develop the next generation of its off-the-shelf software and programmable hardware products upon which all its delivered systems are built. In addition, because the satellite infrastructure industry is increasingly requiring compliance standards, the Company intends to adhere to existing and future industry standards and participate in the further development of such standards.

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

Sales, Support, Service and Marketing Organizations. The Company currently sells and supports its software and systems through direct sales to satellite operators and systems integrators in North America, Europe and Asia. From its headquarters in Lanham, MD, the company performs worldwide marketing, sales and services, including its direct marketing efforts with U.S. Government organizations to capitalize on the growing acceptance of COTS solutions in the government sphere. The Company’s Colorado Springs office serves as the focal point for the Company’s support of its services, products and operations provided to the U.S. Air Force. Through its wholly owned European subsidiary, Integral Systems Europe S.A.S. (“ISI Europe”) headquartered in Toulouse, France, the Company provides sales, marketing, support and engineering services to the European market.

Professional Services Capabilities. The Company believes that providing comprehensive services and a high level of customer support is critical to its ability to maintain its leading position in command and control systems and to expand into new markets. Therefore, the Company intends to expand its professional services organization in areas such as hardware testing, pre- and post-sale software support, quality assurance, project installation management and training. The Company is ISO 9000 certified to ensure the consistent delivery of high quality products and services.

Products

Most of the Company’s sales involve a combination of COTS software and hardware products together with development services for mission-specific requirements and system integration as summarized below. The Company believes that it is uniquely positioned in the industry to offer full-function ground systems, utilizing products from its RT Logic, Newpoint and SAT subsidiaries.

Command and Control Software.

EPOCH IPS, the Company’s COTS software products solution for satellite command and control is designed to operate a variety of satellites with a minimum of personnel. EPOCH IPS’s success has placed the Company at the forefront of replacing antiquated satellite control centers with smaller systems that can operate multiple satellites produced by any manufacturer. EPOCH IPS’s open architecture, in combination with a graphical user interface and automated monitoring and control features, allows operators to monitor and control both their satellites and ground systems.

EPOCH IPS features a modern, distributed architecture consisting of a series of servers and user workstations interconnected via an Ethernet LAN. This approach provides better performance than traditional mini-computer based ground systems at a lower cost. The EPOCH Integrated Product Suite includes the following products:

•	EPOCH T&C Server and EPOCH Client, the Company’s real-time satellite data processing and control software products, provide satellite command and control capabilities, including telemetry processing and display, commanding and command verification (“CV”), ground station control, alarm/event processing and data archive. These functions are driven by the EPOCH Database product, allowing the system to support multiple satellites solely through database updates, without modifying the run-time software. This results in lower maintenance and operations costs throughout the lifecycle of the ground system.

•	OASYS, the Company’s mission-planning software provides full spectrum support for spacecraft orbit determination and control, including measurement set reductions, orbit determination, ephemeris propagation, maneuver planning, and orbit events/reports. OASYS allows the user to manage a single spacecraft or a fleet in any Earth orbit, including low Earth, geosynchronous and Molniya-type orbits.

•	ABE, the Company’s offline analysis product provides trending and statistical analysis of the information recorded in the real-time EPOCH IPS archives. ABE supports automatic data extraction of key data along with summary-level statistics (i.e., daily and seasonal minimums and maximums), advanced statistical processing techniques (i.e., covariance, convolution, and regression) and graphical data visualization.

•	Archive Manager, the Company’s archive manager product performs archive data product generation, storage, storage management and retrieval. The Archive Manager is capable of managing on-line storage and retrieval of terabytes of satellite data on RAID and NAS storage units, providing an efficient low cost storage capability. Data compression is utilized to provide additional value to the product.

Signal Monitoring.

The Company’s wholly owned subsidiary, SAT, offers a range of software products and turnkey systems for communications signal monitoring, including MONICS, a family of software products for stand-alone and distributed satellite transponder monitoring, and SIGMON, a turnkey system for detecting terrestrial communications interference.

Equipment Monitoring and Control.

The Company’s wholly owned subsidiary, Newpoint, offers an integrated suite of products targeted at commercial users, including communication satellite operators, communication satellite users, and general-purpose telecommunications companies. Newpoint has two flagship products: (1) COMPASS, which provides distributed monitoring and control of networked communications systems, and (2) MERCURY, a rack-mountable smart box that provides monitoring and control of local network nodes and their associated ground equipment. Newpoint also offers a number of add-ons to their core products, including Stratus, which provides carrier management for satellite transponder operations, and Eclipse, a tool for setting up and reconfiguring the communications traffic on satellite transponders.

Telemetry, Command and Range Processing.

The Company’s wholly owned subsidiary, RT Logic, offers a comprehensive set of products for satellite ground systems. The product line incorporates programmable hardware modules and common software architecture. The suite of TELEMETRIX products support telemetry processing, commanding, ranging, and remote site interfaces for a variety of applications, including tracking stations, control centers, spacecraft and payload integration, and launch range operations. The TELEMETRIX 501, 508, and 500GT products are used in satellite control centers to process the satellite telemetry and command links. The TELEMETRIX Frequency Conversion System and TELEMETRIX 70/70 perform the RF, intermediate frequency (“IF”), and baseband processing at ground antenna sites.

Image Data Reception, Processing and Distribution.

SKYLIGHT, the Company’s first turnkey product for image data processing, provides automatic, un-manned acquisition, processing, and distribution of satellite imagery to the scientific, meteorological and military communities. The SKYLIGHT bundle of hardware and software automatically tracks satellites of interest, captures their images, performs first order data processing and distributes the processed images over the internet.

The Company also offers a military version of the SKYLIGHT system, consisting of a set of standard SKYLIGHT terminals interlinked to a central command via a commercial communication satellite network. This version allows military planners to view and process weather and related imagery data in near-real time across an entire theater of operations.

Development Services and Systems Integration

The Company provides services to support mission-specific requirements for both government and commercial customers. Most of the Company’s ground system contracts have a service component. Depending on the application, the services may include development of software applications to interface to and augment the COTS software products, integration of third-party hardware and software, and/or custom software development. The Company also provides post-delivery warranty and maintenance service for most of its turnkey systems. The Company believes that its expertise and experience in satellite systems and operations, computer software and hardware, engineering/mathematical analysis and end-user applications allow it to provide ground systems that exceed traditional expectations on system performance, cost, and implementation schedule. The Company’s experience, together with its innovative COTS software products and software tools, reduce the risks and lead time associated with ground systems development.

Customers

In general, there are four major applications for satellites: communications, military applications, remote sensing and scientific research. The Company has customers in each of these areas. The Company believes that the combination of its proven COTS software products and its strength as a systems integrator has positioned it to serve as an end-to-end provider of total solutions for all of these applications.

Commercial Communications Satellites.

The Company provides satellite command and control products for a variety of communications satellites. One of the principal advantages that the Company’s products offer in the commercial sector is the ability to operate fleets of satellites from multiple vendors. This capability allows operators to reduce costs by consolidating their control centers and use a single software package to operate their satellite fleet. The Company also provides its payload monitoring systems and software to satellite operators for monitoring quality of service and identification of interfering signals. The Company’s ground equipment monitor and control software is also used by satellite operators to control the ground equipment in the control center and remote equipment sites.

The Company’s products are currently flying communications satellites from most of the major satellite manufacturers, including Boeing, Lockheed Martin, Space Systems Loral, Orbital Sciences, EADS, and Alcatel. The Company’s customers include NewSkies, Echostar, GE Americom, Loral Skynet, Shin Satellite, Binariang Satellite Systems, Asiasat, SatMex, Orbital Sciences, PanAmSat, Cable & Wireless Optus, and ChinaSat. All of these operators have purchased the Company’s products to operate their fleets of geosynchronous Earth orbit (“GEO”) communications satellites.

The Company is also the leading provider of command and control products for U.S. military communications satellites.

Military Applications.

The Company provides ground systems software and equipment for multiple U.S. Department of Defense (“DoD”) programs. The Company’s products are used in a majority of the Air Force and Navy satellite control systems. The Company’s customers include multiple aerospace prime contractors such as Lockheed-Martin, Boeing, Honeywell, Northrop Grumman and Raytheon. The Company also sells directly to the DoD. The U.S. Air Force is the company’s largest single customer, providing 55% of the Company’s 2004 consolidated revenues. The Company is the prime contractor for the CCS-C (Command and Control Center – Consolidated) Contract to upgrade the Air Force’s satellite command and control system for the DSCS and Milstar satellites. The Company is also replacing the signal processing and antenna control systems at all of the Air Force Satellite Control Network (AFSCN) sites.

The Company’s products support the processing of telemetry, commanding, and ranging data, performing generation and reception of the RF links to and from the on-orbit satellites. In addition, the Company’s products are used to receive telemetry data from the space lift ranges during launch of military satellites and to test satellites at the place of manufacture.

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

Scientific Research.

The Company has supported a variety of diverse and complex scientific missions. The Company has supported more than a dozen missions for the National Aeronautics and Space Administration (“NASA”), including the Small Explorer (“SMEX”) missions, International Solar-Terrestrial Physics (“ISTP”) missions, X-ray Timing Explorer (“XTE”) and Tropical Rainfall Measuring Mission (“TRMM”). Projects range from the development of distributed command and control systems to validation of complex embedded flight software.

The Company was selected by the Johns Hopkins University Applied Physics Laboratory (“APL”) to support the first NASA Discovery Mission, the Near Earth Asteroid Rendezvous Program (“NEAR”). NEAR was the first in a series of low-cost, small-planet exploratory missions designed to gather data about asteroids in the solar system. APL subsequently chose the Company to provide its command and control products for the Timed, Contour, Stereo and Messenger science satellites. The Company’s EPOCH IPS products form the core of the mission’s command and control ground system and also support the spacecraft integration and test (“I&T”).

The National Space Program Office (“NSPO”) for the Republic of China selected the Company to provide the complete multi-mission command and control system for their ROCSAT series of satellites. The Company also supports small satellite missions in the United States such as Orbital Sciences Corporation’s SeaStar and Microlab programs.

Marketing

The Company relies upon senior corporate management, project managers and senior technical staff for its marketing program, including the development and execution of marketing plans, proposal presentations, and the performance of related tasks. These individuals collect information concerning requirements of current and potential customers in the course of contract performance and formal and informal briefings, from published literature and through participation in professional and industry organizations. Senior management evaluates this information, identifies potential business opportunities and coordinates proposal efforts. The primary source of business in the Company’s existing markets is by referral from existing customers. Additionally, the Company advertises periodically in Space News and other industry publications as well as delivering papers and exhibiting at industry conferences.

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

U.S. Government Contracts

Revenues from U.S. Government contracts are derived from a combination of contracts with the U.S. Government and subcontracts with other companies that have prime contracts with the U.S. Government. For fiscal years 2004, 2003 and 2002 approximately 76%, 76% and 60%, respectively, of the Company’s revenues were derived from contracts or subcontracts funded by the U.S. Government.

The U.S. Air Force represented 55%, 50% and 22% of revenues, respectively, for fiscal years 2004, 2003 and 2002. The Company expects that at least 65% of its revenue for fiscal year 2005 will be derived from Air Force contracts and subcontracts. The loss of any one of these Air Force contracts could significantly affect the Company’s performance. Similarly, the expiration, or termination for convenience, of any major contract could significantly affect the Company’s performance if not renewed or replaced by contracts of similar value. It is estimated that the single largest Air Force contract will represent at least 20% of the Company’s fiscal year 2005 revenue. Under this contract, the Company is leading a team of subcontractors to produce a modern, consolidated command and control infrastructure for the military’s fleet of communication satellites, including Milstar, DSCS III, Advanced EHF and Wideband Gapfiller.

NOAA, another U.S. Government agency, represented 15%, 19% and 31% of revenues, respectively, for fiscal years 2004, 2003 and 2002. The Company expects that approximately 9% of its revenue for fiscal year 2005 will be derived from NOAA contracts. The loss of any one of these NOAA contracts could significantly affect the Company’s performance. See Footnote Number 3 of the notes to the Consolidated Financial Statements included elsewhere herein for information pertaining to the NOAA contracts.

U.S. Government contracts are awarded by formal advertising or procurement by negotiation. Negotiated procurements may, but do not necessarily, involve the solicitation of competitive proposals. If competitive proposals are solicited, the U.S. Government selects the proposal most advantageous to it and then conducts negotiations with the selected bidder.

Many of the U.S. Government programs in which the Company participates as a contractor or subcontractor extend for several years but are funded only on an annual basis. Accordingly, the Company’s contracts and subcontracts are subject to termination, reduction, or modification in the event of changes in the government’s requirements or budgetary constraints. Additionally, when the Company participates in a project as a subcontractor, it is subject to the risk that the prime contractor may fail or be unable to perform the prime contract.

All of the Company’s U.S. Government contracts and subcontracts are also subject to termination for “convenience,” which means termination without cause. Should a contract be so terminated, the Company would be reimbursed for allowable costs to the date of termination and would be paid a proportionate amount of the stipulated profits or fees attributable to the work actually performed.

The Company’s books and records are subject to audit by the Defense Contract Audit Agency (“DCAA”). Such audits can result in adjustments to contract costs and fees. Although the Company thus far has not been required to make any material audit adjustments, the possibility that such adjustments will be required always exists. Management is of the opinion that any such audit adjustments would not have a material adverse effect on the financial position or results of operations of the Company. The Company has been audited by the DCAA through its fiscal year ended September 30, 2002, and RT Logic has been audited by the DCAA through March 31, 2000. Newpoint, SAT, and ISI Europe are not currently subject to audits by the DCAA.

The Company’s contracts and subcontracts with U.S. Government agencies are subject to competition and awarded on the basis of technical merit, personnel qualifications, experience and price. The Company’s business, financial condition, and results of operations could be materially affected by changes in procurement policies, a reduction in funds available for the services provided by it and other risks generally associated with federal government contracts. New government contract awards also are subject to protest by competitors at the time of award that can result in the re-opening of the competition or evaluation process, or the award of a contract to a competitor. The Company considers such bid protests to be a customary element in the process of procuring government contracts.

In addition to the right to terminate, U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations and are typically subject to modification or termination in the event of changes in funding. Congress usually appropriates funds on a fiscal year basis even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually incrementally funded, and additional funds are normally committed to the contract by the procuring agency as Congress makes appropriations for future fiscal years. In addition, contractors often experience revenue uncertainties during the first quarter of the U.S. Government’s fiscal year, which begins October 1, until differences between budget requests and appropriations are resolved. Historically, Congress has funded all current years of the multi-year major program contracts for which the Company has served as prime contractor or a subcontractor, although there can be no assurance that this will be the case in the future.

Non-U.S. Government Contracts

The Company also has contracts with commercial and international organizations. For fiscal years 2004, 2003 and 2002 approximately 24%, 24% and 40%, respectively, of the Company’s revenues were derived from non-U.S. Government contracts. These contracts are typically with commercial satellite operators, satellite manufacturers, aerospace systems integrators and foreign governments.

Some of the Company’s non-U.S. Government contracts are with international organizations. For fiscal years 2004, 2003, and 2002 approximately 13%, 13% and 21%, respectively, of the Company’s revenues were derived from international organizations. Revenues from foreign sources are discussed in Footnote Number 1 of the Notes to the Financial Statements included elsewhere herein. Operations in numerous countries outside the United States carry substantial managerial, operational, legal, and political uncertainties. These operations are subject to changes in government regulations and telecommunications standards, tariffs or taxes, and other trade barriers. In addition, the Company’s agreements relating to foreign operations may be enforceable only in foreign jurisdictions so that it may be difficult for the Company to enforce its rights.

The Company currently has three contracts that are subject to currency fluctuations in foreign markets. The value of these contracts is not material. However, to mitigate currency fluctuation, the Company periodically uses foreign currency exchange contracts. (See Footnote Number 15 of the Notes to the Consolidated Financial Statements included elsewhere herein for more information.) The Company may enter into additional contracts that are subject to currency fluctuation. However, there can be no assurance that the Company will enter into foreign currency exchange contracts to mitigate currency fluctuation in the future.

In addition, various agencies and departments of the U.S. Government regulate the Company’s ability to pursue business opportunities outside the United States. Exports of space-related products, services, and technical information require licenses granted by the U.S. Government. For the Company’s products, services or technical information requiring such a license, the Company does not currently have blanket authorization for their export and cannot assure that it will be able to obtain the necessary licenses or approvals on a per transaction basis.

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

For certain of the Company’s non-U.S. Government contracts, the Company often has terms in its contracts under which the customer can enforce performance of the Company or seek damages in case the Company does not perform as agreed to in the contract. Contracts may require the Company to post a performance bond, establish an irrevocable letter of credit, or agree to pay liquidated damages in the event of late delivery. In addition, although a significant portion of the Company’s revenues are generated from the sale of its services and products in commercial markets, the Company cannot assure that it will continue to compete successfully in these markets. Many of the Company’s commercial contracts are for a fixed price. This subjects the Company to substantial risks relating to unexpected cost increases and other factors outside of its control. In addition, the Company may fail to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract.

Competition

Commercial Contracts: The Company believes it is one of four companies in the United States that comprise serious competition for the development of commercial satellite ground systems. The Company considers itself to be the leader in this field, since its systems currently are installed and operational in almost every commercial satellite operator’s facility in the world. The Company expects its dominant position to continue since new satellites procured by these operators can be controlled by its systems and software as well. The Company’s satellite command and control products are compatible with all of the world’s production satellite types providing a competitive edge.

Military Contracts: For military programs, the Company competes with numerous companies for satellite command and control contracts, including Lockheed Martin Corporation, Raytheon Company, L3 and Northrop Grumman. Many of these competitors are significantly larger and have greater financial resources than the Company. In addition, some of these competitors are divisions or subsidiaries of large, diversified companies that have access to the financial resources of their parent companies. Some of our competitors are also current or potential customers, teammates, or subcontractors. In addition, several smaller companies have specialized capabilities in command and control image processing. There are also a number of smaller companies which compete with our subsidiaries in the areas of signal monitoring, network monitoring, and telemetry processing.

The Company’s products also face competition from certain government off-the-shelf, or “GOTS,” products for satellite command and control. In its other business areas, ground equipment and systems integration, the Company competes against systems integrators and product manufacturers.

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

It is not possible to predict how the Company’s competitive position may be affected by changing economic or competitive conditions, customer requirements, or technological developments.

Proprietary Rights

The Company regards its products as proprietary trade secrets and confidential information. The Company has made the strategic decision after discussion with intellectual property counsel not to seek patent protection for its software, hardware, or systems. None of the Company’s software, hardware or systems are patented. The Company relies on a combination of common law copyright and trade secret laws, third-party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software, hardware, and systems. The Company generally registers its trademarks and the copyrights with respect to new products and new versions of its software as they are developed. There can be no assurance, however, that in spite of these precautions, an unauthorized third party will not obtain and use information that the Company considers proprietary. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as the laws of the United States. Moreover, the Company does not have confidentiality agreements with any of its employees hired before mid-December 2000. There can be no assurance that the mechanisms used by the Company to protect its software will be adequate or that the Company’s competitors will not independently develop software products that are substantially equivalent or superior to the Company’s products. The Company believes that it has all necessary rights to market its products, although there can be no assurance third parties will not assert infringement claims in the future.

The Company believes that, due to the nature of its products, the skill of personnel, knowledge and experience of management and familiarity with the operation of the Company’s products are more important in maintaining a leadership position in the industry than the protection of intellectual property rights.

Employees

The Company believes that its employees and their knowledge and capabilities are a major asset. The Company has been successful in attracting and retaining employees skilled in its core business competencies. The Company intends to continue to employ highly skilled personnel, as well as personnel knowledgeable concerning the needs and operations of its major customers.

As of September 30, 2004, the Company had approximately 388 employees, including employees of ISI Europe in Toulouse, France, SAT Corporation in Sunnyvale, California, Newpoint Technologies in Salem, New Hampshire and RT Logic in Colorado Springs and Denver, Colorado. Of the 388 employees, 323 are full-time professionals in engineering related disciplines.

The Company believes that its relations with its employees are good. None of the Company’s employees are covered by collective bargaining agreements.

Industry Segments

The Company operates in four business segments:

•	satellite ground systems;

•	satellite and terrestrial communications signal monitoring (CSM);

•	equipment monitoring and control; and

•	space communication systems.

The Company and ISI Europe build satellite ground systems for command and control, I&T, data processing, and simulation.

Through its wholly owned subsidiary, SAT (acquired August 2000), the Company offers turnkey systems and software for satellite and terrestrial communications signal monitoring.

The Company provides equipment monitoring and control software to satellite operators and the telecommunications industry through its wholly owned subsidiary, Newpoint (acquired January 2002).

Through its wholly owned subsidiary, RT Logic (acquired October 2002), the Company manufactures satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories, and range facilities.

See Footnote Number 17 of the notes to the Consolidated Financial Statements included elsewhere herein for financial information regarding these segments.

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

Operations of the Company and its subsidiaries are conducted in leased properties. The Company believes that it has adequate insurance coverage to protect its properties and assets. The following table describes the location, square footage and lease expiration of the Company’s existing facilities:

LOCATION	SIZE (Square Footage)	EXPIRATION DATE
Integral Systems, Inc. 5000/5200 Philadelphia Way Lanham, MD 20706	71,974	May 31, 2009

Integral Systems, Inc. 980 Technology Court Colorado Springs, CO 80915	33,190	May 31, 2010

Integral Systems, Inc. 1211 Ben Barron Lane Moncks Corner, SC 29461	14,800	March 31, 2005

Integral Systems Europe S.A.S. High Tech Buro C Voie 3 31677 Labege Cedex Toulouse, France	792	September 14, 2009

SAT Corporation 931 Benecia Avenue Sunnyvale, CA 94085	10,000	November 30, 2009

Newpoint Technologies, Inc. 8B Industrial Way Salem, NH 03079	4,290	September 30, 2005

RT Logic, Inc. 1042 Elkton Drive Colorado Springs, CO 80907	24,058	December 31, 2005

RT Logic, Inc. 8591 Prairie Trail Drive Englewood, CO 80112	11,750	April 30, 2009

TOTAL LEASED SPACE	160,864

ITEM 3.	LEGAL PROCEEDINGS

The Company is from time to time involved in litigation incidental to the conduct of its business. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of management, would be likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended September 30, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ National Market under the symbol “ISYS.” The following table sets forth for the quarters indicated the high and low sales price of the Company’s common stock and the cash dividends paid per share of common stock.

	High	Low	Dividend Per Share
2004 Fiscal Year
Fourth Quarter	$19.65	$15.35	$0.03
Third Quarter	$19.25	$15.29	$0.03
Second Quarter	$22.12	$17.15	$0.03
First Quarter	$22.00	$17.69	$0.03

2003 Fiscal Year
Fourth Quarter	$20.09	$17.00	N/A
Third Quarter	$21.73	$18.53	N/A
Second Quarter	$22.75	$17.73	N/A
First Quarter	$21.75	$17.35	N/A

As of November 11, 2004, there were approximately 2,000 holders of record or beneficiaries of the Company’s common stock.

Prior to fiscal year 2004, the Company had not paid any cash dividends. For each of the four quarters for the year ended September 30, 2004, the Company has paid a $0.03 per share cash dividend. On December 1, 2004 the Company’s Board of Directors declared a quarterly dividend of four cents per share. The dividend will be paid on or about January 5, 2005 to shareholders on record as of December 13, 2004. The payment of future dividends, if any, will be determined in light of any applicable contractual restrictions limiting the Company’s ability to pay dividends, the Company’s earnings, financial condition, capital requirements and other factors deemed relevant by the Board of Directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

During the fourth quarter of fiscal year 2004, the Company reacquired 2,508 shares of its stock for a total cost of $39,551.

The information required by this item regarding equity compensation plans is set forth in Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data of the Company for the fiscal years ended September 30, 2004, 2003, 2002, 2001 and 2000. The financial data for the fiscal years ended September 30, 2000, and 2001 has been derived from the financial statements of the Company, which have been audited, by Rubino & McGeehin, Chartered, independent registered public accounting firm. The financial data for the fiscal years ended September 30, 2003 and 2002 has been derived from the financial statements of the Company, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The financial data for the fiscal year ended September 30, 2004 has been derived from the financial statements of the Company, which have been audited by Grant Thornton LLP, independent registered public accounting firm, as set forth in the financial statements and notes thereto presented elsewhere herein. The following information should be read in conjunction with the Company’s financial statements and notes thereto presented elsewhere herein. See “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended September 30,
	2004	2003	2002	2001	2000
	(in thousands, except for per share data)
Statement of Operations Data:
Revenue	$90,311	$82,585	$50,923	$40,532	$40,455
Gross margin	30,526	27,210	13,291	11,826	11,869
Income from operations	10,351	8,802	1,817	3,457	2,919
Income from continuing operations	6,761	5,019	2,623	4,011	3,713
Net income	$6,761	$5,019	$2,623	$4,011	$4,177
Income from continuing operations per common and equivalent share—basic	$0.68	$0.52	$0.29	$0.42	$0.42
Income from continuing operations per common and equivalent share—diluted	$0.67	$0.51	$0.28	$0.41	$0.40
Net income per common and equivalent share—basic	$0.68	$0.52	$0.29	$0.42	$0.47
Net income per common and equivalent share—diluted	$0.67	$0.51	$0.28	$0.41	$0.45
Weighted average common and equivalent shares outstanding—basic[1]	9,895	9,713	9,175	9,462	8,829
Weighted average common and equivalent shares outstanding—diluted[1]	10,150	9,860	9,233	9,673	9,284

Balance Sheet Data:
Cash and cash equivalents	$18,199	$22,527	$16,064	$2,380	$17,558
Working capital	64,278	60,715	71,164	71,427	77,080
Total assets	132,466	122,793	96,617	90,413	89,858
Long-term obligations, net of current	1,453	2,468	2,540	2,005	1,340
Stockholders’ equity	105,339	95,629	82,256	78,177	81,698

[1]	For all periods presented, the difference between income and net income per common share-basic and income and net income per common share-diluted relates to the effect of dilutive securities, namely employee stock options, and the shares relating to contingent consideration payable to former RT Logic shareholders in connection with the acquisition of RT Logic. See Footnote Number 2 of the notes to the Consolidated Financial Statements included elsewhere herein.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company has developed innovative software products that reduce the cost and minimize the development risk associated with traditional custom-built systems. The Company believes that it was the first to offer a comprehensive COTS software product line for command and control. As a systems integrator, the Company leverages these products to provide turnkey satellite control facilities that can operate multiple satellites from most manufacturers. These systems offer significant cost savings for customers that have traditionally purchased a separate custom control center for each of their satellites.

Through its wholly owned subsidiary, SAT, acquired in August 2000, the Company also offers turnkey systems and software for satellite and terrestrial communications signal monitoring.

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

In July 2003, the Company acquired the intellectual property rights, inventory and certain other assets of the former Jackson & Tull Satellite Ground Systems division. The acquisition was an extension of the satellite ground systems business segment and enabled the Company to be a “turnkey” provider of full motion antennas and RF systems used for tracking low earth orbiting satellites and launch vehicles as well as aeronautical telemetry range operations.

Effective November 1, 2004, the Company disposed of the intellectual property rights, inventory and certain other assets of Antenna Systems division to LJT & Associates, Inc. of Montgomery, Alabama (LJT). The disposition is effective November 1, 2004. As consideration, LJT agreed to pay the Company $215,000 and executed a promissory note requiring payment of that sum in eight equal installments of $26,875 due on July 1 and January 1 beginning on July 1, 2005. As additional consideration, LJT agreed to make future contingent payments to the Company for the period beginning November 1, 2004 through December 31, 2006. The contingent payments are calculated every December 31 beginning December 31, 2005 based on pretax income as defined in the acquisition agreement. Under the asset sale agreement, the Company will continue to fulfill its obligations under existing customer contracts but will look to LJT as a subcontractor to perform the actual work. The Company does not expect to record a material gain or a loss as a result of this transaction.

Contract Revenue

The Company generates revenue under three types of contracts: fixed price, cost plus, and time and material (“T&M”) contracts. Under a fixed price contract, the Company is paid a stipulated price for services or products and bears the risk of increased or unexpected costs. Revenue under a fixed price contract is recognized using the percentage of completion method of accounting based on costs incurred in relation to total estimated costs. Under a cost plus contract, the Company is reimbursed for allowable costs within the contractual terms and conditions and is paid a negotiated fee. The fee may be fixed or based on performance incentives. Revenue recognition under a cost plus contract is based upon actual costs incurred and a pro rata amount of the negotiated fee. Under a T&M contract, the Company receives fixed hourly rates intended to cover salary costs attributable to work performed on the contract and related overhead expenses, reimbursement for other direct costs and a profit. Revenue is recognized under a T&M contract at the contractual rates as labor hours and direct expenses are incurred. To date, the vast majority of contracts for the purchase of the Company’s COTS software products have been fixed priced in nature, either firm fixed price contracts, or T&M contracts with fixed labor rates.

The Company earns revenues from sales of its products and services through contracts that are funded by the U.S. Government as well as commercial and international organizations. The Company may be either a prime contractor directly to the end-user of its products and services or it may act as a subcontractor under a contract with another contractor.

The percentages of revenues received by the Company from prime contracts and subcontracts for fiscal years 2004, 2003 and 2002 are as follows:

	Fiscal Year
Contract Source	2004	2003	2002
Prime Contract	61%	58%	74%
Subcontract	39%	42%	26%

For a given contract, the revenue mix may include the Company’s COTS software products, pass-through of third-party hardware and software and services provided by the Company or its subcontractors.

The following table summarizes the percentage of revenues attributable to each contract type for the period indicated:

	Fiscal Year
Contract Type	2004	2003	2002
Cost Plus	30%	25%	20%
Fixed Price	60%	65%	72%
Time and Materials	10%	10%	8%

Sale of Software Products

Most of the Company’s contracts include the sale of proprietary software products. Sales of the Company’s software products take many forms. The Company sells (1) software only (a “Software-Only Sale”), (2) software and services together or (3) software, services and hardware together. In addition, depending on a customer’s requirements, the Company may or may not provide post-contract customer support (“PCS”).

The Company’s recognition of revenue for sales of software products depends on customer requirements and the nature of the contracts involved. In accordance with SOP 97-2, Software Revenue Recognition, for a Software-Only Sale, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable and collectibility is probable. In situations where software is sold together with services and/or hardware, the Company recognizes software license revenue on a percentage of completion basis.

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

During fiscal year 2004, the Company incurred approximately $3.7 million in Research and Development (“R&D”) costs in connection with software products.

Backlog

The Company’s estimated backlog is as follows (in thousands):

	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2002
Outstanding Commitments (1)	$63,200	$55,000	$34,800
General Commitments (2)	29,300	34,400	45,900

Total	$92,500	$89,400	$80,700

(1)	Represents orders that are firm and funded.

(2)	Represents orders that are firm but not yet funded and contracts awarded but not yet signed.

The increase in backlog between fiscal 2004 and fiscal 2003 relates to increased bookings at both RT Logic and the Commercial division in the Ground Systems segment. The increase in backlog between fiscal 2003 and fiscal 2002 relates primarily to backlog at RT Logic.

Under outstanding commitments, the Company agrees to provide specific services, frequently over an extended period of time, with continued performance of those services contingent upon the customer’s year-to-year decision to fund the contract.

General commitments consist of contract options and sole source business that management believes likely to be exercised or awarded in connection with existing contracts. Contract options are the Company’s contractual agreement to perform specifically defined services only in the event the customer thereafter requests the Company to do so. Sole source business refers to contract work which the Company reasonably expects to be awarded based on its unique expertise in a specific area or because it has previously done all such work in that area for the customer or prime contractor who will award the contract. The Company estimates that 75% of backlog as of September 30, 2004 will be completed during fiscal year 2005. Estimated backlog includes contract options through June 30, 2011 including general commitments.

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

Allowance for Doubtful Accounts

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

Goodwill and Other Intangible Assets

The Company’s acquisitions of other companies have resulted in the acquisition of certain intangible assets and goodwill. Goodwill is subject to impairment to the extent the Company’s operations experience significant negative results. These negative results can be the result of the Company’s individual operations or negative trends in the Company’s industry or in the general economy, which impact the Company. To the extent the Company’s goodwill is determined to be impaired, then these balances are written down to their estimated fair value on the date of the impairment. The Company conducts an annual review for impairment and determining when and if an impairment has occurred involves a significant amount of judgment. Management bases its judgment on a number of factors including viability of the businesses acquired, their integration into the Company’s operations, the market in which those businesses operate and their projected future results, cash flow projections, and numerous other factors. The results reported in any given period could be impacted by management’s determination as to when an impairment has occurred.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides a model for how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The model requires that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the arrangements meet certain criteria. EITF 00-21 is effective for fiscal periods beginning after June 15, 2003. The Company’s implementation of the guidance contained in EITF 00-21 did not have a material effect on its financial condition, results of operations, or liquidity.

Results of Operations

The components of the Company’s income statement as a percentage of revenue are depicted in the following table for the fiscal years ended September 30, 2004, 2003 and 2002:

	Fiscal Year 2004	Fiscal Year 2004	Fiscal Year 2003	Fiscal Year 2003	Fiscal Year 2002	Fiscal Year 2002
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	(in thousands)	% of Revenue
Revenue	$90,311	100.0%	$82,585	100.0%	$50,923	100.0%
Cost of Revenue	59,785	66.2	55,375	67.1	37,632	73.9

Gross Margin	30,526	33.8	27,210	32.9	13,291	26.1
SG&A	12,657	14.0	11,466	13.9	8,867	17.4
Research & Development	3,691	4.1	2,664	3.2	362	0.7
Product Amortization	3,045	3.3	2,989	3.6	2,183	4.3
Amortization-Intangible Assets	782	0.9	1,289	1.6	62	0.1

Income from Operations	10,351	11.5	8,802	10.6	1,817	3.6
Other Income (Expense):
Interest Income	616	0.7	595	0.7	929	1.8
Gain on Sale of Marketable Securities	46	0.1	140	0.2	1,216	2.4
Impairment Loss on Marketable Securities	—	—	(1,364)	(1.7)	—	—
Miscellaneous Expense	(408)	(0.6)	(290)	(0.3)	(192)	(0.4)

Income Before Income Taxes	10,605	11.7	7,883	9.5	3,770	7.4
Income Taxes	3,844	4.2	2,864	3.4	1,147	2.2

Net Income	$6,761	7.5%	$5,019	6.1%	$2,623	5.2%

Revenue

The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts that are funded by the U.S. Government as well as commercial and international organizations.

For the fiscal years ended September 30, 2004, 2003, and 2002, the Company’s revenues were generated from the following sources:

Revenue Type	Fiscal Year 2004	Fiscal Year 2003	Fiscal Year 2002
Commercial	24%	24%	40%
Government
NOAA	15	19	31
USAF	55	50	22
Other U.S. Government Users	6	7	7

Subtotal	76%	76%	60%

Total	100%	100%	100%

FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003

On a consolidated basis, revenue increased 9.4%, or $7.7 million, to $90.3 million for the fiscal year 2004, from $82.6 million for fiscal year 2003. Revenue for fiscal years 2004 and 2003 for each of the Company’s segments is shown in the following table:

Segment	Fiscal Year Ended Sept. 30, 2004	Fiscal Year Ended Sept. 30, 2003	Increase/ (Decrease)
	(in thousands)	(in thousands)	(in thousands)
Revenue
Satellite Ground Systems (Integral)	$62,706	$59,488	$3,218
Satellite & Terrestrial CSM (SAT)	4,596	3,415	1,181
Equip. Monitoring & Control (Newpoint)	2,760	2,359	401
Space Communication Systems (RT Logic)	26,266	23,169	3,097
Intersegment	(6,017)	(5,846)	(171)

Total Revenue	$90,311	$82,585	$7,726

Revenue increased on a year-to-year basis for all of the Company’s operating segments. Revenue increases in the Company’s Satellite Ground Systems segment pertain to increased sales volume as a result of the Company’s contract awards with the U.S. Air Force (specifically the CCS-C and SCNC programs) that were made in the Spring of 2002. Revenue from this segment’s Air Force customer increased approximately $7.1 million, more than offsetting revenue decreases of $1.7 million from NOAA and revenue decreases of $3.5 million in revenue from the segment’s I&T(Integration & Test) division. During the fourth quarter of fiscal year 2004, the Company disbanded the I&T division and merged its operations with the segment’s Government and Commercial divisions. The remaining revenue increase from the segment (approximately $1.3 million) is primarily attributable to increased revenue from the segment’s Antenna division that earned revenue for a full twelve-month period in fiscal year 2004 as compared to only five months in fiscal year 2003.

Revenue levels for SAT and Newpoint were up 34.6% and 17.0% respectively in fiscal year 2004 compared to fiscal year 2003 and generally relate to increased bookings and increased shipments of new orders. Both SAT and Newpoint sell primarily to commercial satellite operators and commercial satellite users where market conditions have been depressed during the past few years. The Company believes that these markets are beginning to economically improve, as evidenced by the revenue increases in fiscal year 2004, and if this improvement continues, the Company believes that both SAT and Newpoint should be able to post continued revenue gains in future fiscal periods. The Company is also currently proposing both SAT and Newpoint products on several outstanding government bids.

The revenue generated by RT Logic for fiscal year 2004 was the highest annual revenue in that subsidiary’s history and is 13.4% greater than the revenue posted in fiscal year 2003.

Cost of Revenue/Gross Margin

The Company computes gross margin by subtracting cost of revenue from revenue. Included in cost of revenue are direct labor expenses, overhead charges associated with the Company’s direct labor base and other costs that can be directly related to specific contract cost objectives, such as travel, consultants, equipment, subcontracts and other direct costs.

Gross margins on contract revenues vary depending on the type of product or service provided. Generally, license revenues related to the sale of the Company’s COTS products have the greatest gross margins because of the minimal associated marginal costs to produce the product. By contrast, gross margins on equipment and subcontract pass-throughs seldom exceed 15%. Engineering service gross margins typically range between 20% and 40%. These definitions and ratios generally apply across all segments.

During fiscal year 2004, cost of revenue increased by 8.0%, or $4.4 million, compared to fiscal year 2003, increasing from $55.4 million to $59.8 million. Gross margin increased from $27.2 million to $30.5 million, an increase of $3.3 million, or 12.2%, during the periods being compared. Cost of revenue and gross margin for fiscal years 2004 and 2003 for each of the Company’s segments are shown in the following table:

Segment	Fiscal Year Ended Sept. 30, 2004	Fiscal Year Ended Sept. 30, 2003	Increase/ (Decrease)
	(in thousands)	(in thousands)	(in thousands)
Cost of Revenue
Satellite Ground Systems (Integral)	$49,632	$46,581	$3,051
Satellite & Terrestrial CSM (SAT)	2,649	2,019	630
Equip. Monitoring & Control (Newpoint)	1,237	1,792	(555)
Space Communication Systems (RT Logic)	12,150	10,751	1,399
Intersegment	(5,883)	(5,768)	(115)

Total Cost of Revenue	$59,785	$55,375	$4,410

Gross Margin
Satellite Ground Systems (Integral)	$13,074	$12,907	$167
Satellite & Terrestrial CSM (SAT)	1,947	1,396	551
Equip. Monitoring & Control (Newpoint)	1,523	567	956
Space Communication Systems (RT Logic)	14,116	12,418	1,698
Intersegment	(134)	(78)	(56)

Total Gross Margin	$30,526	$27,210	$3,316

Gross margin increased for all operating segments on a year-to-year basis. However, cost of revenue increases for the Company’s Satellite Ground Systems segment were disproportionately greater than the revenue increases during the periods compared, resulting in a lower gross margin percentage for this segment for the current fiscal year compared to last fiscal year (20.8% compared to 21.7%). The lower gross margin percentage for the segment is primarily attributable to contract overruns in the segment’s newly established Antenna division. Specifically, several Antenna division contracts were under-priced and under-bid, primarily with respect to direct material and equipment costs. During fiscal year 2004, this division recorded $1.8 million of direct material and equipment costs compared to revenue of only $2.0 million leaving virtually no funding to cover direct labor and associated indirect costs. During fiscal year 2004 in its entirety, the Antenna division posted a gross margin deficit of $1.2 million compared to a gross profit of approximately $100,000 during fiscal year 2003.

This segment’s Product division also experienced a decline in gross margin of $600,000 between fiscal year 2004 and fiscal year 2003 as a result of decreased license revenues and increased product expenses. The segment’s I&T division posted a $1.1 million decrease in gross margin during the periods being compared as result of decreased revenues. This division was disbanded during the fourth quarter of fiscal year 2004.

The segment’s Government division more than offset the negative performance of the segment’s Antenna, Product and I&T divisions, recording increased gross margins from its Air Force customer in fiscal year 2004 of $3.1 million on increased revenues of $7.1 million. These increases principally resulted from increased equipment and software deliveries on the fixed price portion of the Company’s CCS-C contract with the Air Force. The Company typically experiences higher margins on its fixed price work than it does on its cost reimbursable contracts.

The increases in gross margin at SAT and Newpoint relate to increased revenue available to cover fixed costs and the effects of cost cutting measures implemented during the prior fiscal year. Gross margin as a percentage of revenue at SAT increased to 42.4% from 40.9% while gross margin as a percentage of revenue at Newpoint increased to 55.2% from 24.0% on a year-to-year basis.

During the current fiscal year, the Space Communication Systems (RT Logic) segment’s gross margin percentage against revenue was flat at 53.7% compared to 53.6% for last fiscal year. However, gross margin increased by approximately $1.7 million as a result of increased revenue. The segment’s gross margin dollar performance is the highest in its history and contributed to a record year for operating income for that segment.

Operating Expenses

Operating Expenses for fiscal year 2004 and 2003 for each of the Company’s segments are shown in the following table:

Segment	Fiscal Year Ended Sept. 30, 2004	Fiscal Year Ended Sept. 30, 2003	Increase/ (Decrease)
	(in thousands)	(in thousands)	(in thousands)
Operating Expenses
Satellite Ground Systems (Integral)
SG&A	$8,216	$6,696	1,520
R&D	358	146	212
Amortization	2,443	2,386	57

Total Satellite Ground Systems (Integral)	11,017	9,228	1,789

Satellite & Terrestrial CSM (SAT)
SG&A	1,120	1,182	(62)
R&D	846	1,051	(205)
Amortization	602	602	0

Total Satellite & Terrestrial CSM (SAT)	2,568	2,835	(267)

Equip. Monitoring & Control (Newpoint)
SG&A	1,144	1,289	(145)
R&D	248	68	180
Amortization	125	125	0

Total Equip. Monitoring & Control (Newpoint)	1,517	1,482	35

Space Communication Systems (RT Logic)
SG&A	2,317	2,358	(41)
R&D	2,239	1,399	840
Amortization	657	1,164	(507)

Total Space Communication Systems (RT Logic)	5,213	4,921	292

Intersegment	(140)	(58)	(82)
Total Operating Expenses	$20,175	$18,408	$1,767

In the Company’s Satellite Ground Systems segment, Selling, General & Administrative (“SG&A”) expenses increased by approximately $1.5 million during the periods being compared. The increase principally relates to increased marketing and proposal costs related to new Air Force opportunities coupled with increased management and administrative costs needed to operate a considerably larger business base. As a percentage of revenue, SG&A for this segment represented 13.1% of revenue in the current period compared to 11.3% of revenue during fiscal year 2003. R&D expenses for this segment in both fiscal years primarily relate to the segment’s SKYLIGHT product. Product amortization has increased by approximately $60,000 during fiscal year 2004 as compared to fiscal year 2003 due to higher capitalized development costs related to the Company’s EPOCH product line.

At SAT, period-to-period SG&A costs are down approximately $60,000 due to cost cutting measures implemented by the Company in the 2003 fiscal year. SAT also recovered $56,000 of bad debts provided for in prior years during fiscal year 2004, further contributing to the improvement in year-to-year SG&A costs.

R&D expenses at SAT have decreased from $1.1 million to $850,000 in the periods compared. The decrease in current period R&D expenses resulted from the more effective utilization of the segment’s engineering staff on direct contracts as opposed to R&D efforts. Product amortization was $600,000 in both fiscal year 2004 and fiscal year 2003.

Newpoint’s current period SG&A expenses decreased approximately $145,000 compared to fiscal year 2003, resulting from prior year cost cutting efforts. The $180,000 increase in R&D spending at Newpoint resulted from new product undertakings at this segment.

R&D expenses at RT Logic increased from $1.4 million in fiscal year 2003 to $2.2 million in fiscal year 2004 as a result of new product undertakings, consistent with RT Logic’s fiscal year 2004 plan.

The current period amortization expenses for both Newpoint and RT Logic relate to the amortization of intangible assets that were acquired at the time of each company’s acquisition by the Company.

Income from Operations

Income from Operations for fiscal year 2004 and 2003 for each of the Company’s segments is shown in the following table:

Segment	Fiscal Year Ended Sept. 30, 2004	Fiscal Year Ended Sept. 30, 2003	Increase/ (Decrease)
	(in thousands)	(in thousands)	(in thousands)
Income from Operations
Satellite Ground Systems (Integral)	$2,057	$3,679	$(1,622)
Satellite & Terrestrial CSM (SAT)	(621)	(1,439)	818
Equip. Monitoring & Control (Newpoint)	6	(915)	921
Space Communication Systems (RT Logic)	8,903	7,497	1,406
Intersegment	6	(20)	26

Total Income from Operations	$10,351	$8,802	$1,549

Income from operations during the periods compared decreased by approximately $1.6 million in the Company’s Satellite Ground Systems segment principally as a result of increased operating expenses described above. Operating income for the segment decreased by approximately $1.5 million as a result of operating losses posted by the segment’s Antenna division.

SAT’s operating loss decreased considerably for the periods compared as this segment posted higher revenues and reduced current period operating expenses.

Newpoint posted a modest operating profit of approximately $6,000 for the current fiscal year compared to operating losses of approximately $915,000 for fiscal year 2003, resulting from increased revenues coupled with higher gross margins that were the result of prior period cost cutting measures.

RT Logic’s operating income increased $1.4 million or 18.8% in fiscal year 2004 over last fiscal year’s results. RT Logic operating income is the highest in that subsidiary’s history and was achieved despite additional R&D spending of $840,000 in fiscal year 2004 and primarily relates to $1.7 million of gross margin increases and amortization decreases of approximately $510,000.

Other Income/Expense

During fiscal year 2003, the Company recorded other expense of approximately $1.4 million related to its investment in the common stock of Loral Space and Communications Ltd (“LOR”). LOR filed a voluntary petition for bankruptcy under Chapter 11 of the Federal Bankruptcy Code on July 15, 2003. As a result of this filing, the Company believed that its investment in this entity had been permanently impaired and accordingly wrote down its carrying value to approximately $50,000 as of September 30, 2003. No such impairment occurred in fiscal year 2004.

The Company recorded approximately $46,000 of gains on the sale of marketable equity securities during fiscal year 2004 compared to $140,000 of such gains last fiscal year.

During fiscal year 2004, the Company also recorded $615,000 of interest income compared to $590,000 of interest income recorded for fiscal year 2003.

The changes in miscellaneous expense between the periods being compared are considered immaterial.

Income Before Income Taxes/Net Income

Income before income taxes increased by approximately $2.7 million to $10.6 million from $7.9 million during the periods compared, principally due to operating income improvements from the Company’s wholly-owned subsidiaries and the lack of a current year impairment charge. These gains were partially offset by decreases in operating income posted in the Company’s Satellite Ground Systems segment, more specifically the segment’s Antenna division.

The Company’s effective tax rate was 36.2% and 36.3% for fiscal years 2004 and 2003, respectively.

As a result of the above, net income increased to approximately $6.8 million during fiscal year 2004 from approximately $5.0 million during fiscal year 2003.

Fiscal year 2004 revenue, operating income, net income and earnings per share were Company historic annual records, exceeding prior records posted in fiscal year 2003 by 9%, 18%, 35% and 31%, respectively.

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

On a consolidated basis, revenue increased 62%, or $31.7 million, to $82.6 million for fiscal year 2003, from $50.9 million for fiscal year 2002. Revenue for fiscal years 2003 and 2002 for each of the Company’s segments is shown in the following table:

Segment	Fiscal Year Ended Sept. 30, 2003	Fiscal Year Ended Sept. 30, 2002	Increase/ (Decrease)
	(in thousands)	(in thousands)	(in thousands)
Revenue
Satellite Ground Systems (Integral)	$59,488	$45,303	$14,185
Satellite & Terrestrial CSM (SAT)	3,415	3,778	(363)
Equip. Monitoring & Control (Newpoint)	2,359	2,482	(123)
Space Communication Systems (RT Logic)	23,169	N/A	23,169
Intersegment	(5,846)	(640)	(5,206)

Total Revenue	$82,585	$50,923	$31,662

Revenue increases in the Company’s Satellite Ground Systems segment relate to increased sales volume as a result of the Company’s contract awards with the U.S. Air Force (specifically the CCS-C and SCNC programs) that were made in the Spring of 2002. Revenue levels for SAT and Newpoint were down 9.6% and 5.0% respectively, in fiscal year 2003 compared to fiscal year 2002 primarily as a result of decreased backlog of orders, decreased bookings of new orders and overall poor market conditions in the commercial satellite market. Newpoint revenue for fiscal year 2002 represented only an eight-month period, as the Company did not acquire this entity until January 30, 2002.

RT Logic was acquired subsequent to September 30, 2002, so the Company reported no revenue for the Space Communication Systems segment for fiscal year 2002.

Cost of Revenue/Gross Margin

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

During fiscal year 2003, cost of revenue increased by 47.2%, or $17.7 million, compared to fiscal year 2002, increasing from $37.6 million during fiscal year 2002 to $55.4 million during fiscal year 2003. Gross margin increased from $13.3 million to $27.2 million, an increase of $13.9 million, or 105%, during the periods compared. Cost of revenue and gross margin for fiscal years ended 2003 and 2002 for each of the Company’s segments are shown in the following table:

Segment	Fiscal Year Ended Sept. 30, 2003	Fiscal Year Ended Sept. 30, 2002	Increase/ (Decrease)
	(in thousands)	(in thousands)	(in thousands)
Cost of Revenue
Satellite Ground Systems (Integral)	$46,581	$33,800	$12,781
Satellite & Terrestrial CSM (SAT)	2,019	2,340	(321)
Equip. Monitoring & Control (Newpoint)	1,792	2,060	(268)
Space Communication Systems (RT Logic)	10,751	N/A	10,751
Intersegment	(5,768)	(568)	(5,200)

Total Cost of Revenue	$55,375	$37,632	$17,743

Gross Margin
Satellite Ground Systems (Integral)	$12,907	$11,503	$1,404
Satellite & Terrestrial CSM (SAT)	1,396	1,438	(42)
Equip. Monitoring & Control (Newpoint)	567	422	145
Space Communication Systems (RT Logic)	12,418	N/A	12,418
Intersegment	(78)	(72)	(6)

Total Gross Margin	$27,210	$13,291	$13,919

Cost of Revenue increases were disproportionately greater than the revenue increases for the Company’s Satellite Ground Systems segment during the periods compared, resulting in a lower gross margin percentage for this segment for the current period compared to last fiscal year (21.7% compared to 25.4%). The lower gross margin percentage for the segment is primarily attributable to two factors:

•	Overruns and reserves on three fixed price contracts with NOAA amounting to approximately $800,000 in the current year, and

•	A higher percentage of lower margin equipment and subcontract pass-through revenue in the segment’s revenue mix this fiscal year compared to last fiscal year. Equipment and subcontract pass-through revenue comprised 37.5% of revenue for the Satellite Ground Systems segment during the fiscal year compared to 28.4% of revenue last fiscal year.

Gross margin as a percentage of revenue at SAT increased to 40.9% from 38.1%, while gross margin as a percentage of revenue at Newpoint increased to 24.0% from 17.0% on a year-to-year basis. The increased percentage for both segments is due to the effects of cost cutting and the elimination of overruns experienced during the prior fiscal year.

Because RT Logic was acquired subsequent to September 30, 2002, the Company reported no cost of revenue or gross margin for the Space Communication Systems segment for fiscal year 2002. RT Logic’s gross margin for fiscal year 2003 was the highest in that subsidiary’s history.

Operating Expenses

Operating Expenses for fiscal year 2003 and 2002 for each of the Company’s segments are shown in the following table:

Segment	Fiscal Year Ended Sept. 30, 2003	Fiscal Year Ended Sept. 30, 2002	Increase/ (Decrease)
	(in thousands)	(in thousands)	(in thousands)
Operating Expenses
Satellite Ground Systems (Integral)
SG&A	$6,696	$5,819	$877
R&D	146	216	(70)
Amortization	2,386	1,795	591

Total Satellite Ground Systems (Integral)	9,228	7,830	1,398

Satellite & Terrestrial CSM (SAT)
SG&A	1,182	2,026	(844)
R&D	1,051	146	905
Amortization	602	388	214

Total Satellite & Terrestrial CSM (SAT)	2,835	2,560	275

Equip. Monitoring & Control (Newpoint)
SG&A	1,289	1,078	211
R&D	68	0	68
Amortization	125	62	63

Total Equip. Monitoring & Control (Newpoint)	1,482	1,140	342

Space Communication Systems (RT Logic)
SG&A	2,358	N/A	2,358
R&D	1,399	N/A	1,399
Amortization	1,164	N/A	1,164

Total Space Communication Systems (RT Logic)	4,921	N/A	4,921

Intersegment	(58)	(56)	(2)
Total Operating Expenses	$18,408	$11,474	$6,934

In the Company’s Satellite Ground Systems segment, SG&A expenses increased by approximately $880,000 during the periods compared. The increase principally relates to increased marketing and proposal costs relating to new Air Force opportunities coupled with increased management and administrative costs needed to operate a considerably larger business base. As a percentage of revenue, SG&A for this segment represented 11.3% of revenue in the current period compared to 12.8% of revenue during fiscal year 2002. R&D expenses for this segment were immaterial for both fiscal years. Product amortization has increased by approximately $590,000 during fiscal year 2003 as compared to fiscal year 2002 due to higher capitalized development costs related to the Company’s EPOCH product line.

At SAT, period-to-period SG&A costs were down approximately $840,000 due to cost cutting measures implemented by the Company and due to severance expenses that were recorded during 2002 which did not recur during 2003. SAT also recorded a bad debt expense of $315,000 during 2002. There was no comparable bad debt entry in the current year. In fact, a significant portion of SAT’s bad debt from last fiscal year was recovered in fiscal year 2003, resulting in a credit to current period bad debt expense.

R&D expenses at SAT increased from $150,000 to $1,050,000 between the periods compared. The increase in current period R&D expenses related to new development on SAT’s signal monitoring capabilities. Costs associated with such efforts had been capitalized in the 2002 fiscal year but are not eligible for capitalization in the current fiscal year due to the release of the software products. Product amortization increased by more than $210,000 during the periods compared due to higher capitalized development costs recorded in the 2002 fiscal year.

Newpoint’s current period SG&A expenses increased approximately $210,000 compared to fiscal year 2002 as results for Newpoint for fiscal year 2002 are only for an eight-month period. Recurring month-to-month SG&A expenses for Newpoint were lower in fiscal year 2003 compared to fiscal year 2002.

Because RT Logic was acquired subsequent to September 30, 2002, the Company reported no operating expenses for the Space Communication Systems segment for fiscal year 2002.

The current period amortization expenses for both Newpoint and RT Logic relate to the amortization of intangible assets that arose from purchase accounting entries made at the time of each company’s acquisition by the Company.

Income from Operations

Income from Operations for fiscal year 2003 and 2002 for each of the Company’s segments is shown in the following table:

Segment	Fiscal Year Ended Sept. 30, 2003	Fiscal Year Ended Sept. 30, 2002	Increase/ (Decrease)
	(in thousands)	(in thousands)	(in thousands)
Income from Operations
Satellite Ground Systems (Integral)	$3,679	$3,673	$6
Satellite & Terrestrial CSM (SAT)	(1,439)	(1,122)	(317)
Equip. Monitoring & Control (Newpoint)	(915)	(718)	(197)
Space Communication Systems (RT Logic)	7,497	—	7,497
Intersegment	(20)	(16)	(4)

Total Income from Operations	$8,802	$1,817	$6,985

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

Because RT Logic was acquired subsequent to September 30, 2002, its operating results are not included with the results for the Company for fiscal year 2002.

Other Income/Expense

During fiscal year 2003, the Company recorded other expense of approximately $1.4 million related to its investment in the common stock of Loral Space and Communications Ltd (LOR). LOR filed a voluntary petition for bankruptcy under Chapter 11 of the Federal Bankruptcy Code on July 15, 2003. As a result of this filing, the Company believed that its investment in this entity was permanently impaired and wrote down its carrying value to approximately $50,000 as of September 30, 2003.

The Company recorded approximately $140,000 of gains on the sale of marketable equity securities during fiscal year 2003 compared to $1.2 million of such gains in the 2002 fiscal year.

During fiscal year 2003, the Company also recorded $590,000 of interest income compared to $930,000 of interest income recorded for fiscal year 2002. The decrease is due to the general decline in interest rates and lower cash balances resulting from the repurchase of approximately $6.3 million of Company stock in fiscal year 2003 and the payment of $13.75 million to purchase RT Logic.

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

Fiscal Year 2003 Revenue, Operating Income, Income Before Taxes and Net Income were Company historic annual records at the time, exceeding prior records by 62%, 86%, 41% and 20%, respectively.

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

For fiscal year 2004 in its entirety, the Company anticipated growth in revenue, operating income, net income and fully diluted earnings per common share of approximately 10%, 20%, 35%, and 35%, respectively over fiscal year

2003 levels. The Company substantially met these targets as actual growth percentages for fiscal year 2004 were 9%, 18%, 35% and 31%, respectively.

During the second half of fiscal year 2004, the Company experienced unusually large equipment deliveries on its CCS-C contract with the Air Force. Further during the fourth quarter of fiscal year 2004, the Company disbanded its I&T Division in its Satellite Ground Systems segment. Lastly the Company sold the operating assets of its Antenna Division in the first quarter of fiscal year 2005. As a result of these non-recurring events, coupled with anticipated growth in the Company’s on-going operations, the Company believes that operating results for fiscal year 2005 in its entirety will be comparable to results posted in fiscal year 2004 for revenue, operating income, net income and fully diluted earnings per common share.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company’s inception in 1982, it has been profitable on an annual basis and has generally financed its working capital needs through internally generated funds, supplemented by borrowings under the Company’s general line of credit facility with a commercial bank and the proceeds from the Company’s initial public offering in 1988. In June 1999, the Company supplemented its working capital position by raising approximately $19.7 million (net) through the private placement of approximately 1.2 million shares of its common stock. In February 2000, the Company raised an additional $40.9 million (net) for use in connection with potential acquisitions and other general corporate purposes through the private placement of 1.4 million additional shares of its common stock. With respect to the capital raised in the private placements, at September 30, 2004, $10,911,000 was invested in variable rate State of Maryland debt securities, $18,000,000 was invested in Banc of America Preferred Funding Corporation “Dividends Received Eligible Auction Market” preferred stock (“DREAMS”), and $149,396 was invested in common stock. See Footnote Numbers 1 and 4 of the Notes to the Financial Statements included elsewhere herein.

For fiscal year 2004, the Company provided approximately $700,000 of cash in operating activities and used $4.0 million in investing activities and $1.0 million in financing activities. Included in the Company’s investing activities were approximately $1.9 million for newly capitalized software development costs and approximately $1.4 million for the purchase of fixed assets (principally new computers and equipment).

During fiscal year 2004, the Company had access to a line of credit facility through which it could borrow up to $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company’s billed and unbilled accounts receivable and has certain financial covenants, including minimum net worth and liquidity ratios. The line expires on February 28, 2006. At September 30, 2004, 2003 and 2002, the Company had no amounts outstanding under the lines of credit.

On December 1, 2004, the Company’s Board of Directors declared a dividend of four cents per share for shareholders on record as of December 13, 2004. The Company’s general line of credit facility prohibits the declaration or payment of dividends by the Company until all of its obligations under the facility are paid in full or performed. As of September 30, 2004, all of the Company’s obligations under the facility have been met.

The Company also has access to a $2.0 million equipment lease line of credit under which it had $60,238 outstanding as of September 30, 2004. The outstanding balance is payable over a 20-month period from lease inception and bears interest at a rate of 8.8% per annum.

The Company currently anticipates that its current cash balances, amounts available under its lines of credit and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. The Company believes that inflation did not have a material impact on the Company’s revenues or income from operations in fiscal years 2004, 2003 and 2002.

CONTRACTUAL COMMITMENTS

The following tables reflect the Company’s contractual obligations and other commitments as of September 30, 2004 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Operating leases	$7,538,677	$1,653,465	$4,437,481	$1,447,731	$—
Capital lease obligations	64,795	38,877	25,918	—	—
Total contractual obligations	$7,603,472	$1,692,342	$4,463,399	$1,447,731	$—

	Amount of Commitment Expiration Per Period
Other Commitments (1)	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Letters of credit	$4,142,606	$1,574,160	$2,538,446	$30,000	$—

(1)	Does not include contingent consideration that may be payable in connection with the Company’s acquisition of RT Logic, Newpoint Technologies, Inc. and a division of Jackson & Tull because such payments are based on the future performance of these business and cannot be determined at this time.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no “off-balance sheet arrangements” as such term is defined in Item 303(a)(4)(ii) of Regulation S-K.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in the Business section, in other parts of this 10-K, and in this section, including those under the headings “Outlook” and “Liquidity and Capital Resources,” are forward looking. In addition, from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “believe”, “expect”, “anticipate”, “estimate”, “continue”, or other similar words, including statements as to the intent, belief, or current expectations of the Company and its directors, officers, and management with respect to the Company’s future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. While the Company believes that these statements are and will be accurate, a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s statements. The Company’s business is dependent upon general economic conditions and upon various conditions specific to its industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may affect the Company’s business, other than those described elsewhere herein, include the following:

•	A significant portion of the Company’s revenue is derived from contracts or subcontracts funded by the U.S. Government, which are subject to termination without cause, government regulations and audits, competitive bidding, and the budget and funding process of the U.S. Government.

•	The presence of competitors with greater financial resources and their strategic response to the Company’s new services.

•	The potential obsolescence of the Company’s services due to the introduction of new technologies.

•	The response of customers to the Company’s marketing strategies and services.

•	The Company’s commercial contracts are subject to strict performance and other requirements.

•	The intense competition in the satellite ground system industry could harm the Company’s financial performance.

•	With respect to the Company’s acquisition strategy, if the Company is able to identify and acquire one or more businesses, the integration of the acquired business or businesses may be costly and may result in a decrease in the value of the Company’s common stock.

•	The Company may not adequately assess the risks inherent in a particular acquisition candidate or correctly assess the candidate’s potential contribution to the Company’s financial performance.

•	The Company may need to divert more management resources to integration of an acquired business than it planned, which may adversely affect its ability to pursue other more profitable activities.

•	The difficulties of integrating an acquired business may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate backgrounds and combining different corporate cultures.

•	The Company may not eliminate as many redundant costs as it anticipated in selecting acquisition candidates.

•	Changes in activity levels in the Company’s core markets.

•	The Company may not be able to effectively manage any continued growth.

•	The business is subject to risks associated with international transactions.

•	The Company depends upon intellectual property rights and risk having our rights infringed.

•	The estimated backlog is not necessarily indicative of revenues that will actually be realized under the contracts.

•	The Company’s quarterly operating results may vary significantly from quarter to quarter.

•	The market price of the Company’s common stock may be volatile.

These forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which may not be realized. Because of the number and range of the assumptions underlying the Company’s forward-looking statements, many of which are subject to significant uncertainties and contingencies beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this document. These forward-looking statements are based on current information and expectation, and the Company assumes no obligation to update. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular forward-looking statement should not be regarded as a representation by the Company or any other person that these estimates will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While the Company currently does not have significant European operations, its customer base is expanding outside the U.S. and therefore certain contracts now and in the future will likely be denominated in currencies other than the U.S. dollar. As a result, the Company’s financial results could be affected by factors such as foreign currency exchange rates for contracts denominated in currencies other than the U.S. dollar. To mitigate the effect of changes in foreign currency exchange rates, the Company may hedge this risk by entering into forward foreign currency contracts. As of September 30, 2004, virtually all of the Company’s contracts were denominated in U.S. dollars. One contract was denominated in Euros that was hedged. As the Company enters into new foreign currency based contracts in the future, it may employ similar hedging contracts. The fair value of the Company’s hedge at September 30, 2004 reflected an unrealized gain of approximately $84,536.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Integral Systems, Inc.

We have audited the accompanying consolidated balance sheet of Integral Systems, Inc. (A Maryland corporation) (the Company), as of September 30, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integral Systems, Inc., as of September 30, 2004, and the consolidated results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Vienna, Virginia

November 22, 2004

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Board of Directors

Integral Systems, Inc.

We have audited the accompanying consolidated balance sheet of Integral Systems, Inc. and subsidiaries as of September 30, 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integral Systems, Inc. and subsidiaries as of September 30, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, Virginia

November 21, 2003

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2004 and 2003

	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$18,198,832	$22,526,718
Marketable securities, net	29,060,396	28,188,935
Accounts receivable, net	39,434,793	31,813,381
Employee receivables and other receivables	193,722	412,936
Inventories	1,312,161	973,702
Prepaid expenses	632,595	361,743
Notes receivable - current portion	263,913	257,583
Deferred income taxes – current portion	855,700	876,585

Total current assets	89,952,112	85,411,583
Property and equipment, net	3,557,133	3,925,115
Notes receivable – long term portion	300,338	430,917
Goodwill	33,256,186	25,715,264
Intangible assets, net	637,493	1,419,522
Software development costs, net of accumulated amortization	4,591,904	5,754,971
Deposits and deferred charges	171,275	135,827

Total assets	$132,466,441	$122,793,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable – trade	$5,491,629	$4,544,677
Accrued expenses	13,893,662	12,507,716
Capital leases payable – current portion	35,119	32,270
Billings in excess of revenue for contracts in progress	5,581,124	7,009,629
Income Taxes Payable	672,148	601,978

Total current liabilities	25,673,682	24,696,270
Capital leases payable – long-term portion	25,119	60,238
Deferred income taxes – long-term portion	1,428,344	2,408,105

Total liabilities	27,127,145	27,164,613

Stockholders’ Equity
Common stock, $.01 par value, 40,000,000 shares authorized, and 9,944,494 and 9,723,802 shares issued and outstanding	99,445	97,238
Additional paid-in capital	81,201,927	77,019,957
Retained earnings	24,010,558	18,588,185
Accumulated other comprehensive income (loss)	27,366	(76,794)

Total stockholders’ equity	105,339,296	95,628,586

Total liabilities and stockholders’ equity	$132,466,441	$122,793,199

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended September 30, 2004, 2003 and 2002

	2004	2003	2002
Revenue	$90,311,277	$82,585,064	$50,922,741
Cost of Revenue
Direct labor	19,341,669	17,780,499	13,229,088
Overhead costs	14,231,494	12,959,576	9,552,535
Travel and other direct costs	2,428,071	2,397,185	1,958,575
Direct equipment & subcontracts	23,783,487	22,237,986	12,891,703

Total cost of revenue	59,784,721	55,375,246	37,631,901

Gross margin	30,526,556	27,209,818	13,290,840
Selling, general & administrative	12,657,227	11,465,932	8,866,438
Research & development	3,690,795	2,664,159	361,921
Product amortization	3,045,524	2,988,924	2,182,910
Intangible asset amortization	782,029	1,289,060	62,500

Income from operations	10,350,981	8,801,743	1,817,071
Other income (expense)
Interest income	616,382	594,551	929,243
Interest expense	(7,145)	(9,345)	(15,351)
Gain on sale of marketable securities	45,604	139,797	1,216,031
Impairment loss on marketable securities	—	(1,364,180)	—
Miscellaneous, net	(400,881)	(279,939)	(176,791)

Total other income (expense)	253,960	(919,116)	1,953,132
Income before income taxes	10,604,941	7,882,627	3,770,203
Provision for income taxes	3,843,943	2,864,027	1,146,788

Net income	$6,760,998	$5,018,600	$2,623,415

Weighted avg. number of common shares:
Basic	9,895,357	9,713,321	9,174,831
Diluted	10,150,348	9,859,557	9,232,619
Earnings per share (basic)	$0.68	$0.52	$0.29

Earnings per share (diluted)	$0.67	$0.51	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended September 30, 2004, 2003 and 2002

	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance September 30, 2001	9,071,113	$90,711	$63,246,985	$15,095,953	$(257,008)	$78,176,641
Comprehensive income	—	—	—	—	—	—
Net income	—	—	—	2,623,415	—	2,623,415
Unrealized loss on marketable securities (net of deferred tax benefit of $324,069)	—	—	—	—	(249,869)	(249,869)

Total comprehensive income	—	—	—	—	—	2,373,546
Repurchased shares	(10,800)	(108)	(74,988)	(120,326)	—	(195,422)
Stock options exercised	262,470	2,625	1,226,822	—	—	1,229,447
Tax benefit of stock options exercised	—	—	671,968	—	—	671,968

Balance September 30, 2002	9,322,783	$93,228	$65,070,787	$17,599,042	$(506,877)	$82,256,180
Comprehensive income
Net income	—	—	—	5,018,600	—	5,018,600
Unrealized gain on marketable securities (net of deferred tax of $59,844)	—	—	—	—	23,269	23,269
Reclassification adjustment on marketable securities	—	—	—	—	483,344	483,344
Unrealized loss on foreign currency exchange contracts	—	—	—	—	(105,379)	(105,379)
Cumulative currency translation adjustment	—	—	—	—	28,849	28,849
Total comprehensive income	—	—	—	—	—	5,448,683
Repurchased shares	(331,721)	(3,318)	(2,265,145)	(4,029,457)	—	(6,297,920)
Shares issued to acquire RT Logic	709,676	7,097	13,742,903	—	—	13,750,000
Stock options exercised	23,064	231	330,126	—	—	330,357
Tax benefit of stock options exercised	—	—	141,286	—	—	141,286

Balance September 30, 2003	9,723,802	$97,238	$77,019,957	$18,588,185	($76,794)	$95,628,586
Comprehensive income
Net income	—	—	—	6,760,998	—	6,760,998
Unrealized gain on marketable securities (net of deferred tax of $9,297)	—	—	—	—	14,545	14,545
Unrealized gain on foreign currency exchange contracts	—	—	—	—	84,536	84,536
Cumulative currency translation adjustment	—	—	—	—	5,079	5,079

Total comprehensive income	—	—	—	—	—	6,865,158
Repurchased shares	(16,750)	(167)	(126,876)	(150,344)	—	(277,387)
Shares issued for fiscal 2003 RT Logic earnout	209,926	2,099	3,817,924	—	—	3,820,023
Stock options exercised	27,516	275	459,113	—	—	459,388
Tax benefit of stock options exercised	—	—	31,809	—	—	31,809
Cash dividends ($0.03 per share)	—	—	—	(1,188,281)	—	(1,188,281)

Balance September 30, 2004	9,944,494	$99,445	$81,201,927	$24,010,558	$27,366	$105,339,296

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$6,760,998	$5,018,600	$2,623,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,591,684	5,873,013	3,583,351
Bad debt expense	66,132	(240,000)	232,507
Gain on sale of marketable securities	(45,604)	(139,797)	(1,216,031)
Impairment of marketable securities	—	1,364,180	—
Loss on disposal of fixed assets	43,518	27,237	34,344
(Benefit) Provision for deferred income taxes	(742,771)	(724,474)	437,279
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and other receivables	(7,468,330)	(9,457,626)	1,749,891
Prepaid expenses and deposits	(306,300)	326,045	(713,919)
Inventories	(478,890)	700,328	—
Accounts payable	946,952	(2,444,541)	(1,658,281)
Accrued expenses	(3,074,396)	93,125	(72,698)
Billings in excess of revenue	(1,428,505)	2,437,931	82,693
Income taxes payable, net	840,986	4,388,552	1,324,677

Total adjustments	(6,055,524)	2,203,973	3,783,813

Net cash (used in) provided by operating activities	705,474	7,222,573	6,407,228

Cash flows from investing activities:
Purchases of marketable securities	(18,550,000)	—	(7,697,927)
Sale of marketable securities	17,747,986	18,302,778	19,508,926
Issuance of Notes Receivable	—	(400,000)	—
Proceeds from payments on notes receivable	124,249	5,242,806	112,496
Acquisition of fixed assets	(1,439,669)	(1,398,029)	(1,349,396)
Software development costs	(1,882,455)	(2,253,255)	(3,625,621)
Net advances to Newpoint Technologies	—	—	(448,332)
Acquisition of Newpoint Technologies	—	—	(118,749)
Acquisition of RT Logic, net of cash received	—	(13,414,315)	—
Acquisition of J&T antenna assets	—	(35,629)	—

Net cash (used in) provided by investing activities	(3,999,889)	6,044,356	6,381,397

Cash flows from financing activities:
Proceeds from issuance of common stock	459,388	330,357	1,229,448
Stock repurchase	(277,387)	(6,297,920)	(195,422)
Dividend payments	(1,188,281)	—	—
Notes payable	—	(802,190)	—
Payments on capital lease obligations	(32,270)	(29,653)	(137,791)

Net cash provided by (used in) financing activities	(1,038,550)	(6,799,406)	896,235

Effect of currency translation	5,079	(5,168)	—
Net increase (decrease) in cash and cash equivalents	(4,332,965)	6,467,523	13,684,860
Cash and cash equivalents - beginning of year	22,526,718	16,064,363	2,379,503

Cash and cash equivalents - end of year	$18,198,832	$22,526,718	$16,064,363

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2004, 2003 and 2002

1.	Summary of Significant Accounting Policies

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

Through its wholly owned subsidiaries, SAT Corporation (“SAT”) and Newpoint Technologies Inc. (“Newpoint”), the Company offers complementary ground system components and systems. This includes turnkey systems, hardware, and software for satellite and terrestrial communications signal monitoring, network and ground equipment monitoring and control, and satellite data processing.

Through its wholly owned subsidiary, Real Time Logic, Inc. (“RT Logic”), which was acquired in October 2002, the Company manufactures satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories, and range facilities.

In July 2003, the Company acquired the intellectual property rights, inventory and certain other assets of the former Jackson & Tull Satellite Ground Systems division. The acquisition was an extension of the satellite ground systems business segment and enabled the Company to be a “turnkey” provider of full motion antennas and RF systems used for tracking low earth orbiting satellites and launch vehicles as well as aeronautical telemetry range operations. Effective November 1, 2004, the Company disposed of the intellectual property rights, inventory and certain other assets relating to this division. See Footnote 2 of the Notes to the Consolidated Financial Statements included elsewhere herein for more information.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SAT, Newpoint (see Note 2), RT Logic (see Note 2), and ISI Europe. All significant intercompany transactions have been eliminated in consolidation.

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

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2004, 2003 and 2002

1.	Summary of Significant Accounting Policies (continued)

Contract Revenue

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

Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on contracts in progress are made in the period in which they become determinable. Changes in job performance, job conditions, and estimated profitability, including final contract settlements, may result in revisions to costs and income and are recognized in the period in which the need for such revisions are determined. The Company’s contracts vary in length from one to seven years after September 30, 2004.

The fees under certain government contracts may be increased or decreased in accordance with cost or performance incentive provisions that measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue at the time the amounts can be reasonably determined.

Unbilled accounts receivable represents revenue recognized in excess of amounts billed. Billings in excess of revenue for contracts in progress are recorded as deferred revenue until the revenue recognition criteria are met.

The reserve for doubtful accounts is determined based upon management’s best estimate of potentially uncollectible accounts receivable.

Sale of Software Products

Most of the Company’s contracts include the license of proprietary software products. Sales of the Company’s software products take many forms. The Company sells (1) software only (a “Software-Only Sale”), (2) software and services together, or (3) software, services and hardware together. In addition, depending on a customer’s requirements, the Company may or may not provide post-contract customer support (“PCS”).

The Company’s recognition of revenue for sales of Company software products depends on customer requirements and the nature of the contracts involved. In accordance with SOP 97-2, “Software Revenue Recognition”, for a Software-Only Sale, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangements exists, delivery has occurred, the vendor’s fee is fixed or determinable and collectibility is probable. In situations where software is sold together with services and/or hardware, the Company recognizes software license revenue on a percentage of completion basis.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2004, 2003 and 2002

1.	Summary of Significant Accounting Policies (continued)

Sale of Software Products (continued)

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

Impairment of Long-Lived Assets

Pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates the recoverability of its long-lived assets. This evaluation consists of a comparison of the carrying value of the assets with the assets’ expected future cash flows, undiscounted and without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow, undiscounted and without interest charges, exceeds the carrying value of the asset, no impairment is recognized. Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair market value, based on discounted future cash flows of the related assets.

Goodwill

The Company’s acquisition of other companies has resulted in the acquisition of certain intangible assets and goodwill. Goodwill is subject to impairment to the extent the Company’s operations experience significant negative results. These negative results can be the result of the Company’s individual operations or negative trends in the Company’s industry or in the general economy, which impact the Company. To the extent the Company’s goodwill is determined to be impaired then these balances are written down to their estimated fair value on the date of the impairment. The Company conducts an annual, or sooner if the situation warrant review for impairment. Determining when an impairment has occurred involves a significant amount of judgment. Management bases its judgment on a number of factors including viability of the businesses acquired, their integration into the Company’s operations, the market in which those businesses operate and their projected future results, cash flow projections, and numerous other factors. In September 2004, the Company performed it’s annual review for impairment and determined that goodwill was not impaired.

Depreciation and Amortization

Property and equipment are stated at cost. The Company provides for depreciation and amortization by charges, using the straight-line method, to operating expenses at rates based on estimated useful lives as follows:

Classification	Estimated Useful Lives
Electronic equipment	3 Years
Furniture and fixtures	5 Years
Leasehold improvements	Life of lease
Software	3 Years

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2004, 2003 and 2002

1.	Summary of Significant Accounting Policies (continued)

Depreciation and Amortization (continued)

Maintenance and repair costs are charged to expense as incurred. Replacements and betterments are capitalized. At the time properties are retired or otherwise disposed of, the property and related accumulated depreciation or amortization accounts are relieved of the applicable amounts and any gain or loss is credited or charged to income.

Inventories

Inventories are priced at the lower of cost or market using the first in, first-out (FIFO) method of accounting. The Company acquired its entire inventory in fiscal 2003 from the acquisition of RT Logic and the Antenna Division. Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined. Inventories consist of the following as of September 30:

	2004	2003
Finished Goods	$849,682	$307,536
Work in process	36,039	188,882
Raw Materials	426,440	477,284

Total	$1,312,161	$973,702

Software Development Costs

The Company has capitalized costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis and has been recognized for those products available for market based on the products’ estimated economic lives of three to five years. Due to inherent technological changes in software development, however, the period over which such capitalized costs is being amortized may be modified.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares outstanding during the period. In accordance with Statement of Financial Accounting Standards No. 128 “Earnings Per Share,” the diluted earnings per share calculation includes 230,349 and 104,856 shares relating to the September 30, 2004 and September 30, 2003, respectively, contingent consideration payable to the former RT Logic shareholders in connection with the RT Logic acquisition agreement (see Footnote 2). The only other reconciling item between the shares used for basic and diluted earnings per share related to outstanding stock options. No reconciling items existed between the net income used for basic and diluted earnings per share.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2004, 2003 and 2002

1.	Summary of Significant Accounting Policies (continued)

Cash and Concentrations of Risk

The Company considers all highly liquid debt instruments purchased with a maturity of 45 days or less to be cash equivalents. Cash accounts are maintained primarily with one federally insured financial institution. Balances usually exceed insured limits, but management does not consider this to be a significant concentration of credit risk.

Major customer information and revenue by customer category is discussed in Note 3. Revenue from foreign sources, primarily with corporations located in Taiwan, Germany, Hong Kong, France and the United Kingdom, totaled $11.3 million, $10.4 million, and $10.7 million for the years ended September 30, 2004, 2003 and 2002, respectively. The Company has no significant long-lived assets located in foreign countries.

Fair Value of Financial Instruments

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

Stock Based Compensation

The Company recognizes expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any.

The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the years ended September 30, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Net income, as reported	$6,760,998	$5,018,600	$2,623,415
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	1,724,166	1,779,798	1,242,972
Add: Stock-based employee compensation included in net income	—	—	—

Pro forma net income (loss)	$5,036,832	$3,238,802	$1,380,443

Earnings per share:
As reported - basic	$0.68	$0.52	$0.29
- diluted	$0.67	$0.51	$0.28
Pro forma - basic	$0.51	$0.33	$0.15
- diluted	$0.50	$0.33	$0.15

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2004, 2003 and 2002

1.	Summary of Significant Accounting Policies (continued)

These pro forma amounts are not necessarily indicative of future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of additional stock options issued in future years.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides a model for how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The model requires that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the arrangements meet certain criteria. EITF 00-21 is effective for fiscal periods beginning after June 15, 2003. The Company’s implementation of the guidance contained in EITF 00-21 did not have a material effect on its financial condition, results of operations, or liquidity.

Reclassifications

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

2.	Acquisitions and Dispositions

Newpoint Technologies

On January 30, 2002, the Company completed its acquisition of Newpoint Technologies, Inc. (“Newpoint”). As consideration for all of the issued and outstanding shares of Newpoint, the Company agreed to make future contingent payments to the shareholders of Newpoint for the period beginning February 1, 2002 through September 30, 2005. The contingent payments are calculated every September 30 in the period from February 1, 2002 through September 30, 2005 based on a formula of net income and excess revenues as defined in the acquisition agreement. As of September 30, 2004, no contingent payments have been accrued.

RT Logic

On October 1, 2002, the Company acquired all of the issued and outstanding stock of RT Logic pursuant to an Agreement and Plan of Reorganization dated October 1, 2002 (the “Reorganization Agreement”). The primary reason for acquiring RT Logic was to expand the Company’s existing products into RT Logic’s government client base. The initial purchase price payable to the shareholders of RT Logic was $13.25 million in cash and 683,870 shares of the Company’s common stock. Pursuant to the Reorganization Agreement, in November 2002 the former shareholders of RT Logic received additional consideration of $500,000 in cash and 25,806 shares of the Company’s common stock. The Reorganization Agreement further provides that the former RT Logic shareholders will be entitled to receive contingent consideration, which is payable in the event that RT Logic’s business meets certain earnings performance targets during a period of up to four years following the acquisition. One-half of any contingent consideration will be payable in cash and the remainder will be payable in shares of the Company’s common stock. Any shares of the Company’s common stock issued in connection with the contingent consideration will be valued based on a 30-trading-day average leading up to the end of each applicable earn-out period. The contingent consideration is subject to claims by the Company under the indemnification provisions of the Reorganization Agreement. For the year ended September 30, 2003 and pursuant to the Reorganization

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2004, 2003 and 2002

2.	Acquisitions and Dispositions (continued)

Agreement, in January 2004 the former shareholders of RT Logic received additional consideration of $3.8 million in cash and 209,926 shares of the Company’s common stock. For the year ended September 30, 2004 and pursuant to the Reorganization Agreement, in January 2005, the former shareholders of RT Logic will receive additional consideration of $4.2 million in cash and 230,349 shares of the Company’s common stock. These amounts have been included in Other Accrued Expenses on the balance sheet. Additionally, the 230,349 and 104,856 shares that are issueable are included in the Company’s diluted earnings per share computation for the years ended September 30, 2004 and 2003 respectively.

Antenna Systems Division

On July 23, 2003, the Company completed its acquisition of the intellectual property rights, inventory and certain other assets of the former Jackson & Tull Satellite Ground Systems division. As consideration, the Company agreed to make future contingent payments to Jackson & Tull for the period from July 23, 2003 to September 30, 2006. The contingent payments are calculated every September 30 beginning September 30, 2004 based on pretax income as defined in the acquisition agreement. As of September 30, 2004, no contingent payments have been accrued. Additionally, the Company loaned Jackson & Tull $400,000 to pay off certain vendor obligations that had been incurred prior to the purchase in exchange for a $400,000 promissory note. The promissory note accrues interest at a rate of 6% per annum and is payable in three equal installments of $133,333 plus accrued interest due on December 31 of each of 2004, 2005 and 2006.

Under the terms of the promissory note, Jackson & Tull has elected to make equal monthly payments in the amount of $15,114 beginning January 1, 2005 in lieu of making the required lump sum payment that would have been due at December 31, 2004.

On November 17, 2004, the Company disposed of the intellectual property rights, inventory and certain other assets of Antenna Systems division to LJT & Associates, Inc. of Montgomery, Alabama (LJT). The disposition is effective November 1, 2004. As consideration, LJT agreed to pay the Company $215,000 and executed a promissory note requiring payment of that sum in eight equal installments of $26,875 due on July 1 and January 1 beginning on July 1, 2005. As additional consideration, LJT agreed to make future contingent payments to the Company for the period beginning November 1, 2004 through December 31, 2006. The contingent payments are calculated every December 31 beginning December 31, 2005 based on pretax income as defined in the acquisition agreement. Under the asset sale agreement, the Company will continue to fulfill its obligations under existing customer contracts but will engage LJT as a subcontractor to perform the actual work. The Company does not expect to record a material gain or a loss as a result of this transaction.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2004, 2003 and 2002

3.	Accounts Receivable and Revenue

Accounts receivable at September 30, 2004 and 2003, consist of the following:

	2004	2003
Billed
Government services
Prime contracts	$5,989,131	$1,217,361
Subcontracts	5,949,097	9,084,432
Commercial products and services	3,179,379	2,514,433
Allowance for doubtful accounts	(150,000)	(83,868)

Total billed	14,967,607	12,732,358

Unbilled
Government services
Prime contracts	12,265,031	8,015,945
Subcontracts	5,278,047	5,475,838
Commercial products and services	6,924,108	5,589,240

Total unbilled	24,467,186	19,081,023

Total accounts receivable, net	$39,434,793	$31,813,381

Unbilled accounts receivable include amounts arising primarily from the use of the percentage-of-completion or other methods of recognizing revenue that differ from contractual billing terms. Substantially all unbilled receivables are expected to be billed and collected in one year.

The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts funded by the U.S. Government, as well as commercial and international organizations. During the years ended September 30, 2004, 2003 and 2002, approximately 76%, 76%, and 60%, respectively, of the Company’s revenue was from government services, primarily the United States Air Force (USAF) and the National Oceanic and Atmospheric Administration (NOAA). The remaining revenue is from commercial products and services.

In June 2004, Integral Systems filed a claim in the amount of $1.8 million against NOAA. The claim arose under a contract from NOAA to provide the Data Collection System Automated Processing System II (DAPS-II System). As of September 30, 2004 unbilled accounts receivable includes approximately $1.1 million associated with the claim.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2004, 2003 and 2002

4.	Marketable Securities

The following summarizes the Company’s investments in debt and equity securities at September 30, 2004 and 2003:

2004	Cost	Gross Unrealized Gain/(Loss)	Fair Market Value
State Debt Securities	$10,911,000	$—	$10,911,000
Preferred Stock	18,000,000	—	18,000,000
Common Stock	125,554	23,842	149,396

Total	$29,036,554	$23,842	$29,060,396

2003	Cost	Gross Unrealized Gain/(Loss)	Fair Market Value
State Debt Securities	$17,986,000	$—	$17,986,000
Preferred Stock	10,000,000	—	10,000,000
Common Stock	203,366	(431)	202,935

Total	$28,189,366	$(431)	$28,188,935

The investments in variable rate State of Maryland debt securities and Banc of America Preferred Funding Corporation “Dividends Received Eligible Auction Market” preferred stock (“DREAMS”) are carried at cost, which approximates fair market value. The investment in common stock is based on quoted market price. At September 30, 2004 and September 30, 2003, the unrealized gain of $23,842 and unrealized loss of $431, respectively, from the investment in common stock is reported in stockholders’ equity as other comprehensive income (loss), net of deferred tax expense of $9,297 and deferred tax benefit of $168, respectively.

During fiscal year 2004 and 2003, the Company sold common stock and municipal bonds that resulted in net gains of $45,604 and $139,797, respectively. The gains were determined using the specific identification method.

During fiscal year 2003, the Company recorded other expense of approximately $1.4 million related to its investment in the common stock of Loral Space and Communications Ltd (“LOR”). LOR filed a voluntary petition for bankruptcy under Chapter 11 of the Federal Bankruptcy Code on July 15, 2003. As a result of this filing, the Company believed that its investment in this entity has been permanently impaired and wrote down its carrying value to $53,595 as of September 30, 2003.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2004, 2003 and 2002

5.	Property and Equipment

Property and equipment as of September 30, 2004 and 2003 are as follows:

	2004	2003
Machinery and electronic equipment	$4,884,764	$4,814,843
Furniture and fixtures	876,255	776,323
Leasehold improvements	1,345,634	971,965
Software	846,413	724,537

Total property and equipment	7,953,066	7,287,668
Less: accumulated depreciation and amortization	(4,395,933)	(3,362,553)

Property and equipment, net	$3,557,133	$3,925,115

Depreciation expense for the years ended September 30, 2004, 2003, and 2002 was $1,764,133, $1,595,029, and $1,337,941, respectively.

6.	Goodwill and Intangibles

The following summarizes the Company’s goodwill and intangibles at September 30, 2004 and 2003:

	2004	2003
Goodwill	$33,256,186	$25,715,264
Intangibles
Technology	1,150,000	1,150,000
Customer Base	1,621,082	1,621,082

Subtotal	36,027,268	28,486,346
Less: Accumulated Amortization	2,133,589	1,351,560

Goodwill and Intangibles, net	$33,893,679	$27,134,786

The identified intangible assets have an estimated useful life ranging from 18 months to five years. Amortization expense for the years ended September 30, 2004, 2003 and 2002 was $782,029, $1,289,060 and $62,500, respectively. Future amortization expense is as follows:

2005:	$275,000
2006:	212,500
2007:	149,993

Total	$637,493

7.	Software Development

Software development costs as of September 30, 2004 and 2003 consist of the following:

	2004	2003
Costs incurred	$18,236,601	$16,354,146
Less: accumulated amortization	(13,644,697)	(10,599,175)

Software development costs, net	$4,591,904	$5,754,971

Amortization expense for the years ended September 30, 2004, 2003 and 2002, was $3,045,522, $2,988,924 and $2,182,910, respectively.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2004, 2003 and 2002

8.	Line of Credit

The Company has a line of credit agreement with a local bank for $10,000,000 for general corporate purposes. Borrowings under the line of credit are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4%, based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company’s billed and unbilled accounts receivable, inventory, equipment, and insurance proceeds and has certain financial covenants, including minimum net worth and liquidity ratios. The line of credit expires on February 28, 2006. The Company had no balance outstanding at September 30, 2004 and 2003.

The Company had letters of credit amounting to $490,000, $230,000 and $270,000 as of September 30, 2004, 2003 and 2002, respectively, with certain banks relating to leased facilities. In addition, the Company had letters of credit amounting to $3.7 million, $2.6 million and $3.1 million as of September 30, 2004, 2003 and 2002, respectively, with a bank relating to obligations on certain contracts.

9.	Accrued Expenses

Accrued expenses at September 30, 2004 and 2003, consist of the following:

	2004	2003
Accrued payroll and withholdings	$2,546,606	$2,339,109
Accrued vacation	1,859,501	1,497,817
Accrued profit sharing	927,505	932,815
Accrued earnout (RT Logic)	8,372,738	7,632,242
Other accrued expenses	187,312	105,733

Total accrued expenses	$13,893,662	$12,507,716

10.	Commitments and Contingencies

Capital Leases

The Company has a $2,000,000 equipment lease line of credit under which the Company can sell equipment and lease it back for a period of three years. The line expires in May 2006. The Company incurred capital lease obligations when it entered into new leases for equipment. There were no capital lease additions for the years ended September 30, 2004, 2003 and 2002, respectively. Future payments under the capital lease obligations at September 30, 2004, are as follows:

Years ending September 30, 2005	$38,877
2006	25,918

Total payments	64,795
Less amount representing interest at 8.8% per annum	(4,557)

Present value of future lease payments	$60,238

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2004, 2003 and 2002

10.	Commitments and Contingencies (continued)

Operating Leases

The Company leases office space in Maryland, Colorado, California, New Hampshire, South Carolina and Toulouse, France. The current leases for offices in the United States expire in 2009, 2010, 2009, and 2005, respectively. The current leases for offices in France expire in 2009 and 2011. Approximate future minimum lease payments under the office leases are as follows:

Years ending September 30, 2005	$1,653,000
2006	1,470,000
2007	1,459,000
2008	1,508,000
2009	1,179,000
Thereafter	269,000

Total payments	$7,538,000

Lease payments do not include operating expenses or utilities, which are adjusted annually. Rent expense was $2,199,696, $2,250,047 and $1,581,516 for the years ended September 30, 2004, 2003 and 2002, respectively.

Government Contracts

A significant portion of the Company’s revenues represent payments made by the U.S. Government and by contractors that have prime contracts with the U.S. Government. Certain of these revenues are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). Audits by the DCAA have been completed on the Company’s contracts and subcontracts through the year ended September 30, 2002. RT Logic, Inc. has been audited by DCAA through March 31, 2000. Management is of the opinion that any disallowances of costs for subsequent fiscal years by the government auditors will not materially affect the Company’s financial statements.

11.	Income Taxes

For the years ended September 30, 2004, 2003 and 2002, the provision for income taxes consists of the following:

	2004	2003	2002
Current tax expense
Federal	$3,732,659	$2,891,434	$626,545
State	854,056	697,067	82,964

	4,586,715	3,588,501	709,509
Deferred tax (benefit) expense	(742,771)	(724,474)	437,279

Total provision	$3,843,944	$2,864,027	$1,146,788

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2004, 2003 and 2002

11.	Income Taxes (continued)

At September 30, 2004 and 2003, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	Asset (Liability)
	2004	2003
Purchase accounting	$(187,045)	$(240,630)
Depreciation and amortization	(2,140,458)	(2,685,234)
Vacation accrual	657,745	570,249
Allowance for doubtful accounts	58,500	32,708
Impairment of marketable securities	309,817	532,030
Unrealized loss on marketable securities	(9,130)	168
Unbilled revenue	—	(17,940)
NOL carry forwards	712,114	801,803
R&D credits	—	439,735
Accrued commissions	25,813	—
Deferred Tax Asset/(Liability) Subtotal	(572,644)	(567,111)
Valuation Allowance – long term	—	(964,410)

Net Deferrred Tax Asset/(Liability)	$(572,644)	$(1,531,520)

Due to the purchase of RT Logic, the Company acquired State and Federal Net Operating Loss (“NOL”) carry forwards in the amount of $9.1 million and $296,000 respectively as well as $440,000 of R&D credits. FAS109 requires a valuation allowance if it is “more likely than not” that a deferred tax asset will not be realized. Accordingly, the deferred tax assets related to these RT Logic acquired NOL’s and R&D credits were fully reserved via a valuation allowance due primarily to limitations under the Internal Revenue Code at September 30, 2003. During fiscal year 2004, it was determined that the deferred tax asset would be realized; as a result, the reserve for the valuation allowance was adjusted accordingly. Including these NOL’s the Company has approximately $11.8 million of state NOL’s which expire between 2010 and 2022. All federal NOL’s have been realized.

The temporary differences are presented in the balance sheet as follows:

	Asset (Liability)
	2004	2003
Deferred income tax asset – current portion	$855,700	$876,585
Deferred income tax liability – long term portion	(1,428,344)	(2,408,105)

Net Deferrred Tax Asset/(Liability)	$(572,644)	$(1,531,520)

The effective income tax rates differ from the statutory U.S. income tax rate due principally to the following:

	2004	2003	2002
Federal statutory rate	34.0%	34.0%	34.0%
State tax, net of federal income tax benefit	4.2	4.8	2.9
Tax benefit of tax free investment income	(.6)	(1.4)	(6.5)
Other	(1.4)	(1.1)	—

Effective rate	36.2%	36.3%	30.4%

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2004, 2003 and 2002

12.	Profit Sharing and Employee Benefits Plans

The Company has a profit sharing and 401(k) plan for the benefit of substantially all employees. Profit sharing contributions consist of discretionary amounts determined each year by the Board of Directors of the Company based upon net profits for the year and total compensation paid. The 401(k) feature allows employees to make elective deferrals not to exceed 25% of compensation. The Company also has a money purchase plan, which obligates the Company to contribute 5% of eligible salaries under the plan. For the years ended September 30, 2004, 2003 and 2002, contributions to the plans totaled $3,077,697, $2,570,451, and $1,832,550, respectively.

13.	Stock Option Plans

Effective May 1, 2002, the Company established the 2002 Stock Option Plan to create additional incentives for the Company’s employees, consultants and directors to promote the financial success of the Company. The Stock Option Committee of the Board of Directors has sole authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock under this plan. The maximum number of shares of common stock that may be issued pursuant to the 2002 Stock Option Plan is 750,000. The exercise price of each option is set at the stock’s closing price on the date the option is granted by the Stock Option Committee of the Board of Directors. Options expire no later than ten years from the date of grant (five years for greater-than-10% owners) or three months after employment ceases, whichever occurs first, and vest from one to five years.

Prior to adoption of the 2002 Stock Option Plan, which was effective May 25, 1988 and amended on January 1, 1994 and May 8, 1998, the Company established the 1988 Stock Option Plan. This plan was created to provide additional incentives for the Company’s employees, consultants and directors to promote the financial success of the Company. The Stock Option Committee of the Board of Directors has sole authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock under this plan. At September 30, 2004, the maximum number of shares of common stock which may be issued pursuant to the 1988 Stock Option Plan was 1,800,000. The exercise price of each option was set at the stock’s closing price on the date the option was granted by the Stock Option Committee of the Board of Directors. Options expire no later than ten years from the date of grant (five years for greater-than 10% owners) or three months after employment ceases, whichever comes first, and vest from one to five years. Pursuant to the approval by stockholders at the April 17, 2002 Annual Meeting of the Shareholders, no further options were granted after April 30, 2002 under the 1988 Stock Option Plan.

The Company has reserved for issuance an aggregate of 662,500 shares of Common Stock under the 1988 Stock Option Plan and 750,000 under the 2002 Stock Option Plan.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2004, 2003 and 2002

13.	Stock Option Plan (continued)

The following table summarizes the Company’s activity for all of its stock option awards during the years ended September 30, 2004, 2003 and 2002:

	Shares	Weighted Average Exercise Prices
Options outstanding, September 30, 2001	949,100	$14.95
Granted	308,750	$20.96
Exercised	(262,470)	$4.68
Cancelled	(56,950)	$19.62

Options outstanding, September 30, 2002	938,430	$19.49
Granted	301,300	$18.98
Exercised	(23,064)	$14.30
Cancelled	(29,950)	$18.62

Options outstanding September 30, 2003	1,186,716	$19.49
Granted	265,850	$18.09
Exercised	(27,516)	$16.69
Cancelled	(39,450)	$19.76

Options outstanding September 30, 2004	1,385,600	$19.27

The following table summarizes additional information about stock options outstanding at September 30, 2004:

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 2.00 – 19.99	944,900	3.28 Years	$18.25	449,360	$18.21
$20.00 – 39.99	438,200	3.08 Years	$21.31	240,150	$21.43
$40.00 – 45.00	2,500	0.28 Years	$43.48	2,500	$43.48

	1,385,600	3.21 Years	$19.27	692,010	$19.41

The fair value of the options granted is estimated on the date of the grant using the Black-Scholes options pricing model. The following table shows the assumptions used for the grants that occurred in each fiscal year.

	2004	2003	2002
Expected volatility	57.7%	55.6%	50%
Risk free interest rate	3.9%	2.9%	5.0%
Dividend yield	.01%	None	None
Expected lives	5.92 years	5 years	5 years

The weighted average fair values of options granted during the years ended September 30, 2004, 2003 and 2002, were $10.34, $10.45 and $10.33, respectively.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2004, 2003 and 2002

14.	Stockholder’s Equity Transactions

During fiscal years 2004, 2003 and 2002, the Company reacquired 16,750, 331,721 and 10,800 shares of its stock for a total cost of $277,388, $6,297,920, and $195,422, respectively.

15.	Foreign Currency Exchange Contracts

The Company periodically uses foreign currency exchange contracts to hedge risk associated with its European long-term contracts. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” all derivative instruments must be recorded on the balance sheet as an asset or liability with any gain or loss recorded as a component of accumulated other comprehensive income until recognized in earnings. The fair value of the exchange contracts is based upon quoted market prices. If a derivative does not qualify for hedge accounting the gain or loss is recorded through earnings. For the years ended September 30, 2004 and 2003, the Company recorded an unrealized gain of $84,536 and an unrealized loss of $105,380 respectively, as accumulated other comprehensive income with an offsetting amount recorded in accrued liabilities. The Company anticipates that within the next year this full amount will be reclassified from other comprehensive income into earnings as these hedges expire. The Company also recorded a realized loss of $14,884 during the same period, which related to hedges settled during the period.

16.	Supplemental Cash Flow Information

For the years ended September 30, 2004, 2003 and 2002, income taxes paid were $3,766,212, $1,945,474 and $142,558, respectively, and interest expense paid was $7,145, $9,345 and $15,351, respectively.

17.	Business Segment Information

The Company now operates in four business segments:

•	Satellite Ground Systems; (Integral)

•	Satellite & Terrestrial Communications Signal Monitoring (CSM); (SAT)

•	Equipment Monitoring and Control; (Newpoint) and

•	Space Communication Systems RT Logic).

The Company and ISI Europe build satellite ground systems for command and control, integration and test, data processing, and simulation.

Through its wholly owned subsidiary, SAT, the Company offers turnkey systems and software for satellite and terrestrial CSM.

The Company provides equipment monitoring and control software to satellite operators and the telecommunications industry through its wholly owned subsidiary Newpoint.

Through its wholly owned subsidiary, RT Logic, the Company manufactures satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories, and range facilities.

The accounting policies of the segments are the same as those described in Note 1. The Company evaluates the performance of each segment based on operating income. There are no inter-segment allocations of overhead and all corporate-level expenses are included in the Satellite Ground Systems segment.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2004, 2003 and 2002

17.	Business Segment Information (continued)

Summarized financial information by business segment is as follows:

	Fiscal Year Ended Sept. 30, 2004	Fiscal Year Ended Sept. 30, 2003	Fiscal Year Ended Sept. 30, 2002[1]
Revenue
Satellite ground systems	$61,178,702	$56,764,879		$44,662,897
Satellite ground systems – intersegment	1,527,433	2,723,490		639,945
Satellite & terrestrial CSM	4,310,322	3,399,016		3,778,011
Satellite & terrestrial CSM – intersegment	285,573	15,753		N/A
Equip. monitoring & control	2,000,833	2,279,535		2,481,833
Equip. monitoring & control – intersegment	758,947	79,941		N/A
Space communication systems	22,821,420	20,141,634		N/A
Space communication systems – intersegment	3,444,505	3,027,066		N/A
Elimination of Intersegment Sales	(6,016,458)	(5,846,250)		(639,945)

Total Revenue	$90,311,277	$82,585,064		$50,922,741

Operating Income
Satellite ground systems	$2,049,649	$3,671,760		$3,657,100
Satellite ground systems – intersegment	6,601	6,750		15,416
Satellite & terrestrial CSM	(602,431)	(1,454,077)		(1,121,880)
Satellite & terrestrial CSM – intersegment	(18,700)	14,690		N/A
Equip. monitoring & control	26	(914,125)		(718,149)
Equip. monitoring & control – intersegment	6,046	N/A		N/A
Space communication systems	8,903,737	7,496,904		N/A
Space communication systems – intersegment	(547)	(8)		N/A
Elimination of intersegment	6,600	(20,151)		(15,416)

Total Operating Income	$10,350,981	$8,801,743		$1,817,071

Depreciation and amortization
Satellite ground systems	$3,632,729	$3,547,943		$2,909,257
Satellite & terrestrial CSM	735,899	755,060		540,694
Equip. monitoring & control	177,716	207,822		133,400
Space communication systems	1,045,340	1,362,188		N/A

Total Depreciation and Amortization	5,591,684	5,873,013		3,583,351

Goodwill
Satellite ground systems	$(238,971)	$(379,401)	$	N/A
Satellite & terrestrial CSM	N/A	N/A		N/A
Equip. monitoring & control	2,415,180	2,415,180		2,610,180
Space communication systems	31,079,977	23,679,486		N/A

Total Goodwill	33,256,186	25,715,265		2,610,180

Total Assets
Satellite ground systems	$85,749,840	$79,794,030		$94,527,721
Satellite & terrestrial CSM	3,484,641	2,676,717		3,504,343
Equip. monitoring & control	3,534,552	3,551,847		4,010,253
Space communication systems	54,784,950	49,354,624		N/A
Elimination of intersegment Accounts receivable	(15,087,542)	(12,584,019)		(5,425,462)

Total Assets	$132,466,441	$122,793,199		$96,616,855

1.	Includes eight (8) months ended September 30, 2002 for the equipment monitoring and control business segment.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Quarterly Financial Data (unaudited)

The Company’s first three quarters ended on December 31, March 31 and June 30. The fourth quarter ended on September 30, 2004.

The following tables contain selected unaudited Consolidated Statement of Operations data for each quarter of fiscal years 2004 and 2003 (in thousands, except per share amounts).

	Fiscal 2004 Quarter Ended
	December 31	March 31	June 30	September 30
Revenue	$20,054	$22,508	$22,632	$25,117
Gross margin	6,624	7,944	7,202	8,756
Income from Operations	1,894	2,716	2,137	3,604
Net Income	$1,174	$1,780	$1,384	$2,423
Earnings per share – basic	$0.12	$0.18	$0.14	$0.24
Earnings per share – diluted	$0.12	$0.18	$0.14	$0.24
Weighted average common and equivalent shares outstanding – basic	9,731	9,956	9,950	9,944
Weighted average common and equivalent shares outstanding – diluted	10,005	10,076	10,100	10,184

	Fiscal 2003 Quarter Ended
	December 31	March 31	June 30[1]	September 30
Revenue	$19,570	$19,956	$19,342	$23,717
Gross margin	5,616	6,874	6,347	8,373
Income from Operations	1,283	2,289	1,449	3,781
Net Income	$850	$1,485	$172	$2,512
Earnings per share – basic	$0.09	$0.15	$0.02	$0.26
Earnings per share – diluted	$0.09	$0.15	$0.02	$0.25
Weighted average common and equivalent shares outstanding – basic	9,700	9,710	9,718	9,724
Weighted average common and equivalent shares outstanding – diluted	9,743	9,758	9,781	9,954

1.	Net income for the quarter ended June 30, 2003 includes approximately $1.4 million of other expense related to an impairment of the Company’s investment in the common stock of Loral Space and Communication.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

a.	Changes in Accountants

On December 30, 2003, the Company dismissed Ernst & Young LLP (“Ernst & Young”) as the Company’s independent auditors and notified Ernst & Young of their dismissal.

On December 30, 2003, the Company engaged Grant Thornton LLP (“Grant Thornton”) as the Company’s independent auditors to audit the Company’s books and records for fiscal year 2004. Each of the dismissal of Ernst & Young and the engagement of Grant Thornton was recommended and approved by the Audit Committee of the Company on December 30, 2003.

b.	Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures.

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

As required by Rule 13a-15 under the Exchange Act, the Company’s management carried out an evaluation of any changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended September 30,2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer. Based upon that evaluation, the Company concluded that there was no change in the Company’s internal control over financial reporting during this period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s chief executive officer and chief financial officer, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position with the Company
Steven R. Chamberlain	Chairman of the Board,
Chief Executive Officer and Director
Thomas L. Gough	President, Chief Operating Officer and Director
Elaine M. Parfitt	Executive Vice President, Chief Financial Officer,
Secretary and Treasurer
Patrick R. Woods	Executive Vice President, Government Programs
Peter J. Gaffney	Executive Vice President, Commercial Products
Dominic A. Laiti	Outside Director
R. Doss McComas	Outside Director
Bonnie K. Wachtel	Outside Director

Directors of the Company serve until the next annual meeting of stockholders or until successors have been duly elected and qualified. Officers of the Company serve at the discretion of the Board of Directors.

Steven R. Chamberlain, 48, a Company founder, has been Chief Executive Officer and Chairman of the Board since June 1992 and a Director since 1982. He served as President from May 1988 until June 1992 and as Vice President from 1982 until he became President. From 1978 to 1982, Mr. Chamberlain was employed by OAO Corporation where he progressed from Systems Analyst to Manager of the Offutt Air Force Base field support office. Mr. Chamberlain holds a B.S. degree in Physics from Memphis State University and has done graduate work in Physics and Mathematics at Memphis State and the University of Maryland.

Thomas L. Gough, 55, became a member of the Company’s staff in January 1984. In March 1996, he was elected to the Board of Directors of the Company. He has served as President and Chief Operating Officer of the Company since June 1992. For three years before being named President, he served as Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Gough was employed by Business and Technological Systems, Inc., where he managed the Software Systems Division. From 1972 to 1977, he was employed by Computer Sciences Corporation, where he progressed from Programmer Analyst to Section Manager. Mr. Gough earned a B.S. degree from the University of Maryland with a major in Information Systems Management in the School of Business and Public Administration.

Elaine M. Parfitt, 41, joined the Company in 1983. She served as Staff Accountant/Personnel Administrator until January 1995, when she was promoted to Controller/Director of Accounting. In March 1997, Ms. Parfitt was appointed Vice President and Chief Financial Officer. In February 2000, she was appointed Secretary and Treasurer followed by her promotion to Executive Vice President in April of 2002. She holds a B.S. degree in Accounting from the University of Maryland and is a Certified Public Accountant.

Patrick R. Woods, 49, joined the Company in 1995 as Director of Program Development, and has been Executive Vice President, Government Programs since April 2002. Prior to becoming Executive Vice President, Mr. Woods served as Vice President of Government Programs from April 1998 until April 2002. From 1996 to April 1998, Mr. Woods served as Vice President, NOAA Programs. From 1994 to 1995, he worked for Space Systems/Loral (SS/L), and from 1985 to 1994, he worked for the Lockheed Martin Corporation (formerly Loral Aerospace). Mr. Woods served as the Director of Mission Operations for both SS/L and the AeroSys Division of Loral Aerospace. Mr. Woods holds a B.S. degree in Public Administration and a M.P.A. in Public Management from Indiana University.

Peter J. Gaffney, 44, joined the Company in 1986. In April 2002, Mr. Gaffney was promoted to Executive Vice President, Commercial Products. In February 2000, Mr. Gaffney was appointed Vice President, Commercial Products. From May 1999 until February 2000, Mr. Gaffney served as Vice President, Commercial Division. From 1986 to 1992, he worked on simulators for the Company’s DMSP and Tiros programs. In 1992, he became a project manager for EPOCH 2000 ground systems programs, which included the Command and Range Generator project for GE Americom, the Loral Skynet Telstar 3, 4, and 5 ground systems, and the Echostar 1, 2, 3, and 4 ground systems. Prior to joining Integral Systems, Mr. Gaffney was a design engineer for the General Electric Co., where he worked on the DSCS, Milstar, Landsat, and Spot satellite programs. Mr. Gaffney graduated from the University of Maryland in 1981 with a B.S. degree in Electrical Engineering.

Dominic A. Laiti, 72, has served as an outside director of the Company since July 1995. Mr. Laiti presently provides independent consulting services to several companies. He was founder, President and Director of Globalink, Inc. (an AMX company) from January 1990 to December 1994. He has over 30 years of experience in starting, building, and managing high-technology private and public companies with annual revenues from $2 million to over $120 million. Mr. Laiti was President of Hadron, Inc. from 1979 to 1989; Vice President of Xonics, Inc. from 1972 to 1979; and Vice President of KMS Industries from 1968 to 1972. He is a Director of Pantheon Software Inc.

R. Doss McComas, 50, has served as an outside director of the Company since July 1995. He is President of McComas Internet Inc., a supplier of sponsor/advertising supported community, educational, and alumni websites. Previously, he was Chairman of Plexsys International, President of Fortel Technologies, Inc., and held positions with COMSAT RSI and Radation Systems, Inc., including Group Vice President, Vice President of Acquisitions, Strategic Planning and International Marketing, and General Counsel. He holds a B.A. degree from Virginia Polytechnic Institute; an M.B.A. from Mt. Saint Mary’s; and a J.D. from Gonzaga University.

Bonnie K. Wachtel, 49 has served as an outside director of the Company since May 1988. Since 1984, she has been Vice President, General Counsel, and a Director of Wachtel & Co., Inc., an investment-banking firm in Washington, DC. Ms. Wachtel serves as a Director of several corporations, including VSE Corporation and Information Analysis, Inc. She holds a B.A. and M.B.A. from the University of Chicago and a J.D. from the University of Virginia, and is a Certified Financial Analyst.

AUDIT COMMITTEE

The Company’s Audit Committee consists of Dominic A. Laiti, R. Doss McComas and Bonnie K. Wachtel, each of whom is independent within the meaning of applicable rules and regulations. At least one member of the Company’s Audit Committee is a financial expert. The member serving as the Audit Committee’s financial expert is Bonnie K. Wachtel. Ms. Wachtel is considered independent in accordance with Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership of the Company’s Common Stock with the Securities and Exchange Commission and NASDAQ. Based on a review of the copies of such reports, the Company believes that during the fiscal year ending September 30, 2004 its executive officers, directors and greater than ten percent stockholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act, with the following exceptions: Steven R. Chamberlain, Chief Executive Officer and Director of the Company, inadvertently filed late a Form 4 for May 2004, reporting one transaction; Thomas L. Gough, President, Chief Operating Officer and Director of the Company, inadvertently filed late a Form 4 for May 2004, reporting one transaction; Patrick R. Woods, an executive officer of the Company, inadvertently filed late a Form 4 for May 2004, reporting one transaction; Peter J. Gaffney, an executive officer of the Company, inadvertently filed late a Form 4 for May 2004, reporting one transaction; Elaine M. Parfitt an executive officer of the Company, inadvertently filed late a Form 4 for May 2004, reporting one transaction; Dominic A. Laiti, an outside Director of the Company, inadvertently filed late a Form 4 for May 2004, reporting one transaction; R. Doss McComas, an outside Director of the Company, inadvertently filed late a Form 4 for May 2004, reporting one transaction; Bonnie K. Wachtel an outside Director of the Company, inadvertently filed late a Form 4 for May 2004, reporting one transaction.

CODE OF ETHICS

The Company has adopted the Integral Systems’ Code of Ethical Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, and others. The Company has posted the Integral Systems’ Code of Ethical Conduct on its website at www.integ.com.

ITEM 11.	EXECUTIVE COMPENSATION

a.	Summary Compensation Table

The following table sets forth compensation received by the Company’s CEO and four highest paid executive officers who were serving as executive officers of the Company at the end of fiscal year 2004 and who earned over $100,000 during the fiscal year ended September 30, 2004:

	Annual Compensation			Long-Term Compensation Awards Shares Underlying Options
Name and Principal Position	Year	Salary	Bonus		All Other Compensation (1)
Chief Executive Officer
Steven R. Chamberlain	2004	$288,532	$60,000	10,000	$23,332
	2003	$272,263	$50,000	15,000	$23,223
	2002	$255,544	$40,000	12,000	$26,495
Chief Operating Officer/Pres.
Thomas L. Gough	2004	$223,682	$35,000	6,000	$24,264
	2003	$216,047	$35,000	10,000	$22,012
	2002	$207,939	$25,000	8,000	$21,261
Exec. Vice Pres., Government Programs
Patrick R. Woods	2004	$200,581	$45,000	6,000	$21,920
	2003	$184,439	$35,000	10,000	$18,690
	2002	$178,957	$25,000	20,000	$17,908
Exec. Vice Pres., Commercial Products
Peter J. Gaffney	2004	$197,808	$45,000	18,000	$21,595
	2003	$180,305	$35,000	10,000	$18,187
	2002	$171,425	$25,000	8,000	$17,173
Exec. Vice Pres., Chief Financial Officer
Elaine M. Parfitt	2004	$197,808	$45,000	6,000	$21,501
	2003	$180,305	$35,000	10,000	$18,353
	2002	$171,425	$25,000	8,000	$17,336

(1)	All Other Compensation represents employer pension contributions. It does not include the value of insurance premiums paid by or on behalf of the Company with respect to term life insurance for the benefit of each identified individual in the amounts of $689, $747 and $744 for fiscal years 2004, 2003 and 2002, respectively.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants
Name	Number of Options/ SARs Granted	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise/Base Price($)	Expiration Date	Grant Date Present Value(1)
CEO
Steven R. Chamberlain	10,000	3.8%	$18.05	2010	$103,400
CHIEF OPERATING OFFICER/PRESIDENT
Thomas L. Gough	6,000	2.3%	$18.05	2010	$62,040
EVP GOVERNMENT PROGRAMS
Patrick R. Woods	6,000	2.3%	$18.05	2010	$62,040
EVP COMMERCIAL PRODUCTS
Peter J. Gaffney	18,000	6.8%	$18.05	2010	$186,120
EVP/CHIEF FINANCIAL OFFICER
Elaine M. Parfitt	6,000	2.3%	$18.05	2010	$62,040

(1)	Grant date present value is calculated on the date of the grant using the Black-Scholes options pricing model assuming the following: dividend yield of .01%, risk-free interest rate of 3.9%, expected volatility of 57.71%, and an expected term of the option of 5.92 years. This value is then multiplied by the number of options granted.

(2)	All of the options granted to individuals in the above table in the last fiscal year vest 20% per year for five years and expire 6 years from the grant date of the option.

b.	Compensation Pursuant to Plans

The Company’s Board of Directors awards annual bonuses to officers and employees on a discretionary basis. Currently, no formal plan exists for determining bonus amounts.

Effective October 1, 1987, the Company established a 401(K) pension and profit sharing plan (the “Plan”) under Section 401 of the Internal Revenue Code (the “Code”). Under the Plan, the Company contributes annually an amount equal to 5% of the salary of an eligible Company employee, and may make additional contributions of up to 7.0% of the salary of an eligible Company employee. The employee may contribute up to an additional 25% as salary deferral. In fiscal years 2004, 2003, and 2002, the Company contributed a total of 11% of eligible Company employees’ salaries to the plans.

c.	Stock Option Plan

Effective May 1, 2002, the Company established the 2002 Stock Option Plan (the “2002 Stock Option Plan”) to create additional incentives for the Company’s employees, consultants and directors to promote the financial success of the Company. Stockholders approved the 2002 Stock Option Plan at the Annual Meeting which was held April 17, 2002. The maximum number of shares of Common Stock, which may be issued pursuant to the 2002 Stock Option Plan, is 750,000 shares. The Stock Option Committee has the authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock of the Company under this plan. Options to purchase a total of 265,850 shares of Common Stock were issued under the 2002 Stock Option Plan in fiscal year 2004. No shares of Common Stock were exercised during the 2004 fiscal year under this plan. The Company has reserved for issuance an aggregate of 750,000 shares of Common Stock under the 2002 Stock Option Plan, of which options to purchase 723,100 shares are outstanding. Pursuant to the 2002 Stock Option Plan, options may be incentive stock options within the meaning of Section 422 of the Code or nonstatutory stock options, although incentive stock options may be granted only to employees.

Effective May 25, 1988, the Company established a stock option plan, as amended and restated in 1994 and 1998 (the “1988 Stock Option Plan”), to create additional incentives for the Company’s employees, consultants and directors to promote the financial success of the Company. The Stock Option Committee had the authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock of the Company under this plan. The maximum number of shares of Common Stock which may be issued pursuant to the 1988 Stock Option Plan was increased from 300,000 to 1,200,000 during fiscal year 1994. At the Annual Meeting of stockholders of the Company held on July 22, 1998, the stockholders approved an amendment and restatement of the 1988 Stock Option Plan, which, among other changes, increased the number of shares subject to options under the 1988 Stock Option Plan from 1,200,000 to 1,800,000 shares. No shares of Common Stock were granted during the 2004 fiscal year under the 1988 Stock Option Plan. Options to purchase 27,516 shares of Common Stock granted under the 1988 Stock Option Plan were exercised during fiscal year 2004. The Company has reserved for issuance an aggregate of 662,500 shares of Common Stock under the 1988 Stock Option Plan, all of which are outstanding at September 30, 2004. Pursuant to the approval by stockholders at the April 17, 2002 Annual Meeting of Shareholders, no further options will be granted under the 1988 Stock Option Plan.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

None of the executives named below exercised stock options during the fiscal year ended September 30, 2004.

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options/ SARS at FY end (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/ SARS at FY end ($)[1] Exercisable/ Unexercisable
Chief Executive Officer Steven R. Chamberlain	—	—	44,600 (exercisable) 36,400 (unexercisable)	$28,966 (exercisable) $25,304 (unexercisable)
Chief Operating Officer/Pres. Thomas L. Gough	—	—	20,600 (exercisable) 24,400 (unexercisable)	$18,092 (exercisable) $17,708 (unexercisable)
Executive Vice President, Government Programs Patrick R. Woods	—	—	26,400 (exercisable) 29,200 (unexercisable)	$10,327 (exercisable) $14,084 (unexercisable)
Executive Vice President, Commercial Products Peter J. Gaffney	—	—	38,000 (exercisable) 35,000 (unexercisable)	$24,241 (exercisable) $33,114 (unexercisable)
Executive Vice President, Chief Financial Officer Elaine M. Parfitt	—	—	24,200 (exercisable) 22,800 (unexercisable)	$14,778 (exercisable) $15,292 (unexercisable)

(1)	Value for “In the Money” options represents the difference between the exercise prices of outstanding options and the fair market value of the Company’s common stock of $19.51 per share at September 30, 2004.

d.	Compensation of Directors

Directors who are employees of the Company do not receive any compensation for their service as directors. The Company pays each director who is not an employee of the Company an aggregate of $18,500 per year for their services, which was increased from $16,000 effective December 1, 2004. The amount is paid in equal quarterly installments. Outside directors are also annually granted options to purchase 5,000 shares of the Company’s common stock pursuant to the Stock Option Plan. The following table sets forth compensation received by the Company’s outside directors during fiscal year 2004:

Name	Annual Compensation	Option Shares Granted
Dominic A. Laiti	$15,500	5,000
R. Doss McComas	$15,500	5,000
Bonnie K. Wachtel	$15,500	5,000

e.	Employment Contracts, Termination of Employment and Change of Control Termination

The Company has no employment contracts and no compensatory plan or arrangement with respect to any individual named in the Summary Compensation Table (Item 11(a)) which results or will result from the resignation, retirement or any other termination of such individual’s employment with the Company or its subsidiaries or from a change in control of the Company or a change in the individual’s responsibilities following a change in control.

f.	Compensation Committee Interlocks and Insider Participation.

The Compensation Committee is, and was during fiscal year 2004, made up of Dominic A. Laiti, R. Doss McComas and Bonnie K. Wachtel, each of whom is an outside non-employee director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a.	Security Ownership of Certain Beneficial Owners (as of 9/30/04)

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock, par value $.01, as of September 30, 2004, by each person (other than directors and executive officers of the Company) known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock of the Company. The Company believes that all persons named in the following table have sole voting and investment power with respect to all shares of the Company’s Common Stock beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Royce & Associates, LLC 1414 Avenue of the Americas, 9th Floor New York, NY 10019-2578	1,095,300	11.0%

Ashford Capital Management, Inc. 1 Walkers Mill Road Wilmington, DE 19807-2317	810,529	8.2%

b.	Security Ownership of Management (as of 9/30/04)

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock, par value $.01, as of September 30, 2004, by (i) each director and executive officer of the Company and (ii) all directors and executive officers as a group. The Company believes that all persons named in the following table have sole voting and investment power with respect to all shares of the Company’s Common Stock beneficially owned by them. Except as indicated in the table, the address of the below-named directors and executive officers is that of the Company’s principal executive offices.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Executive Officers, Directors
Steven R. Chamberlain	430,005	(1)	4.3%
Thomas L. Gough	197,200	(2)	2.0%
Peter J. Gaffney	42,000	(3)	*
Elaine M. Parfitt	32,600	(4)	*
Patrick Woods	30,216	(5)	*
Dominic A. Laiti 12525 Knoll Brook Drive Clifton, VA 22024	20,000	(6)	*
R. Doss McComas 409 Biggs Drive Front Royal, VA 22630	20,000	(7)	*
Bonnie K. Wachtel 1101 Fourteenth Street, N.W. Suite 800 Washington, D.C. 20036	66,500	(8)	*
All Directors and Executive Officers as a group (8 persons).	838,521		8.25%

*	Less than one percent of the Common Stock outstanding.

(1)	Includes outstanding options to purchase 44,600 shares of Common Stock which are exercisable within 60 days.

(2)	Includes outstanding options to purchase 20,600 shares of Common Stock which are exercisable within 60 days.

(3)	Includes outstanding options to purchase 38,000 shares of Common Stock which are exercisable within 60 days.

(4)	Includes outstanding options to purchase 24,200 shares of Common Stock which are exercisable within 60 days.

(5)	Includes outstanding options to purchase 26,400 shares of Common Stock which are exercisable within 60 days.

(6)	Includes outstanding options to purchase 20,000 shares of Common Stock which are exercisable within 60 days.

(7)	Includes outstanding options to purchase 20,000 shares of Common Stock which are exercisable within 60 days.

(8)	Includes outstanding options to purchase 20,000 shares of Common Stock which are exercisable within 60 days.

c.	Equity Compensation Plan Information

The following table sets forth certain equity compensation plan information as of September 30, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) )
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,385,600	$19.27	26,900
Equity compensation plans not approved by security holders	0	0	0
Total	1,385,600	$19.27	26,900

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The Reorganization Agreement further provides that the former RT Logic shareholders will be entitled to receive contingent purchase price, which will be payable in accordance with the Reorganization Agreement in the event that RT Logic’s business meets certain earnings performance targets during a period of up to four (4) years following the merger. Fifty percent (50%) of any contingent purchase price will be payable in cash and fifty percent (50%) thereof will be payable in shares of the Company’s common stock. Any of the Company’s common stock issued in connection with the contingent purchase price will be valued based on a 30-trading-day average leading up to the end of each applicable earn out period. The contingent purchase price is subject to claims by the Company under the indemnification provisions of the Reorganization Agreement. For the year ended September 30, 2003 and pursuant to the Reorganization Agreement, in January 2004 the former shareholders of RT Logic received additional consideration of $3.8 million in cash and 209,926 shares of the Company’s common stock. For the year ended September 30, 2004 and pursuant to the Reorganization Agreement, in January 2005, the former shareholders of RT Logic will receive additional consideration of $4.2 million in cash and 230,349 shares of the Company’s common stock.

Patrick R. Woods, Executive Vice President, Government Programs, of the Company, served as an independent director of RT Logic from June 26, 2000 until the consummation of the acquisition of RT Logic by the Company and held approximately 0.3% of the outstanding shares of RT Logic common stock at the effective time of such acquisition.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees consist of the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in the Company’s quarterly reports on Form 10-Q and services that are normally provided by Grant Thornton LLP in connection with statutory and regulatory filings and engagements. The audit fees billed by Grant Thornton during the 2004 fiscal year were $90,000. The audit fees billed by Ernst & Young during the 2003 fiscal year were $188,900.

Audit-Related Fees

Audit-related fees represent professional services rendered for assurance and related services that are reasonably related to the audit of the Company’s annual financial statements for the 2004 and 2003 fiscal years and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q for the 2004 and 2003 fiscal years. These services included the review of Form S-3, employee benefit plan audits, and consultations concerning financial accounting and reporting standards and transactions. The audit-related fees billed by Grant Thornton during the 2004 fiscal year were $30,000. The audit-related fees billed by Ernst & Young LLP during the 2003 fiscal year were $39,800.

Tax Fees

Tax fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Grant Thornton billed the Company $32,000 for tax fees during the 2004 fiscal year. Ernst & Young LLP billed the Company $17,500 for tax fees during the 2003 fiscal year.

All Other Fees

During the 2004 fiscal year, Grant Thornton billed the Company an aggregate of $4,000 for all other services not listed above. This amount represents research on accounting matters. Ernst & Young LLP did not bill the Company for any other services during the 2003 fiscal year.

Pre-Approval of Non-Audit Services

In accordance with the Company’s Audit Committee Charter, the Audit Committee approves in advance any and all audit services, including audit engagement fees and terms, and non-audit services provided to the Company by its independent auditors (subject to the de minimus exception for non-audit services contained in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended), all as required by applicable law or listing standards. The independent auditors and the Company’s management are required to periodically report to the Audit Committee the extent of services provided by the independent auditors and the fees associated with these services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements.

2.	Financial Statement Schedules.

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are not required under the related instruction or are inapplicable and therefore have been omitted.

3.	Index to Exhibits

3.1	Articles of Restatement of the Company (Incorporated by reference to the Registration Statement on Form S-3 (File No. 333-82499) filed with the Commission on July 8, 1999).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2000 filed with the Commission on December 21, 2000).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-58453) filed by the Company with the Commission on July 2, 1998).

10.1	1988 Stock Plan (Incorporated by reference to the Registration Statement on Form S-8 (File No. 333— 61559) filed by the Company with the Commission on August 14, 1998).

10.2	Lease dated June 1, 1999, between Integral Systems Inc. and ASP Washington, L.L.C. (Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1999 10-QSB filed with the Commission on August 11,1999).

10.3	Master Equipment Lease Agreement dated December 3, 1997 between NationsBanc Leasing Corporation and Integral Systems Inc. (Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-58453) filed by the Company with the Commission on July 2, 1998).

10.4	Line of Credit Extension to Revolving Line of Credit Loan Agreement dated August 31, 2001, by and between Bank of America N.A. and Integral Systems, Inc. (Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2004 filed with the Commission on May 13, 2004).

10.5	2002 Stock Plan (Incorporated by reference to the Registration Statement on Form S-8 (File No. 333— 87694) filed by the Company with the Commission on May 7, 2002).

10.6	Award/Contract No. F04701-01-C-0012 from MCK Space & Missile Systems Center, effective as of February 7, 2001 (Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2001 filed with the Commission on May 15, 2001).

10.7	Lease dated May 8, 2002, between Integral Systems Inc. and Science Park II L.L.C.

10.8	Lease dated September 18, 2000, between Real Time Logic, Inc. and John J. Gogian Jr. Revocable Trust of 1983.

11.1	Computation of Per Share Earnings.

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Grant Thornton, LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ STEVEN R. CHAMBERLAIN Steven R. Chamberlain	Chairman of the Board, Director, Chief Executive Officer	December 9, 2004

/s/ THOMAS L. GOUGH Thomas L. Gough	President, Chief Operating Officer, Director	December 9, 2004

/s/ ELAINE M. PARFITT Elaine M. Parfitt	Chief Financial Officer, Principal Accounting Officer	December 9, 2004

/s/ DOMINIC A. LAITI Dominic A. Laiti	Director	December 9, 2004

/s/ R. DOSS MCCOMAS R. Doss McComas	Director	December 9, 2004

/s/ BONNIE K. WACHTEL Bonnie K. Wachtel	Director	December 9, 2004

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRAL SYSTEMS, INC.

DATE:	December 9, 2004	BY:	/s/ STEVEN R. CHAMBERLAIN
Steven R. Chamberlain
Chairman of the Board and Chief Executive Officer

DATE:	December 9, 2004	BY:	/s/ THOMAS L. GOUGH
Thomas L. Gough
President, Chief Operating Officer Director

DATE:	December 9, 2004	BY:	/s/ ELAINE M. PARFITT
Elaine M. Parfitt
Chief Financial Officer, Principal Accounting Officer