Form 10-Q
period 2004-12-31
INTEGRAL SYSTEMS INC /MD/
filed 2005-02-09
CIK 718130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

or

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

Yes  ☒    No  ☐

Registrant had 10,089,194 shares of common stock outstanding as of January 31, 2005.

INTEGRAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and September 30, 2004

ASSETS

	December 31, 2004	September 30, 2004
	(unaudited)
CURRENT ASSETS
Cash	$23,788,466	$18,198,832
Marketable securities	28,938,392	29,060,396
Accounts receivable, net	38,278,021	39,628,515
Notes receivable	586,425	263,913
Prepaid expenses	385,938	632,595
Inventories	737,154	1,312,161
Deferred income tax	941,866	855,700

TOTAL CURRENT ASSETS	93,656,262	89,952,112

FIXED ASSETS
Electronic equipment	4,032,188	4,884,764
Furniture & fixtures	525,863	876,255
Leasehold improvements	1,479,194	1,345,634
Software purchases	676,348	846,413

SUBTOTAL - FIXED ASSETS	6,713,593	7,953,066
Less: Accumulated depreciation	2,989,388	4,395,933

TOTAL FIXED ASSETS	3,724,205	3,557,133

OTHER ASSETS

Notes receivable	266,667	300,338
Intangible assets, net	568,743	637,493
Goodwill	33,338,775	33,256,186
Software development costs, net	4,235,098	4,591,904
Deposits, deferred charges, and other	205,627	171,275

TOTAL OTHER ASSETS	38,614,910	38,957,196

TOTAL ASSETS	$135,995,377	$132,466,441

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and September 30, 2004

LIABILITIES & STOCKHOLDERS’ EQUITY

	December 31, 2004	September 30, 2004
	(unaudited)
CURRENT LIABILITIES
Accounts payable	$4,581,725	$5,491,629
Accrued expenses	13,797,628	13,893,662
Capital leases payable	35,870	35,119
Billings in excess of cost	6,532,054	5,581,124
Income taxes payable	591,736	672,148

TOTAL CURRENT LIABILITIES	25,539,013	25,673,682

LONG TERM LIABILITIES
Capital leases payable	15,865	25,119
Deferred income taxes	1,426,455	1,428,344

TOTAL LONG TERM LIABILITIES	1,442,320	1,453,463

STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value, 40,000,000 shares authorized, and 10,094,994 and 9,944,494 shares issued and outstanding at December 31, 2004 and September 30, 2004, respectively	100,950	99,445
Additional paid-in capital	84,032,359	81,201,927
Retained earnings	24,791,515	24,010,558
Accumulated other comprehensive income	89,220	27,366

TOTAL STOCKHOLDERS’ EQUITY	109,014,044	105,339,296

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$135,995,377	$132,466,441

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2004	2003
Revenue	$21,919,534	$20,054,301

Cost of Revenue
Direct labor	4,561,857	4,270,970
Overhead costs	3,961,090	3,514,873
Travel and other direct costs	513,629	548,715
Direct equipment & subcontracts	5,747,894	5,095,028

Total cost of revenue	14,784,470	13,429,586

Gross Margin	7,135,064	6,624,715

Selling, general & administrative	3,772,006	2,856,443
Research & development	782,770	791,241
Product amortization	645,409	761,381
Intangible asset amortization	68,750	322,265

Income From Operations	1,866,129	1,893,385

Other Income (Expense)
Interest income	213,067	169,086
Interest expense	(1,485)	(2,406)
Gain on sale of marketable securities	53,761	21,439
Miscellaneous, net	(307,263)	(218,228)

Total Other Income (Expense)	(41,920)	(30,109)

Income Before Income Taxes	1,824,209	1,863,276

Provision for Income Taxes	638,822	689,465

Net Income	$1,185,387	$1,173,811

Weighted Avg. Number of Common Shares:
Basic	10,045,127	9,730,977
Diluted	10,368,603	10,004,583

Earnings per Share (Basic)	$0.12	$0.12
Earnings per Share (Diluted)	$0.11	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2004

(Unaudited)

	Number of Shares	Common Stock At Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance September 30, 2004	9,944,494	$99,445	$81,201,927	$24,010,558	$27,366	$105,339,296

Net income	—	—	—	1,185,387	—	1,185,387
Unrealized loss on marketable securities (net of deferred tax of $11,014)	—	—	—	—	(17,230)	(17,230)
Unrealized loss on foreign currency Exchange contracts	—	—	—	—	(6,218)	(6,218)
Effect of currency translation	—	—	—	—	85,302	85,302

Total Comprehensive Income	—	—	—	—	—	1,247,241

Stock options exercised	150,500	1,505	2,830,432	—	—	2,831,937
Declared dividends	—	—	—	(404,430)	—	(404,430)

Balance December 31, 2004	10,094,994	$100,950	$84,032,359	$24,791,515	$89,220	$109,014,044

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended December 31, 2004 and 2003

(Unaudited)

	For the Three Months Ended December 31,
	2004	2003
Cash flows from operating activities:

Net income	$1,185,387	$1,173,811

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,088,068	1,494,403
Reserve for doubtful accounts	—	65,325
Gain on sale of marketable securities	(53,761)	(21,439)
Loss on disposal of fixed assets	1,300	33,166
Changes in operating assets and liabilities, net:
Accounts receivable and other receivables	1,344,614	480,803
Prepaid expenses and deposits	225,433	(114,254)
Inventories	230,139	(116,951)
Accounts payable	(934,950)	548,652
Accrued expenses	(544,728)	(579,931)
Billings in excess of revenue	950,930	695,550
Income taxes payable	(26,827)	33,982

Total adjustments	2,280,218	2,519,306

Net cash provided by operating activities	3,465,605	3,693,117

Cash flows from investing activities:
Sale of marketable securities	147,521	169,837
Issuance of notes receivable	(54,906)	—
Proceeds from payments on notes receivable	32,039	30,486
Acquisition of fixed assets	(620,758)	(285,155)
Software development costs	(288,603)	(622,947)

Net cash (used in) investing activities	(784,707)	(707,779)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,831,937	249,215
Capital lease obligation payments	(8,503)	(7,813)

Net cash provided by financing activities	2,823,434	241,402

Effect of currency translations	85,302	24,198
Net increase in cash	5,504,332	3,226,740

Cash – beginning of year	18,198,832	22,526,718

Cash - end of period	$23,788,466	$25,777,656

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The interim financial statements include the accounts of Integral Systems, Inc. (the “Company”) and its wholly owned subsidiaries, SAT Corporation (“SAT”), Newpoint Technologies, Inc. (“Newpoint”), Real Time Logic, Inc. (“RT Logic”), and Integral Systems Europe (“ISI Europe”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the financial statements reflect all adjustments consisting only of normal recurring accruals necessary for a fair presentation of results for such periods. The financial statements, which are condensed and do not include all disclosures included in the annual financial statements, should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 2004. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.	Accounts Receivable

Accounts receivable at December 31, 2004 and September 30, 2004 consist of the following:

	Dec. 31, 2004	Sept. 30, 2004
Billed	$19,050,533	$15,117,607
Unbilled	19,228,429	24,467,186
Other	149,059	193,722
Reserve	(150,000)	(150,000)

Total	$38,278,021	$39,628,515

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

In June 2004, the Company filed a claim in the amount of approximately $1.8 million against the National Oceanic Atmospheric Administration (NOAA) of the U.S. Department of Commerce. The claim arose under a contract from NOAA to provide the Data Collection System Automated Processing System II (DAPS-II System). Additional costs and revenue were incurred and recognized in the performance of this contract during the first quarter of Fiscal Year 2005. As of December 31, 2004, unbilled accounts receivable includes approximately $1.3 million associated with the claim.

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

3.	Line of Credit

The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company’s billed and unbilled accounts receivable, inventory, equipment, and insurance proceeds and has certain financial covenants, including minimum net worth and liquidity ratios. The Company had no balance outstanding at December 31, 2004 under the line of credit. At December 31, 2004, the line had a maturity date of February 28, 2006. In January 2005, the maturity of the line was extended from February 28, 2006 to February 28, 2007.

The Company also has access to a $2.0 million equipment lease line of credit that had a balance of approximately $51,700 at December 31, 2004. The outstanding balance is payable over a 17-month period and bears interest at a rate of 8.8% per annum.

4.	Recent Accounting Pronouncements

In December 2004, Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 123 (Revised 2004), “Shared-Based Payment”. Revised SFAS 123 addresses the requirements of an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which an employee is required to provide services in exchange for the award. The Company will be required to adopt this Statement during the fourth quarter of fiscal year 2005 and is currently evaluating the impact that this pronouncement will have on its future operations and financial reporting.

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

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three months ended December 31, 2004 and 2003 is as follows:

5.	Stock-Based Compensation (continued)

		Three Months Ended December 31,
		2004	2003
Net income, as reported		$1,185,387	$1,173,811
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards		447,768	447,344
Add: Stock-based employee compensation included in net income		—	—
Pro forma net income		$737,619	$726,467

Earnings per share:
As reported	- basic	$0.12	$0.12
	- diluted	$0.11	$0.12
Pro forma	- basic	$0.07	$0.07
	- diluted	$0.07	$0.07

These pro forma amounts are not necessarily indicative of future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of additional stock options issued in future years.

6.	Business Segment Information

Effective October 1, 2004, the Company reorganized its operations into four reportable segments. The primary purpose of the reorganization was to place the Company’s commercially oriented operations under common marketing and management leadership and to more efficiently sell and promote its products to common customers. The four segments are:

•	Ground Systems - Government

•	Ground Systems - Commercial

•	Space Communications Systems

•	Corporate

The Ground Systems – Government segment provides ground systems products and services to the U.S. Government. It is currently the Company’s largest segment in terms of revenue and consists of the Company’s core command and control business for government applications. Its primary customers are the U.S. Air Force and NOAA.

The Ground Systems – Commercial segment provides ground systems products and services to commercial enterprises and international governments and organizations. It consists of the Company’s core command and control business for commercial applications and three of the Company’s wholly owned subsidiaries as follows:

•	SAT and Newpoint, acquired by the Company in August 2000 and January 2002, respectively, offer complementary ground system components and systems. This includes turnkey systems; hardware and software for satellite and terrestrial communications signal monitoring, network and ground equipment monitoring and control and satellite data processing.

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

6.	Business Segment Information (continued)

•	ISI Europe, the Company’s wholly owned subsidiary formed in March 2001, with headquarters in Toulouse, France, serves as the focal point for the support of all of the Company’s European business.

The Space Communications Systems segment, consisting exclusively of the Company’s wholly owned subsidiary, RT Logic, designs and builds satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories and range operations.

The Corporate segment is the Company’s “all other” segment. It includes the Company’s Product Division, which is responsible for the Company’s core command and control product line (EPOCH IPS); business areas in the development stage (currently the Company’s Skylight product); and businesses being disbanded (the Company’s Antenna Division and the Company’s Integration and Test (I&T) Division). The Product Division licenses the Company’s EPOCH IPS product line to other operating segments and to third party customers. It is also the segment responsible for EPOCH IPS maintenance and support revenue and expenses.

The Company evaluates the performance of each segment based on operating income. There are no inter-segment allocations of overhead.

On November 17, 2004, the Company disposed of the intellectual property rights, inventory and certain other assets of Antenna Systems division to LJT & Associates, Inc. of Montgomery, Alabama (LJT), effective as of November 1, 2004. As consideration, LJT agreed to pay the Company $215,000 and executed a promissory note requiring payment of that sum in eight equal installments of $26,875 due on July 1 and January 1 beginning on July 1, 2005. As additional consideration, LJT agreed to make future contingent payments to the Company for the period beginning November 1, 2004 through December 31, 2006. The contingent payments are calculated every December 31 beginning December 31, 2005 based on pretax income as defined in the acquisition agreement. Under the asset sale agreement, the Company will continue to fulfill its obligations under existing customer contracts but will engage LJT as a subcontractor to perform the actual work. The Company did not record a material gain or a loss as a result of this transaction.

In addition, the Company loaned to LJT the sum $100,000 to assist with initial expenses arising from use of the acquired assets in operations. As consideration, LJT agreed to pay the Company $100,000 and executed a promissory note requiring payment of that sum in installments to coincide with milestone payments on a certain contract. Integral disbursed the loan to LJT by issuing a cash disbursement in the amount of $54,906, which represents the loan balance after deducting the net assumed obligations with an aggregate total of $45,094.

The accompanying notes are an integral part of these consolidated financial statements.

Summarized financial information by business segment is as follows:

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
Revenue
Ground Systems–Government	$9,735,175	$9,958,896
Ground Systems–Government intersegment	—	—
Ground Systems–Commercial	4,255,424	3,767,260
Ground Systems–Commercial intersegment	86,953	—
Space Communication Systems	6,887,090	4,745,526
Space Communication Systems intersegment	496,003	568,889
Corporate	1,041,845	1,582,619
Corporate intersegment	870,500	1,214,200
Elimination of intersegment Sales	(1,453,456)	(1,783,089)

Total Revenue	$21,919,534	$20,054,301

Operating Income
Ground Systems–Government	$723,955	$1,039,957
Ground Systems–Government intersegment	—	—
Ground Systems–Commercial	120,182	37,505
Ground Systems–Commercial intersegment	(12,256)	—
Space Communication Systems	1,782,943	1,623,522
Space Communication Systems intersegment	—	—
Corporate	(760,951)	(807,599)
Corporate intersegment	(6,369)	(3,575)
Elimination of intersegment Operating Income	18,625	3,575

Total Operating Income	$1,866,129	$1,893,385

Total Assets
Ground Systems–Government	$19,554,577	$17,672,824
Ground Systems–Commercial	14,131,315	12,733,884
Space Communication Systems	55,150,505	49,554,541
Corporate	60,564,977	55,976,357
Elimination of intersegment accounts receivable	(13,405,997)	(10,948,905)

Total Assets	$135,995,377	$124,988,701

The accompanying notes are an integral part of these consolidated financial statements.

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

The Company has developed innovative software products that reduce the cost and minimize the development risk associated with traditional custom-built systems. The Company believes that it was the first to offer a comprehensive commercial off-the-shelf (“COTS”) software product line for command and control. As a systems integrator, the Company leverages these products to provide turnkey satellite control facilities that can operate multiple satellites from any manufacturer. These systems offer significant cost savings for customers that have traditionally purchased a separate custom control center for each of their satellites.

Effective October 1, 2004, the Company reorganized its operations into four reportable segments. The primary purpose of the reorganization was to place the Company’s commercially oriented operations under common marketing and management leadership and to more efficiently sell and promote its products to common customers. The four segments are:

Ground Systems – Government

This segment provides ground systems products and services to the U.S. Government. It is the Company’s largest segment in terms of revenue and consists of the Company’s core command and control business for government applications. Its primary customers are the U.S. Air Force and the National Oceanic Atmospheric Administration (NOAA).

Ground Systems – Commercial

This segment provides ground systems products and services to commercial enterprises and international governments and organizations. It consists of the Company’s core command and control business for commercial applications and three of the Company’s wholly owned subsidiaries as follows:

SAT Corporation (“SAT”) and Newpoint Technologies, Inc. (“Newpoint”), acquired by the Company in August 2000 and January 2002 respectively, offer complementary ground system components and systems. This includes turnkey systems; hardware and software for satellite and terrestrial communications signal monitoring, network and ground equipment monitoring and control and satellite data processing.

ISI Europe, the Company’s wholly owned subsidiary formed in March 2001, with headquarters in Toulouse, France, serves as the focal point for the support of all of the Company’s European business.

Space Communications Systems

This segment, consisting exclusively of the Company’s wholly owned subsidiary, RT Logic, designs and builds satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories and range operations.

Corporate

This segment is the Company’s “all other” segment. It includes the Company’s Product Division, which is responsible for the Company’s core command and control product line (EPOCH IPS); business areas in the development stage (currently the Company’s Skylight product); and businesses being disbanded (the Company’s Antenna Division and the Company’s Integration and Test (I&T) Division). The Product Division licenses the Company’s EPOCH IPS product line to other operating segments and to third party customers. It is also the segment responsible for EPOCH IPS maintenance and support revenue and expenses.

All intra-segment and inter-segment revenues and expenses have been eliminated in consolidation as appropriate. Operating results for periods prior to October 1, 2004 have been reclassified for comparative purposes. In order to provide year to year reporting continuity, the Company has elected to provide additional disclosures for SAT and Newpoint through the end of fiscal year 2005.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

Results of Operations

The components of the Company’s income statement as a percentage of revenue are depicted in the following table for the three months ended December 31, 2004 and 2003:

	Three Months Ended December 31,
	2004	% of Revenue	2003	% of Revenue
	(in thousands)		(in thousands)
Revenue	$21,920	100.0	$20,054	100.0
Cost of Revenue	14,785	67.4	13,430	67.0

Gross Margin	7,135	32.6	6,624	33.0

Operating Expenses
Selling, General & Admin. (SG&A)	3,772	17.2	2,857	14.3
Research and Development	783	3.7	791	3.9
Product Amortization	645	2.9	761	3.8
Amortization-Intangible Assets	69	0.3	322	1.6

Income from Operations	1,866	8.5	1,893	9.4
Other Income (Expense) (net)	(42)	(0.2)	(30)	(0.1)

Income Before Income Taxes	1,824	8.3	1,863	9.3

Income Taxes	639	2.9	689	3.4

Net Income	$1,185	5.4	$1,174	5.9

Revenue

The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts that are funded by the U.S. Government as well as commercial and international organizations.

For the three months ended December 31, 2004 and 2003, the Company’s revenues were generated from the following sources:

	Three Months Ended December 31,
Revenue Type	2004	2003
U.S. Government Revenue (all segments)
NOAA	11%	16%
U.S. Air Force	49	53
Other U.S. Government Users	13	7

Subtotal	73	76

Commercial Revenue (all segments)	27	24

Total	100%	100%

On a consolidated basis, revenue increased 9.3%, or $1.8 million, to $21.9 million for the three months ended December 31, 2004, from $20.1 million for the three months ended December 31, 2003. Revenue for the three-month periods ended December 31, 2004 and 2003 for each of the Company’s segments is shown in the following table:

	Three Months Ended December 31,		Increase/ (Decrease)
Segment	2004	2003
	(in thousands)	(in thousands)	(in thousands)
Revenue

Ground Systems – Government	$9,735	$9,959	$(224)

Ground Systems – Commercial
Command & Control	2,761	2,234	527
Newpoint	693	610	83
SAT	956	1,189	(233)
Intra-Segment Elimination	(67)	(266)	199

Ground Systems – Commercial	4,343	3,767	576

Space Communications Systems	7,383	5,314	2,069

Corporate
Product Group	954	889	65
Antenna	671	716	(45)
I&T	—	783	(783)
Other	288	409	(121)

Corporate	1,913	2,797	(884)

Elimination	(1,454)	(1,783)	329

Total Revenue	$21,920	$20,054	$1,866

Revenue decreases in the Company’s Ground Systems - Government segment between the three months ended December 31, 2004 and 2003 primarily relate to decreased backlog and revenues from NOAA of approximately $900,000, partially offset by increased sales volume from the Company’s contracts with the U.S. Air Force (specifically the CCS-C and SCNC contracts).

Revenue increases for the Company’s Ground Systems – Commercial segment (other than SAT) resulted from increased backlog and increased product shipments to customers. SAT’s revenue decrease relates to decreased backlog and order shipments during the three months ended December 31, 2004 compared to the three months ended December 31, 2003.

Revenue increases for the Company’s Space Communications Systems segment resulted from increased backlog and increased product shipments to customers.

In the Company’s Corporate segment, the Product Group recorded increased maintenance and support revenues between the periods being compared.

Antenna Division revenues declined slightly between the periods being compared because the Company has not been pursuing new business for this operation since the summer of 2004. The principal operating assets of the division were sold in November 2004 to LJT & Associates, Inc. Notwithstanding, the Company continues to remain contractually responsible for existing Antenna orders and the Company estimates that Antenna revenues for fiscal year 2005 in its entirety will be greater than revenues recorded in fiscal year 2004 for the division due to existing backlog that should be fulfilled during the current fiscal year.

The Company disbanded its I&T division during the fourth quarter of fiscal year 2004 and accordingly, no revenues were recorded for this division during the first quarter of fiscal year 2005.

Cost of Revenue/Gross Margin

The Company computes gross margin by subtracting cost of revenue from revenue. Included in cost of revenue are direct labor expenses, overhead charges associated with the Company’s direct labor base and other costs that can be directly related to specific contract cost objectives, such as travel, consultants, equipment, subcontracts and other direct costs.

Gross margins on contract revenues vary depending on the type of product or service provided. Generally, license revenues related to the sale of the Company’s COTS products have the greatest gross margins because of the minimal associated marginal costs to produce. By contrast, gross margins rates for equipment and subcontract pass-throughs seldom exceed 15%. Engineering service gross margins typically range between 20% and 40%. These definitions and ratios generally apply across all segments, although margins on equipment costs for the Space Communications Systems segment are generally greater than the equipment margins in the other segments because that segment’s business is more hardware intensive.

During the three months ended December 31, 2004, cost of revenue increased by 10.1%, or $1.4 million, compared to the same period during the prior year, increasing from $13.4 million during the three months ended December 31, 2003 to $14.8 million during the three months ended December 31, 2004. Gross margin increased from $6.6 million to $7.1 million, an increase of $500,000, or 7.7%, during the periods being compared. Cost of revenue and gross margin for the three months ended December 31, 2004 and 2003 for each of the Company’s segments are shown in the following table:

	Three Months Ended December 31,		Increase/ (Decrease)
Segment	2004	2003
	(in thousands)	(in thousands)	(in thousands)
Cost of Revenue
Ground Systems – Government	$7,441	$7,999	$(558)

Ground Systems – Commercial
Command & Control	2,173	1,972	201
Newpoint	317	232	85
SAT	463	634	(171)
Intra-Segment Elimination	(30)	(266)	236

Ground Systems – Commercial	2,923	2,572	351

Space Communications Systems	4,266	2,351	1,915

Corporate
Product Group	460	502	(42)
Antenna	844	742	102
I&T	—	638	(638)
Other	282	397	(115)

Corporate	1,586	2,279	(693)

Elimination	(1,431)	(1,771)	340

Total Cost of Revenue	14,785	$13,430	$1,355

Gross Margin
Ground Systems – Government	$2,294	$1,960	$334

Ground Systems – Commercial
Command & Control	588	262	326
Newpoint	376	378	(2)
SAT	493	555	(62)
Intra-Segment Elimination	(37)	—	(37)

Ground Systems – Commercial	1,420	1,195	225

Space Communications Systems	3,117	2,963	154

Corporate
Product Group	494	387	107
Antenna	(173)	(26)	(147)
I&T	—	145	(145)
Other	6	12	(6)

Corporate	327	518	(191)

Elimination	(23)	(12)	(11)

Total Gross Margin	$7,135	$6,624	$511

The higher gross margin for the Company’s Ground Systems - Government segment is primarily attributable to lower equipment and subcontract costs incurred between the periods being compared partially offset by lower revenues. As a result, gross margin as a percentage of revenue for the Ground Systems - Government segment increased from 19.7% for the three months ended December 31, 2003 to 23.6% for the three months ended December 31, 2004.

The higher gross margin for the Company’s Ground Systems – Commercial segment primarily relates to increased revenue from the segment’s Command & Control Division. Newpoint’s gross margin was flat between the periods being compared despite slightly higher revenues. Newpoint had a higher dollar and percentage content of equipment and subcontract costs in its current quarter cost mix compared to the first quarter of the last fiscal year, resulting in a lower gross margin percentage (54.3% vs. 61.9%). At SAT gross margin declined by approximately $60,000 due to $230,000 of lower revenue.

The Space Communications System segment experienced an increase in gross margin dollars due to increased revenue. The segment’s gross margin percentage declined from 55.8% for the three months ended December 31, 2003 to 42.2% for the three months ended December 31, 2004 due to the higher proportion of production type contracts in the segment’s revenue mix last year. Generally, production type contracts generate higher gross margins due to increased efficiencies for this segment than non-production oriented jobs.

In the Corporate segment, the Product Group experienced a higher gross margin on a period-to-period basis because of increased revenue. The Antenna Division continued to suffer from contract overruns and posted a negative gross margin for the quarter of almost $175,000. The I&T Division posted no gross margins as it had no revenue for the current quarter.

Operating Expenses

Operating expenses for the three months ended December 31, 2004 and 2003 for each of the Company’s segments are shown in the following table:

	Three Months Ended December 31,		Increase/ (Decrease)
Segment	2004	2003
	(in thousands)	(in thousands)	(in thousands)
Operating Expenses

Ground Systems – Government	$1,570	$920	$650

Ground Systems – Commercial
Command & Control	484	266	218
Newpoint	371	374	(3)
SAT	484	518	(34)
Intra-Segment Elimination	(27)	—	(27)

Ground Systems – Commercial	1,312	1,158	154

Space Communications Systems	1,334	1,340	(6)

Corporate
Product Group	921	965	(44)
Antenna	61	70	(9)
I&T	—	228	(228)
Other	112	66	46

Corporate	1,094	1,329	(235)

Elimination	(41)	(16)	(25)

Total Operating Expenses	$5,269	$4,731	$538

Operating expenses in the Company’s Ground Systems – Government segment increased by more than $650,000 for the three months ended December 31, 2004 compared to the three months ended December 31, 2003 due to increased bid and proposal expenses related a significant new business opportunity with the U.S. Air Force.

Operating expenses in the Company’s Ground Systems – Commercial segment increased by more than $150,000 for the three months ended December 31, 2004 compared to the three months ended December 31, 2003 due to allocated bid and proposal expenses in the segment’s Command & Control Division. Operating expenses at SAT were down slightly and at Newpoint were flat during the periods being compared.

The Space Communications Systems segment’s current period operating expenses were flat compared to the first quarter of the last fiscal year. Amortization expense decreased approximately $255,000 resulting from certain intangible assets being fully amortized at June 30, 2004. Offsetting this decrease was increased R&D spending of approximately $40,000 and increased SG&A expense of approximately $205,000 related to bid and proposal efforts.

Operating expenses in the Corporate segment decreased by approximately $240,000 principally due to the closure of the I&T Division.

Income from Operations

Income from Operations for the three months ended December 31, 2004 and 2003 for each of the Company’s segments is shown in the following table:

	Three Months Ended December 31,		Increase/ (Decrease)
Segment	2004	2003
	(in thousands)	(in thousands)	(in thousands)
Income from Operations

Ground Systems – Government	$724	$1,040	$(316)

Ground Systems – Commercial
Command & Control	104	(4)	108
Newpoint	5	4	1
SAT	9	37	(28)
Intra-Segment Elimination	(10)	—	(10)

Ground Systems – Commercial	108	37	71

Space Communications Systems	1,783	1,623	160

Corporate
Product Group	(427)	(578)	151
Antenna	(234)	(96)	(138)
I&T	—	(83)	83
Other	(106)	(54)	(52)

Corporate	(767)	(811)	44

Elimination	18	4	14

Total Income from Operations	$1,866	$1,893	$(27)

Income from operations during the periods compared decreased by almost $320,000 in the Company’s Ground Systems – Government segment as a result of increased operating expenses described above partially offset by increased gross margin.

Income from operations during the periods compared increased by approximately $70,000 in the Company’s Ground Systems – Commercial segment as a result of increased gross margin in the segment’s Command & Control Division.

RT Logic recorded increased income from operations principally due to gross margin increases resulting from increased sales.

In the Corporate segment, the Product Group posted an operating loss of almost $430,000 primarily because of amortization expense that exceeded $560,000 for the quarter. Although the Product Group recorded losses for the quarter, a large portion of the revenue generated in its ground systems business (both Government and Commercial) is a result of its EPOCH IPS product line, which the Company believes distinctly and favorably distinguishes it from its competitors. The Company plans to continue to invest and upgrade this product line albeit at lower cost levels than last fiscal year.

Operating losses in the Antenna Division result from further contract overruns. These contracts have been reviewed and anticipated losses have been accrued.

Other Income/Expense/Impairment of Marketable Securities

The changes in other income and expense between the quarters being compared are considered immaterial.

Income Before Income Taxes/Net Income

Income before income taxes is comparable to amounts posted during the first quarter of last fiscal year.

The Company’s effective tax rate decreased from 37% for the three months ended December 31, 2003 to 35% for the three months ended December 31, 2004 principally due to a higher percentage of tax exempt income compared to total income before income taxes in the current period.

As a result of the above, net income increased slightly to approximately $1.185 million during the three months ended December 31, 2004 from $1.174 million during the three months ended December 31, 2003.

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

As disclosed in its Form 10-K for the fiscal year ended September 30, 2004, the Company was anticipating that operating results for fiscal year 2005 would be comparable to results recorded for fiscal year 2004. After analyzing its results for the three months ended December 31, 2004, the Company believes that it is on target to meet these goals for fiscal year 2005 in its entirety.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company’s inception in 1982, it has been profitable on an annual basis and has generally financed its working capital needs through internally generated funds, supplemented by borrowings under the Company’s general line of credit facility with a commercial bank and the proceeds from the Company’s initial public offering in 1988. In June 1999, the Company supplemented its working capital position by raising approximately $19.7 million (net) through the private placement of approximately 1.2 million shares of its common stock. In February 2000, the Company raised an additional $40.9 million (net) for use in connection with potential acquisitions and other general corporate purposes through the private placement of 1.4 million additional shares of its common stock. With respect to the capital raised in the private placements, at December 31, 2004, $10.9 million was invested in variable rate State of Maryland debt securities, $18.0 million was invested in Banc of America Preferred Funding Corporation “Dividends Received Eligible Auction Market” preferred stock (“DREAMS”), and $27,000 was invested in common stock of independent third-party companies.

For the three months ended December 31, 2004, operating activities provided the Company approximately $3.5 million of cash. The Company used approximately $780,000 in investing activities and financing activities provided approximately $2.8 million. Included in the $780,000 of investing activities is approximately $290,000 in newly capitalized software development costs and $620,000 used for the purchase of fixed assets.

The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company’s billed and unbilled accounts receivable, inventory, equipment, and insurance proceeds and has certain financial covenants, including minimum net worth and liquidity ratios. The Company had no balance outstanding at December 31, 2004 under the line of credit. At December 31, 2004, the line of credit had a maturity date of February 28, 2006. In January 2005, the maturity of the line of credit was extended from February 28, 2006 to February 28, 2007.

The Company’s Board of Directors declared a cash dividend of $.04 per share to all stockholders of record as of close of business on December 13, 2004. The dividend was paid on January 3, 2005 in the amount of $404,430. In addition, the Company’s Board of Directors declared a cash dividend of $.04 per share to all stockholders of record as of close of business on March 3, 2005. The dividend will be paid on or about March 30, 2005.

The Company also has access to a $2.0 million equipment lease line of credit that had a balance of approximately $51,700 at December 31, 2004. The outstanding balance is payable over a 17-month period and bears interest at a rate of 8.8% per annum.

The Company currently anticipates that its current cash balances, amounts available under its lines of credit and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. The Company plans to continue to invest in the on-going development and improvement of its current software products, EPOCH IPS, as well as the development of new products through the use of its current cash balances and cash provided by operating activities. The Company believes that its investment in product development for EPOCH IPS and OASYS will be less in fiscal year 2005 than it was in fiscal year 2004.

The Company believes that inflation did not have a material impact on the Company’s revenues or income from operations during the three months ended December 31, 2004 or in past fiscal years.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no “off-balance sheet arrangements” as such term is defined in Item 303(a)(4)(ii) of Regulation S-K.

FORWARD LOOKING STATEMENTS

Certain of the statements contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, in other parts of this quarterly report on Form 10-Q, and in this section, including those under the headings “Outlook” and “Liquidity and Capital Resources,” are forward looking. In addition, from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “believe”, “expect”, “anticipate”, “estimate”, “continue”, or other similar words, including statements as to the intent, belief, or current expectations of the Company and its directors, officers, and management with respect to the Company’s future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. While the Company believes that these statements are and will be accurate, a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s statements. The Company’s business is dependent upon general economic conditions and upon various conditions specific to its industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may effect the Company’s business, other than those described elsewhere herein or in our other filings with the Securities and Exchange Commission (the “SEC” or the “Commission”), include the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While the Company currently does not have significant European operations, our customer base is expanding outside the U.S. and therefore certain contracts now and in the future will likely be denominated in currencies other than the U.S. dollar. As a result, the Company’s financial results could be affected by factors such as foreign currency exchange rates for contracts denominated in currencies other than the U.S. dollar. To mitigate the effect of changes in foreign currency exchange rates, the Company may hedge this risk by entering into forward foreign currency contracts. As of December 31, 2004, virtually all of the Company’s contracts are denominated in U.S. dollars. Three contracts were denominated in Euros that were hedged. As the Company enters into new foreign currency based contracts in the future, the Company may employ similar hedging contracts. The change in fair value of the Company’s hedge at December 31, 2004 reflected an unrealized loss of $6,218.

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

INTEGRAL SYSTEMS, INC.
(Registrant)

Date: February 9, 2005	By:	/s/ THOMAS L. GOUGH
Thomas L. Gough
President & Chief Operating Officer

Date: February 9, 2005	By:	/s/ ELAINE M. PARFITT
Elaine M. Parfitt
Executive Vice President & Chief Financial Officer