Form 10-Q
period 2005-03-31
INTEGRAL SYSTEMS INC /MD/
filed 2005-05-10
CIK 718130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

Registrant had 10,375,653 shares of common stock outstanding as of April 28, 2005.

INTEGRAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2005 and September 30, 2004

ASSETS

	March 31, 2005 (unaudited)	September 30, 2004
CURRENT ASSETS
Cash	$25,170,698	$18,198,832
Marketable Securities	30,106,000	29,060,396
Accounts Receivable, net	34,662,299	39,628,515
Notes Receivable	480,663	263,913
Prepaid Expenses	573,465	632,595
Inventory	1,095,414	1,312,161
Deferred Income Tax - Current Portion	941,866	855,700
Income Taxes Receivable	38,018	—

TOTAL CURRENT ASSETS	93,068,423	89,952,112

FIXED ASSETS
Electronic Equipment	4,190,980	4,884,764
Furniture & Fixtures	548,822	876,255
Leasehold Improvements	1,509,087	1,345,634
Software Purchases	752,938	846,413

SUBTOTAL - FIXED ASSETS	7,001,827	7,953,066
Less: Accum. Depreciation	3,378,590	4,395,933

TOTAL FIXED ASSETS	3,623,237	3,557,133

OTHER ASSETS
Notes Receivable - Non-Current	294,583	300,338
Intangible Assets, net	499,993	637,493
Goodwill	33,338,775	33,256,186
Software Development Costs	3,898,885	4,591,904
Deposits and Deferred Charges	160,927	171,275

TOTAL OTHER ASSETS	38,193,163	38,957,196

TOTAL ASSETS	$134,884,823	$132,466,441

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2005 and September 30, 2004

LIABILITIES & STOCKHOLDERS’ EQUITY

	March 31, 2005 (unaudited)	September 30, 2004
CURRENT LIABILITIES
Accounts Payable	$4,052,089	$5,491,629
Accrued Expenses	5,835,971	13,893,662
Capital Leases Payable	36,636	35,119
Billings in Excess of Revenue	7,868,816	5,581,124
Income Taxes Payable	0	672,148

TOTAL CURRENT LIABILITIES	17,793,512	25,673,682

LONG TERM LIABILITIES
Capital Leases Payable	6,413	25,119
Deferred Income Taxes	1,428,340	1,428,344

TOTAL LONG TERM LIABILITIES	1,434,753	1,453,463

STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value, 40,000,000 shares authorized, and 10,368,893 and 9,944,494 shares issued and outstanding at March 31, 2005 and September 30, 2004, respectively	103,689	99,445
Additional Paid-in Capital	89,097,887	81,201,927
Retained Earnings	26,344,551	24,010,558
Accumulated Other Comprehensive Income	110,431	27,366

TOTAL STOCKHOLDERS’ EQUITY	115,656,558	105,339,296

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$134,884,823	$132,466,441

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenue	$23,346,768	$22,508,021	$45,266,302	$42,562,322

Cost of Revenue
Direct Labor	5,593,558	5,000,074	10,155,415	9,271,044
Overhead Costs	4,328,298	3,676,326	8,289,388	7,191,199
Travel and Other Direct Costs	656,087	672,061	1,169,716	1,220,776
Direct Equipment & Subcontracts	5,437,326	5,215,790	11,185,220	10,310,818

Total Cost of Revenue	16,015,269	14,564,251	30,799,739	27,993,837

Gross Margin	7,331,499	7,943,770	14,466,563	14,568,485

Selling, General & Administrative	3,112,946	3,228,720	6,884,952	6,085,163
Research & Development	470,228	915,251	1,252,998	1,706,492
Product Amortization	645,407	761,381	1,290,816	1,522,762
Intangible Asset Amortization	68,750	322,264	137,500	644,529

Income From Operations	3,034,168	2,716,154	4,900,297	4,609,539

Other Income (Expense)
Interest Income	258,160	140,323	471,227	309,409
Interest Expense	(1,588)	(1,739)	(3,073)	(4,145)
Gain (Loss) on Sale of Marketable Securities	(3,764)	0	49,997	21,439
Miscellaneous, net	(112,794)	(65,735)	(420,057)	(283,963)

Total Other Income	140,014	72,849	98,094	42,740

Income Before Income Tax	3,174,182	2,789,003	4,998,391	4,652,279

Provision for Income Taxes	1,124,712	1,008,768	1,763,534	1,698,233

Net Income	$2,049,470	$1,780,235	$3,234,857	$2,954,046

Weighted Avg. Number of Common Shares:
Basic	10,258,510	9,955,794	10,151,819	9,843,386
Diluted	10,405,110	10,076,410	10,289,642	9,977,816

Earnings per Share (Basic)	$0.20	$0.18	$0.32	$0.30
Earnings per Share (Diluted)	$0.20	$0.18	$0.31	$0.30

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2005

(Unaudited)

	Number of Shares	Common Stock At Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance September 30, 2004	9,944,494	$99,445	$81,201,927	$24,010,558	$27,366	$105,339,296

Net Income	—	—	—	3,234,857	—	3,234,857
Unrealized Loss on Marketable Securities (net of deferred tax of $9,129)	—	—	—	—	(14,281)	(14,281)
Unrealized Gain on Foreign Currency Exchange Contracts	—	—	—	—	20,843	20,843

Effect of Currency Translation	—	—	—	—	76,503	76,503

Total Comprehensive Income	—	—	—	—	—	3,317,922

Repurchased Shares	(8,100)	(81)	(62,663)	(82,726)	—	(145,470)
Shares Issued for FY04 RT Logic Earnout	230,349	2,303	4,184,059	—	—	4,186,362
Stock Options Exercised	202,150	2,022	3,774,564	—	—	3,776,586
Declared Dividends	—	—	—	(818,138)	—	(818,138)

Balance March 31, 2005	10,368,893	$103,689	$89,097,887	$26,344,551	$110,431	$115,656,558

INTEGRAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended March 31, 2005 and 2004

(Unaudited)

	For the Six Months Ended March 31,
	2005	2004
Cash flows from operating activities:

Net income	$3,234,857	$2,954,046

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,194,942	3,001,933
Reserve for doubtful accounts	(10,000)	65,325
Gain on sale of marketable securities	(49,997)	(21,439)
Gain on warrants	—	(95,000)
Loss on disposal of fixed assets	35,874	33,604
Changes in operating assets and liabilities, net:
Accounts receivable and other receivables	4,969,706	(2,041,232)
Prepaid expenses and deposits	82,606	(87,343)
Inventories	(128,121)	(700,132)
Accounts payable	(1,464,586)	363,315
Accrued expenses	(3,888,532)	(3,646,736)
Billings in excess of revenue	2,287,692	(294,135)
Income taxes payable	(656,581)	(462,691)

Total adjustments	3,373,003	(3,884,531)

Net cash provided by (used in) operating activities	6,607,860	(930,485)

Cash flows from investing activities:
Purchases of marketable securities	(1,195,000)	(115,691)
Sale of marketable securities	175,983	169,837
Issuance of notes receivable	(54,906)	—
Proceeds from payments on notes receivable	110,515	61,353
Acquisition of fixed assets	(947,080)	(517,092)
Software development costs	(597,798)	(1,094,223)

Net cash (used in) investing activities	(2,508,286)	(1,495,816)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,776,586	410,998
Stock repurchases	(145,470)	(81,385)
Dividend Payments	(818,138)	—
Capital lease obligation payments	(17,189)	(15,793)

Net cash provided by financing activities	2,795,789	313,820

Effect of currency translations	76,503	44,537
Net increase in cash	6,895,363	(2,112,481)

Cash – beginning of year	18,198,832	22,526,718

Cash - end of period	$25,170,698	$20,458,774

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

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

2.	Accounts Receivable

Accounts receivable at March 31, 2005 and September 30, 2004 consisted of the following:

	March 31, 2005	Sept. 30, 2004
Billed	$12,991,225	$15,117,607
Unbilled	21,677,006	24,467,186
Other	134,068	193,722
Reserve	(140,000)	(150,000)

Total	$34,662,299	$39,628,515

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

In June 2004, the Company filed a claim in the amount of approximately $1.8 million against the National Oceanic Atmospheric Administration (NOAA) of the U.S. Department of Commerce. The claim arose under a contract with NOAA to provide the Data Collection System Automated Processing System II (DAPS-II System). Additional costs were incurred in the performance of this contract during the first and second quarter of fiscal year 2005. Additional revenue was recognized in the first quarter only. As of March 31, 2005, unbilled accounts receivable included approximately $1.3 million associated with the claim.

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

3.	Line of Credit

The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5% to 2.4% based on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The line of credit is secured by the Company’s billed and unbilled accounts receivable, inventory, equipment and insurance proceeds and has certain financial covenants, including minimum net worth and liquidity ratios. The Company had no balance outstanding at March 31, 2005 under the line of credit. The line of credit expires on February 28, 2007.

The Company also has access to a $2.0 million equipment lease line of credit that had a balance of approximately $43,000 at March 31, 2005. The outstanding balance is payable over a 14-month period and bears interest at a rate of 8.8% per annum.

4.	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 123 (Revised 2004), Shared-Based Payment. Revised SFAS 123 addresses the requirements of an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which an employee is required to provide services in exchange for the award. The Company will be required to adopt this Statement during the first quarter of fiscal year 2006 and is currently evaluating the impact that this pronouncement will have on its future operations and financial reporting.

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

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

5.	Stock-Based Compensation (continued)

The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three and six months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income, as reported	$2,049,470	$1,780,235	$3,234,857	$2,954,046
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	441,432	386,140	889,200	833,484
Add: Stock-based employee compensation included in net income	—	—	—	—
Pro forma net income	$1,608,038	$1,394,095	$2,345,657	$2,120,562

Earnings per share:
As reported - basic	$0.20	$0.18	$0.32	$0.30
- diluted	$0.20	$0.18	$0.31	$0.30
Pro forma - basic	$0.16	$0.14	$0.23	$0.22
- diluted	$0.15	$0.14	$0.23	$0.21

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

The Ground Systems – Government segment provides ground systems products and services to the U.S.Government. It is currently the Company’s largest segment in terms of revenue and consists of the Company’s core command and control business for government applications. Its primary customers are the U.S. Air Force and NOAA.

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

On November 17, 2004, the Company disposed of the intellectual property rights, inventory and certain other assets of the Antenna Division to LJT & Associates, Inc. of Montgomery, Alabama (“LJT”), effective as of November 1, 2004. As consideration, LJT agreed to pay the Company $215,000 and executed a promissory note requiring payment of that sum in eight equal installments of $26,875 due on each July 1 and January 1 beginning on July 1, 2005. As additional consideration, LJT agreed to make future contingent payments to the Company for the period beginning November 1, 2004 through December 31, 2006. The contingent payments are calculated every December 31 beginning December 31, 2005 based on pretax income as defined in the acquisition agreement. Under the acquisition agreement, the Company will continue to fulfill its obligations under existing customer contracts but will engage LJT as a subcontractor to perform the actual work. The Company did not record a material gain or a loss as a result of this transaction.

In addition, the Company loaned LJT $100,000 to assist with initial expenses arising from use of the acquired assets in operations. LJT executed a promissory note requiring payment of that sum in installments to coincide with milestone payments on a certain contract. The Company disbursed the loan to LJT by issuing a cash disbursement in the amount of $54,906, which represents the loan balance after deducting the net assumed obligations with an aggregate total of $45,094.

Summarized financial information by business segment is as follows:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004
Revenue
Ground Systems–Government	$10,766,485	$10,414,632	$20,501,660	$20,373,528
Ground Systems–Government intersegment	—	—	—	—
Ground Systems–Commercial	4,187,794	4,851,286	8,443,218	8,618,546
Ground Systems–Commercial intersegment	66,446	7,931	153,399	7,931
Space Communication Systems	6,960,681	5,794,957	13,847,771	10,540,483
Space Communication Systems intersegment	1,018,679	261,898	1,514,682	830,787
Corporate	1,431,808	1,447,146	2,473,653	3,029,765
Corporate intersegment	936,072	1,288,146	1,806,572	2,502,346
Elimination of intersegment sales	(2,021,197)	(1,557,975)	(3,474,653)	(3,341,064)

Total Revenue	$23,346,768	$22,508,021	$45,266,302	$42,562,322

Operating Income
Ground Systems–Government	$1,059,366	$1,057,833	$1,783,321	$2,097,790
Ground Systems–Government intersegment	—	—	—	—
Ground Systems–Commercial	(147,034)	49,264	(26,852)	86,769
Ground Systems–Commercial intersegment	(3,874)	(487)	(16,130)	(487)
Space Communication Systems	2,560,116	2,161,132	4,343,059	3,784,654
Space Communication Systems intersegment	7,293	—	7,293	—
Corporate	(438,279)	(552,075)	(1,199,230)	(1,359,674)
Corporate intersegment	(3,660)	62	(10,029)	(3,513)
Elimination of intersegment Operating Income	240	425	18,865	4,000

Total Operating Income	$3,034,168	$2,716,154	$4,900,297	$4,609,539

Total Assets
Ground Systems–Government	$17,239,592	$18,039,057	$17,239,592	$18,039,057
Ground Systems–Commercial	13,741,601	14,170,812	13,741,601	14,170,812
Space Communication Systems	50,909,472	45,863,714	50,909,472	45,863,714
Corporate	69,326,507	58,974,743	69,326,507	58,974,743
Elimination of intersegment accounts receivable	(16,332,349)	(14,853,097)	(16,332,349)	(14,853,097)

Total Assets	$134,884,823	$122,195,229	$134,884,823	$122,195,229

7.	Subsequent Event

On April 28, 2005, RT Logic Tract TT2, LLC, a newly-formed and wholly-owned subsidiary of Real Time Logic, Inc. (“RT Logic”), entered into a Purchase Agreement with Northgate Properties, LLC to purchase 10.373 acres of real property in Colorado Springs, Colorado for a purchase price of approximately $2.3 million, which will be paid in full at closing. The closing of the transaction is expected to occur before the end of the fiscal year, subject to due diligence review and customary closing conditions. RT Logic intends to construct its new headquarters on this property.

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

SAT Corporation (“SAT”) and Newpoint Technologies, Inc. (“Newpoint”), acquired by the Company in August 2000 and January 2002, respectively, offer complementary ground system components and systems. This includes turnkey systems, hardware and software for satellite and terrestrial communications signal monitoring, network and ground equipment monitoring, and control and satellite data processing.

Integral Systems Europe (“ISI Europe”), the Company’s wholly owned subsidiary formed in March 2001, with headquarters in Toulouse, France, serves as the focal point for the support of all of the Company’s European business.

Space Communications Systems

This segment, consisting exclusively of the Company’s wholly owned subsidiary, RT Logic designs and builds satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories and range operations.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 123 (Revised 2004), “Shared-Based Payment”. Revised SFAS 123 addresses the requirements of an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which an employee is required to provide services in exchange for the award. The Company will be required to adopt this Statement during the first quarter of fiscal year 2006 and is currently evaluating the impact that this pronouncement will have on its future operations and financial reporting

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Results of Operations

The components of the Company’s income statement as a percentage of revenue are depicted in the following table for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	% of Revenue	2004	% of Revenue
	(in thousands)		(in thousands)
Revenue	$23,347	100.0	$22,508	100.0
Cost of Revenue	16,015	68.6	14,564	64.7

Gross Margin	7,332	31.4	7,944	35.3

Operating Expenses
Selling, General & Admin. (SG&A)	3,113	13.3	3,229	14.3
Research and Development	470	2.0	915	4.1
Product Amortization	646	2.8	762	3.4
Amortization-Intangible Assets	69	0.3	322	1.4

Income from Operations	3,034	13.0	2,716	12.1
Other Income (Expense) (net)	140.6		73	0.3

Income Before Income Taxes	3,174	13.6	2,789	12.4

Income Taxes	1,125	4.8	1,009	4.5

Net Income	$2,049	8.8	$1,780	7.9

Revenue

The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts that are funded by the U.S. Government as well as commercial and international organizations.

For the three months ended March 31, 2005 and 2004, the Company’s revenues were generated from the following sources:

	Three Months Ended March 31,
Revenue Type	2005	2004
U.S. Government Revenue (all segments)
NOAA	10%	16%
U.S. Air Force	53	53
Other U.S. Government Users	11	6

Subtotal	74	75

Commercial Revenue (all segments)	26	25

Total	100%	100%

On a consolidated basis, revenue increased 3.7%, or $800,000, to $23.3 million for the three months ended March 31, 2005, from $22.5 million for the three months ended March 31, 2004. Revenue for the three-month periods ended March 31, 2005 and 2004 for each of the Company’s segments is shown in the following table:

	Three Months Ended March 31,		Increase/ (Decrease)
Segment	2005	2004
	(in thousands)	(in thousands)	(in thousands)
Revenue

Ground Systems – Government	$10,767	$10,415	$352

Ground Systems – Commercial
Command & Control	2,928	3,340	(412)
Newpoint	883	772	111
SAT	604	1,269	(665)
Intra-Segment Elimination	(161)	(522)	361

Ground Systems – Commercial	4,254	4,859	(605)

Space Communications Systems	7,979	6,057	1,922

Corporate
Product Group	922	1,391	(469)
Antenna	1,107	428	679
I&T	—	582	(582)
Other	339	334	5

Corporate	2,368	2,735	(367)

Elimination	(2,021)	(1,558)	(463)

Total Revenue	$23,347	$22,508	$839

Revenue increases in the Company’s Ground Systems - Government segment between the three months ended March 31, 2005 and 2004 primarily relate to increased sales of $1.4 million from the Company’s contracts with the U.S. Air Force partially offset by revenue decreases from NOAA.

Revenue decreases of approximately $410,000 for the Company’s Command & Control unit of its Ground Systems – Commercial segment resulted from lower revenues in the three months ended March 31, 2005 from ISI Europe compared to revenues recorded during the three months ended March 31, 2004. ISI Europe earned almost 40% of its entire fiscal year 2004 revenues in the second quarter last fiscal year. Revenues are expected to be more evenly distributed on a quarterly basis for ISI Europe in fiscal year 2005 than the revenues recorded in fiscal year 2004.

SAT’s revenue decrease relates to order delays and decreased order shipments during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. SAT also recorded approximately $120,000 of current period charges primarily related to a software shipment which has not been accepted by the customer.

Newpoint revenue increased approximately $110,000 for the three month ended March 31, 2005 compared to the three months ended March 31, 2004 due to increased product shipments.

Revenue increases for the Company’s Space Communications Systems segment resulted from increased backlog and increased product shipments for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

In the Company’s Corporate segment, the Product Group recorded decreased license revenues for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Antenna Division revenues increased approximately $680,000 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily because of the Company’s on-going contract with the Malaysian military for the delivery of two antenna systems.

The Company disbanded its I&T Division during the fourth quarter of fiscal year 2004 and accordingly, no revenues were recorded for this division during the second quarter of fiscal year 2005.

Cost of Revenue/Gross Margin

The Company computes gross margin by subtracting cost of revenue from revenue. Included in cost of revenue are direct labor expenses, overhead charges associated with the Company’s direct labor base and other costs that can be directly related to specific contract cost objectives, such as travel, consultants, equipment, subcontracts and other direct costs.

Gross margins on contract revenues vary depending on the type of product or service provided. Generally, license revenues related to the sale of the Company’s COTS products have the greatest gross margins because of the minimal associated marginal costs to produce. By contrast, gross margins for equipment and subcontract pass-throughs seldom exceed 15%. Engineering service gross margins typically range between 20% and 40%. These definitions and ratios generally apply across all segments, although margins on equipment costs for the Space Communications Systems segment are generally greater than the equipment margins in the other segments because that segment’s business is more hardware intensive.

During the three months ended March 31, 2005, cost of revenue increased by 10.0%, or $1.4 million, compared to the same period during the prior year, increasing from $14.6 million during the three months ended March 31, 2004 to $16.0 million during the three months ended March 31, 2005. Gross margin decreased from $7.9 million to $7.3 million, a decrease of $600,000, or 7.7%, during the periods being compared. Cost of revenue and gross margin for the three months ended March 31, 2005 and 2004 for each of the Company’s segments are shown in the following table:

	Three Months Ended March 31,		Increase/ (Decrease)
Segment	2005	2004
	(in thousands)	(in thousands)	(in thousands)
Cost of Revenue
Ground Systems – Government	$8,429	$8,247	$182

Ground Systems – Commercial
Command & Control	2,220	2,649	(429)
Newpoint	464	377	87
SAT	600	879	(279)
Intra-Segment Elimination	(157)	(525)	368

Ground Systems – Commercial	3,127	3,380	(253)

Space Communications Systems	4,521	2,474	2,047

Corporate
Product Group	437	467	(30)
Antenna	1,177	710	467
I&T	—	509	(509)
Other	328	321	7

Corporate	1,942	2,007	(65)

Elimination	(2,004)	(1,544)	(460)

Total Cost of Revenue	$16,015	$14,564	$1,451

Gross Margin
Ground Systems – Government	$2,338	$2,168	$170

Ground Systems – Commercial
Command & Control	708	691	17
Newpoint	419	395	24
SAT	4	390	(386)
Intra-Segment Elimination	(4)	3	(7)

Ground Systems – Commercial	1,127	1,479	(352)

Space Communications Systems	3,458	3,583	(125)

Corporate
Product Group	485	924	(439)
Antenna	(70)	(282)	212
I&T	—	73	(73)
Other	11	13	(2)

Corporate	426	728	(302)

Elimination	(17)	(14)	(3)

Total Gross Margin	$7,332	$7,944	$(612)

The increased gross margin in the Company’s Ground Systems – Government segment (approximately $170,000) relates to $350,000 of increased revenue recorded during the periods being compared. As a result, gross margin as a percentage of revenue for the Ground Systems - Government segment increased from 20.8% for the three months ended March 31, 2004 to 21.7% for the three months ended March 31, 2005.

The slightly higher gross margin (approximately $20,000) for the Command & Control unit of the Company’s Ground Systems - Commercial segment is primarily attributable to decreased direct equipment costs incurred during the periods being compared. Newpoint’s increased gross margin (also approximately $20,000) results from increased revenue earned in the current period. The approximate $390,000 gross margin decrease at SAT is a result of $670,000 lower revenue.

The Space Communications System segment experienced a decrease in gross margin despite increased revenue. The segment’s gross margin percentage declined from 59.2% for the three months ended March 31, 2004 to 43.3% for the three months ended March 31, 2005 due to a considerably greater mix of third party equipment costs in the segment’s cost of revenue in the current quarter than in the three months ended March 31, 2004. Similar to the Company’s other business segments, the Space Communications Systems segment typically earns less gross margin on third party equipment purchases than on other cost elements. Further, the segment had an unusually high percentage of production type revenue in the three months ended March 31, 2004. Generally, production type contracts generate higher gross margins due to increased efficiencies for this segment as compared to non-production oriented jobs.

In the Corporate segment, the Product Group experienced a lower gross margin of approximately $440,000 on a period-to-period basis because of decreased license revenue. Although the Antenna Division was able to reduce its gross margin deficit by approximately $210,000, the Antenna Division nonetheless recorded a $70,000 gross margin deficit during the current three-month period. The I&T Division posted no gross margins as it had no revenue for the current quarter.

Operating Expenses

Operating expenses for the three months ended March 31, 2005 and 2004 for each of the Company’s segments are shown in the following table:

	Three Months Ended March 31,		Increase/ (Decrease)
Segment	2005	2004
	(in thousands)	(in thousands)	(in thousands)
Operating Expenses

Ground Systems – Government	$1,279	$1,110	$169

Ground Systems – Commercial
Command & Control	441	399	42
Newpoint	336	381	(45)
SAT	505	651	(146)
Intra-Segment Elimination	(4)	—	(4)

Ground Systems – Commercial	1,278	1,431	(153)

Space Communications Systems	890	1,421	(531)

Corporate
Product Group	834	1,027	(193)
Antenna	21	85	(64)
I&T	—	256	(256)
Other	13	(87)	100

Corporate	868	1,281	(413)

Elimination	(17)	(15)	(2)

Total Operating Expenses	$4,298	$5,228	$(930)

Operating expenses in the Company’s Ground Systems – Government segment increased by approximately $170,000 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due to increased bid and proposal expenses related to the Company’s recently announced RAIDRS contract with the U.S. Air Force.

Operating expenses in the Command & Control unit of the Company’s Ground Systems – Commercial segment increased by more than $40,000 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due to allocated bid and proposal expenses. Operating expenses at SAT were down almost $150,000 principally due to reductions in product amortization expenses. At Newpoint operating expenses decreased by approximately $45,000 during the periods being compared.

The Space Communications Systems segment’s current period operating expenses were down approximately $530,000 compared to the second quarter of the last fiscal year. Amortization expense decreased approximately $255,000 resulting from certain intangible assets being fully amortized at June 30, 2004. Although SG&A expenses increased by approximately $60,000 on a period to period basis, R&D spending was lower by approximately $340,000 accounting for most of the remaining decline in operating expenses.

Operating expenses in the Corporate segment decreased by approximately $410,000 principally due to the closure of the I&T Division, the sale of operating assets of the Antenna Division in November 2004 and reduced product related selling expenses.

Income from Operations

Income from operations for the three months ended March 31, 2005 and 2004 for each of the Company’s segments is shown in the following table:

Segment	Three Months Ended March 31,		Increase/ (Decrease)
	2005	2004
	(in thousands)	(in thousands)	(in thousands)
Income from Operations

Ground Systems – Government	$1,059	$1,058	$1

Ground Systems – Commercial
Command & Control	267	292	(25)
Newpoint	83	14	69
SAT	(501)	(261)	(240)
Intra-Segment Elimination	—	3	(3)

Ground Systems – Commercial	(151)	48	(199)

Space Communications Systems	2,568	2,162	406

Corporate
Product Group	(349)	(103)	(246)
Antenna	(91)	(367)	276
I&T	—	(183)	183
Other	(2)	100	(102)

Corporate	(442)	(553)	111

Elimination	—	1	(1)

Total Income from Operations	$3,034	$2,716	$318

Income from operations during the periods compared was flat in the Company’s Ground Systems – Government segment as a result of increased gross margins offset by increased operating expenses.

Income from operations during the periods compared decreased by approximately $200,000 in the Company’s Ground Systems – Commercial segment as a result of reduced revenue and gross margins at SAT as described above.

The Space Communications Systems segment recorded increased income from operations principally due to decreased operating expenses.

In the Corporate segment, the Product Group posted an operating loss of almost $350,000 primarily because of amortization expense that exceeded $560,000 for the quarter coupled with lower license revenue. Although the Product Group recorded losses for the quarter, a large portion of the revenue generated in its ground systems business (both Government and Commercial) is a result of its EPOCH IPS product line, which the Company believes distinctly and favorably distinguishes it from its competitors.

Operating losses in the Antenna Division have been reduced due to the sale of the unit’s assets, while operating losses at the I&T Division have been eliminated due to the shutdown of that unit.

Other Income/Expense/Impairment of Marketable Securities

The changes in other income and expense between the quarters being compared, although considered immaterial, mostly result from increased interest income related to favorable interest rate changes.

Income Before Income Taxes/Net Income

Income before income taxes increased approximately $390,000 over amounts posted during the second quarter of last fiscal year principally due to increased operating income of approximately $320,000 as described above combined with increased interest income.

The Company’s effective tax rate decreased from 36.2% for the three months ended March 31, 2004 to 35.4% for the three months ended March 31, 2005 principally due to a higher percentage of tax exempt income compared to total income before income taxes in the current period.

As a result of the above, net income increased to approximately $2.050 million during the three months ended March 31, 2005 from $1.780 million during the three months ended March 31, 2004.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004

Results of Operations

The components of the Company’s income statement as a percentage of revenue are depicted in the following table for the six months ended March 31, 2005 and 2004:

	Six Months Ended March 31,
	2005	% of Revenue	2004	% of Revenue
	(in thousands)		(in thousands)
Revenue	$45,266	100.0	$42,562	100.0
Cost of Revenue	30,799	68.0	27,994	65.8

Gross Margin	14,467	32.0	14,568	34.2

Operating Expenses
Selling, General & Admin. (SG&A)	6,885	15.2	6,085	14.3
Research and Development	1,253	2.8	1,706	4.0
Product Amortization	1,291	2.9	1,523	3.6
Amortization-Intangible Assets	138	0.3	645	1.5

Income from Operations	4,900	10.8	4,609	10.8
Other Income (Expense) (net)	98	0.2	43	0.1

Income Before Income Taxes	4,998	11.0	4,652	10.9

Income Taxes	1,763	3.9	1,698	4.0

Net Income	$3,235	7.1	$2,954	6.9

Revenue

The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts that are funded by the U.S. Government as well as commercial and international organizations.

For the six months ended March 31, 2005 and 2004, the Company’s revenues were generated from the following sources:

	Six Months Ended March 31,
Revenue Type	2005	2004
U.S. Government Revenue (all segments)
NOAA	11%	16%
U.S. Air Force	51	53
Other U.S. Government Users	12	6

Subtotal	74	75

Commercial Revenue (all segments)	26	25

Total	100%	100%

On a consolidated basis, revenue increased 6.4%, or $2.7 million, to $45.3 million for the six months ended March 31, 2005, from $42.6 million for the six months ended March 31, 2004. Revenue for the six-month periods ended March 31, 2005 and 2004 for each of the Company’s segments is shown in the following table:

	Six Months Ended March 31,		Increase/ (Decrease)
Segment	2005	2004
	(in thousands)	(in thousands)	(in thousands)
Revenue

Ground Systems – Government	$20,502	$20,374	$128

Ground Systems – Commercial
Command & Control	5,689	5,574	115
Newpoint	1,576	1,382	194
SAT	1,560	2,458	(898)
Intra-Segment Elimination	(228)	(788)	560

Ground Systems – Commercial	8,597	8,626	(29)

Space Communications Systems	15,362	11,371	3,991

Corporate
Product Group	1,875	2,280	(405)
Antenna	1,778	1,144	634
I&T	—	1,365	(1,365)
Other	627	743	(116)

Corporate	4,280	5,532	(1,252)

Elimination	(3,475)	(3,341)	(134)

Total Revenue	$45,266	$42,562	$2,704

Revenue increases in the Company’s Ground Systems - Government segment between the six months ended March 31, 2005 and 2004 primarily relate to increased sales from the Company’s contracts with the U.S. Air Force partially offset by revenue decreases from NOAA.

Revenue increases in the Company’s Ground Systems – Commercial segment (other than SAT) resulted from increased backlog and increased product shipments to customers. SAT’s revenue decrease relates to decreased order shipments and order delays experienced during the six months ended March 31, 2005 compared to the six months ended March 31, 2004.

Revenue increases in the Company’s Space Communications Systems segment resulted from increased backlog and increased product shipments to customers.

In the Company’s Corporate segment, the Product Group recorded decreased license revenues between the periods being compared.

Antenna Division revenues increased approximately $630,000 between the periods being compared primarily because of the Company’s on-going contract with the Malaysian military for the delivery of two antenna systems.

The Company disbanded its I&T Division during the fourth quarter of fiscal year 2004 and accordingly, no revenues were recorded for this division during the first half of fiscal year 2005.

Cost of Revenue/Gross Margin

The Company computes gross margin by subtracting cost of revenue from revenue. Included in cost of revenue are direct labor expenses, overhead charges associated with the Company’s direct labor base and other costs that can be directly related to specific contract cost objectives, such as travel, consultants, equipment, subcontracts and other direct costs.

Gross margins on contract revenues vary depending on the type of product or service provided. Generally, license revenues related to the sale of the Company’s COTS products have the greatest gross margins because of the minimal associated marginal costs to produce. By contrast, gross margins for equipment and subcontract pass-throughs seldom exceed 15%. Engineering service gross margins typically range between 20% and 40%. These definitions and ratios generally apply across all segments, although margins on equipment costs for the Space Communications Systems segment are generally greater than the equipment margins in the other segments because that segment’s business is more hardware intensive.

During the six months ended March 31, 2005, cost of revenue increased by 10.0%, or $2.8 million, compared to the same period during the prior year, increasing from $28.0 million during the six months ended March 31, 2004 to $30.8 million during the six months ended March 31, 2005. Gross margin decreased from $14.6 million to $14.5 million, a decrease of $100,000, or .7%, during the periods being compared. Cost of revenue and gross margin for the three months ended March 31, 2005 and 2004 for each of the Company’s segments are shown in the following table:

	Six Months Ended March 31,		Increase/ (Decrease)
Segment	2005	2004
	(in thousands)	(in thousands)	(in thousands)
Cost of Revenue
Ground Systems – Government	$15,870	$16,246	$(376)

Ground Systems – Commercial
Command & Control	4,393	4,621	(228)
Newpoint	781	609	172
SAT	1,063	1,513	(450)
Intra-Segment Elimination	(187)	(791)	604

Ground Systems – Commercial	6,050	5,952	98

Space Communications Systems	8,787	4,825	3,962

Corporate
Product Group	896	969	(73)
Antenna	2,022	1,452	570
I&T	—	1,147	(1,147)
Other	609	718	(109)

Corporate	3,527	4,286	(759)

Elimination	(3,435)	(3,315)	(120)

Total Cost of Revenue	$30,799	$27,994	$2,805

Gross Margin
Ground Systems – Government	$4,632	$4,128	$504

Ground Systems – Commercial
Command & Control	1,296	953	343
Newpoint	795	773	22
SAT	497	945	(448)
Intra-Segment Elimination	(41)	3	(44)

Ground Systems – Commercial	2,547	2,674	(127)

Space Communications Systems	6,575	6,546	29

Corporate
Product Group	979	1,311	(332)
Antenna	(244)	(308)	64
I&T	—	218	(218)
Other	18	25	(7)

Corporate	753	1,246	(493)

Elimination	(40)	(26)	(14)

Total Gross Margin	$14,467	$14,568	$(101)

The higher gross margin for the Company’s Ground Systems - Government segment is primarily attributable to lower equipment and subcontract costs incurred during the current six-month period. As a result, gross margin as a percentage of revenue for the Ground Systems - Government segment increased from 20.3% for the six months ended March 31, 2004 to 22.6% for the six months ended March 31, 2005.

The gross margin for the Company’s Ground Systems – Commercial segment primarily relates to increased revenue from the segment’s Command & Control Division coupled with lower current period equipment costs. Newpoint’s gross margin was flat between the periods being compared despite slightly higher revenues. Newpoint had a higher dollar and percentage content of equipment and subcontract costs in its current six-month cost mix compared to the first half of the last fiscal year, resulting in a lower gross margin percentage (50.4% vs. 55.9%). At SAT, gross margin declined by approximately $450,000 due to a $900,000 decrease in revenues.

Gross margin in the Space Communications System segment was flat during the periods being compared despite increased revenue of almost $4.0 million. The segment’s gross margin percentage declined from 57.6% for the six months ended March 31, 2004 to 42.8% for the six months ended March 31, 2005 due to a considerably greater mix of third party equipment costs in the segment’s cost of revenue in the six months ended March 31 2005 than in the six months ended March 31, 2004. Similar to the Company’s other business segments, the Space Communications Systems segment typically earns less gross margin on third party equipment purchases than on other cost elements. Further, the segment had an unusually high percentage of production type revenue in the six months ended March 31, 2004. Generally, production type contracts generate higher gross margins due to increased efficiencies for this segment as compared to non-production oriented jobs.

In the Corporate segment, the Product Group experienced a lower gross margin of approximately $330,000 on a period-to-period basis because of decreased license revenue. Although the Antenna Division was able to reduce its gross margin deficit by approximately $60,000, the Division nonetheless recorded a $240,000 gross margin deficit during the current six-month period. The I&T Division posted no gross margins as it had no revenue for the current half year period.

Operating Expenses

Operating expenses for the six months ended March 31, 2005 and 2004 for each of the Company’s segments are shown in the following table:

	Six Months Ended March 31,		Increase/ (Decrease)
Segment	2005	2004
	(in thousands)	(in thousands)	(in thousands)
Operating Expenses

Ground Systems – Government	$2,849	$2,030	$819

Ground Systems – Commercial
Command & Control	925	665	260
Newpoint	708	755	(47)
SAT	988	1,169	(181)
Intra-Segment Elimination	(31)	—	(31)

Ground Systems – Commercial	2,590	2,589	1

Space Communications Systems	2,224	2,761	(537)

Corporate
Product Group	1,755	1,992	(237)
Antenna	82	155	(73)
I&T	—	484	(484)
Other	125	(21)	146

Corporate	1,962	2,610	(648)

Elimination	(58)	(31)	(27)

Total Operating Expenses	$9,567	$9,959	$(392)

Operating expenses in the Company’s Ground Systems – Government segment increased by approximately $820,000 for the six months ended March 31, 2005 compared to the six months ended March 31, 2004 due to increased bid and proposal expenses related to the Company’s recently announced RAIDRS contract with the U.S. Air Force.

Operating expenses in the Command & Control unit of the Company’s Ground Systems – Commercial segment increased by approximately $260,000 for the six months ended March 31, 2005 compared to the three months ended March 31, 2004 principally due to allocated bid and proposal expenses. Operating expenses at SAT were down approximately $180,000 principally due to reductions in product amortization expenses. At Newpoint operating expenses decreased by approximately $50,000 during the periods being compared.

The Space Communications Systems segment’s operating expenses for the six months ended March 31, 2005 were down approximately $540,000 compared to the six months ended March 31, 2004. Amortization expense decreased approximately $510,000 resulting from certain intangible assets being fully amortized at June 30, 2004. Although SG&A expenses increased by approximately $260,000 on a period to period basis, R&D spending was lower by approximately $290,000 accounting for most of the remaining decline in operating expenses.

Operating expenses in the Corporate segment decreased by approximately $650,000 principally due to the closure of the I&T Division, the sale of operating assets of the Antenna Division in November 2004 and reduced product related selling expenses.

Income from Operations

Income from operations for the six months ended March 31, 2005 and 2004 for each of the Company’s segments is shown in the following table:

	Six Months Ended March 31,		Increase/ (Decrease)
Segment	2005	2004
	(in thousands)	(in thousands)	(in thousands)
Income from Operations

Ground Systems – Government	$1,783	$2,098	$(315)

Ground Systems – Commercial
Command & Control	371	288	83
Newpoint	87	18	69
SAT	(491)	(224)	(267)
Intra-Segment Elimination	(10)	3	(13)

Ground Systems – Commercial	(43)	85	(128)

Space Communications Systems	4,351	3,785	566

Corporate
Product Group	(776)	(681)	(95)
Antenna	(326)	(463)	137
I&T	—	(266)	266
Other	(107)	46	(153)

Corporate	(1,209)	(1,364)	155

Elimination	18	5	13

Total Income from Operations	$4,900	$4,609	$291

Income from operations during the periods decreased approximately $320,000 in the Company’s Ground Systems – Government segment as a result of increased operating expenses partially offset by increased gross margin.

Income from operations during the periods compared decreased by approximately $130,000 in the Company’s Ground Systems – Commercial segment as a result of reduced revenue and gross margins at SAT as described above.

The Space Communications Systems segment recorded increased income from operations principally due to decreased operating expenses.

In the Corporate segment, the Product Group posted an operating loss of almost $780,000 primarily because of amortization expense that approached $1.2 million for the six months ended March 31, 2005 coupled with lower license revenue. Although the Product Group recorded losses for the first half of the fiscal year, a large portion of the revenue generated in its ground systems business (both Government and Commercial) is a result of its EPOCH IPS product line, which the Company believes distinctly and favorably distinguishes it from its competitors.

Operating losses in the Antenna Division have been reduced due to the sale of the unit’s assets, while operating losses at the I&T Division have been eliminated due to the shutdown of that unit.

Other Income/Expense/Impairment of Marketable Securities

The changes in other income and expense between the periods being compared, although considered immaterial, mostly result from increased interest income related to more favorable interest rate changes.

Income Before Income Taxes/Net Income

Income before income taxes increased approximately $350,000 for the six months ended March 31, 2005 compared to the six months ended March 31, 2004 principally due to increased operating income of approximately $290,000 as described above combined with increased interest income.

The Company’s effective tax rate decreased from 36.5% for the six months ended March 31, 2004 to 35.3% for the six months ended March 31, 2005 principally due to a higher percentage of tax exempt income compared to total income before income taxes in the current period.

As a result of the above, net income increased to approximately $3.2 million during the six months ended March 31, 2005 from $3.0 million during the six months ended March 31, 2004.

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

As disclosed in its Form 10-K for the fiscal year ended September 30, 2004, the Company was anticipating that operating results for fiscal year 2005 would be comparable to results recorded for fiscal year 2004. After analyzing its results for the six months ended March 31, 2005, the Company believes that it is on target to meet these goals for fiscal year 2005 in its entirety.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company’s inception in 1982, it has been profitable on an annual basis and has generally financed its working capital needs through internally generated funds, supplemented by borrowings under the Company’s general line of credit facility with a commercial bank and the proceeds from the Company’s initial public offering in 1988. In June 1999, the Company supplemented its working capital position by raising approximately $19.7 million (net) through the private placement of approximately 1.2 million shares of its common stock. In February 2000, the Company raised an additional $40.9 million (net) for use in connection with potential acquisitions and other general corporate purposes through the private placement of 1.4 million additional shares of its common stock. With respect to the capital raised in the private placements, at March 31, 2005, $10.1 million was invested in variable rate State of Maryland debt securities and $20.0 million was invested in Banc of America Preferred Funding Corporation “Dividends Received Eligible Auction Market” preferred stock (“DREAMS”).

For the six months ended March 31, 2005, operating activities provided the Company approximately $6.6 million of cash. The Company used approximately $2.5 million in investing activities and financing activities provided approximately $2.8 million. Included in the $2.5 million of investing activities is approximately $600,000 in newly capitalized software development costs and $950,000 used for the purchase of fixed assets.

The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5% to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company’s billed and unbilled accounts receivable, inventory, equipment, and insurance proceeds and has certain financial covenants, including minimum net worth and liquidity ratios. The Company had no balance outstanding at March 31, 2005 under the line of credit. The line of credit expires on February 28, 2007.

The Company also has access to a $2.0 million equipment lease line of credit that had a balance of approximately $43,000 at March 31, 2005. The outstanding balance is payable over a 14-month period and bears interest at a rate of 8.8% per annum.

The Company’s Board of Directors declared a cash dividend of $.04 per share to all stockholders of record as of close of business on March 3, 2005. The dividend was paid on March 30, 2005 in the amount of $413,708. In addition, the Company’s Board of Directors declared a cash dividend of $.04 per share to all stockholders of record as of close of business on June 2, 2005. The dividend will be paid on or about June 29, 2005.

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

The Company believes that inflation did not have a material impact on the Company’s revenues or income from operations during the six months ended March 31, 2005 or in past fiscal years.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While the Company currently does not have significant European operations, our customer base is expanding outside the U.S. and therefore certain contracts now and in the future will likely be denominated in currencies other than the U.S. dollar. As a result, the Company’s financial results could be affected by factors such as foreign currency exchange rates for contracts denominated in currencies other than the U.S. dollar. To mitigate the effect of changes in foreign currency exchange rates, the Company may hedge this risk by entering into forward foreign currency contracts. As of March 31, 2005, virtually all of the Company’s contracts are denominated in U.S. dollars. Three contracts were denominated in Euros that were hedged. These contracts are not material to the Company’s financial statements. As the Company enters into new foreign currency based contracts in the future, the Company may employ similar hedging contracts.

ITEM 4. CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the fiscal quarter covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) On October 1, 2002, the Company acquired all of the issued and outstanding stock of RT Logic pursuant to an Agreement and Plan of Reorganization dated October 1, 2002 (the “Reorganization Agreement”) for an initial purchase price payable to the shareholders of RT Logic that included 683,870 shares of the Company’s common stock, par value $.01 per share. Pursuant to the terms of the Reorganization Agreement, in November 2002, the former shareholders of RT Logic received additional aggregate consideration that included 25,806 shares of the Company’s common stock. Pursuant to the Reorganization Agreement, in January 2004, the former shareholders of RT Logic received contingent purchase price with respect to the year ended September 30, 2003, that included 209,926 shares of the Company’s common stock. Pursuant to the Reorganization Agreement, in February 2005, the former shareholders of RT Logic received contingent purchase price with respect to the year ended September 30, 2004, that included 230,349 shares of the Company’s common stock and $4,186,369 in cash The Company relied on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 under Regulation D of the Securities Act for the exemption from registration of the sale of such shares.

The following is a table summarizing the Company’s purchases of its own equity securities during the three months ended March 31, 2005.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2005	6,200	$17.89	359,471	573,287
February 1 to February 28, 2005	1,900	$18.18	361,371	571,387
March 1 to March 31, 2005	—	—	361,371	571.387

(1)	On September 23, 2002, the Company announced a plan to repurchase up to 932,758 shares of its common stock. The stock repurchase program will be transacted over an indefinite period of time and purchases will be made as management and the Board of Directors deem prudent.

ITEM 6. EXHIBITS

Exhibits

10.1*†	Award/Contract No. FA8819-04-R-0018 from SMC/SYK Space & Missile Systems Center, effective February 25, 2005.

11.1	Computation of Per Share Earnings.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act, of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.
†	The Attachments to this Award/Contract have been omitted in reliance upon the rules of the Securities and Exchange Commission. A copy will be delivered to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAL SYSTEMS, INC.
(Registrant)

Date: May 10, 2005	By:	/s/ THOMAS L. GOUGH
Thomas L. Gough
President & Chief Operating Officer

Date: May 10, 2005	By:	/s/ ELAINE M. PARFITT
Elaine M. Parfitt
Executive Vice President &
Chief Financial Officer