Form 10-Q
period 2005-06-30
INTEGRAL SYSTEMS INC /MD/
filed 2005-08-09
CIK 718130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

Registrant had 10,424,163 shares of common stock outstanding as of July 29, 2005.

INTEGRAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2005 and September 30, 2004

	June 30, 2005	September 30, 2004
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$28,969,421	$18,198,832
Marketable Securities	27,951,000	29,060,396
Accounts Receivable, net	37,093,709	39,628,515
Notes Receivable	451,573	263,913
Prepaid Expenses	498,235	632,595
Inventory	2,097,549	1,312,161
Deferred Income Tax - Current Portion	941,866	855,700
Income Taxes Receivable	787,073	0

TOTAL CURRENT ASSETS	98,790,426	89,952,112

FIXED ASSETS
Electronic Equipment	4,389,167	4,884,764
Furniture & Fixtures	559,516	876,255
Leasehold Improvements	1,510,824	1,345,634
Software Purchases	795,715	846,413

SUBTOTAL - FIXED ASSETS	7,255,222	7,953,066
Less: Accumulated Depreciation	3,795,321	4,395,933

TOTAL FIXED ASSETS	3,459,901	3,557,133

OTHER ASSETS
Notes Receivable - Non-Current	294,583	300,338
Intangible Assets, net	431,243	637,493
Goodwill	33,338,768	33,256,186
Software Development Costs	3,247,130	4,591,904
Deposits and Deferred Charges	205,144	171,275

TOTAL OTHER ASSETS	37,516,868	38,957,196

TOTAL ASSETS	$139,767,195	$132,466,441

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2005 and September 30, 2004

	June 30, 2005	September 30, 2004
	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$6,445,710	$5,491,629
Accrued Expenses	6,470,171	13,893,662
Capital Leases Payable	34,179	35,119
Billings in Excess of Revenue	7,748,940	5,581,124
Income Taxes Payable	0	672,148

TOTAL CURRENT LIABILITIES	20,699,000	25,673,682

LONG TERM LIABILITIES
Capital Leases Payable	0	25,119
Deferred Income Taxes	1,428,340	1,428,344

TOTAL LONG TERM LIABILITIES	1,428,340	1,453,463

STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value, 40,000,000 shares authorized, and 10,406,613 and 9,944,494 shares issued and outstanding at June 30, 2005 and September 30, 2004, respectively	104,066	99,445
Additional Paid-in Capital	89,749,659	81,201,927
Retained Earnings	27,791,521	24,010,558
Accumulated Other Comprehensive Income	(5,391)	27,366

TOTAL STOCKHOLDERS’ EQUITY	117,639,855	105,339,296

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$139,767,195	$132,466,441

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenue	$25,378,591	$22,632,229	$70,644,893	$65,194,551

Cost of Revenue
Direct Labor	5,918,188	5,057,792	16,073,603	14,328,836
Overhead Costs	4,726,979	3,462,270	13,016,367	10,653,469
Travel and Other Direct Costs	568,555	580,638	1,738,271	1,801,414
Direct Equipment & Subcontracts	6,819,565	6,329,565	18,004,785	16,640,383

Total Cost of Revenue	18,033,287	15,430,265	48,833,026	43,424,102

Gross Margin	7,345,304	7,201,964	21,811,867	21,770,449

Selling, General & Administrative	3,383,394	3,273,869	10,268,346	9,359,032
Research & Development	618,852	960,666	1,871,850	2,667,158
Product Amortization	645,409	761,381	1,936,225	2,284,143
Intangible Asset Amortization	68,750	68,750	206,250	713,279

Income From Operations	2,628,899	2,137,298	7,529,196	6,746,837

Other Income (Expense)
Interest Income	347,644	139,611	818,871	449,020
Interest Expense	(1,138)	(1,585)	(4,211)	(5,730)
Gain on Sale of Marketable Securities	0	0	49,997	21,439
Miscellaneous, net	(105,180)	(108,434)	(525,237)	(392,397)

Total Other Income	241,326	29,592	339,420	72,332

Income Before Income Tax	2,870,225	2,166,890	7,868,616	6,819,169

Provision for Income Taxes	1,006,575	782,472	2,770,109	2,480,705

Net Income	$1,863,650	$1,384,418	$5,098,507	$4,338,464

Weighted Avg. Number of Common Shares:
Basic	10,392,973	9,950,330	10,232,203	9,879,034
Diluted	10,629,952	10,099,956	10,424,185	10,053,256

Earnings per Share (Basic)	$0.18	$0.14	$0.50	$0.44
Earnings per Share (Diluted)	$0.18	$0.14	$0.49	$0.43

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2005

(Unaudited)

	Number of Shares	Common Stock At Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance September 30, 2004	9,944,494	$99,445	$81,201,927	$24,010,558	$27,366	$105,339,296

Net Income	—	—	—	5,098,507	—	5,098,507
Unrealized Loss on Marketable Securities (net of deferred tax of $9,129)	—	—	—	—	(14,281)	(14,281)
Unrealized Gain on Foreign Currency Exchange Contracts	—	—	—	—	20,843	20,843
Effect of Currency Translation	—	—	—	—	(39,319)	(39,319)

Total Comprehensive Income	—	—	—	—	—	5,065,750

Repurchased Shares	(8,100)	(81)	(62,663)	(82,726)	—	(145,470)
Shares Issued for FY04 RT Logic Earnout	230,349	2,303	4,184,059	—	—	4,186,362
Stock Options Exercised	239,870	2,399	4,426,336	—	—	4,428,735

Declared Dividends	—	—	—	(1,234,818)	—	(1,234,818)

Balance June 30, 2005	10,406,613	$104,066	$89,749,659	$27,791,521	$(5,391)	$117,639,855

INTEGRAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended June 30, 2005 and 2004

(Unaudited)

	For the Nine Months Ended June 30,
	2005	2004
Cash flows from operating activities:

Net income	$5,098,507	$4,338,464

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,328,093	4,269,085
Reserve for doubtful accounts	(20,000)	65,325
Gain on sale of marketable securities	(49,997)	(21,439)
Loss on disposal of fixed assets	40,395	42,661
Changes in operating assets and liabilities, net:
Accounts receivable and other receivables	2,548,296	(576,663)
Prepaid expenses and deposits	113,619	(217,744)
Inventories	(1,130,256)	(625,263)
Accounts payable	929,035	(27,975)
Accrued expenses	(3,254,325)	(3,473,282)
Billings in excess of revenue	2,167,816	(1,447,174)
Income taxes payable	(1,405,636)	(370,722)

Total adjustments	3,267,040	(2,383,191)

Net cash provided by operating activities	8,365,547	1,955,273

Cash flows from investing activities:
Purchases of marketable securities	—	(649,807)
Sale of marketable securities	1,135,983	169,837
Issuance of notes receivable	(54,906)	—
Proceeds from payments on notes receivable	139,605	92,605
Acquisition of fixed assets	(1,207,258)	(831,318)
Software development costs	(591,451)	(1,510,467)

Net cash (used in) investing activities	(578,027)	(2,729,150)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,428,735	444,871
Stock repurchases	(145,470)	(237,836)
Dividend payments	(1,234,818)	—
Capital lease obligation payments	(26,059)	(23,945)

Net cash provided by financing activities	3,022,388	183,090

Effect of currency translations	(39,319)	93,832
Net increase in cash	10,809,908	(590,787)

Cash – beginning of year	18,198,832	22,526,718

Cash - end of period	$28,969,421	$22,029,763

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

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

2.	Accounts Receivable

Accounts receivable at June 30, 2005 and September 30, 2004 consisted of the following:

	June 30, 2005	Sept. 30, 2004
Billed	$14,453,844	$15,117,607
Unbilled	22,657,058	24,467,186
Other	112,807	193,722
Reserve	(130,000)	(150,000)

Total	$37,093,709	$39,628,515

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

In June 2004, the Company filed a claim in the amount of approximately $1.8 million against the National Oceanic Atmospheric Administration (NOAA) of the U.S. Department of Commerce. The claim arose under a contract with NOAA to provide the Data Collection System Automated Processing System II (DAPS-II System). During the three months ended June 30, 2005, the Company filed a second but unrelated claim under the same contract for an additional $320,000. As of June 30, 2005, unbilled accounts receivable included approximately $1.3 million associated with the claims.

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

3.	Line of Credit

The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5% to 2.4% based on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The line of credit is secured by the Company’s billed and unbilled accounts receivable, inventory, equipment and insurance proceeds and has certain financial covenants, including minimum net worth and liquidity ratios. The Company had no balance outstanding at June 30, 2005 under the line of credit. The line of credit expires on February 28, 2007.

The Company also has access to a $2.0 million equipment lease line of credit that had a balance of approximately $34,200 at June 30, 2005. The outstanding balance is payable over a 11-month period and bears interest at a rate of 8.8% per annum.

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

The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three and nine months ended June 30, 2005 and 2004 is as follows:

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

5.	Stock-Based Compensation (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$1,863,650	$1,384,418	$5,098,507	$4,338,464
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	386,914	398,486	1,275,654	1,231,970
Add: Stock-based employee compensation included in net income	—	—	—	—
Pro forma net income	$1,476,736	$985,932	$3,822,853	$3,106,494

Earnings per share:
As reported - basic	$0.18	$0.14	$0.50	$0.44
- diluted	$0.18	$0.14	$0.49	$0.43
Pro forma - basic	$0.14	$0.10	$0.37	$0.31
- diluted	$0.14	$0.10	$0.37	$0.31

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

The Corporate segment is the Company’s “all other” segment. It includes the Company’s Product Division, which is responsible for the Company’s core command and control product line (EPOCH IPS); business areas in the development stage and businesses being disbanded (the Company’s Antenna Division, the Company’s Skylight product, and the Company’s Integration and Test (I&T) Division). The Product Division licenses the Company’s EPOCH IPS product line to other operating segments and to third party customers. It is also the segment responsible for EPOCH IPS maintenance and support revenue and expenses.

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

On April 28, 2005, RT Logic Tract TT2, LLC, a newly-formed and wholly-owned subsidiary of RT Logic, entered into a Purchase Agreement with Northgate Properties, LLC to purchase 10.373 acres of real property in Colorado Springs, Colorado for a purchase price of approximately $2.3 million, which will be paid in full at closing. The closing of the transaction is expected to occur before the end of the fiscal year, subject to due diligence review and customary closing conditions. RT Logic intends to construct its new headquarters on this property.

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

6.	Business Segment Information (continued)

Summarized financial information by business segment is as follows:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2005	Nine Months Ended June 30, 2004
Revenue
Ground Systems–Government	$12,596,099	$12,037,703	$33,097,759	$32,411,231
Ground Systems–Government intersegment	—	250,252	—	250,252
Ground Systems–Commercial	4,862,193	4,253,005	13,305,411	12,871,551
Ground Systems–Commercial intersegment	128,116	7,180	281,515	15,111
Space Communication Systems	7,228,607	5,048,215	21,076,378	15,588,698
Space Communication Systems intersegment	901,184	1,174,342	2,415,866	2,005,129
Corporate	691,692	1,293,306	3,165,345	4,323,071
Corporate intersegment	847,417	958,694	2,653,989	3,461,040
Elimination of intersegment sales	(1,876,717)	(2,390,468)	(5,351,370)	(5,731,532)

Total Revenue	$25,378,591	$22,632,229	$70,644,893	$65,194,551

Operating Income
Ground Systems–Government	$980,313	$1,360,069	$2,763,634	$3,457,859
Ground Systems–Government intersegment	—	—	—	—
Ground Systems–Commercial	419,527	(202,022)	392,675	(115,253)
Ground Systems–Commercial intersegment	(6,134)	26	(22,264)	(461)
Space Communication Systems	2,349,173	1,834,419	6,692,232	5,619,073
Space Communication Systems intersegment	(6,100)	(547)	1,193	(547)
Corporate	(1,120,114)	(855,168)	(2,319,345)	(2,214,842)
Corporate intersegment	(422)	2,206	(10,450)	(1,307)
Elimination of intersegment Operating Income	12,656	(1,685)	31,521	2,315

Total Operating Income	$2,628,899	$2,137,298	$7,529,196	$6,746,837

Total Assets
Ground Systems–Government	$18,725,638	$21,168,555	$18,725,638	$21,168,555
Ground Systems–Commercial	13,468,004	12,170,512	13,468,004	12,170,512
Space Communication Systems	49,435,938	44,442,590	49,435,938	44,442,590
Corporate	71,025,955	58,450,937	71,025,955	58,450,937
Elimination of intersegment accounts receivable	(12,888,340)	(14,114,683)	(12,888,340)	(14,114,683)

Total Assets	$139,767,195	$122,117,911	$139,767,195	$122,117,911

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

Space Communications Systems

This segment, consisting exclusively of the Company’s wholly owned subsidiary, Real Time Logic, Inc. (“RT Logic”), designs and builds satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories and range operations.

Corporate

This segment is the Company’s “all other” segment. It includes the Company’s Product Division, which is responsible for the Company’s core command and control product line (EPOCH IPS); business areas in the development stage and businesses being disbanded (the Company’s Antenna Division, the Company’s Skylight product and the Company’s Integration and Test (I&T) Division). The Product Division licenses the Company’s EPOCH IPS product line to other operating segments and to third party customers. It is also the segment responsible for EPOCH IPS maintenance and support revenue and expenses.

All intra-segment and inter-segment revenues and expenses have been eliminated in consolidation as appropriate. Operating results for periods prior to October 1, 2004 have been reclassified for comparative purposes. In order to provide year to year reporting continuity, the Company has elected to provide additional disclosures for SAT and Newpoint through the end of fiscal year 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 123 (Revised 2004), “Shared-Based Payment”. Revised SFAS 123 addresses the requirements of an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which an employee is required to provide services in exchange for the award. The Company will be required to adopt this Statement during the first quarter of fiscal year 2006 and is currently evaluating the impact that this pronouncement will have on its future operations and financial reporting

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

Results of Operations

The components of the Company’s income statement as a percentage of revenue are depicted in the following table for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	2005	% of Revenue	2004	% of Revenue
	(in thousands)		(in thousands)
Revenue	$25,379	100.0	$22,632	100.0
Cost of Revenue	18,034	71.1	15,430	68.2

Gross Margin	7,345	28.9	7,202	31.8

Operating Expenses
Selling, General & Admin. (SG&A)	3,383	13.3	3,274	14.5
Research and Development	619	2.4	961	4.2
Product Amortization	645	2.5	761	3.4
Amortization-Intangible Assets	69	0.3	69	0.3

Income from Operations	2,629	10.4	2,137	9.4
Other Income (Expense) (net)	241	0.9	30	0.2

Income Before Income Taxes	2,870	11.3	2,167	9.6

Income Taxes	1,006	4.0	783	3.5

Net Income	$1,864	7.3	$1,384	6.1

Revenue

The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts that are funded by the U.S. Government as well as commercial and international organizations.

For the three months ended June 30, 2005 and 2004, the Company’s revenues were generated from the following sources:

	Three Months Ended June 30,
Revenue Type	2005	2004
U.S. Government Revenue (all segments)
NOAA	6%	15%
U.S. Air Force	58	56
Other U.S. Government Users	12	6

Subtotal	76	77

Commercial Revenue (all segments)	24	23

Total	100%	100%

On a consolidated basis, revenue increased 12.1%, or $2.8 million, to $25.4 million for the three months ended June 30, 2005, from $22.6 million for the three months ended June 30, 2004. Revenue for the three-month periods ended June 30, 2005 and 2004 for each of the Company’s segments is shown in the following table:

	Three Months Ended June 30,		Increase/ (Decrease)
Segment	2005	2004
	(in thousands)	(in thousands)	(in thousands)
Revenue

Ground Systems – Government	$12,596	$12,288	$308

Ground Systems – Commercial
Command & Control	3,157	2,701	456
Newpoint	914	646	268
SAT	1,173	992	181
Intra-Segment Elimination	(254)	(79)	(175)

Ground Systems – Commercial	4,990	4,260	730

Space Communications Systems	8,130	6,223	1,907

Corporate
Product Group	851	1,134	(283)
Antenna	322	218	104
I&T	—	627	(627)
Other	366	273	93

Corporate	1,539	2,252	(713)

Elimination	(1,876)	(2,391)	515

Total Revenue	$25,379	$22,632	$2,747

Revenue increases in the Company’s Ground Systems - Government segment between the three months ended June 30, 2005 and 2004 primarily relate to increased sales of $1.9 million from the Company’s contracts with the U.S. Air Force largely offset by revenue decreases from NOAA.

Revenue increases of approximately $460,000 for the Company’s Command & Control unit of its Ground Systems – Commercial segment resulted from increased order bookings and increased system shipments to customers for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

SAT’s revenue increase of approximately $180,000 relates to increased order shipments during the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Newpoint revenue increased approximately $270,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 due to increased order bookings and increased product shipments.

Revenue increases for the Company’s Space Communications Systems segment resulted from increased backlog and increased product shipments for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

In the Company’s Corporate segment, revenues for the Product Group decreased approximately $280,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 principally due to decreased license revenue.

Antenna Division revenues increased approximately $100,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 primarily because of the Company’s on-going contract with the Malaysian military for the delivery of two antenna systems.

The Company disbanded its I&T Division during the fourth quarter of fiscal year 2004 and accordingly, no revenues were recorded for this division during the third quarter of fiscal year 2005.

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

During the three months ended June 30, 2005, cost of revenue increased by 16.9%, or $2.6 million, compared to the same period during the prior year, increasing from $15.4 million during the three months ended June 30, 2004 to $18.0 million during the three months ended June 30, 2005. Gross margin increased from $7.2 million to $7.3 million, an increase of $100,000, or 2.0%, during the periods being compared. Cost of revenue and gross margin for the three months ended June 30, 2005 and 2004 for each of the Company’s segments are shown in the following table:

	Three Months Ended June 30,		Increase/ (Decrease)
Segment	2005	2004
	(in thousands)	(in thousands)	(in thousands)
Cost of Revenue
Ground Systems – Government	$10,254	$9,762	$492

Ground Systems – Commercial
Command & Control	2,455	2,250	205
Newpoint	477	264	213
SAT	691	541	150
Intra-Segment Elimination	(249)	(67)	(182)

Ground Systems – Commercial	3,374	2,988	386

Space Communications Systems	4,388	3,179	1,209

Corporate
Product Group	836	479	357
Antenna	703	691	12
I&T	—	475	(475)
Other	351	230	121

Corporate	1,890	1,875	15

Elimination	(1,872)	(2,374)	502

Total Cost of Revenue	$18,034	$15,430	$2,604

Gross Margin
Ground Systems – Government	$2,342	$2,526	$(184)

Ground Systems – Commercial
Command & Control	702	451	251
Newpoint	437	382	55
SAT	482	451	31
Intra-Segment Elimination	(5)	(12)	7

Ground Systems – Commercial	1,616	1,272	344

Space Communications Systems	3,742	3,044	698

Corporate
Product Group	15	655	(640)
Antenna	(381)	(473)	92
I&T	—	152	(152)
Other	15	43	(28)

Corporate	(351)	377	(728)

Elimination	(4)	(17)	13

Total Gross Margin	$7,345	$7,202	$143

The decreased gross margin in the Company’s Ground Systems – Government segment (approximately $180,000) primarily relates to a lower percentage of fixed price revenue compared to cost reimbursable revenue in the segment’s revenue mix for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The Company generally earns higher margins on its fixed price contracts than its cost reimbursable type contracts because of the greater risk associated with fixed price efforts. Many of the Company’s new awards with the U.S. Air Force have been cost reimbursable type contract vehicles.

The higher gross margin (approximately $340,000) for the Company’s Ground Systems - Commercial segment is primarily attributable to increased revenue of $730,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. All units in this segment posted increased gross margins and increased revenue for the current quarter.

The Space Communications System segment experienced an increase in gross margin of approximately $700,000 on increased revenue of $1.9 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The segment’s gross margin percentage declined from 48.9% for the three months ended June 30, 2004 to 46.0% for the three months ended June 30, 2005 due to a considerably greater mix of third party equipment costs in the segment’s cost of revenue in the current quarter than in the three months ended June 30, 2004. Similar to the Company’s other business segments, the Space Communications Systems segment typically earns less gross margin on third party equipment purchases than on other cost elements.

In the Corporate segment, the Product Group experienced a decrease in gross margin of approximately $640,000 on a period-to-period basis because of decreased license revenue. Further, effective with the beginning of the current quarter, the Company determined that its EPOCH IPS product line was substantially complete and therefore costs associated with the product were no longer eligible for capitalization. The costs of software bug fixes and support were higher in the current quarter than similar costs incurred during the three months ended June 30, 2004, thereby further contributing to the lower gross margin.

Although the Antenna Division was able to reduce its gross margin deficit by approximately $90,000, the Antenna Division nonetheless recorded a $380,000 gross margin deficit during the three months ended June 30, 2005. Contract overruns for the Division have continued on three of the unit’s four remaining contracts. The Company believes that all four of these contracts will be completed by calendar year end (with the exception of warranty obligations).

The I&T Division posted no gross margins as it had no revenue for the current quarter.

Operating Expenses

Operating expenses for the three months ended June 30, 2005 and 2004 for each of the Company’s segments are shown in the following table:

	Three Months Ended June 30,		Increase/ (Decrease)
Segment	2005	2004
	(in thousands)	(in thousands)	(in thousands)
Operating Expenses

Ground Systems – Government	$1,361	$1,165	$196

Ground Systems – Commercial
Command & Control	342	325	17
Newpoint	411	371	40
SAT	472	778	(306)
Intra-Segment Elimination	(22)	(1)	(21)

Ground Systems – Commercial	1,203	1,473	(270)

Space Communications Systems	1,399	1,210	189

Corporate
Product Group	799	936	(137)
Antenna	18	75	(57)
I&T	—	179	(179)
Other	(47)	41	(88)

Corporate	770	1,231	(461)

Elimination	(17)	(15)	(2)

Total Operating Expenses	$4,716	$5,064	$(348)

Operating expenses in the Company’s Ground Systems – Government segment increased by approximately $200,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 due to increased bid and proposal costs coupled with increased costs incurred related to compliance with Sarbanes-Oxley regulations.

Operating expenses in the Company’s Ground Systems - Commercial segment decreased by approximately $270,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 due to decreased operating expenses at SAT. Operating expenses at SAT were down more than $300,000 principally due to reductions in research and development costs and product amortization expenses.

The Space Communications Systems segment’s operating expenses for the three months ended June 30, 2005 increased by approximately $190,000 compared to the three months ended June 30, 2004. Although R&D expense decreased approximately $80,000, SG&A expenses increased some $270,000, accounting for the overall increase.

Operating expenses in the Corporate segment for the three months ended June 30, 2005 decreased by approximately $460,000 compared to the three months ended June 30, 2004 principally due to the closure of the I&T Division, the sale of operating assets of the Antenna Division in November 2004 and reduced product related selling expenses.

Income from Operations

Income from operations for the three months ended June 30, 2005 and 2004 for each of the Company’s segments is shown in the following table:

	Three Months Ended June 30,		Increase/ (Decrease)
Segment	2005	2004
	(in thousands)	(in thousands)	(in thousands)
Income from Operations

Ground Systems – Government	$981	$1,361	$(380)

Ground Systems – Commercial
Command & Control	360	126	234
Newpoint	26	11	15
SAT	10	(327)	337
Intra-Segment Elimination	17	(11)	28

Ground Systems – Commercial	413	(201)	614

Space Communications Systems	2,343	1,834	509

Corporate
Product Group	(784)	(281)	(503)
Antenna	(399)	(548)	149
I&T	—	(27)	27
Other	62	2	60

Corporate	(1,121)	(854)	(267)

Elimination	13	(2)	15

Total Income from Operations	$2,629	$2,138	$491

Income from operations during the periods compared decreased by approximately $380,000 in the Company’s Ground Systems – Government segment as a result of decreased gross margins (related to a lower percentage of fixed price contracts) coupled with increased operating expenses.

Income from operations during the periods compared increased by approximately $610,000 in the Company’s Ground Systems – Commercial segment as a result of increased revenue and gross margins at all business units coupled with decreased operating expenses at SAT as described above.

The Space Communications Systems segment recorded increased income from operations of approximately $510,000 principally due to increased gross margins partially offset by increased operating expenses.

In the Corporate segment, the Product Group posted an operating loss in excess of $500,000 primarily because of decreased gross margin (resulting in part from lower license revenue) partially offset by lower operating expenses. Although the Product Group recorded losses for the quarter, a large portion of the revenue generated in the Company’s ground systems business (both Government and Commercial) is a result of its EPOCH IPS product line, which the Company believes favorably distinguishes it from its competitors.

Operating losses in the Antenna Division have been reduced due to the sale of the unit’s assets, while operating losses at the I&T Division have been eliminated due to the shutdown of that unit.

Other Income/Expense

Other income and expense increased by approximately $210,000 between the quarters being compared, mostly as a result from increased interest income related to favorable interest rate changes.

Income Before Income Taxes/Net Income

Income before income taxes increased by approximately $700,000 over amounts posted during the third quarter of last fiscal year principally due to increased operating income of approximately $490,000 as described above combined with increased interest income.

The Company’s effective tax rate decreased from 36.1% for the three months ended June 30, 2004 to 35.1% for the three months ended June 30, 2005 principally due to a higher percentage of tax exempt income compared to total income before income taxes in the current period.

As a result of the above, net income increased to approximately $1.86 million during the three months ended June 30, 2005 from $1.38 million during the three months ended June 30, 2004.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004

Results of Operations

The components of the Company’s income statement as a percentage of revenue are depicted in the following table for the nine months ended June 30, 2005 and 2004:

	Nine Months Ended June 30,
	2005	% of Revenue	2004	% of Revenue
	(in thousands)		(in thousands)
Revenue	$70,645	100.0	$65,195	100.0
Cost of Revenue	48,833	69.1	43,424	66.6

Gross Margin	21,812	30.9	21,771	33.4

Operating Expenses
Selling, General & Admin. (SG&A)	10,269	14.5	9,359	14.4
Research and Development	1,872	2.6	2,668	4.1
Product Amortization	1,936	2.7	2,284	3.5
Amortization-Intangible Assets	206	0.4	713	1.1

Income from Operations	7,529	10.7	6,747	10.3
Other Income (Expense) (net)	340	0.4	72	0.2

Income Before Income Taxes	7,869	11.1	6,819	10.5

Income Taxes	2,770	3.9	2,481	3.8

Net Income	$5,099	7.2	$4,338	6.7

Revenue

The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts that are funded by the U.S. Government as well as commercial and international organizations.

For the nine months ended June 30, 2005 and 2004, the Company’s revenues were generated from the following sources:

	Nine Months Ended June 30,
Revenue Type	2005	2004
U.S. Government Revenue (all segments)
NOAA	9%	16%
U.S. Air Force	54	54
Other U.S. Government Users	12	6

Subtotal	75	76

Commercial Revenue (all segments)	25	24

Total	100%	100%

On a consolidated basis, revenue increased 8.4%, or $5.4 million, to $70.6 million for the nine months ended June 30, 2005, from $65.2 million for the nine months ended June 30, 2004. Revenue for the nine-month periods ended June 30, 2005 and 2004 for each of the Company’s segments is shown in the following table:

	Nine Months Ended June 30,		Increase/ (Decrease)
Segment	2005	2004
	(in thousands)	(in thousands)	(in thousands)
Revenue

Ground Systems – Government	$33,098	$32,662	$436

Ground Systems – Commercial
Command & Control	8,846	8,275	571
Newpoint	2,490	2,028	462
SAT	2,733	3,450	(717)
Intra-Segment Elimination	(482)	(867)	385

Ground Systems – Commercial	13,587	12,886	701

Space Communications Systems	23,492	17,594	5,898

Corporate
Product Group	2,726	3,414	(688)
Antenna	2,100	1,362	738
I&T	—	1,992	(1,992)
Other	993	1,016	(23)

Corporate	5,819	7,784	(1,965)

Elimination	(5,351)	(5,732)	381

Total Revenue	$70,645	$65,194	$5,451

Revenue increases in the Company’s Ground Systems—Government segment between the nine months ended June 30, 2005 and 2004 primarily relate to increased sales from the Company’s contracts with the U.S. Air Force partially offset by revenue decreases from NOAA.

Revenue increases in the Company’s Ground Systems – Commercial segment (other than SAT) resulted from increased backlog and increased product shipments to customers. SAT’s revenue decrease relates to decreased order shipments and order delays experienced during the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004.

Revenue increases in the Company’s Space Communications Systems segment resulted from increased backlog and increased product shipments to customers.

In the Company’s Corporate segment, the Product Group recorded decreased license revenues between the periods being compared.

Antenna Division revenues increased approximately $740,000 between the periods being compared primarily because of the Company’s on-going contract with the Malaysian military for the delivery of two antenna systems.

The Company disbanded its I&T Division during the fourth quarter of fiscal year 2004 and accordingly, no revenues were recorded for this division during the nine months ended June 30, 2005.

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

During the nine months ended June 30, 2005, cost of revenue increased by 12.5%, or $5.4 million, compared to the same period during the prior year, increasing from $43.4 million during the nine months ended June 30, 2004 to $48.8 million during the nine months ended June 30, 2005. Gross margin remained relatively unchanged at $21.8 million during the periods being compared. Cost of revenue and gross margin for the nine months ended June 30, 2005 and 2004 for each of the Company’s segments are shown in the following table:

	Nine Months Ended June 30,		Increase/ (Decrease)
Segment	2005	2004
	(in thousands)	(in thousands)	(in thousands)
Cost of Revenue
Ground Systems – Government	$26,124	$26,008	$116

Ground Systems – Commercial
Command & Control	6,848	6,871	(23)
Newpoint	1,258	873	385
SAT	1,754	2,054	(300)
Intra-Segment Elimination	(436)	(858)	422

Ground Systems – Commercial	9,424	8,940	484

Space Communications Systems	13,175	8,004	5,171

Corporate
Product Group	1,732	1,448	284
Antenna	2,725	2,143	582
I&T	—	1,622	(1,622)
Other	960	948	12

Corporate	5,417	6,161	(744)

Elimination	(5,307)	(5,689)	382

Total Cost of Revenue	$48,833	$43,424	$5,409

Gross Margin
Ground Systems – Government	$6,974	$6,654	$320

Ground Systems – Commercial
Command & Control	1,998	1,404	594
Newpoint	1,232	1,155	77
SAT	979	1,396	(417)
Intra-Segment Elimination	(46)	(9)	(37)

Ground Systems – Commercial	4,163	3,946	217

Space Communications Systems	10,317	9,590	727

Corporate
Product Group	994	1,966	(972)
Antenna	(625)	(781)	156
I&T	—	370	(370)
Other	33	68	(35)

Corporate	402	1,623	(1,221)

Elimination	(44)	(43)	(1)

Total Gross Margin	$21,812	$21,770	$42

The higher gross margin for the Company’s Ground Systems - Government segment is primarily attributable to lower equipment and subcontract costs incurred during the current nine-month period. As a result, gross margin as a percentage of revenue for the Ground Systems - Government segment increased from 20.4% for the nine months ended June 30, 2004 to 21.1% for the nine months ended June 30, 2005.

The gross margin for the Company’s Ground Systems – Commercial segment primarily relates to increased revenue from the segment’s Command & Control Division and from Newpoint. At SAT, gross margin declined by approximately $420,000 due to a $720,000 decrease in revenues.

Gross margin in the Space Communications System increased by approximately $730,000 during the periods being compared on increased revenue of approximately $5.9 million. The segment’s gross margin percentage declined from 54.5% for the nine months ended June 30, 2004 to 43.9% for the nine months ended June 30, 2005 due to a considerably greater mix of third party equipment costs in the segment’s cost of revenue in the nine months ended June 30, 2005 than in the nine months ended June 30, 2004. Similar to the Company’s other business segments, the Space Communications Systems segment typically earns less gross margin on third party equipment purchases than on other cost elements. Further, the segment had an unusually high percentage of production type revenue in the nine months ended June 30, 2004. Generally, production type contracts generate higher gross margins due to increased efficiencies for this segment as compared to non-production oriented jobs.

In the Corporate segment, the Product Group experienced a decrease in gross margin of approximately $970,000 on a period-to-period basis because of decreased license revenue. Further, effective with the beginning of the current quarter, the Company determined that its EPOCH IPS product line was substantially complete and therefore costs associated with the product were no longer eligible for capitalization. The costs of software bug fixes and support were higher in the current nine month period than similar costs incurred during the nine months ended June 30, 2004, thereby further contributing to the lower gross margin.

Although the Antenna Division was able to reduce its gross margin deficit by approximately $160,000, the Antenna Division nonetheless recorded a $630,000 gross margin deficit during the nine months ended June 30, 2005. Contract overruns for the Division have continued on three of the unit’s four remaining contracts. The Company believes that all four of these contracts will be completed by December 31, 2005 (with the exception of warranty obligations).

The I&T Division posted no gross margins as it had no revenue for the current nine month period.

Operating Expenses

Operating expenses for the nine months ended June 30, 2005 and 2004 for each of the Company’s segments are shown in the following table:

	Nine Months Ended June 30,		Increase/ (Decrease)
Segment	2005	2004
	(in thousands)	(in thousands)	(in thousands)
Operating Expenses
Ground Systems – Government	$4,210	$3,195	$1,015

Ground Systems – Commercial
Command & Control	1,267	990	277
Newpoint	1,119	1,126	(7)
SAT	1,460	1,947	(487)
Intra-Segment Elimination	(53)	(1)	(52)

Ground Systems – Commercial	3,793	4,062	(269)

Space Communications Systems	3,623	3,971	(348)

Corporate
Product Group	2,554	2,928	(374)
Antenna	100	230	(130)
I&T	—	663	(663)
Other	78	20	58

Corporate	2,732	3,841	(1,109)

Elimination	(75)	(46)	(29)

Total Operating Expenses	$14,283	$15,023	$(740)

Operating expenses in the Company’s Ground Systems – Government segment increased by approximately $1.02 million for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004 due to increased bid and proposal expenses related to the Company’s recently announced RAIDRS contract with the U.S. Air Force.

Operating expenses in the Command & Control unit of the Company’s Ground Systems – Commercial segment increased by approximately $280,000 for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004 principally due to allocated bid and proposal expenses. Operating expenses at SAT were down approximately $490,000 principally due to reductions in product amortization expenses and lower research and development costs. At Newpoint operating expenses were essentially flat during the periods being compared.

The Space Communications Systems segment’s operating expenses for the nine months ended June 30, 2005 decreased approximately $350,000 compared to the nine months ended June 30, 2004. Amortization expense decreased approximately $510,000 resulting from certain intangible assets being fully amortized at June 30, 2004. Although SG&A expenses increased by approximately $530,000 on a period to period basis, R&D spending was lower by approximately $370,000 accounting for most of the remaining decline in operating expenses.

Operating expenses in the Corporate segment decreased by approximately $1.1 million principally due to the closure of the I&T Division, the sale of operating assets of the Antenna Division in November 2004 and reduced product related selling expenses.

Income from Operations

Income from operations for the nine months ended June 30, 2005 and 2004 for each of the Company’s segments is shown in the following table:

	Nine Months Ended June 30,		Increase/ (Decrease)
Segment	2005	2004
	(in thousands)	(in thousands)	(in thousands)
Income from Operations

Ground Systems – Government	$2,764	$3,459	$(695)

Ground Systems – Commercial
Command & Control	731	414	317
Newpoint	113	29	84
SAT	(481)	(551)	70
Intra-Segment Elimination	7	(8)	15

Ground Systems – Commercial	370	(116)	486

Space Communications Systems	6,694	5,619	1,075

Corporate
Product Group	(1,560)	(962)	(598)
Antenna	(725)	(1,011)	286
I&T	—	(293)	293
Other	(45)	48	(93)

Corporate	(2,330)	(2,218)	(112)

Elimination	31	3	28

Total Income from Operations	$7,529	$6,747	$782

Income from operations during the periods compared decreased approximately $700,000 in the Company’s Ground Systems – Government segment as a result of increased operating expenses, partially offset by increased gross margin.

Income from operations during the periods compared increased by approximately $490,000 in the Company’s Ground Systems – Commercial segment as a result of increased revenue and gross margins exclusive of SAT. SAT recorded lower revenue and gross margins during the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004, but the decrease was somewhat offset by a decrease in operating expenses of approximately $70,000.

The Space Communications Systems segment recorded increased income from operations of approximately $1.08 million principally due to increased revenue and gross margins coupled with decreased operating expenses.

In the Corporate segment, the Product Group posted an operating loss of almost $1.56 million primarily because of amortization expense that approached $1.8 million for the nine months ended June 30, 2005 coupled with lower license revenue. Although the Product Group recorded losses for the first nine months of the fiscal year, a large portion of the revenue generated in the Company’s ground systems business (both Government and Commercial) is a result of its EPOCH IPS product line, which the Company believes distinctly and favorably distinguishes it from its competitors.

Operating losses in the Antenna Division have been reduced due to the sale of that unit’s assets, although overruns on three of the Antenna Division’s four remaining contracts have resulted in an operating loss of approximately $730,000 for the nine months ended June 30, 2005. Operating losses at the I&T Division have been eliminated due to the shutdown of that unit.

Other Income/Expense

Other income and expense increased approximately $270,000 between the nine-month periods being compared, mostly as a result from increased interest income related to favorable interest rate changes.

Income Before Income Taxes/Net Income

Income before income taxes increased approximately $1.05 million for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004 principally due to increased operating income of approximately $780,000 as described above combined with increased interest income.

The Company’s effective tax rate decreased from 36.4% for the nine months ended June 30, 2004 to 35.2% for the nine months ended June 30, 2005 principally due to a higher percentage of tax exempt income compared to total income before income taxes in the current period.

As a result, net income increased to approximately $5.1 million during the nine months ended June 30, 2005 from $4.3 million during the nine months ended June 30, 2004.

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

As disclosed in its Form 10-K for the fiscal year ended September 30, 2004, the Company was anticipating that operating results for fiscal year 2005 would be comparable to results recorded for fiscal year 2004. After analyzing its results for the nine months ended June 30, 2005, the Company believes that it is on target to meet or even exceed these goals for fiscal year 2005 in its entirety.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company’s inception in 1982, it has been profitable on an annual basis and has generally financed its working capital needs through internally generated funds, supplemented by borrowings under the Company’s general line of credit facility with a commercial bank and the proceeds from the Company’s initial public offering in 1988. In June 1999, the Company supplemented its working capital position by raising approximately $19.7 million (net) through the private placement of approximately 1.2 million shares of its common stock. In February 2000, the Company raised an additional $40.9 million (net) for use in connection with potential acquisitions and other general corporate purposes through the private placement of 1.4 million additional shares of its common stock. With respect to the capital raised in the private placements, at June 30, 2005, $14.5 million was invested in variable rate State of Maryland debt securities and $13.5 million was invested in Banc of America Securities LLC Auction Rate Securities.

For the nine months ended June 30, 2005, operating activities provided the Company approximately $8.4 million of cash. The Company used approximately $600,000 (net) in investing activities; financing activities provided approximately $3.0 million. Included in the $600,000 of investing activities is approximately $600,000 in newly capitalized software development costs and $1.2 million used for the purchase of fixed assets which was offset by the proceeds provided by the sale of $1.2 million (net) in marketable securities.

The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5% to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company’s billed and unbilled accounts receivable, inventory, equipment, and insurance proceeds and has certain financial covenants, including minimum net worth and liquidity ratios. The Company had no balance outstanding at June 30, 2005 under the line of credit. The line of credit expires on February 28, 2007.

The Company also has access to a $2.0 million equipment lease line of credit that had a balance of approximately $34,200 at June 30, 2005. The outstanding balance is payable over an 11-month period and bears interest at a rate of 8.8% per annum.

The Company’s Board of Directors declared a cash dividend of $.04 per share to all stockholders of record as of close of business on June 2, 2005. The dividend was paid on June 29, 2005 in the amount of $416,680. In addition, the Company’s Board of Directors declared a cash dividend of $.04 per share to all stockholders of record as of close of business on September 1, 2005. The dividend will be paid on or about September 28, 2005.

The Company currently anticipates that its current cash balances, amounts available under its lines of credit and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

The Company believes that inflation did not have a material impact on the Company’s revenues or income from operations during the nine months ended June 30, 2005 or in past fiscal years.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While the Company currently does not have significant European operations, our customer base is expanding outside the U.S. and therefore certain contracts now and in the future will likely be denominated in currencies other than the U.S. dollar. As a result, the Company’s financial results could be affected by factors such as foreign currency exchange rates for contracts denominated in currencies other than the U.S. dollar. To mitigate the effect of changes in foreign currency exchange rates, the Company may hedge this risk by entering into forward foreign currency contracts. As of June 30, 2005, virtually all of the Company’s contracts are denominated in U.S. dollars. Three contracts were denominated in Euros that were hedged. These contracts are not material to the Company’s financial statements. As the Company enters into new foreign currency based contracts in the future, the Company may employ similar hedging contracts.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on April 13, 2005. The following matters were voted on by stockholders, and received the votes indicated:

1.	The stockholders elected the following individuals to the Board of Directors:

Director	For	Withheld
Steven R. Chamberlain	6,540,052	1,541,555
Thomas L. Gough	6,554,489	1,527,118
Bonnie K. Wachtel	8,035,918	45,689
Dominic Laiti	8,036,768	44,839
R. Doss McComas	7,632,245	449,362

2.	The stockholders approved the Amended and Restated ISI 2002 Stock Option Plan:

For	Against	Abstain	Broker Non-Votes
5,486,780	709,759	1,885,068	—

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

10.1	Lease Agreement dated April 20, 2005 by and between Real Time Logic, Inc. and the John J. Gogian Jr. Revocable Trust of 1983.

10.2	Purchase Agreement dated April 28, 2005 by and between RT Logic Tract TT2, LLC and Northgate Properties, LLC.

11.1	Computation of Per Share Earnings.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAL SYSTEMS, INC.
(Registrant)

Date: August 9, 2005	By:	/s/ THOMAS L. GOUGH
Thomas L. Gough
President & Chief Operating Officer

Date: August 9, 2005	By:	/s/ ELAINE M. PARFITT
Elaine M. Parfitt
Executive Vice President &
Chief Financial Officer