Form 10-K
period 2005-09-30
INTEGRAL SYSTEMS INC /MD/
filed 2005-12-14
CIK 718130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

or

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

Common Stock, par value $.01 per share

(Title of class)

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock of the Registrant (based upon the average bid and asked prices of the Common Stock as reported by the market makers) held by non-affiliates of the Registrant was $224,832,776.

As of November 4, 2005, 10,675,764 shares of the Common Stock of the Registrant were outstanding.

INDEX

PART 1

i

INDEX (CONTINUED)

ii

PART 1

ITEM 1.	BUSINESS

Company Overview

Integral Systems, Inc. (the “Company”) builds satellite ground systems and equipment for command and control, integration and test, data processing, and simulation. Since its inception in 1982, the Company has provided ground systems for over 205 different satellite missions for communications, science, meteorology, and earth resource applications. The Company has an established domestic and international customer base that includes government and commercial satellite operators, spacecraft and payload manufacturers and aerospace systems integrators.

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

Through its wholly owned subsidiaries SAT Corporation (“SAT”) and Newpoint Technologies Inc. (“Newpoint”), the Company offers complementary ground system components and systems. This includes turnkey systems, hardware and software for satellite and terrestrial communications signal monitoring, network and ground equipment monitoring and control and satellite data processing. See Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein for more information regarding the acquisition of Newpoint.

In March 2001, the Company formed a wholly owned subsidiary, Integral Systems Europe S.A.S. (“ISI Europe”), with headquarters in Toulouse, France. ISI Europe serves as the focal point for the support of all of Integral’s European business.

Through its wholly owned subsidiary Real Time Logic, Inc. (“RT Logic”), the Company designs and builds satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories and range facilities. See Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein for more information regarding the acquisition of RT Logic.

On October 3, 2005, Lumistar, Inc., a newly-formed subsidiary of RT Logic, acquired substantially all of the assets of Lumistar, LLC. Through this indirect wholly owned subsidiary, the Company provides system level and board level telemetry products. See Note 19 of the Notes to the Consolidated Financial Statements included elsewhere herein for more information regarding the acquisition of the assets of Lumistar, LLC.

In July 2003, the Company acquired the intellectual property rights, inventory, and certain other assets of the former Jackson & Tull Satellite Ground Systems division. The acquisition was an extension of the satellite ground systems business segment and enabled the Company to be a “turnkey” provider of full motion antennas and radio frequency (“RF”) systems used for tracking low earth orbiting satellites and launch vehicles as well as aeronautical telemetry range operations. Effective November 1, 2004, the Company disposed of the intellectual property rights, inventory and certain other assets of its Antenna Systems Division. See Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein for more information.

Integral Systems, Inc. is a Maryland corporation, ISO 9000 certified, and was incorporated in 1982.

Industry Background

The space industry can be broken down into the following industry sectors: space infrastructure, surveillance/data collection, communications, emerging applications and support services. Both government and commercial investments fund each of these sectors. Space infrastructure encompasses the development, manufacture, and procurement of hardware and related systems for both space assets (i.e., satellites and payloads) and ground assets (i.e., satellite ground systems). The Company’s business is focused in the ground system component of the infrastructure sector. The U.S. Government makes up the majority of the surveillance/data collection sector of the space industry, making extensive use of satellites to support military operations. The communications sector of the space industry includes revenue generated by satellite systems for commercial telecommunications services and government and military communications. Satellite technology has become critical to supporting many aspects of telecommunications infrastructure, including long-distance telephone, personal communications systems, and private networks. The emerging applications sector of the space industry includes space technologies utilized for new applications such as global positioning systems and remote sensing. Support services for the space industry include technical support, engineering, finance and consulting, which facilitate growth in space-related markets.

The Company estimates that the current worldwide command and control market represents approximately $5 billion in annual revenues. However, the Company also believes that the increasing acceptance of COTS products will eventually lead to substantial price reductions and a subsequent decrease in the size of this market. The Company believes that its COTS software products leave it well positioned to capitalize on this market trend, resulting in an increase in both its revenues and market share.

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

Mixed Fleet Operations. The Company’s products are compatible with most of the world’s major manufacturers satellite models. This enables the Company to provide a single product solution to operators who own fleets of mixed satellite models. Where previously, these operators would have several different types of ground systems for their fleet, a single, expandable system from the Company will operate the entire fleet. This reduces the end user’s costs for procurement, training, support and spare parts. It also reduces the end user’s incremental costs to add a new satellite to the fleet and provides a safer operations environment due to reduced complexity associated with a single solution.

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

Sales, Support, Service and Marketing Organizations. The Company currently sells and supports its software and systems through direct sales to satellite operators and systems integrators in North America, Europe and Asia. From its headquarters in Lanham, MD, the company performs worldwide marketing, sales and services, including its direct marketing efforts with U.S. Government organizations to capitalize on the growing acceptance of COTS solutions in the government sphere. The Company’s Colorado Springs office serves as the focal point for the Company’s support of its services, products and operations provided to the U.S. Air Force. Through its wholly owned European subsidiary, ISI Europe headquartered in Toulouse, France, the Company provides sales, marketing, support and engineering services to the European market.

Professional Services Capabilities. The Company believes that providing comprehensive services and a high level of customer support is critical to its ability to maintain its leading position in command and control systems and to expand into new markets. Therefore, the Company intends to expand its professional services offerings in areas such as hardware testing, pre- and post-sale software support, quality assurance, project installation management, satellite procedure development, mission unique software development, and training. The Company is ISO 9000 certified to ensure the consistent delivery of high quality products and services.

Products

Most of the Company’s sales involve a combination of COTS software and hardware products together with development services for mission-specific requirements and system integration as summarized below. The Company believes that it is uniquely positioned in the industry to offer full-function ground systems, utilizing products from its RT Logic, Newpoint, SAT, and Lumistar subsidiaries.

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

Signal Monitoring.

The Company’s wholly owned subsidiary SAT offers a range of software products and turnkey systems for communications signal monitoring, including MONICS, a family of scalable products from single site to fully networked multi site systems for satellite transponder monitoring and interference detection, SAT-DSA, a stand alone interference detection and analysis tool for satellite transponder monitoring and SIGMON, a turnkey system for detecting terrestrial communications interference.

Equipment Monitoring and Control.

The Company’s wholly owned subsidiary Newpoint offers an integrated suite of products targeted at commercial users, including communication satellite operators, communication satellite users, and general-purpose telecommunications companies. Newpoint has two flagship products: (1) COMPASS, which provides distributed monitoring and control of networked communications systems, and (2) MERCURY, a rack-mountable smart box that provides monitoring and control of local network nodes and their associated ground equipment. Newpoint also offers a number of add-ons to their core products, including Stratus, which provides carrier management for satellite transponder operations, and Eclipse, a tool for setting up and reconfiguring the communications traffic on satellite transponders.

Telemetry, Command and Range Processing.

The Company’s wholly owned subsidiary RT Logic offers a comprehensive set of products for satellite ground systems. The product line incorporates programmable hardware modules and common software architecture. The suite of TELEMETRIX products support telemetry processing, commanding, ranging, and remote site interfaces for a variety of applications, including tracking stations, control centers, spacecraft and payload integration, and launch range operations. The TELEMETRIX 501, 508, and 500GT products are used in satellite control centers to process the satellite telemetry and command links. The TELEMETRIX Frequency Conversion System and TELEMETRIX 70/70 perform the RF, intermediate frequency (“IF”), and baseband processing at ground antenna sites.

The Company’s indirect wholly owned subsidiary Lumistar offers a wide selection of products that process telemetry down-links for the flight, test, airborne and satellite ground station markets. These include board-level and system-level products for frequency conversion, receiving, diversity combination, modulation/demodulation, bit/frame synchronization, simulation and test transmitters. Lumistar also has an extensive software selection from board-level drivers to system-level control of device parameters allowing for the efficient integration of the Company’s products into larger applications.

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

Military Applications.

The Company provides ground systems software and equipment for multiple U.S. Department of Defense (“DoD”) programs. The Company’s products are used in a majority of the Air Force and Navy satellite control systems. The Company’s customers include multiple aerospace prime contractors such as Lockheed-Martin, Boeing, Honeywell, Northrop Grumman and Raytheon. The Company also sells directly to the DoD. The U.S. Air Force is the company’s largest single customer, providing 57% of the Company’s 2005consolidated revenues. The Company is the prime contractor for the CCS-C (Command and Control Center – Consolidated) Contract to upgrade the Air Force’s satellite command and control system for the DSCS and Milstar satellites. In addition, the Company is the prime contractor on a contract with Space and Missiles System Center (SMC), on behalf of U.S. Air Force, Air Force Space Command, for the first developmental step (Spiral 1) of the RAIDRS (Rapid Attack Identification Detection Reporting System) program. The Company is also replacing the signal processing and antenna control systems at all of the Air Force Satellite Control Network (AFSCN) sites.

The Company’s products support the processing of telemetry, commanding, and ranging data, performing generation and reception of the RF links to and from the on-orbit satellites. In addition, the Company’s products are used to receive telemetry data from the space lift ranges during launch of military satellites and to test satellites at the place of manufacture.

Remote Sensing and Meteorology.

The Company builds command and control systems as well as payload and image data processing systems for meteorological satellites. Since its inception, the Company has provided ground systems for the U.S. National Oceanic and Atmospheric Administration (“NOAA”), including both their Geostationary Operational Environmental Satellite (“GOES”) Program and the Television Infrared Observational Satellite (“TIROS”) programs. The Company’s systems support mission operations, instrument data processing, simulation and flight software validation. The Company also built the complete command and control system for the U.S. Air Force Defense Meteorological Satellite Program (“DMSP”), whose operations were transitioned to civilian control under NOAA’s aegis. Since 1982, the Company has also been under contract to provide the DMSP program with satellite simulators used for training, ground system checkout and flight software analysis.

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

The Company was selected by the Johns Hopkins University Applied Physics Laboratory (“APL”) to support the first NASA Discovery Mission, the Near Earth Asteroid Rendezvous Program (“NEAR”). NEAR was the first in a series of low-cost, small-planet exploratory missions designed to gather data about asteroids in the solar system. APL subsequently chose the Company to provide its command and control products for the Timed, Contour, Stereo and Messenger and Horizon science satellites. The Company’s EPOCH IPS products form the core of the mission’s command and control ground system and also support the spacecraft integration and test (“I&T”).

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

The Company seeks business believed to be of long-term benefit based on considerations such as technical sophistication, favorable market positioning and potential product spin-offs. One of the Company’s primary marketing strategies is to anticipate and understand the changing needs of its customers and then to be prepared to meet those needs as they arise in new programs or in new program functions. This approach to marketing is mirrored in the Company’s products which are highly adaptable to growth and change in the requirements of each user.

U.S. Government Contracts

Revenues from U.S. Government contracts are derived from a combination of contracts with the U.S. Government and subcontracts with other companies that have prime contracts with the U.S. Government. For fiscal years 2005, 2004 and 2003 approximately 77%, 76% and 76%, respectively, of the Company’s revenues were derived from contracts or subcontracts funded by the U.S. Government.

The U.S. Air Force represented 57%, 55% and 50% of revenues, respectively, for fiscal years 2005, 2004 and 2003. The Company expects that at least 50% of its revenue for fiscal year 2006 will be derived from Air Force contracts and subcontracts. The loss of any one of these Air Force contracts could significantly affect the Company’s performance. Similarly, the expiration, or termination for convenience, of any major contract could significantly affect the Company’s performance if not renewed or replaced by contracts of similar value. It is estimated that the single largest Air Force contract will represent approximately 20% of the Company’s fiscal year 2006 revenue. Under this contract, the Company is leading a team of subcontractors to produce a modern, consolidated command and control infrastructure for the military’s fleet of communication satellites, including Milstar, DSCS III, Advanced EHF and Wideband Gapfiller. It is also estimated that a contract with Space and Missiles System Center (SMC), on behalf of U.S. Air Force, Air Force Space Command, will represent approximately 13% of the Company’s fiscal year 2006 revenue. The Company is again leading a team of subcontractors on this program. This program is intended for global satellite communications interference detection, characterization, event reporting, and mission impact assessment for U.S. owned, operated, or used space systems through delivery of a suite of RF interference sensors, geolocation equipment, and centralized control.

NOAA, another U.S. Government agency, represented 8%, 15% and 19% of revenues, respectively, for fiscal years 2005, 2004 and 2003. The Company expects that approximately 5% of its revenue for fiscal year 2006 will be derived from NOAA contracts. See Note 3 of the notes to the Consolidated Financial Statements included elsewhere herein for information pertaining to the NOAA contracts.

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

The Company’s books and records are subject to audit by the Defense Contract Audit Agency (“DCAA”). Such audits can result in adjustments to contract costs and fees. Although the Company thus far has not been required to make any material audit adjustments, the possibility that such adjustments will be required always exists. Management is of the opinion that any such audit adjustments would not have a material adverse effect on the financial position or results of operations of the Company. The Company has been audited by the DCAA through its fiscal year ended September 30, 2002, and RT Logic has been audited by the DCAA through March 31, 2000. Newpoint, SAT, ISI Europe and Lumistar are not currently subject to audits by the DCAA.

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

Non-U.S. Government Contracts

The Company also has contracts with commercial and international organizations. For fiscal years 2005, 2004 and 2003 approximately 23%, 24% and 24%, respectively, of the Company’s revenues were derived from non-U.S. Government contracts. These contracts are typically with commercial satellite operators, satellite manufacturers, aerospace systems integrators and foreign governments.

Some of the Company’s non-U.S. Government contracts are with international organizations. For fiscal years 2005, 2004 and 2003 approximately 11%, 13% and 13%, respectively, of the Company’s revenues were derived from international organizations. Revenues from foreign sources are discussed in Note 1 of the Notes to the Financial Statements included elsewhere herein. Operations in numerous countries outside the United States carry substantial managerial, operational, legal, and political uncertainties. These operations are subject to changes in government regulations and telecommunications standards, tariffs or taxes, and other trade barriers. In addition, the Company’s agreements relating to foreign operations may be enforceable only in foreign jurisdictions so that it may be difficult for the Company to enforce its rights.

The Company currently has three contracts that are subject to currency fluctuations in foreign markets. The value of these contracts is not material. However, to mitigate currency fluctuation, the Company periodically uses foreign currency exchange contracts. (See Note 15 of the Notes to the Consolidated Financial Statements included elsewhere herein for more information.) There can be no assurance that the Company will enter into foreign currency exchange contracts to mitigate currency fluctuation in the future.

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

Most of the Company’s non-U.S. Government contracts are awarded competitively and are performed on a fixed price basis. Typically, these contracts are for turnkey systems that are delivered by the Company in six to eighteen months. Payment is most often based on delivery milestones established in the Company’s contract. In addition, the contracts may include a system warranty period that lasts one to two years. The Company also offers extended support for the system on a fixed-price or time and material (“T&M”) basis.

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

Competition

Commercial Contracts: The Company believes it is one of four companies in the United States that comprise serious competition for the development of commercial satellite ground systems. The Company considers itself to be the leader in this field, since unlike its competitors its systems currently are installed and operational in almost every commercial satellite operator’s facility in the world. The Company expects its leadership position to continue since the Company’s installed base of systems and software will be compatible with any new satellites that these operators procurel. None of the Company’s competitors can offer this range of compatibility. The Company’s satellite command and control products are compatible with all of the world’s production satellite types providing a competitive edge to the Company.

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

Proprietary Rights

The Company regards its products as proprietary trade secrets and confidential information. The Company has made the strategic decision after discussion with intellectual property counsel not to seek patent protection for its software, hardware, or systems. None of the Company’s software, hardware or systems are patented. The Company relies on a combination of common law copyright and trade secret laws, third-party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software, hardware, and systems. The Company generally registers its trademarks with respect to new products and new versions of its software as they are developed. There can be no assurance, however, that in spite of these precautions, an unauthorized third party will not obtain and use information that the Company considers proprietary. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as the laws of the United States. Moreover, the Company does not have confidentiality agreements with any of its employees hired before mid-December 2000. There can be no assurance that the mechanisms used by the Company to protect its software will be adequate or that the Company’s competitors will not independently develop software products that are substantially equivalent or superior to the Company’s products. The Company believes that it has all necessary rights to market its products, although there can be no assurance third parties will not assert infringement claims in the future.

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

As of September 30, 2005, the Company had approximately 400 employees, including employees of ISI Europe in Toulouse, France, SAT Corporation in Sunnyvale, California, Newpoint Technologies in Salem, New Hampshire and RT Logic in Colorado Springs and Denver, Colorado. Approximately 67% of the Company’s employees are full-time professionals in engineering related disciplines.

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

The Space Communications Systems segment, consisting of the Company’s wholly owned subsidiary RT Logic, designs and builds satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories and range operations.

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

In connection with the change by the Company of its reportable segments effective as of October 1, 2004, the Company has restated the corresponding items of segment information for the earlier periods addressed herein and in the Consolidated Financial Statements included elsewhere herein.

See Note 17 of the notes to the Consolidated Financial Statements included elsewhere herein for financial information regarding these segments.

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

Operations of the Company and its subsidiaries are currently conducted in leased properties. On August 25, 2005, RT Logic Tract TT2, LLC, a newly-formed and wholly owned subsidiary of RT Logic, closed on the purchase of 9.99 acres of real property in Colorado Springs, Colorado for a purchase price of approximately $2.3 million, pursuant to a Purchase Agreement with Northgate Properties, LLC. RT Logic is constructing its new headquarters on this property. The Company believes that it has adequate insurance coverage to protect its properties and assets. The following table describes the location, square footage and lease expiration of the Company’s existing facilities:

LOCATION	SIZE (Square Footage)	EXPIRATION DATE	RELATED BUSINESS SEGMENT
Integral Systems, Inc. 5000/5200 Philadelphia Way Lanham, MD 20706	83,974	October 31, 2015	Ground Systems – Government segment, Ground Systems Commercial segment, and Corporate segment

Integral Systems, Inc. 980 Technology Court Colorado Springs, CO 80915	33,190	May 31, 2010	Ground Systems – Government segment

Integral Systems, Europe S.A.S. Buroparc III Voie 2 31675 Labege Cedex Toulouse France	4,532	November 30, 2013	Ground Systems – Commercial segment

Integral Systems Europe S.A.S. High Tech Buro C Voie 2 31677 Labege Cedex Toulouse, France	1,698	September 14, 2006	Ground Systems – Commercial segment

SAT Corporation 931 Benecia Avenue Sunnyvale, CA 94085	10,000	November 30, 2009	Ground Systems – Commercial segment

Newpoint Technologies, Inc. 8B Industrial Way Salem, NH 03079	4,290	September 30, 2006	Ground Systems – Commercial segment

RT Logic, Inc. 1042 Elkton Drive Colorado Springs, CO 80907	24,058	December 31, 2006	Space Communications Systems segment

RT Logic, Inc. 975 Elkton Drive Colorado Springs, CO 80907	4,605	December 31, 2006	Space Communications Systems segment

RT Logic, Inc. 8591 Prairie Trail Drive Englewood, CO 80112	11,750	April 30, 2009	Space Communications Systems segment

TOTAL LEASED SPACE	178,097

ITEM 3.	LEGAL PROCEEDINGS

The Company is from time to time involved in litigation incidental to the conduct of its business. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of management, would be likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended September 30, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ National Market under the symbol “ISYS.” The following table sets forth for the quarters indicated the high and low sales price of the Company’s common stock and the cash dividends paid per share of common stock.

	High	Low	Dividend Per Share
2005 Fiscal Year
Fourth Quarter	$24.09	$19.25	$0.04
Third Quarter	$23.73	$20.01	$0.04
Second Quarter	$24.70	$17.25	$0.04
First Quarter	$20.73	$18.01	$0.04

2004 Fiscal Year
Fourth Quarter	$19.65	$15.35	$0.03
Third Quarter	$19.25	$15.29	$0.03
Second Quarter	$22.12	$17.15	$0.03
First Quarter	$22.00	$17.69	$0.03

As of November 4, 2005, there were approximately 2,000 holders of record or beneficiaries of the Company’s common stock.

Prior to fiscal year 2004, the Company had not paid any cash dividends. On November 30, 2005 the Company’s Board of Directors declared a quarterly cash dividend of five cents per share. The dividend will be paid on or about January 4, 2006 to shareholders of record as of December 19, 2005 The payment of future dividends, if any, will be determined in light of any applicable contractual restrictions limiting the Company’s ability to pay dividends, the Company’s earnings, financial condition, capital requirements and other factors deemed relevant by the Board of Directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

During the fourth quarter of fiscal year 2005, the Company did not reacquire any shares of its stock.

The information required by this item regarding equity compensation plans is set forth in Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data of the Company for the fiscal years ended September 30, 2005, 2004, 2003, 2002 and 2001. The financial data for the fiscal year ended September 30, 2001 has been derived from the financial statements of the Company, which have been audited, by Rubino & McGeehin, Chartered, independent registered public accounting firm. The financial data for the fiscal years ended September 30, 2003 and 2002 has been derived from the financial statements of the Company, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The financial data for the fiscal year ended September 30, 2005 and 2004 has been derived from the financial statements of the Company, which have been audited by Grant Thornton LLP, independent registered public accounting firm, as set forth in the financial statements and notes thereto presented elsewhere herein. The following information should be read in conjunction with the Company’s financial statements and notes thereto presented elsewhere herein. See “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended September 30,
	2005	2004	2003[2]	2002	2001
	(in thousands, except for per share data)
Statement of Operations Data:
Revenue	$97,725	$90,311	$82,585	$50,923	$40,532
Gross margin	29,713	30,526	27,210	13,291	11,826
Income from operations	9,824	10,351	8,802	1,817	3,457
Income from continuing operations	6,301	6,761	5,019	2,623	4,011
Net income	$6,301	$6,761	$5,019	$2,623	$4,011
Cash dividends declared per common share	$0.16	$0.12	—	—	—
Income from continuing operations per common and equivalent share—basic	$0.61	$0.68	$0.52	$0.29	$0.42
Income from continuing operations per common and equivalent share—diluted	$0.60	$0.67	$0.51	$0.28	$0.41
Net income per common and equivalent share—basic	$0.61	$0.68	$0.52	$0.29	$0.42
Net income per common and equivalent share—diluted	$0.60	$0.67	$0.51	$0.28	$0.41
Weighted average common and equivalent shares outstanding—basic[1]	10,282	9,895	9,713	9,175	9,462
Weighted average common and equivalent shares outstanding—diluted[1]	10,534	10,150	9,860	9,233	9,673
Balance Sheet Data:
Cash and cash equivalents	$24,775	$18,199	$22,527	$16,064	$2,380
Working capital	70,339	64,278	60,715	71,164	71,427
Total assets	149,196	132,466	122,793	96,617	90,413
Long-term obligations, net of current	126	1,453	2,468	2,540	2,005
Stockholders’ equity	120,686	105,339	95,629	82,256	78,177

[1]	For all periods presented, the difference between income and net income per common share-basic and income and net income per common share-diluted relates to the effect of dilutive securities, namely employee stock options, and the shares relating to contingent consideration payable to former RT Logic shareholders in connection with the acquisition of RT Logic. See Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein.

[2]	During fiscal year 2003, the Company completed the acquisition of RT Logic as discussed further in Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company builds satellite ground systems for command and control, integration and test, data processing, and simulation. Since its inception in 1982, the Company has provided ground systems for over 205 different satellite missions for communications, science, meteorology, and earth resource applications. The Company has an established domestic and international customer base that includes government and commercial satellite operators, spacecraft and payload manufacturers, and aerospace systems integrators.

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

Effective November 1, 2004, the Company disposed of the intellectual property rights, inventory and certain other assets of Antenna Systems division to LJT & Associates, Inc. of Montgomery, Alabama (LJT). The disposition was effective November 1, 2004. As consideration, LJT agreed to pay the Company $215,000 and executed a promissory note requiring payment of that sum in eight equal installments of $26,875 due on July 1 and January 1 beginning on July 1, 2005. As additional consideration, LJT agreed to make future contingent payments to the Company, in certain circumstances, for the period beginning November 1, 2004 through December 31, 2006. The contingent payments are calculated every December 31 beginning December 31, 2005 based on pretax income as defined in the Asset Purchase Agreement. Under the Asset Purchase Agreement, the Company will continue to fulfill its obligations under existing customer contracts but will look to LJT as a subcontractor to perform the actual work. The Company did not record a material gain or a loss as a result of this transaction.

On October 3, 2005, Lumistar, Inc., a newly-formed subsidiary of RT Logic, acquired substantially all of the assets of Lumistar, LLC. Through this indirect wholly-owned subsidiary, the Company provides system level and board level telemetry products.

Contract Revenue

The Company generates revenue under three types of contracts: fixed price, cost-plus, and time and material (“T&M”) contracts. Under a fixed price contract, the Company is paid a stipulated price for services or products and bears the risk of increased or unexpected costs. Revenue under a fixed price contract is recognized using the percentage of completion method of accounting based on costs incurred in relation to total estimated costs. Under a cost-plus contract, the Company is reimbursed for allowable costs within the contractual terms and conditions and is paid a negotiated fee. The fee may be fixed or based on performance incentives. Revenue recognition under a cost-plus contract is based upon actual costs incurred and a pro rata amount of the negotiated fee. Under a T&M contract, the Company receives fixed hourly rates intended to cover salary costs attributable to work performed on the contract and related overhead expenses, reimbursement for other direct costs and a profit. Revenue is recognized under a T&M contract at the contractual rates as labor hours and direct expenses are incurred. To date, the vast majority of contracts for the purchase of the Company’s COTS software products have been fixed priced in nature, either firm fixed price contracts or T&M contracts with fixed labor rates.

The Company earns revenues from sales of its products and services through contracts that are funded by the U.S. Government as well as commercial and international organizations. The Company may be either a prime contractor directly to the end-user of its products and services or it may act as a subcontractor under a contract with another contractor.

The percentages of revenues received by the Company from prime contracts and subcontracts for fiscal years 2005, 2004 and 2003 are as follows:

Contract Source	2005	Fiscal Year 2004	2003

Prime Contract	59%	61%	58%
Subcontract	41%	39%	42%

For a given contract, the revenue mix may include the Company’s COTS software products, pass-through of third-party hardware and software and services provided by the Company or its subcontractors.

The following table summarizes the percentage of revenues attributable to each contract type for the period indicated:

Contract Type	2005	Fiscal Year 2004	2003

Cost-Plus	36%	30%	25%
Fixed Price	57%	60%	65%
Time and Materials	7%	10%	10%

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

During fiscal year 2005, the Company incurred approximately $2.4 million in Research and Development (“R&D”) costs in connection with software and hardware products. The Company incurred approximately $3.7 million in related R&D costs in fiscal year 2004 and $2.7 million in fiscal year 2003.

Backlog

The Company’s estimated backlog is as follows (in thousands):

	Sept. 30, 2005	Sept. 30, 2004[3]	Sept. 30, 2003[3]
Outstanding Commitments[1]	$47,700	$63,200	$55,000
General Commitments[2]	$196,000	83,100	92,200

Total	$243,700	$146,300	$147,200

(1)	Represents orders that are firm and funded.

(2)	Represents principally unexercised options on existing contracts.

(3)	Fiscal years 2004 and 2003 have been restated to include certain unfunded contract options not previously counted.

The increase in backlog between fiscal 2005 and fiscal 2004 relates primarily to backlog in the Ground Systems-Government segment. The decrease in backlog between fiscal 2004 and fiscal 2003 relates to a decrease in the Ground Systems-Government segment which was partially offset by increased bookings at both Space Communications Systems and the Ground Systems-Commercial segments.

Under outstanding commitments, the Company agrees to provide specific services, frequently over an extended period of time, with continued performance of those services, contingent upon the customer’s decision to exercise options on an existing contract.

General commitments consist of contract options and sole source business that management believes likely to be exercised or awarded in connection with existing contracts. Contract options are the Company’s contractual agreement to perform specifically defined services only in the event the customer thereafter requests the Company to do so. Sole source business refers to contract work which the Company reasonably expects to be awarded based on its unique expertise in a specific area or because it has previously done all such work in that area for the customer or prime contractor who will award the contract. The Company estimates that 30% of backlog as of September 30, 2005 will be completed during fiscal year 2006. Estimated backlog includes contract options through September 30, 2011 including general commitments.

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

Revenue Recognition

The Company provides services under fixed price contracts for which revenue is generally recognized using the percentage of completion method based on the relationship of actual costs incurred to total costs estimated over the duration of the contract. These estimates regarding costs underlie the Company’s determinations as to overall contract profitability and the timing of revenue recognition. If the Company does not accurately estimate the resources required or the scope of the work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then actual results may differ from projected results and losses on contracts may need to be recognized. The Company accounts for cost reimbursable contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying the negotiated fee and or estimated award fee rate to actual costs on an individual contract basis. Management reviews contract performance, costs incurred, and estimated completion costs regularly and adjusts revenues and profits on contracts in the period in which changes become determinable.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 123 (Revised 2004), Shared-Based Payment. SFAS 123R addresses the requirements of an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which an employee is required to provide services in exchange for the award. The Company will be required to adopt this Statement during the first quarter of fiscal year 2006. As of September 30, 2005, the Company had 4,772 unvested share-based payments outstanding. In addition, the Company does not intend to issue stock option awards for the foreseeable future. Therefore, the Company believes that the adoption of SFAS 123R will not have a material impact on its future operations and financial reporting.

In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections – a replacement of AFB Opinion No. 20 and FASB Statement No. 3” (AC Section A07). Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for fiscal years beginning after the date the statement was issued (May 2005). The Company believes that the implementation of the guidance contained in Statement 154 will not have a material effect on its financial condition, results of operations, or liquidity.

In June 2005, the Emerging Issues Task Force reached consensus on EITF Issue 05-06, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 concluded that leasehold improvements acquired in a business combination should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of acquisition. The Task Force also concluded that leasehold improvements placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective prospectively for leasehold improvements purchased or acquired in periods beginning after June 29, 2005. The Company’s implementation of the guidance contained in EITF 05-6 did not have an effect on its financial condition, results of operations, or liquidity in fiscal year 2005 and is not expected to have a material effect on its financial condition, results of operations, or liquidity in fiscal year 2006 and beyond.

Results of Operations

The components of the Company’s income statement as a percentage of revenue are depicted in the following table for the fiscal years ended September 30, 2005, 2004 and 2003:

	Fiscal Year 2005	Fiscal Year 2005	Fiscal Year 2004	Fiscal Year 2004	Fiscal Year 2003	Fiscal Year 2003
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	(in thousands)	% of Revenue
Revenue	$97,725	100.0%	$90,311	100.0%	$82,585	100.0%
Cost of Revenue	68,012	69.6	59,785	66.2	55,375	67.1

Gross Margin	29,713	30.4	30,526	33.8	27,210	32.9
SG&A	13,432	13.7	12,657	14.0	11,466	13.9
Research & Development	2,415	2.5	3,691	4.1	2,664	3.2
Non recurring compensation	1,185	1.2	—	—	—	—
Product Amortization	2,582	2.6	3,045	3.3	2,989	3.6
Amortization-Intangible Assets	275	0.3	782	0.9	1,289	1.6

Income from Operations	9,824	10.1	10,351	11.5	8,802	10.6
Other Income (Expense):
Interest Income	1,151	1.2	616	0.7	595	0.7
Gain on Sale of Marketable Securities	50	0.0	46	0.1	140	0.2
Impairment Loss on Marketable Securities	—	—	—	—	(1,364)	(1.7)
Miscellaneous Expense	(637)	(0.7)	(408)	(0.6)	(290)	(0.3)

Income Before Income Taxes	10,388	10.6	10,605	11.7	7,883	9.5
Income Taxes	4,087	4.2	3,844	4.2	2,864	3.4

Net Income	$6,301	6.4%	$6,761	7.5%	$5,019	6.1%

Revenue

The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts that are funded by the U.S. Government as well as commercial and international organizations.

For the fiscal years ended September 30, 2005, 2004, and 2003, the Company’s revenues were generated from the following sources:

Revenue Type	Fiscal Year 2005	Fiscal Year 2004	Fiscal Year 2003
Government
USAF	57	55	50
NOAA	8	15	19
Other U.S. Government Users	12	6	7

Subtotal	77%	76%	76%

Commercial	23%	24%	24%
Total	100%	100%	100%

FISCAL YEAR 2005 COMPARED TO FISCAL YEAR 2004

On a consolidated basis, revenue increased 8.2%, or $7.4 million, to $97.7 million for the fiscal year 2005, from $90.3 million for fiscal year 2004. Revenue for fiscal years 2005 and 2004 for each of the Company’s segments is shown in the following table:

	Fiscal Year Ended September 30,		Increase/ (Decrease)
	2005	2004
	(in thousands)	(in thousands)	(in thousands)
Segment
Revenue
Ground Systems – Government	$47,609	$45,300	$2,309
Ground Systems – Commercial
Command & Control	11,006	10,888	118
Newpoint	3,711	2,760	951
SAT	3,768	4,596	(828)
Intra-Segment Elimination	(560)	(1,047)	487

Ground Systems – Commercial	17,925	17,197	728

Space Communications Systems	32,483	26,266	6,217
Corporate
Product Group	3,608	4,584	(976)
Antenna	2,566	2,021	545
I&T	—	1,821	(1,821)
Other	1,281	1,214	67

Corporate	7,455	9,640	(2,185)

Elimination	(7,747)	(8,092)	345

Total Revenue	$97,725	$90,311	$7,414

Revenue increases in the Company’s Ground Systems—Government segment between the fiscal years ended September 30, 2005 and 2004 primarily relate to increased sales of approximately $7.4 million from the Company’s contracts with the U.S. Air Force which were largely offset by revenue decreases from NOAA.

Revenue increases of approximately $730,000 for the Company’s Ground Systems – Commercial segment resulted from increased revenue in Newpoint and the Command & Control units resulting from increased order bookings and increased system shipments which were offset by revenue decreases at SAT.

Revenue increases for the Company’s Space Communications Systems segment resulted from increased bookings and increased product shipments for the fiscal year ended September 30, 2005 compared to the fiscal year ended September 30, 2004.

In the Company’s Corporate segment, revenues for the Product Group decreased approximately $980,000 for the fiscal year ended September 30, 2005 compared to the fiscal year ended September 30, 2004 principally due to decreased license revenue.

Although the Company disposed of the intellectual property right, inventory and certain other assets of the Antenna division on November 17, 2004, the Antenna Division revenues increased approximately $540,000 for the fiscal year ended September 30, 2005 compared to the fiscal year ended September 30, 2004 primarily because of the Company’s on-going contract with the Malaysian military for the delivery of two antenna systems. See Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein for more information regarding the disposition of the Antenna Systems division.

The Company disbanded its I&T Division during the fourth quarter of fiscal year 2004 and accordingly, no revenues or costs were recorded for this division during fiscal year 2005.

Cost of Revenue/Gross Margin

The Company computes gross margin by subtracting cost of revenue from revenue. Included in cost of revenue are direct labor expenses, overhead charges associated with the Company’s direct labor base and other costs that can be directly related to specific contract cost objectives, such as travel, consultants, equipment, subcontracts and other direct costs.

Gross margins on contract revenues vary depending on the type of product or service provided. Generally, license revenues related to the sale of the Company’s COTS products have the greatest gross margins because of the minimal associated marginal costs to produce. By contrast, gross margins for equipment and subcontract pass-throughs seldom exceed 15%. Engineering service gross margins typically range between 20% and 40%. These definitions and ratios generally apply across all segments, although margins on equipment costs for the Space Communications Systems segment are generally greater than the equipment margins in the other segments because that segment’s business is composed of internally developed hardware products.

During fiscal year 2005, cost of revenue increased by 13.8%, or $8.2 million, compared to fiscal year 2004, increasing from $59.8 million to $68.0 million. Gross margin decreased to $29.7 million from $30.5 million, a decrease of $800,000, or 2.7%, during the periods being compared. Cost of revenue and gross margin for fiscal years 2005 and 2004 for each of the Company’s segments are shown in the following table:

	Fiscal Year Ended September 30,		Increase/ (Decrease)
	2005	2004
	(in thousands)	(in thousands)	(in thousands)
Segment
Cost of Revenue
Ground Systems – Government	$38,356	$35,777	$2,579
Ground Systems – Commercial
Command & Control	8,382	9,115	(733)
Newpoint	1,919	1,237	682
SAT	2,338	2,649	(311)
Intra-Segment Elimination	(538)	(974)	436

Ground Systems – Commercial	12,101	12,027	74

Space Communications Systems	17,971	12,150	5,821
Corporate
Product Group	2,555	1,953	602
Antenna	3,442	3,180	262
I&T	—	1,691	(1,691)
Other	1,276	1,037	239

Corporate	7,273	7,861	(588)

Elimination	(7,689)	(8,030)	341

Total Cost of Revenue	$68,012	$59,785	$8,227

Gross Margin
Ground Systems – Government	$9,253	$9,523	($270)
Ground Systems – Commercial
Command & Control	2,624	1,773	851
Newpoint	1,792	1,523	269
SAT	1,430	1,947	(517)
Intra-Segment Elimination	(22)	(73)	51

Ground Systems – Commercial	5,824	5,170	654

Space Communications Systems	14,512	14,116	396
Corporate
Product Group	1,053	2,631	(1,578)
Antenna	(876)	(1,159)	283
I&T	—	130	(130)
Other	5	177	(172)

Corporate	182	1,779	(1,597)

Elimination	(58)	(62)	4

Total Gross Margin	$29,713	$30,526	($813)

The decreased gross margin in the Company’s Ground Systems – Government segment (approximately $270,000) primarily relates to a lower percentage of fixed price revenue compared to cost reimbursable revenue in the segment’s revenue mix for the fiscal year ended September 30, 2005 compared to the fiscal year ended September 30, 2004. The Company generally earns higher margins on its fixed price contracts than its cost reimbursable type contracts because of the greater risk associated with fixed price efforts. Many of the Company’s new awards with the U.S. Air Force have been cost reimbursable type contract vehicles.

The higher gross margin (approximately $650,000) for the Company’s Ground Systems - Commercial segment is primarily attributable to increased revenue of approximately $730,000 for the fiscal year ended September 30, 2005 compared to the fiscal year ended September 30, 2004. Both Newpoint and the Command and Control unit in this segment posted increased gross margins due to increased revenue for the current year. SAT’s gross margin decreased by approximately $520,000 on a year to year basis due to revenue declines of approximately $830,000.

The Space Communications System segment experienced an increase in gross margin of approximately $400,000 on increased revenue of approximately $6.2 million for the fiscal year ended September 30, 2005 compared to the fiscal year ended September 30, 2004. The segment’s gross margin percentage declined from 53.7% for the fiscal year ended September 30, 2004 to 44.7% for the fiscal year ended September 30, 2005 due to a considerably greater mix of third-party equipment costs in the segment’s cost of revenue in the current fiscal year than in the fiscal year ended September 30, 2004. Similar to the Company’s other business segments, the Space Communications Systems segment typically earns less gross margin on third-party equipment purchases than on other cost elements. Further, the segment had a significantly higher percentage of production type revenue during fiscal year 2004 than in fiscal year 2005. Generally, production type contracts generate higher gross margins due to increased cost efficiencies as compared to non-production oriented jobs.

In the Corporate segment, the Product Group experienced a decrease in gross margin of approximately $1.6 million on a period-to-period basis principally because of decreased license revenue. Further, effective April 1, 2005, the Company determined that its EPOCH IPS product line was substantially complete and therefore costs associated with the product were no longer eligible for capitalization. The costs of software bug fixes and support were higher in the second half of the fiscal year than similar costs incurred during the second half of the fiscal year ended September 30, 2004, thereby further contributing to the lower gross margin.

Although the Antenna Division was able to reduce its gross margin deficit by approximately $280,000, the Antenna Division nonetheless recorded an approximate $880,000 gross margin deficit during the fiscal year ended September 30, 2005. Contract overruns for the Division have continued on three of the unit’s four remaining contracts. The Company believes that all four of these contracts will be completed by the first quarter of fiscal year 2006 (with the exception of warranty obligations; costs for such warranty obligations are reflected in the cost-to-complete estimates). The Company expects no further losses from Antenna contracts in fiscal year 2006.

The I&T Division posted no gross margins as it had no revenue or costs during the current year.

Operating Expenses

Operating expenses for fiscal years 2005 and 2004 for each of the Company’s segments are shown in the following table:

	Fiscal Year Ended September 30,		Increase/ (Decrease)
	2005	2004
	(in thousands)	(in thousands)	(in thousands)
Segment
Operating Expenses
Ground Systems – Government	$5,323	$4,564	$759
Ground Systems – Commercial
Command & Control	1,514	1,369	145
Newpoint	1,471	1,517	(46)
SAT	1,830	2,568	(738)
Intra-Segment Elimination	(63)	(50)	(13)

Ground Systems – Commercial	4,752	5,404	(652)

Space Communications Systems	5,062	5,213	(151)
Corporate
Product Group	3,321	3,853	(532)
Antenna	118	336	(218)
I&T	—	683	(683)
Other	1,393	214	1,179

Corporate	4,832	5,086	(254)

Elimination	(80)	(92)	12

Total Operating Expenses	$19,889	$20,175	($286)

Operating expenses in the Company’s Ground Systems – Government segment increased by approximately $760,000 for the fiscal year ended September 30, 2005 compared to the fiscal year ended September 30, 2004 due to increased bid and proposal costs coupled with increased costs incurred related to compliance with Sarbanes-Oxley regulations.

Operating expenses in the Company’s Ground Systems - Commercial segment decreased by approximately $650,000 for the fiscal year ended September 30, 2005 compared to the fiscal year ended September 30, 2004 due to decreased operating expenses at SAT. Operating expenses at SAT were down almost $740,000 principally due to reductions in research and development costs and product amortization expenses.

The Space Communications Systems segment’s operating expenses for the fiscal year ended September 30, 2005 decreased by approximately $150,000 compared to the fiscal year ended September 30, 2004. Although SG&A expenses increased some $820,000 period to period, R&D expense and amortization expense decreased approximately $460,000 and $510,000, respectively, accounting for the overall decrease.

Operating expenses in the Corporate segment for the fiscal year ended September 30, 2005 decreased by approximately $250,000 compared to the fiscal year ended September 30, 2004 principally due to the closure of the I&T Division, the sale of operating assets of the Antenna Division in November 2004 and reduced product related selling expenses. The year to year decrease in operating expenses for the Corporate segment would have been greater by approximately $1.2 million were it not for the one time expense recorded during the fourth quarter of fiscal year 2005 related to the acceleration of the Company’s non-vested stock options.

Income from Operations

Income from operations for fiscal years 2005 and 2004 for each of the Company’s segments is shown in the following table:

	Fiscal Year Ended September 30,		Increase/ (Decrease)
	2005	2004
	(in thousands)	(in thousands)	(in thousands)
Segment
Income from Operations
Ground Systems – Government	$3,930	$4,959	($1,029)
Ground Systems – Commercial
Command & Control	1,110	404	706
Newpoint	321	6	315
SAT	(400)	(621)	221
Intra-Segment Elimination	41	(23)	64

Ground Systems – Commercial	1,072	(234)	1,306

Space Communications Systems	9,450	8,903	547
Corporate
Product Group	(2,268)	(1,222)	(1,046)
Antenna	(994)	(1,495)	501
I&T	—	(553)	553
Other	(1,388)	(37)	(1,351)

Corporate	(4,650)	(3,307)	(1,343)

Elimination	22	30	(8)

Total Income from Operations	$9,824	$10,351	($527)

Income from operations during the periods compared decreased by approximately $1.0 million in the Company’s Ground Systems –Government segment as a result of decreased gross margins (related to a lower percentage of fixed price contracts) coupled with increased operating expenses.

Income from operations during the periods compared increased by approximately $1.3 million in the Company’s Ground Systems – Commercial segment as a result of increased revenue and gross margins at its Newpoint and Command and Control units coupled with decreased operating expenses at SAT as described above.

The Space Communications Systems segment recorded increased income from operations of approximately $550,000 principally due to increased gross margins coupled with reduced operating expenses.

In the Corporate segment, the Product Group posted an operating loss of almost $2.3 million primarily because of decreased gross margin (resulting in part from lower license revenue) partially offset by lower operating expenses. Although the Product Group recorded losses for the year, a large portion of the revenue generated in the Company’s ground systems business (both Government and Commercial) is a result of its EPOCH IPS product line, which the Company believes favorably distinguishes it from its competitors.

Operating losses in the Antenna Division have been reduced between the periods compared due to the sale of the unit’s assets, while operating losses at the I&T Division have been eliminated during the fiscal year ended September 30, 2005 due to the shutdown of that unit during 2004.

Operating income in the Corporate segment was adversely affected by approximately $1.2 million in fiscal year 2005 as a result of the one time expense recorded in the fourth quarter related to the acceleration of the Company’s non-vested stock options.

Other Income/Expense

Other income and expense increased by approximately $310,000 between fiscal year 2004 and fiscal year 2005, mostly as a result from increased interest income related to higher interest rates.

Income Before Income Taxes/Net Income

Income before income taxes decreased by approximately $220,000 in fiscal year 2005 when compared to fiscal year 2004 principally due to decreased operating income of approximately $530,000 as described above partially offset by increased interest income.

The Company’s effective tax rate increased from 36.2% for fiscal year 2004 to 39.3% for fiscal year 2005 principally due to the non-deductibility of certain expenses.

As a result of the above, net income decreased to approximately $6.30 million during fiscal year 2005 from $6.76 million during fiscal year 2004.

FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003

On a consolidated basis, revenue increased 9.4%, or $7.7 million, to $90.3 million for the fiscal year 2004, from $82.6 million for fiscal year 2003. Revenue for fiscal years 2004 and 2003 for each of the Company’s segments is shown in the following table:

	Fiscal Year Ended September 30,		Increase/ (Decrease)
	2004	2003
	(in thousands)	(in thousands)	(in thousands)
Segment
Revenue
Ground Systems – Government	$45,300	$39,965	$5,335
Ground Systems – Commercial
Command & Control	10,888	9,650	1,238
Newpoint	2,760	2,360	400
SAT	4,596	3,415	1,181
Intra-Segment Elimination	(1,047)	(81)	(966)

Ground Systems – Commercial	17,197	15,344	1,853

Space Communications Systems	26,266	23,169	3,097
Corporate
Product Group	4,584	4,194	390
Antenna	2,021	1,322	699
I&T	1,821	5,298	(3,477)
Other	1,214	2,728	(1,514)

Corporate	9,640	13,542	(3,902)

Elimination	(8,092)	(9,435)	1,343

Total Revenue	$90,311	$82,585	$7,726

Revenue increased on a year-to-year basis for all of the Company’s operating segments. The Company does not consider its Corporate segment to be an operating segment.

Revenue increases in the Company’s Ground Systems - Government segment pertain to increased sales volume as a result of the Company’s contract awards with the U.S. Air Force (specifically the CCS-C and SCNC programs) that were made in the spring of 2002. Revenue from this segment’s Air Force customer increased approximately $7.1 million, more than offsetting revenue decreases of approximately $1.7 million from NOAA.

All units in the Company’s Ground Systems – Commercial segment experienced increased revenues on a year-to-year basis. Revenue levels for the core business Command & Control unit, SAT and Newpoint were up 12.8%, 34.6% and 17.0% respectively in fiscal year 2004 compared to fiscal year 2003 and generally relate to increased bookings and increased shipments of new orders. The Ground Systems – Commercial segment sells primarily to commercial satellite operators and commercial satellite users where market conditions have been depressed during the past few years. The Company believes that these markets are beginning to economically improve, as evidenced by the revenue increases in fiscal year 2004, and if this improvement continues, the Company believes that the segment should be able to post continued revenue gains in future fiscal periods. The Company is also currently proposing both SAT and Newpoint products on several outstanding government bids.

The revenue generated by the Space Communications Systems segment (RT Logic) for fiscal year 2004 was the highest annual revenue in that subsidiary’s history and was 13.4% greater than the revenue posted in fiscal year 2003.

In the Corporate segment, revenue decreased approximately $3.5 million in the segment’s I&T (Integration & Test) division. During the fourth quarter of fiscal year 2004, the Company disbanded the I&T division and merged its operations with the other Company business units. The revenue increase from the segment’s Antenna Division (approximately $700,000) is primarily attributable to that division earning revenue for a full twelve-month period in fiscal year 2004 as compared to only five months in fiscal year 2003.

Cost of Revenue/Gross Margin

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

	Fiscal Year Ended September 30,		Increase/ (Decrease)
	2004	2003
	(in thousands)	(in thousands)	(in thousands)
Segment
Cost of Revenue
Ground Systems – Government	$35,777	$33,473	$2,304
Ground Systems – Commercial
Command & Control	9,115	7,730	1,385
Newpoint	1,237	1,792	(555)
SAT	2,649	2,019	630
Intra-Segment Elimination	(974)	(81)	(893)

Ground Systems – Commercial	12,027	11,460	567

Space Communications Systems	12,150	10,751	1,399
Corporate
Product Group	1,953	1,153	800
Antenna	3,180	1,193	1,987
I&T	1,691	4,173	(2,482)
Other	1,037	2,531	(1,494)

Corporate	7,861	9,050	(1,189)

Elimination	(8,030)	(9,359)	1,329

Total Cost of Revenue	$59,785	$55,375	$4,410

Gross Margin
Ground Systems – Government	$9,523	$6,492	$3,031
Ground Systems – Commercial
Command & Control	1,773	1,920	(147)
Newpoint	1,523	568	955
SAT	1,947	1,396	551
Intra-Segment Elimination	(73)	—	(73)

Ground Systems – Commercial	5,170	3,884	1,286

Space Communications Systems	14,116	12,418	1,698
Corporate
Product Group	2,631	3,041	(410)
Antenna	(1,159)	129	(1,288)
I&T	130	1,125	(995)
Other	177	197	(20)

Corporate	1,779	4,492	(2,713)

Elimination	(62)	(76)	14

Total Gross Margin	$30,526	$27,210	$3,316

Gross margin increased for all operating segments on a year-to-year basis.

Gross margin increased by approximately $3.0 million in the Company’s Ground Systems – Government segment in fiscal year 2004 compared to fiscal year 2003 due to increased revenue of approximately $5.3 million coupled with a higher percentage of more profitable fixed price contracts in the segment’s fiscal year 2004 revenue mix.

Gross margin increased by approximately $1.3 million in the Company’s Ground Systems – Commercial segment in fiscal year 2004 compared to fiscal year 2003 due to gross margin increases at SAT and Newpoint. Gross margin decreased in the Command & Control unit of this segment due to competitive (i.e. lower) pricing of new awards received during fiscal year 2004. The gross margin increases at SAT and Newpoint were due to increased revenues at both subsidiaries coupled with cost cutting measures implemented during the prior fiscal year. Gross margin as a percentage of revenue at SAT increased to 42.4% from 40.9% while gross margin as a percentage of revenue at Newpoint increased to 55.2% from 24.1% on a year-to-year basis.

During fiscal year 2004, the Space Communication Systems (RT Logic) segment’s gross margin percentage against revenue was flat at 53.7% compared to 53.6% for the prior fiscal year. However, gross margin increased by approximately $1.7 million as a result of increased revenue. The segment’s gross margin dollar performance during fiscal year 2004 was the highest in its history and contributed to a record year for operating income for that segment.

This Product division of the Company’s Corporate segment experienced a decline in gross margin of approximately $410,000 between fiscal year 2003 and fiscal year 2004 as a result of decreased license revenues and increased product expenses. The segment’s I&T division posted an approximate $1.0 million decrease in gross margin during the periods being compared as result of decreased revenues. This division was disbanded during the fourth quarter of fiscal year 2004. The Antenna division of the Corporate segment posted a gross margin deficit of approximately $1.2 million in fiscal year 2004 compared to a gross profit of approximately $100,000 during fiscal year 2003. The fiscal year 2004 deficit was principally caused by contracts that were under-priced and under-bid, primarily with respect to direct material and equipment costs. During fiscal year 2004, this division recorded approximately $1.8 million of direct material and equipment costs compared to revenue of approximately $2.0 million leaving virtually no funding to cover direct labor and associated indirect costs.

Operating Expenses

Operating Expenses for fiscal year 2004 and 2003 for each of the Company’s segments are shown in the following table:

	Fiscal Year Ended September 30,		Increase/ (Decrease)
	2004	2003
	(in thousands)	(in thousands)	(in thousands)
Segment
Operating Expenses
Ground Systems – Government	$4,564	$3,677	$887
Ground Systems – Commercial
Command & Control	1,369	986	383
Newpoint	1,517	1,482	35
SAT	2,568	2,835	(267)
Intra-Segment Elimination	(50)	—	(50)

Ground Systems – Commercial	5,404	5,303	101

Space Communications Systems	5,213	4,921	292
Corporate
Product Group	3,853	3,426	427
Antenna	336	85	251
I&T	683	991	(308)
Other	214	63	151

Corporate	5,086	4,565	521

Elimination	(92)	(58)	(34)

Total Operating Expenses	$20,175	$18,408	$1,767

In the Company’s Ground Systems – Government segment, Selling, General & Administrative (“SG&A”) expenses increased by approximately $890,000 during the periods being compared. The increase principally relates to increased marketing and proposal costs related to new Air Force opportunities coupled with increased management and administrative costs needed to operate a considerably larger business base. As a percentage of revenue, SG&A for this segment represented 10.1% of revenue in fiscal year 2004 compared to 9.2% of revenue during fiscal year 2003.

Operating expenses in the Company’s Ground Systems – Commercial segment were approximately flat on a year –to-year basis. At the Command & Control unit of the segment, operating expenses were approximately $380,000 higher in fiscal year 2004 than in fiscal year 2003 primarily due to allocated bid and proposal cost. At SAT, period-to-period SG&A costs were down approximately $270,000 due to a decrease in R&D expenses from almost $1.1 million to approximately $850,000 in the periods compared. The decrease in fiscal year 2004 R&D expenses resulted from the more effective utilization of the segment’s engineering staff on direct contracts as opposed to R&D efforts. SAT also recovered approximately $56,000 of bad debts provided for in prior years during fiscal year 2004, further contributing to the improvement in year-to-year SG&A costs. Newpoint’s fiscal year 2004 SG&A expenses increased approximately $35,000 compared to fiscal year 2003, resulting from R&D spending related to new product undertakings at this segment.

Operating expenses increased by approximately $290,000 in the Company’s Space Communications segment on a year-to-year basis. R&D expenses in the segment increased from almost $1.4 million in fiscal year 2003 to approximately $2.2 million in fiscal year 2004 as a result of new product undertakings, consistent with RT Logic’s fiscal year 2004 plan. This increase was partially offset by decreases in SG&A spending in fiscal year 2004 compared to fiscal year 2003.

Operating expenses in the Company’s Corporate segment increased by approximately $520,000 in fiscal year 2004 compared to fiscal year 2003. Increases in the Product division of approximately $430,000 primarily relate to increased marketing and selling costs coupled with increased product amortization of approximately $60,000 during fiscal year 2004 as compared to fiscal year 2003. The $250,000 increase in operating expenses from the segment’s Antenna Division is primarily attributable to that division incurring costs for a full twelve-month period in fiscal year 2004 as compared to only five months in fiscal year 2003. Operating expenses in the segment’s I&T division decreased approximately $150,000 as a result of decreased business activity in fiscal year 2004 compared to fiscal year 2003.

Income from Operations

Income from operations for fiscal years 2004 and 2003 for each of the Company’s segments is shown in the following table:

	Fiscal Year Ended September 30,		Increase/ (Decrease)
	2004	2003
	(in thousands)	(in thousands)	(in thousands)
Segment
Income from Operations
Ground Systems – Government	$4,959	$2,815	$2,144
Ground Systems – Commercial
Command & Control	404	934	(530)
Newpoint	6	(914)	920
SAT	(621)	(1,439)	818
Intra-Segment Elimination	(23)	—	(23)

Ground Systems – Commercial	(234)	(1,419)	1,185

Space Communications Systems	8,903	7,497	1,406
Corporate
Product Group	(1,222)	(385)	(837)
Antenna	(1,495)	44	(1,539)
I&T	(553)	134	(687)
Other	(37)	134	(171)

Corporate	(3,307)	(73)	(3,234)

Elimination	30	(18)	48

Total Income from Operations	$10,351	$8,802	$1,549

Income from operations during the periods compared increased by approximately $2.1 million in the Company’s Ground Systems – Government segment principally as a result of increased gross margin partially offset by increased operating expenses as described above.

Income from operations during the periods compared increased by approximately $1.2 million in the Company’s Ground Systems – Commercial segment principally as a result of the elimination of operating losses at Newpoint and the reduction of operating losses at SAT. Income from operations in the segment’s Command & Control unit decreased by approximately $530,000 as a result of a lower gross margin coupled with increased operating expenses.

Operating income for the Space Communications Systems segment (RT Logic) increased approximately $1.4 million or 18.8% in fiscal year 2004 over the prior fiscal year’s results. RT Logic operating income is the highest in that subsidiary’s history and was achieved despite additional R&D spending of approximately $840,000 in fiscal year 2004 over fiscal year 2003 and primarily relates to $1.7 million of gross margin increases coupled with amortization decreases of approximately $510,000.

Operating income for the Corporate segment decreased by approximately $3.2 million during the periods compared as a result of operating losses posted by the segment’s Antenna division, the decline and ultimate closure of the I&T division, and decreased license revenue coupled with increased operating expenses in the segment’s Product Division.

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

The Company recorded approximately $46,000 of gains on the sale of marketable equity securities during fiscal year 2004 compared to almost $140,000 of such gains during the prior fiscal year.

During fiscal year 2004, the Company also recorded approximately $615,000 of interest income compared to approximately $590,000 of interest income recorded for fiscal year 2003.

The changes in miscellaneous expense between the periods being compared are considered immaterial.

Income Before Income Taxes/Net Income

Income before income taxes increased by approximately $2.7 million to $10.6 million from $7.9 million during the periods compared, principally due to operating income improvements from the Company’s on-going operating segments (Ground Systems – Government; Ground Systems – Commercial; and the Space Communications segments) combined with the elimination of an impairment charge in fiscal year 2004. These gains were partially offset by decreases in operating income posted in the Company’s Corporate segment as described above.

The Company’s effective tax rate was 36.2% and 36.3% for fiscal years 2004 and 2003, respectively.

As a result of the above, net income increased to approximately $6.76 million during fiscal year 2004 from approximately $5.02 million during fiscal year 2003.

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

For fiscal year 2005 in its entirety, the Company anticipated that operating results would be comparable to results posted in fiscal year 2004 for revenue, operating income, net income and fully diluted earnings per common share. In fiscal year 2005 excluding the effects of the non-recurring compensation expense related to stock option acceleration (approx. $1.2 million), the Company exceeded fiscal year 2004 results for revenue, operating income, net income and fully diluted earnings per common share by 8%, 6%, 8% and 3% respectively.

Looking forward to fiscal year 2006 in its entirety, the Company believes that results for revenue, operating income, net income and fully diluted earnings per common share will exceed results for fiscal year 2005 by approximately 15%, 45%, 55% and 53% respectively. Excluding the effect of the non-recurring compensation expense related to stock option acceleration (approx. $1.2 million) in fiscal year 2005, the Company believes that results for revenue, operating income, net income and fully diluted earnings per common share in fiscal year 2006 will exceed results for fiscal year 2005 by approximately 15%, 30%, 35% and 33% respectively.

Although the Company cannot provide any assurances as to the fiscal year 2006 forecasted results described above, the Company currently believes these results are achievable because:

•	The Company’s existing backlog in its Ground Systems – Government segment indicates growth in revenue and operating income.

•	The Company does not anticipate a fiscal year 2006 charge for non-recurring compensation related to stock options.

•	The Company does not anticipate fiscal year 2006 losses associated with its Antenna Division.

•	The Company believes that its acquisition of Lumistar LLC will be immediately accretive to operating results.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company’s inception in 1982, it has been profitable on an annual basis and has generally financed its working capital needs through internally generated funds, supplemented by borrowings under the Company’s general line of credit facility with a commercial bank and the proceeds from the Company’s initial public offering in 1988. In June 1999, the Company supplemented its working capital position by raising approximately $19.7 million (net) through the private placement of approximately 1.2 million shares of its common stock. In February 2000, the Company raised an additional $40.9 million (net) for use in connection with potential acquisitions and other general corporate purposes through the private placement of 1.4 million additional shares of its common stock. With respect to the capital raised in the private placements, at September 30, 2005, $15,506,000 was invested in variable rate State of Maryland debt securities, and $17,210,000 was invested in Banc of America Securities LLC Auction Rate Securities. See Notes 1 and 4 of the Notes to the Financial Statements included elsewhere herein.

For fiscal year 2005, the Company provided approximately $11.3 million of cash in operating activities and used $8.1 million in investing activities, while financing activities provided $3.4 million. Included in the Company’s investing activities were approximately $600,000 for newly capitalized software development costs, $2.3 million for the purchase of land, and approximately $1.8 million for the purchase of fixed assets (principally new computers and equipment).

During fiscal year 2005, the Company had access to a line of credit facility through which it could borrow up to $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company’s billed and unbilled accounts receivable and has certain financial covenants, including minimum net worth and liquidity ratios. The line expires on February 28, 2007. At September 30, 2005, 2004 and 2003, the Company had no amounts outstanding under the lines of credit.

On November 30, 2005, the Company’s Board of Directors declared a dividend of five cents per share for shareholders on record as of December 19, 2005. The Company’s general line of credit facility prohibits the declaration or payment of dividends by the Company until all of its obligations under the facility are paid in full or performed. As of September 30, 2005, all of the Company’s obligations under the facility have been met.

The Company also has access to a $2.0 million equipment lease line of credit under which it had $25,119 outstanding as of September 30, 2005. The outstanding balance is payable over a 8-month period from lease inception and bears interest at a rate of 8.8% per annum.

Looking forward to fiscal year 2006, the Company anticipates that it will require liquidity for the following major expenditures:

•	Up to an additional $10.0 million for the construction of RT Logic’s new corporate headquarters in Colorado Springs

•	Approximately $3.8 million for the cash component related to the third and final contingent payment period to the former shareholders of RT Logic

•	Approximately $5.0 million for the cash component related to the purchase of assets of Lumistar, LLC

The Company currently anticipates that its current cash balances, amounts available under its lines of credit and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months including the expenditures identified above. The Company believes that inflation did not have a material impact on the Company’s revenues or income from operations in fiscal years 2005, 2004 and 2003.

CONTRACTUAL COMMITMENTS

The following tables reflect the Company’s contractual obligations and other commitments as of September 30, 2005 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Operating leases	$6,624,063	$1,799,127	$4,307,760	$373,870	$143,306
Capital lease obligations	25,918	25,918	—	—	—
Total contractual obligations	$6,649,981	$1,825,045	$4,307,760	$373,870	$143,306

	Amount of Commitment Expiration Per Period
Other Commitments (1)	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Letters of credit	$1,965,489	$995,879	$969,610	$—	$—
Former shareholders of RT Logic(2)	$7,611,023	$7,611,023	$—	$—	$—
Former shareholders of Newpoint(3)	$—	$—	$—	$—	$—

(1)	Does not include contingent consideration that may be payable in connection with the Company’s acquisition of a division of Jackson & Tull because such payments are based on the future performance of this business and cannot be determined at this time. However, the Company does not expect there to be contingent consideration since it has sold the intellectual property rights and certain assets of this business and since the business has been operating at a significant loss. See Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein for more information.

(2)	Represents consideration payable in connection with the Company’s acquisition of RT Logic which was fully accrued at September 30, 2005. See Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein for more information regarding the acquisition of RT Logic.

(3)	Represents contingent consideration payable in connection with the Company’s acquisition of Newpoint. See Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein for more information regarding the acquisition of Newpoint.

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

•	A significant portion of the Company’s revenue is derived from contracts or subcontracts funded by the U.S. Government, which are subject to termination without cause, government regulations and audits, competitive bidding, and the budget and funding process of the U.S. Government.

•	The presence of competitors with greater financial resources and their strategic response to the Company’s new services.

•	The potential obsolescence of the Company’s services due to the introduction of new technologies.

•	The response of customers to the Company’s marketing strategies and services.

•	The Company’s commercial contracts are subject to strict performance and other requirements.

•	The intense competition in the satellite ground system industry could harm the Company’s financial performance.

•	With respect to the Company’s acquisition strategy, integration of the companies and assets the Company has acquired or, if the Company is able to identify and acquire one or more businesses, may acquire, may be costly and may result in a decrease in the value of the Company’s common stock.

•	The Company may not have adequately assessed the risks inherent in the companies or assets it has acquired or correctly assessed the potential contribution of those companies or assets to its financial performance, and in the future the Company may not adequately assess the risks inherent in a particular acquisition candidate or correctly assess the candidate’s potential contribution to the Company’s financial performance.

•	The Company may need to divert more management resources to integration of an acquired business or assets than it planned, which may adversely affect its ability to pursue other more profitable activities.

•	The difficulties of integrating an acquired business or assets may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate backgrounds and combining different corporate cultures.

•	The Company may not eliminate as many redundant costs as it anticipated in selecting the companies or assets it has acquired or may acquire.

•	The companies or assets the Company has acquired or may acquire may have liabilities or adverse operating issues that the Company failed to discover through its diligence prior to the acquisition.

•	Changes in activity levels in the Company’s core markets.

•	The Company may not be able to effectively manage any continued growth.

•	The business is subject to risks associated with international transactions.

•	The Company depends upon intellectual property rights and risk having its rights infringed.

•	The estimated backlog is not necessarily indicative of revenues that will actually be realized under the contracts.

•	The Company’s quarterly operating results may vary significantly from quarter to quarter.

•	The market price of the Company’s common stock may be volatile.

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

While the Company currently does not have significant European operations, its customer base is expanding outside the U.S. and therefore certain contracts now and in the future will likely be denominated in currencies other than the U.S. dollar. As a result, the Company’s financial results could be affected by factors such as foreign currency exchange rates for contracts denominated in currencies other than the U.S. dollar. To mitigate the effect of changes in foreign currency exchange rates, the Company may periodically hedge this risk by entering into forward foreign currency contracts. As of September 30, 2005, virtually all of the Company’s contracts were denominated in U.S. dollars, and the Company did not have any outstanding hedge agreements. As the Company enters into new foreign currency based contracts in the future, it may employ similar hedging contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Integral Systems, Inc.

We have audited the accompanying consolidated balance sheets of Integral Systems, Inc. (the Company), as of September 30, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2005. We have also audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that the Company maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control–Integrated Framework issued by COSO.

/s/ Grant Thornton LLP

Vienna, Virginia

November 30, 2005

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Integral Systems, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Integral Systems, Inc. and subsidiaries for the year ended September 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Integral Systems, Inc. and subsidiaries for the year ended September 30, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, Virginia

November 21, 2003

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2005 and 2004

	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$24,775,460	$18,198,832
Marketable securities, net	32,716,000	29,060,396
Accounts receivable, net	37,078,857	39,434,793
Inventories	2,223,373	1,312,161
Prepaid expenses	585,740	632,595
Notes receivable	378,055	263,913
Employee and other receivables	87,655	193,722
Deferred income taxes	878,066	855,700

Total current assets	98,723,206	89,952,112
Property and equipment, net	5,903,603	3,557,133
Notes receivable – long term portion	267,708	300,338
Goodwill	41,011,844	33,256,186
Intangible assets, net	362,493	637,493
Software development costs, net of accumulated amortization	2,601,693	4,591,904
Deposits and deferred charges	325,736	171,275

Total assets	$149,196,283	$132,466,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable – trade	$6,360,140	$5,491,629
Accrued expenses	14,722,834	13,893,662
Capital leases payable	25,119	35,119
Billings in excess of revenue for contracts in progress	7,088,015	5,581,124
Income Taxes Payable	188,285	672,148

Total current liabilities	28,384,393	25,673,682
Capital leases payable – long-term portion	—	25,119
Deferred income taxes – long-term portion	125,644	1,428,344

Total liabilities	28,510,037	27,127,145

Stockholders’ Equity
Common stock, $.01 par value, 40,000,000 shares authorized, and 10,447,623 and 9,944,494 shares issued and outstanding	104,476	99,445
Additional paid-in capital	91,963,338	81,201,927
Retained earnings	28,575,843	24,010,558
Accumulated other comprehensive income	42,589	27,366

Total stockholders’ equity	120,686,246	105,339,296

Total liabilities and stockholders’ equity	$149,196,283	$132,466,441

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended September 30, 2005, 2004 and 2003

	2005	2004	2003
Revenue	$97,724,835	$90,311,277	$82,585,064
Cost of Revenue
Direct labor	21,948,542	19,341,669	17,780,499
Overhead costs	17,590,203	14,231,494	12,959,576
Travel and other direct costs	2,344,573	2,428,071	2,397,185
Direct equipment & subcontracts	26,128,721	23,783,487	22,237,986

Total cost of revenue	68,012,039	59,784,721	55,375,246

Gross margin	29,712,796	30,526,556	27,209,818
Selling, general & administrative	13,432,287	12,657,227	11,465,932
Research & development	2,415,147	3,690,795	2,664,159
Non recurring compensation	1,184,538	—	—
Product amortization	2,581,628	3,045,524	2,988,924
Intangible asset amortization	275,000	782,029	1,289,060

Income from operations	9,824,196	10,350,981	8,801,743
Other income (expense)
Interest income	1,150,879	616,382	594,551
Interest expense	(7,393)	(7,145)	(9,345)
Gain on sale of marketable securities	49,997	45,604	139,797
Impairment loss on marketable securities	—	—	(1,364,180)
Miscellaneous, net	(629,948)	(400,881)	(279,939)

Total other income	563,535	253,960	(919,116)
Income before income taxes	10,387,731	10,604,941	7,882,627
Provision for income taxes	4,086,811	3,843,943	2,864,027

Net income	$6,300,920	$6,760,998	$5,018,600

Weighted avg. number of common shares:
Basic	10,282,420	9,895,357	9,713,321
Diluted	10,533,987	10,150,348	9,859,557
Earnings per share (basic)	$0.61	$0.68	$0.52

Earnings per share (diluted)	$0.60	$0.67	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended September 30, 2005, 2004 and 2003

	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance September 30, 2002	9,322,783	$93,228	$65,070,787	$17,599,042	$(506,877)	$82,256,180
Comprehensive income
Net income	—	—	—	5,018,600	—	5,018,600
Unrealized gain on marketable securities (net of deferred tax of $59,844)	—	—	—	—	23,269	23,269
Reclassification adjustment on marketable securities	—	—	—	—	483,344	483,344
Unrealized loss on foreign currency exchange contracts	—	—	—	—	(105,379)	(105,379)
Cumulative currency translation adjustment	—	—	—	—	28,849	28,849

Total comprehensive income	—	—	—	—	—	5,448,683
Repurchased shares	(331,721)	(3,318)	(2,265,145)	(4,029,457)	—	(6,297,920)
Shares issued to acquire RT Logic	709,676	7,097	13,742,903	—	—	13,750,000
Stock options exercised	23,064	231	330,126	—	—	330,357
Tax benefit of stock options exercised	—	—	141,286	—	—	141,286

Balance September 30, 2003	9,723,802	$97,238	$77,019,957	$18,588,185	($76,794)	$95,628,586
Comprehensive income
Net income	—	—	—	6,760,998	—	6,760,998
Unrealized gain on marketable securities (net of deferred tax of $9,297)	—	—	—	—	14,545	14,545
Unrealized gain on foreign currency exchange contracts	—	—	—	—	84,536	84,536
Cumulative currency translation adjustment	—	—	—	—	5,079	5,079

Total comprehensive income	—	—	—	—	—	6,865,158
Repurchased shares	(16,750)	(167)	(126,876)	(150,344)	—	(277,387)
Shares issued for fiscal 2003 RT Logic earnout	209,926	2,099	3,817,924	—	—	3,820,023
Stock options exercised	27,516	275	459,113	—	—	459,388
Tax benefit of stock options exercised	—	—	31,809	—	—	31,809
Cash dividends ($0.03 per share)	—	—	—	(1,188,281)	—	(1,188,281)

Balance September 30, 2004	9,944,494	$99,445	$81,201,927	$24,010,558	$27,366	$105,339,296

Comprehensive income
Net income	—	—	—	6,300,920	—	6,300,920
Unrealized gain (loss) on marketable securities (net of deferred tax of $9,129)	—	—	—	—	(14,281)	(14,281)
Unrealized gain on foreign currency exchange contracts	—	—	—	—	20,843	20,843
Cumulative currency translation adjustment	—	—	—	—	8,661	8,661

Total comprehensive income	—	—	—	—	—	6,316,143
Repurchased shares	(8,100)	(81)	(62,663)	(82,726)	—	(145,470)
Shares issued for fiscal 2004 RT Logic earnout	230,349	2,303	4,184,059	—	—	4,186,362
Stock options exercised	280,880	2,809	5,182,931	—	—	5,185,740
Tax benefit of stock options exercised	—	—	272,546	—	—	272,546
Non recurring stock option compensation	—	—	1,184,538	—	—	1,184,538
Cash dividends ($0.04 per share)	—	—	—	(1,652,909)	—	(1,652,909)

Balance September 30, 2005	10,447,623	$104,476	$91,963,338	$28,575,843	$42,589	$120,686,246

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$6,300,920	$6,760,998	$5,018,600
Adjustments to reconcile net income to Net cash provided by operating activities:
Depreciation and amortization	4,487,333	5,591,684	5,873,013
Bad debt expense	22,390	66,132	(240,000)
Gain on sale of marketable securities	(49,997)	(45,604)	(139,797)
Impairment of marketable securities	—	—	1,364,180
Loss on disposal of fixed assets	40,395	43,518	27,237
Gain on write off of goodwill associated with sale of the Antenna Division	(172,057)	—	—
Non recurring stock compensation expense	1,184,538	—	—
(Benefit) Provision for deferred income taxes	(1,204,448)	(742,771)	(724,474)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and other receivables	2,433,103	(7,468,330)	(9,457,626)
Prepaid expenses and deposits	(94,478)	(306,300)	326,045
Inventories	(1,256,080)	(478,890)	700,328
Accounts payable	843,465	946,952	(2,444,541)
Accrued expenses	(2,612,685)	(3,074,396)	93,125
Billings in excess of revenue	1,506,891	(1,428,505)	2,437,931
Income taxes payable	(82,176)	840,986	4,388,552

Total adjustments	5,046,194	(6,055,524)	2,203,973

Net cash provided by operating activities	11,347,114	705,474	7,222,573

Cash flows from investing activities:
Purchases of marketable securities	(24,610,000)	(18,550,000)	—
Sale of marketable securities	20,980,983	17,747,986	18,302,778
Issuance of Notes Receivable	(108,391)	—	(400,000)
Proceeds from payments on notes receivable	293,483	124,249	5,242,806
Acquisition of fixed assets	(4,096,047)	(1,439,669)	(1,398,029)
Software development costs	(591,417)	(1,882,455)	(2,253,255)
Acquisition of RT Logic, net of cash received	—	—	(13,414,315)
Acquisition of J&T antenna assets	—	—	(35,629)

Net cash (used in) provided by investing activities	(8,131,389)	(3,999,889)	6,044,356

Cash flows from financing activities:
Proceeds from issuance of common stock	5,185,740	459,388	330,357
Stock repurchase	(145,470)	(277,387)	(6,297,920)
Dividend payments	(1,652,909)	(1,188,281)	—
Notes payable	—	—	(802,190)
Payments on capital lease obligations	(35,119)	(32,270)	(29,653)

Net cash provided by (used in) financing activities	3,352,242	(1,038,550)	(6,799,406)

Effect of currency translation	8,661	5,079	(5,168)
Net increase (decrease) in cash and cash equivalents	6,567,967	(4,332,965)	6,467,523
Cash and cash equivalents - beginning of year	18,198,832	22,526,718	16,064,363

Cash and cash equivalents - end of year	$24,775,460	$18,198,832	$22,526,718

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2005, 2004 and 2003

1.	Summary of Significant Accounting Policies

Nature of Business

Integral Systems, Inc. (the “Company”), headquartered in Lanham, Maryland, builds satellite ground systems for command and control, integration and test, data processing, and simulation. Since its inception in 1982, the Company has provided ground systems for over 205 different satellite missions for communications, science, meteorology, and earth resource applications. The Company has an established domestic and international customer base that includes government and commercial satellite operators, spacecraft and payload manufacturers, and aerospace systems integrators. The Company’s wholly owned subsidiary, ISI Europe, with headquarters in Toulouse, France, serves as the focal point for the support of all of Integral’s European business.

Through its wholly owned subsidiaries SAT Corporation (“SAT”) and Newpoint Technologies Inc. (“Newpoint”), the Company offers complementary ground system components and systems. This includes “turnkey” systems, hardware, and software for satellite and terrestrial communications signal monitoring, network and ground equipment monitoring and control, and satellite data processing.

Through its wholly owned subsidiary Real Time Logic, Inc. (“RT Logic”), which was acquired in October 2002, the Company manufactures satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories, and range facilities.

In July 2003, the Company acquired the intellectual property rights, inventory and certain other assets of the former Jackson & Tull Satellite Ground Systems division. The acquisition was an extension of the satellite ground systems business segment and enabled the Company to be a “turnkey” provider of full motion antennas and RF systems used for tracking low earth orbiting satellites and launch vehicles as well as aeronautical telemetry range operations. In November 2004, the Company disposed of the intellectual property rights, inventory and certain other assets relating to this division. See Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein for more information.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SAT, Newpoint, RT Logic (see Note 2), and ISI Europe. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, and changes therein, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2005, 2004 and 2003

1.	Summary of Significant Accounting Policies (continued)

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

Contract Revenue

Revenue from fixed-price contracts is recognized on the percentage-of-completion method, measured by the cost-to-cost method for each contract. Revenue under cost-plus-fixed-fee contracts is recorded on the basis of direct costs plus indirect costs incurred and an allocable portion of the fixed fee. Revenue from time and materials contracts is recognized based on fixed hourly rates for direct labor expended. The fixed rate includes direct labor, indirect expenses and profits. Reimbursements for material or other specified direct costs are recorded at actual cost.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on contracts in progress are made in the period in which they become determinable. Changes in job performance, job conditions, and estimated profitability, including final contract settlements, may result in revisions to costs and income and are recognized in the period in which the need for such revisions are determined. The Company’s contracts vary in length from one to six years after September 30, 2005.

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

The allowance for doubtful accounts receivable is determined based upon management’s best estimate of potentially uncollectible accounts receivable.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2005, 2004 and 2003

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

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2005, 2004 and 2003

1.	Summary of Significant Accounting Policies (continued)

Goodwill

The Company’s acquisition of other companies has resulted in the acquisition of certain intangible assets and goodwill. Goodwill is subject to impairment to the extent the Company’s operations experience significant negative results. These negative results can be the result of the Company’s individual operations or negative trends in the Company’s industry or in the general economy, which impact the Company. To the extent the Company’s goodwill is determined to be impaired then these balances are written down to their estimated fair value on the date of the impairment. The Company conducts an annual, or sooner if the situation warrants, review for impairment. Determining when an impairment has occurred involves a significant amount of judgment. Management bases its judgment on a number of factors including viability of the businesses acquired, their integration into the Company’s operations, the market in which those businesses operate and their projected future results, cash flow projections, and numerous other factors. In September 2005, the Company performed its annual review for impairment and determined that goodwill was not impaired.

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

Maintenance and repair costs are charged to expense as incurred. Replacements and betterments are capitalized. At the time properties are retired or otherwise disposed of, the property and related accumulated depreciation or amortization accounts are relieved of the applicable amounts and any resulting gain or loss is credited or charged to income.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2005, 2004 and 2003

1.	Summary of Significant Accounting Policies (continued)

Inventories

Inventories are priced at the lower of cost or market using the first in, first-out (FIFO) method of accounting. Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined. Inventories consist of the following as of September 30:

	2005	2004
Finished Goods	$2,004,158	$849,682
Work in process	—	36,039
Raw Materials	219,215	426,440

Total	$2,223,373	$1,312,161

Software Development Costs

The Company has capitalized costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis and has been recognized for those products available for market based on the products’ estimated economic lives of three to five years. Due to inherent technological changes in software development, however, the period over which such capitalized costs are being amortized may be modified.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares outstanding during the period. In accordance with Statement of Financial Accounting Standards No. 128 “Earnings Per Share,” the diluted earnings per share calculation includes 171,396 and 230,349 shares relating to the September 30, 2005 and September 30, 2004, respectively, contingent consideration payable to the former RT Logic shareholders in connection with the RT Logic acquisition agreement (see Note 2). The only other reconciling item between the shares used for basic and diluted earnings per share relate to outstanding stock options. No reconciling items existed between the net income used for basic and diluted earnings per share.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2005, 2004 and 2003

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

Major customer information and revenue by customer category is discussed in Note 3. Revenue from foreign sources, primarily with corporations located in Malaysia, France, Greece, Taiwan, and Japan, totaled $10.9 million, $11.3 million, and $10.4 million for the years ended September 30, 2005, 2004, and 2003. The Company has no significant long-lived assets located in foreign countries.

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

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2005, 2004 and 2003

1.	Summary of Significant Accounting Policies (continued)

Stock Based Compensation (continued)

The Financial Accounting Standards Board recently published Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment (“SFAS 123 (R)”), which is effective with the first fiscal year beginning after June 15, 2005. This statement will require compensation costs related to share-based payments, including stock options, to be recognized in the Consolidated Statement of Operations based on their fair values. On August 19, 2005, the Board of Directors approved resolutions to accelerate the vesting of all outstanding unvested options previously awarded to employees and officers of the Company effective August 31, 2005. However, holders of incentive stock options had the option to decline the acceleration of their options to prevent changing the status of the incentive stock options to a non-qualified stock option for federal income tax purposes. Holders of options to purchase 4,772 shares elected to decline the accelerated vesting. Options to purchase 453,268 shares of stock with exercise prices ranging from $16.13 to $22.96 were accelerated.

The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its statement of operations with respect to these options upon the adoption of SFAS No. 123R. The acceleration of the vesting of these options resulted in the Company recording a non-cash stock compensation expense of approximately $1.2 million during the Company’s fourth quarter using the intrinsic value method. However, the related future compensation expense to be recorded upon adoption of SFAS 123R that was eliminated as a result of the acceleration of the vesting of these options is approximately $4.1 million. .

The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock- based employee compensation for the years ended September 30, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Net income, as reported	$6,300,920	$6,760,998	$5,018,600
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related taxes	4,933,925	1,724,166	1,779,798
Add: Stock-based employee compensation included in net income, net of related taxes	975,534	—	—

Pro forma net income (loss)	$2,342,529	$5,036,832	$3,238,802

Earnings per share:
As reported - basic	$0.61	$0.68	$0.52
- diluted	$0.60	$0.67	$0.51
Pro forma - basic	$0.23	$0.51	$0.33
- diluted	$0.22	$0.50	$0.33

These pro forma amounts are not necessarily indicative of future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of additional stock options which may be issued in future years. The Company currently does not plan to grant any additional stock options to employees, officers or directors in future years.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2005, 2004 and 2003

1.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 123 (Revised 2004), Shared-Based Payment. SFAS 123R addresses the requirements of an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which an employee is required to provide services in exchange for the award. The Company will be required to adopt this Statement during the first quarter of fiscal year 2006. As of September 30, 2005, the Company had 4,772 unvested share-based payments outstanding. In addition, the Company does not intend to issue stock option awards for the foreseeable future. Therefore, the Company believes that the adoption of SFAS 123R will not have a material impact on its future operations and financial reporting.

In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections – a replacement of AFB Opinion No. 20 and FASB Statement No. 3” (AC Section A07). Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for fiscal years beginning after the date the statement was issued (May 2005). The Company believes that the implementation of the guidance contained in Statement 154 will not have a material effect on its financial condition, results of operations, or liquidity.

In June 2005, the Emerging Issues Task Force reached consensus on EITF Issue 05-06, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 concluded that leasehold improvements acquired in a business combination should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonable assured at the date of acquisition. The Task Force also concluded that leasehold improvements placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective prospectively for leasehold improvements purchased or acquired in periods beginning after June 29, 2005. The Company’s implementation of the guidance contained in EITF 05-6 did not have an effect on its financial condition, results of operations, or liquidity in fiscal year 2005 and is not expected to have a material effect on its financial condition, results of operations, or liquidity in fiscal year 2006 and beyond.

Reclassifications

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2005, 2004 and 2003

2.	Acquisitions and Dispositions

Newpoint Technologies

On January 30, 2002, the Company completed its acquisition of Newpoint Technologies, Inc. (“Newpoint”). As consideration for all of the issued and outstanding shares of Newpoint, the Company agreed to make future contingent payments to the shareholders of Newpoint for the period beginning February 1, 2002 through September 30, 2005. Pursuant to the agreement, the contingent payments are calculated every September 30 in the period from February 1, 2002 through September 30, 2005 based on a formula of net income and excess revenues as defined in the acquisition agreement. Through September 30, 2005, no contingent payments were accrued.

RT Logic

On October 1, 2002, the Company acquired all of the issued and outstanding stock of RT Logic pursuant to an Agreement and Plan of Reorganization dated October 1, 2002 (the “Reorganization Agreement”). The primary reason for acquiring RT Logic was to expand the Company’s existing products into RT Logic’s government client base. The initial purchase price payable to the shareholders of RT Logic was $13.25 million in cash and 683,870 shares of the Company’s common stock. Pursuant to the Reorganization Agreement, in November 2002 the former shareholders of RT Logic received additional consideration of $500,000 in cash and 25,806 shares of the Company’s common stock. The Reorganization Agreement further provides that the former RT Logic shareholders will be entitled to receive contingent consideration, which is payable in the event that RT Logic’s business meets certain earnings performance targets during a period of up to four years following the acquisition. One-half of any contingent consideration will be payable in cash and the remainder will be payable in shares of the Company’s common stock. Any shares of the Company’s common stock issued in connection with the contingent consideration will be valued based on a 30-trading-day average leading up to the end of each applicable earn-out period. The contingent consideration is subject to claims by the Company under the indemnification provisions of the Reorganization Agreement. For the year ended September 30, 2003 and pursuant to the Reorganization Agreement, in January 2004 the former shareholders of RT Logic received additional consideration of $3.8 million in cash and 209,926 shares of the Company’s common stock. For the year ended September 30, 2004 and pursuant to the Reorganization Agreement, in February 2005, the former shareholders of RT Logic received additional consideration of $4.2 million in cash and 230,349 shares of the Company’s common stock. For the year ended September 30, 2005, and pursuant to the Reorganization Agreement, in January 2006, the former shareholders of RT Logic will receive additional consideration of $3.8 million in cash and 171,396 shares of the Company’s common stock. This will be the final payment relating to the contingent purchase price in accordance with the Reorganization Agreement. The contingent purchase price payable in January 2006 is included in Other Accrued Expenses on the balance sheet. Additionally, the 171,396 share that are issuable and the 230,349 and 104,856 shares that were issued are included in the Company’s diluted earnings per share computation for the years ended September 30, 2005, 2004 and 2003, respectively.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2005, 2004 and 2003

2.	Acquisitions and Dispositions (continued)

Antenna Systems Division

On July 23, 2003, the Company completed its acquisition of the intellectual property rights, inventory and certain other assets of the former Jackson & Tull Satellite Ground Systems division. As consideration, the Company agreed to make future contingent payments to Jackson & Tull for the period from July 23, 2003 to September 30, 2006. The contingent payments are calculated every September 30 beginning September 30, 2004 based on pretax income as defined in the Asset Purchase Agreement. As of September 30, 2005, no contingent payments have been accrued. Additionally, the Company loaned Jackson & Tull $400,000 to pay off certain vendor obligations that had been incurred prior to the purchase in exchange for a $400,000 promissory note. The promissory note accrues interest at a rate of 6% per annum and is payable in three equal installments of $133,333 plus accrued interest due on December 31 of each of 2004, 2005 and 2006.

Under the terms of the promissory note, Jackson & Tull has elected to make equal monthly payments in the amount of $15,114 beginning January 1, 2005 making the required lump sum payment that would have been due at December 31,2004.

On November 17, 2004, the Company disposed of the intellectual property rights, inventory and certain other assets of Antenna Systems division to LJT & Associates, Inc. of Montgomery, Alabama (LJT). The disposition was effective November 1, 2004. As consideration, LJT agreed to pay the Company $215,000 and executed a promissory note requiring payment of that sum in eight equal installments of $26,875 due on July 1 and January 1 beginning on July 1, 2005. As additional consideration, LJT agreed to make future contingent payments to the Company, in certain circumstances, for the period beginning November 1, 2004 through December 31, 2006. The contingent payments are calculated every December 31 beginning December 31, 2005 based on pretax income as defined in the Asset Purchase Agreement. Under the Asset Purchase Agreement, the Company will continue to fulfill its obligations under existing customer contracts but will engage LJT as a subcontractor to perform the actual work. The Company did not record a material gain or a loss as a result of this transaction.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2005, 2004 and 2003

3.	Accounts Receivable and Revenue

Accounts receivable at September 30, 2005 and 2004 consist of the following:

	2005	2004
Billed
Government services
Prime contracts	$5,987,298	$5,989,131
Subcontracts	8,254,749	5,949,097
Commercial products and services	5,060,871	3,179,379
Allowance for doubtful accounts	(140,000)	(150,000)

Total billed	19,162,918	14,967,607

Unbilled
Government services
Prime contracts	9,725,503	12,265,031
Subcontracts	3,673,967	5,278,047
Commercial products and services	4,516,469	6,924,108

Total unbilled	17,915,939	24,467,186

Total accounts receivable, net	$37,078,857	$39,434,793

Unbilled accounts receivable include amounts arising primarily from the use of the percentage-of-completion or other methods of recognizing revenue that differ from contractual billing terms. Substantially all unbilled receivables are expected to be billed and collected in one year.

The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts funded by the U.S. Government, as well as commercial and international organizations. During the years ended September 30, 2005, 2004 and 2003, approximately 77%, 76%, and 76%, respectively, of the Company’s revenue was from government services, primarily the United States Air Force (USAF) and the National Oceanic and Atmospheric Administration (NOAA). The remaining revenue is from commercial products and services.

In June 2004 and May 2005, Integral Systems filed claims in the amount of $1.8 million and $319,000, respectively, against NOAA. The claims arose under a contract from NOAA to provide the Data Collection System Automated Processing System II (DAPS-II System). Integral Systems has submitted appeals to the General Services Board of Contract Appeals related to these claims. A hearing date has not been set for the appeal. In August 2005, the Company filed another claim against NOAA in the amount of $135,000. This claim arose under a contract from NOAA to perform software and hardware upgrades on NOAA’s Polar Acquisition and Control Subsystem. NOAA intends to issue a final decision on this claim on or before January 23, 2006. As of September 30, 2005, accounts receivable includes approximately $1.1 million associated with these claims. This amount is based on management’s best estimate at September 30th. At this time, the Company believes it is recoverable,

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2005, 2004 and 2003

4.	Marketable Securities

The following summarizes the Company’s investments in debt and equity securities at September 30, 2005 and 2004:

2005	Cost	Gross Unrealized Gain/(Loss)	Fair Market Value
State Debt Securities	$15,506,000	$—	$15,506,000
Auction Rate Securities	17,210,000	—	17,210,000

Total	$32,716,000	$—	$32,716,000

2004	Cost	Gross Unrealized Gain/(Loss)	Fair Market Value
State Debt Securities	$10,911,000	$—	$10,911,000
Preferred Stock	18,000,000	—	18,000,000
Common Stock	125,554	23,842	149,396

Total	$29,036,554	$23,842	$29,060,396

The investments in variable rate State of Maryland debt securities and Maryland “Auction Rate Securities” are carried at cost, which approximates fair market value. Banc of America Preferred Funding Corporation “Dividends Received Eligible Auction Market” preferred stock (“DREAMS”) was carried at cost, which approximated fair market value. The Company divested itself from these securities in June 2005. The investment in common stock is based on quoted market price. At September 30, 2004, an unrealized gain of $23,842 from the investment in common stock is reported in stockholders’ equity as other comprehensive income (loss), net of deferred tax expense of $9,297.

During fiscal year 2005 and 2004, the Company sold common stock that resulted in net gains of $49,997 and $45,604, respectively. The gains were determined using the specific identification method. The Company divested itself from these securities in fiscal year 2005.

5.	Property and Equipment

Property and equipment as of September 30, 2005 and 2004 are as follows:

	2005	2004
Land	$2,327,329	$—
Machinery and electronic equipment	4,642,158	4,884,764
Furniture and fixtures	659,612	876,255
Leasehold improvements	1,706,393	1,345,634
Software	808,520	846,413

Total property and equipment	10,144,012	7,953,066
Less: accumulated depreciation and amortization	(4,240,409)	(4,395,933)

Property and equipment, net	$5,903,603	$3,557,133

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2005, 2004 and 2003

5.	Property and Equipment (continued)

On August 25, 2005, RT Logic Tract TT2, LLC, a newly-formed and wholly owned subsidiary of RT Logic, closed on the purchase of 9.99 acres of real property in Colorado Springs, Colorado for a purchase price of approximately $2.3 million, pursuant to a Purchase Agreement with Northgate Properties, LLC. RT Logic intends to construct its new headquarters on this property.

Depreciation expense for the years ended September 30, 2005, 2004, and 2003 was $1,630,705, $1,764,133, and $1,595,029, respectively.

6.	Goodwill and Intangibles

The following summarizes the Company’s goodwill and intangibles at September 30, 2005 and 2004:

	2005	2004
Goodwill	$41,011,844	$33,256,186

Intangibles
Technology	1,150,000	1,150,000
Customer Base	1,621,082	1,621,082

Less: Accumulated Amortization	2,408,589	2,133,589

Intangibles, net	$362,493	$637,493

The identified intangible assets have an estimated useful life ranging from 18 months to five years. Amortization expense for the years ended September 30, 2005, 2004 and 2003 was $275,000, $782,029 and $1,289,060, respectively. Future amortization expense is as follows:

2006:	212,500
2007:	149,993

Total	$362,493

The increase in goodwill relates primarily to contingent consideration paid to the former shareholders of RT Logic in the amount of $7.6 million pursuant to an Agreement and Plan of Reorganization dated October 1, 2002.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2005, 2004 and 2003

7.	Software Development

Software development costs as of September 30, 2005 and 2004 consist of the following:

	2005	2004
Costs incurred	$18,828,018	$18,236,601
Less: accumulated amortization	(16,226,325)	(13,644,697)

Software development costs, net	$2,601,693	$4,591,904

Amortization expense for the years ended September 30, 2005, 2004 and 2003, was $2,581,628, $3,045,522 and $2,988,924, respectively.

8.	Line of Credit

The Company has a line of credit agreement with a local bank for $10,000,000 for general corporate purposes. Borrowings under the line of credit are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4%, based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company’s billed and unbilled accounts receivable, inventory, equipment, and insurance proceeds and has certain financial covenants, including minimum net worth and liquidity ratios. The line of credit expires on February 28, 2007. The Company did not use and had no balance outstanding at September 30, 2005 and 2004.

The Company had letters of credit amounting to $450,000, $490,000, and $230,000 as of September 30, 2005, 2004 and 2003, respectively, with certain banks relating to leased facilities. In addition, the Company had letters of credit amounting to $1.5 million, $3.7 million, and $2.6 million as of September 30, 2005, 2004 and 2003, respectively, with a bank relating to obligations on certain contracts.

9.	Accrued Expenses

Accrued expenses at September 30, 2005 and 2004, consist of the following:

	2005	2004
Accrued payroll and withholdings	$3,443,336	$2,546,606
Accrued vacation	1,928,325	1,859,501
Accrued profit sharing	1,719,526	927,505
Accrued earnout (RT Logic)	7,611,023	8,372,738
Other accrued expenses	20,624	187,312

Total accrued expenses	$14,722,834	$13,893,662

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2005, 2004 and 2003

10.	Commitments and Contingencies

Capital Leases

The Company has a $2,000,000 equipment lease line of credit under which the Company can sell equipment and lease it back for a period of three years. The line expires in May 2006. The Company incurred capital lease obligations when it entered into new leases for equipment. There were no capital lease additions for the years ended September 30, 2005, 2004 and 2003, respectively. Future payments under the capital lease obligations at September 30, 2005, are as follows:

Year ending September 30, 2006	$25,918

Total payments	25,918
Less amount representing interest at 8.8% per annum	(799)

Present value of future lease payments	$25,119

Operating Leases

The Company leases office space in Colorado, Maryland, California, New Hampshire and Toulouse, France. The current leases for offices in the United States expire in 2010, 2009, 2009, and 2006. The current leases for offices in France expire in 2006 and 2013. Approximate future minimum lease payments under the office leases are as follows:

Years ending September 30, 2006	$1,799,000
2007	1,564,000
2008	1,535,000
2009	1,209,000
2010	311,000
Thereafter	206,000

Total payments	$6,624,000

Lease payments do not include operating expenses or utilities, which are adjusted annually. Rent expense was $2,324,500, $2,199,696 and $2,250,047 for the years ended September 30, 2005, 2004 and 2003, respectively.

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

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2005, 2004 and 2003

11.	Income Taxes

For the years ended September 30, 2005, 2004 and 2003, the provision for income taxes consists of the following:

	2005	2004	2003
Current tax expense
Federal	$4,587,431	$3,732,659	$2,891,434
State	690,277	854,056	697,067

	5,277,708	4,586,715	3,588,501
Deferred tax benefit	(1,190,897)	(742,771)	(724,474)

Total provision	$4,086,811	$3,843,944	$2,864,027

At September 30, 2005 and 2004, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	Asset (Liability)
	2005	2004
Deferred Tax Assets:
Vacation accrual	$700,838	$657,745
Allowance for doubtful accounts	53,896	58,500
Impairment of marketable securities	—	309,817
Accrued expenses and other	99,632	—
NOL carry forwards	509,112	712,114
Capital loss carryforward	358,253	—
Stock option expense	202,706
Accrued commissions	16,752	25,813

Total Deferred Tax Assets	1,941,189	1,763,989

Deferred Tax Liabilities:
Purchase accounting	—	(187,045)
Depreciation and amortization	(1,188,767)	(2,140,458)
Unrealized loss on marketable securities	—	(9,130)

Total Deferred Tax Liabilities	(1,188,767)	(2,336,633)

Net Deferred Tax Asset/(Liability)	$752,422	$(572,644)

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2005, 2004 and 2003

11.	Income Taxes (continued)

As of September 30, 2005, the Company had approximately $8.1 million of state NOL’s which expire between 2010 and 2022. The Company also had capital loss carryforwards of approximately $930,000, which expire between 2009 and 2010. All federal NOLs have been realized.

In evaluating the Company’s ability to recover its deferred tax assets, we considered all available positive and negative evidence, including past operating results, the reversal of temporary differences, the forecasts of future taxable income from operations and investments and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with estimates being used to manage the business. Based on the weight of the positive and negative evidence and the information available, management believes that it is more likely than not that its deferred tax assets will be realized.

The temporary differences are presented in the balance sheet as follows:

	Asset (Liability)
	2005	2004
Deferred income tax asset – current portion	$878,065	$855,700
Deferred income tax asset/(liability) – long term portion	(125,643)	(1,428,344)

Net Deferred Tax Asset/(Liability)	$752,422	$(572,644)

The effective income tax rates differ from the statutory U.S. income tax rate due principally to the following:

	2005	2004	2003
Federal statutory rate	35.0%	34.0%	34.0%
State tax, net of federal income tax benefit	3.5	4.2	4.8
Tax benefit of tax free investment income	(2.2)	(.6)	(1.4)
Other	3.0	(1.4)	(1.1)

Effective rate	39.3%	36.2%	36.3%

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2005, 2004 and 2003

12.	Profit Sharing and Employee Benefits Plans

The Company has a profit sharing and 401(k) plan for the benefit of substantially all employees. The Company currently contributes a discretionary amount of 11% of eligible employee’s salary to the plan. Future contributions will be a discretionary amount determined by the company’s performance and profitability. The 401(k) feature allows employee’s to make elective deferrals not to exceed 25% of compensation. For the years ended September 30, 2005, 2004 and 2003, contributions to the plans totaled $3,428,676, $3,077,697, and $2,570,451, respectively.

13.	Stock Option Plans

Effective May 1, 2002, the Company established the 2002 Stock Option Plan, which was amended and restated effective May 1, 2005, to create additional incentives for the Company’s employees, consultants and directors to promote the financial success of the Company. The Stock Option Committee of the Board of Directors has sole authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock under this plan. The maximum number of shares of common stock that may be issued pursuant to the Amended and Restated 2002 Stock Option Plan is 1,150,000. The exercise price of each option is set at the stock’s closing price on the date the option is granted by the Stock Option Committee of the Board of Directors. Options expire no later than ten years from the date of grant (five years for greater-than-10% owners) or three months after employment ceases, whichever occurs first, and vest from one to five years.

Prior to adoption of the 2002 Stock Option Plan, which was effective May 25, 1988 and amended on January 1, 1994 and May 8, 1998, the Company established the 1988 Stock Option Plan. This plan was created to provide additional incentives for the Company’s employees, consultants and directors to promote the financial success of the Company. The Stock Option Committee of the Board of Directors has sole authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock under this plan. At September 30, 2005, the maximum number of shares of common stock which may be issued pursuant to the 1988 Stock Option Plan was 1,800,000. The exercise price of each option was set at the stock’s closing price on the date the option was granted by the Stock Option Committee of the Board of Directors. Options expire no later than ten years from the date of grant (five years for greater-than 10% owners) or three months after employment ceases, whichever comes first, and vest from one to five years. Pursuant to the approval by stockholders at the April 17, 2002 Annual Meeting of the Shareholders, no further options were granted after April 30, 2002 under the 1988 Stock Option Plan.

On August 19, 2005, the Board of Directors adopted resolutions to accelerate the time of vesting of all of the Company’s outstanding and unvested stock options as of August 31, 2005, subject to approval by the optionholder in certain circumstances. As a result options to purchase 453,268 shares of the Company’s common stock became fully exercisable as of August 31, 2005.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2005, 2004 and 2003

13.	Stock Option Plan (continued)

The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its statement of operations with respect to these options upon the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS l23R, which was required to be adopted by the Company on October 1, 2005, would require that compensation expense associated with stock options be recognized in the statement of operations, rather than as a footnote disclosure in the Company’s consolidated financial statements.

The acceleration of the vesting of these options resulted in the Company recording a non-cash stock compensation expense of approximately $1.2 million during the Company’s fourth quarter using the intrinsic value method. However, the related future compensation expense to be recorded upon adoption of SFAS 123R that is eliminated as a result of the acceleration of the vesting of these options is approximately $4.1 million.

The Company has reserved for issuance an aggregate of 366,970 shares of Common Stock under the 1988 Stock Option Plan and 750,000 under the 2002 Stock Option Plan. However, the Company does not currently intend to grant any stock options to employees in the future. .

The following table summarizes the Company’s activity for all of its stock option awards during the years ended September 30, 2005, 2004 and 2003:

	Shares	Weighted Average Exercise Prices
Options outstanding, September 30, 2002	938,430	$19.49
Granted	301,300	$18.98
Exercised	(23,064)	$14.30
Cancelled	(29,950)	$18.62

Options outstanding September 30, 2003	1,186,716	$19.49
Granted	265,850	$18.09
Exercised	(27,516)	$16.69
Cancelled	(39,450)	$19.76

Options outstanding September 30, 2004	1,385,600	$19.27
Granted	14,000	$20.88
Exercised	(280,880)	$18.46
Cancelled	(80,230)	$20.07

Options outstanding September 30, 2005	1,038,490	$19.43

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2005, 2004 and 2003

13.	Stock Option Plan (continued)

The following table summarizes additional information about stock options outstanding at September 30, 2005:

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 2.00 – 19.99	633,730	3.36 Years	$18.25	633,730	$18.25
$20.00 – 39.99	404,760	2.14 Years	$21.30	404,760	$21.30

	1,038,490	2.88 Years	$19.45	1,038,490	$19.43

The fair value of the options granted is estimated on the date of the grant using the Black-Scholes options pricing model. The following table shows the assumptions used for the grants that occurred in each fiscal year.

	2005	2004	2003
Expected volatility	46.0%	57.7%	55.6%
Risk free interest rate	3.8%	3.9%	2.9%
Dividend yield	.68%	.01%	None
Expected lives	5.00 years	5.92 years	5 years

The weighted average fair values of options granted during the years ended September 30, 2005, 2004 and 2003, were $8.90, $10.34 and $10.45, respectively.

14.	Stockholder’s Equity Transactions

During fiscal years 2005, 2004 and 2003, the Company reacquired 8,100, 16,750, and 331,721 shares of its stock for a total cost of $145,470, $277,388, and $6,297,920, respectively.

15.	Foreign Currency Exchange Contracts

The Company periodically uses foreign currency exchange contracts to hedge risk associated with its European long-term contracts. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” all derivative instruments must be recorded on the balance sheet as an asset or liability with any gain or loss recorded as a component of accumulated other comprehensive income until recognized in earnings. The fair value of the exchange contracts is based upon quoted market prices. If a derivative does not qualify for hedge accounting the gain or loss is recorded through earnings. For the years ended September 30, 2005 and 2004, the Company recorded an unrealized gain of $20,843 and $84,536, respectively, as accumulated other comprehensive income. The Company also recorded a realized loss of $7,630 and $14,884 during the years ended September 30, 2005 and 2004. As of September 30, 2005, the Company does not have any derivatives which qualify for hedge accounting.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2005, 2004 and 2003

16.	Supplemental Cash Flow Information

For the years ended September 30, 2005, 2004, and 2003, income taxes paid were $5,370,250, $3,766,212, and $1,945,474 respectively, and interest expense paid was $7,693, $7,145, and $9,345 respectively.

17.	Business Segment Information

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

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2005, 2004 and 2003

17.	Business Segment Information (continued)

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

On November 17, 2004, the Company disposed of the intellectual property rights, inventory and certain other assets of the Antenna Division to LJT & Associates, Inc. of Montgomery, Alabama (“LJT”), effective as of November 1, 2004. As consideration, LJT agreed to pay the Company $215,000 and executed a promissory note requiring payment of that sum in eight equal installments of $26,875 due on each July 1 and January 1 beginning on July 1, 2005. As additional consideration, LJT agreed to make future contingent payments to the Company for the period beginning November 1, 2004 through December 31, 2006. The contingent payments are calculated every December 31 beginning December 31, 2005 based on pretax income as defined in the Asset Purchase Agreement. Under the Asset Purchase Agreement, the Company will continue to fulfill its obligations under existing customer contracts but will engage LJT as a subcontractor to perform the actual work. The Company did not record a material gain or a loss as a result of this transaction.

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

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2005, 2004 and 2003

17.	Business Segment Information (continued)

Summarized financial information by business segment is as follows:

	Fiscal Year Ended Sept. 30, 2005		Fiscal Year Ended Sept. 30, 2004		Fiscal Year Ended Sept. 30, 2003
Revenue
Ground Systems - Government		$47,608,911		$45,048,212		$39,964,653
Ground Systems - Government intersegment		N/A		251,447		N/A
Ground Systems - Commercial		17,544,380		17,111,902		15,328,954
Ground Systems - Commercial intersegment		380,475		84,579		15,000
Space communication Systems		28,535,121		22,821,419		20,141,634
Space communication Systems intersegment		3,947,900		3,444,505		3,027,066
Corporate		4,036,423		5,329,744		7,149,823
Corporate intersegment		3,419,206		4,311,013		6,393,026
Elimination of intersegment sales		(7,747,581)		(8,091,544)		(9,435,092)

Total Revenue		$97,724,835		$90,311,277		$82,585,064

Operating Income
Ground Systems - Government		$3,930,106		$4,958,600		$2,815,120
Ground Systems - Government intersegment		N/A		N/A		N/A
Ground Systems - Commercial		1,085,888		(208,507)		(1,434,034)
Ground Systems - Commercial intersegment		(14,248)		(25,740)		14,690
Space communication Systems		9,449,147		8,903,736		7,496,904
Space communication Systems intersegment		346		(547)		(8)
Corporate		(4,640,945)		(3,302,848)		(76,247)
Corporate intersegment		(8,456)		(3,096)		3,163
Elimination of intersegment operating income		22,358		29,383		(17,845)

Total Operating Income		$9,824,196		$10,350,981		$8,801,743

Depreciation and Amortization
Ground Systems - Government		$357,497		$311,371		$256,064
Ground Systems - Commercial		543,575		987,995		1,034,435
Space communication Systems		809,931		1,045,340		1,362,188
Corporate		2,776,330		3,246,978		3,220,326

Total Depreciation and Amortization		$4,487,333		$5,591,684		$5,873,013

Goodwill
Ground Systems - Government	$	N/A	$	N/A	$	N/A
Ground Systems - Commercial		2,415,180		2,415,180		2,415,180
Space communication Systems		38,706,668		31,079,977		23,679,486
Corporate		(110,004)		(238,971)		(379,401)

Total Goodwill		$41,011,844		$33,256,186		$25,715,265

Total Assets
Ground Systems – Government		$19,883,124		$23,469,345		$13,500,404
Ground Systems – Commercial		12,201,723		13,523,712		11,413,012
Space communication Systems		60,781,553		55,032,197		49,601,871
Corporate		73,970,145		55,402,803		60,062,386
Elimination of intersegment accounts receivable		(17,640,262)		(14,961,615)		(11,784,474)

Total Assets		$149,196,283		$132,466,442		$122,793,199

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2005, 2004 and 2003

18.	Quarterly Financial Data (unaudited)

The Company’s first three quarters ended on December 31, March 31 and June 30. The fourth quarter ended on September 30, 2005.

The following tables contain selected unaudited Consolidated Statement of Operations data for each quarter of fiscal years 2005 and 2004 (in thousands, except per share amounts).

	Fiscal 2005 Quarter Ended
	December 31	March 31	June 30	September 30[1]
Revenue	$21,919	$23,347	$25,379	$27,080
Gross margin	7,135	7,332	7,345	7,901
Income from Operations	1,866	3,034	2,629	2,295
Net Income	$1,186	$2,049	$1,864	$1,202
Earnings per share – basic	$0.12	$0.20	$0.18	$0.12
Earnings per share – diluted	$0.11	$0.20	$0.18	$0.11
Weighted average common and equivalent shares outstanding – basic	10,045	10,259	10,393	10,433
Weighted average common and equivalent shares outstanding – diluted	10,369	10,405	10,630	10,734

	Fiscal 2004 Quarter Ended
	December 31	March 31	June 30	September 30
Revenue	$20,054	$22,508	$22,632	$25,117
Gross margin	6,624	7,944	7,202	8,756
Income from Operations	1,894	2,716	2,137	3,604
Net Income	$1,174	$1,780	$1,384	$2,423
Earnings per share – basic	$0.12	$0.18	$0.14	$0.24
Earnings per share – diluted	$0.12	$0.18	$0.14	$0.24
Weighted average common and equivalent shares outstanding – basic	9,731	9,956	9,950	9,944
Weighted average common and equivalent shares outstanding – diluted	10,005	10,076	10,100	10,184

1.	Net income for the quarter ended September 30, 2005 includes approximately $1.2 million of operating expense related to non-recurring compensation for the vesting acceleration of stock options.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2005, 2004 and 2003

19.	Subsequent Events

On October 3, 2005, Lumistar, Inc. (the “Acquisition Subsidiary”), a newly-formed subsidiary of RT Logic, a subsidiary of the Company, acquired substantially all of the assets of Lumistar, LLC (the “Seller”) relating to the Seller’s business of providing system level and board level telemetry acquisition products (“the Business”) pursuant to an Asset Purchase Agreement dated as of October 3, 2005 by and among the Company, RT Logic, the Acquisition Subsidiary, the Seller and certain members of the Seller. The primary reason for acquiring Lumistar was to expand the Company’s existing products to Lumistar’s client base. Total initial consideration paid to the Seller at the closing was $10,000,000, of which $5,000,000 was paid in cash and $5,000,000 paid in the form of the Company’s common stock. The Company’s common stock issued to the Seller at the closing was valued for this purpose at the average closing price per share of the Company’s common stock over the 30-day trading period ending on September 30, 2005, or approximately $22.23 per share. This resulted in the Company issuing to the Seller 224,931 shares of its common stock at the closing.

Pursuant to the Asset Purchase Agreement and upon final determination of the Balance Sheet as of the closing date (“Closing Balance Sheet”), if the net tangible assets set forth in the Closing Balance Sheet are equal to or greater than $500,000, the amount of the excess, if any, shall be paid to the Seller as additional purchase price in cash. Likewise, if the net tangible assets set forth in the Closing Balance Sheet are less than $500,000, the amount of the difference shall be returned to the Company in cash.

The Seller is also entitled to contingent consideration payments based on the Business’s pre-tax earnings, at a maximum of 100% of earnings, for a period of up to four years after the closing. Any contingent earn-out payments will be payable in fifty percent cash and fifty percent stock, although the Company has the option to pay the full amount of the contingent consideration to the Seller in cash.

The acquisition was accounted for using the purchase method of accounting under the guidance in FASB Statement 141, Business Combinations. Accordingly, a portion of the purchase price has been allocated to assets acquired and liabilities assumed and other identified intangible assets based on estimated fair values on the acquisition date. Approximately $1,401,658, $159,500 and $241,559 was allocated to net assets assumed, technology, customer related intangibles. The excess of the net assets assumed and the purchase price over the identified intangible assets acquired of approximately $7,111,118 was allocated to goodwill. The identified intangible assets will be amortized on a straight-line basis over an estimated useful life of approximately 4 years for the technology and approximately 9 months for the customer related intangibles. Goodwill will be reviewed at least annually for impairment in accordance with SFAS 142. Amounts allocated to goodwill and intangibles assets will be deductible for tax purposes over 15 years in accordance with IRC Sec. 197. The purchase price allocation is based on preliminary estimates and is subject to change as final valuations are made.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2005, 2004 and 2003

19.	Subsequent Events (continued)

On October 27, 2005, the Company entered into the Fourth Amendment to Lease (the “Fourth Amendment”) with 5000 Philadelphia Way, LLC and 5200 Philadelphia Way, LLC (collectively, the “Landlord”) for the lease of the Company’s headquarters located at 5000 Philadelphia Way and 5200 Philadelphia Way, both in Lanham, Maryland. The Fourth Amendment expands the space leased by approximately 12,000 square feet, resulting in a new, combined total of 83,974 square feet leased from the Landlord. The Fourth Amendment also provides for the Company’s lease with the Landlord to terminate 10 years from the date of delivery of the expanded premises, which delivery occurred on November 1,2005. All other material provisions of the Company’s lease with the Landlord remained the same.

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

As required by Rule 13a-15 under the Exchange Act, the Company’s management carried out an evaluation of any changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer. Based upon that evaluation, the Company concluded that there was no change in the Company’s internal control over financial reporting during this period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s chief executive officer and chief financial officer, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

c.	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our assessment under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2005. Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an opinion on the Company’s assessment of its internal control over financial reporting. This opinion appears in the Report of Independent Registered Public Accounting Firm on page F-2 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position with the Company
Steven R. Chamberlain	Chairman of the Board, Chief Executive Officer and Director

Thomas L. Gough	President, and Director

Peter J. Gaffney	Chief Operating Officer, Executive Vice President, Government Division

Elaine M. Brown	Executive Vice President, Chief Financial Officer, Secretary and Treasurer

Stuart C. Daughtridge	Executive Vice President, Commercial Division

Patrick R. Woods	Executive Vice President, Business Development

Dominic A. Laiti	Outside Director

R. Doss McComas	Outside Director

Bonnie K. Wachtel	Outside Director

Directors of the Company serve until the next annual meeting of stockholders or until successors have been duly elected and qualified. Officers of the Company serve at the discretion of the Board of Directors.

Steven R. Chamberlain, 49, a Company founder, has been Chief Executive Officer and Chairman of the Board since June 1992 and a Director since 1982. He served as President from May 1988 until June 1992 and as Vice President from 1982 until he became President. From 1978 to 1982, Mr. Chamberlain was employed by OAO Corporation where he progressed from Systems Analyst to Manager of the Offutt Air Force Base field support office. Mr. Chamberlain holds a B.S. degree in Physics from Memphis State University and has done graduate work in Physics and Mathematics at Memphis State and the University of Maryland. Mr. Chamberlain has been charged in the District Court for Howard County, Maryland, with two misdemeanors, sex offense in the fourth degree and assault in the second degree. Trial is scheduled for January 2006. Mr. Chamberlain maintains his innocence and has stated that he will vigorously fight the charges. The Board of Directors of the Company recently appointed a committee of independent directors to review and apprise the Company on this matter.

Thomas L. Gough, 57, became a member of the Company’s staff in January 1984. In March 1996, he was elected to the Board of Directors of the Company. He has served as President of the Company since June 1992. He served as Chief Operating Officer from June 1992 until August 2005. For three years before being named President, Mr. Gough served as Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Gough was employed by Business and Technological Systems, Inc., where he managed the Software Systems Division. From 1972 to 1977, he was employed by Computer Sciences Corporation, where he progressed from Programmer Analyst to Section Manager. Mr. Gough earned a B.S. degree from the University of Maryland with a major in Information Systems Management in the School of Business and Public Administration.

Peter J. Gaffney, 45, joined the Company in 1986. He has served as Chief Operating Officer and Executive Vice President, Government Division since August 2005. He served as Executive Vice President, Commercial Products from April 2002 until August 2005. From February 2000 until April 2002, Mr. Gaffney served as Vice President, Commercial Products. From May 1999 until February 2000, he served as Vice President, Commercial Division. From 1986 to 1992, he worked on simulators for the Company’s DMSP and Tiros programs. In 1992, he became a project manager for EPOCH 2000 ground systems programs, which included the Command and Range Generator project for GE Americom, the Loral Skynet Telstar 3, 4, and 5 ground systems, and the Echostar 1, 2, 3, and 4 ground systems. Prior to joining Integral Systems, Mr. Gaffney was a design engineer for the General Electric Co., where he worked on the DSCS, Milstar, Landsat, and Spot satellite programs. Mr. Gaffney graduated from the University of Maryland in 1981 with a B.S. degree in Electrical Engineering.

Elaine M. Brown, 42, joined the Company in 1983. Ms. Brown has served Chief Financial Officer since March 1997 and as Executive Vice President since April 2002. In February 2000, she was appointed Secretary and Treasurer. She served as Staff Accountant/Personnel Administrator until January 1995, when she was promoted to Controller/Director of Accounting. In March 1997, Ms. Brown was appointed Vice President. She holds a B.S. degree in Accounting from the University of Maryland and is a Certified Public Accountant.

Stuart C. Daughtridge, 42, joined Integral Systems in January 1999. In October 2004, Mr. Daughtridge was promoted to Executive Vice President of the Commercial Division. In February 2000, he was appointed Vice President of the Commercial Division. From January 1999 to February 2000, he was a senior program manager for the Orion 1, 2 and 3 and New Skies Satellite programs. Prior to joining Integral Systems, Mr. Daughtridge worked in several management positions in the spacecraft engineering and satellite operations division of Orion Satellite Corporation (which later became part of Loral). His last position at Orion was Director of Satellite Operations. From 1990 to 1992, he worked at INTELSAT in spacecraft engineering and satellite operations for the INTELSAT-K spacecraft and the INTELSAT V, IV and VII series of satellites. From 1986 to 1990, he worked for Contel (which later became part of GTE) as a spacecraft engineer for NASA’s Tracking and Data Relay Satellite System. Mr. Daughtridge graduated from Lafayette College in 1986 with a B.S. degree in electrical engineering.

Patrick R. Woods, 50, joined the Company in 1995 as Director of Program Development. He has served as Executive Vice President, Business Development since August 2005, and as Executive Vice President, Government Programs from April 2002 until August 2005. Prior to becoming Executive Vice President, Mr. Woods served as Vice President of Government Programs from April 1998 until April 2002. From 1996 to April 1998, Mr. Woods served as Vice President, NOAA Programs. From 1994 to 1995, he worked for Space Systems/Loral (SS/L), and from 1985 to 1994, he worked for the Lockheed Martin Corporation (formerly Loral Aerospace). Mr. Woods served as the Director of Mission Operations for both SS/L and the AeroSys Division of Loral Aerospace. Mr. Woods holds a B.S. degree in Public Administration and a M.P.A. in Public Management from Indiana University.

Dominic A. Laiti, 73, has served as an outside director of the Company since July 1995. Mr. Laiti presently provides independent consulting services to several companies. He was founder, President and Director of Globalink, Inc. (an AMX company) from January 1990 to December 1994. He has over 30 years of experience in starting, building, and managing high-technology private and public companies with annual revenues from $2 million to over $120 million. Mr. Laiti was President of Hadron, Inc. from 1979 to 1989; Vice President of Xonics, Inc. from 1972 to 1979; and Vice President of KMS Industries from 1968 to 1972. He is a Director of Pantheon Software Inc.

R. Doss McComas, 52, has served as an outside director of the Company since July 1995. He is Vice President of TECORE Wireless Systems, Inc., a supplier of cellular protocol based wireless systems. Previously he was President of LynxConnect and Cybercommunitys, Chairman of Plexsys International, President of Fortel Technologies, Inc., and held positions with COMSAT RSI and Radation Systems, Inc., including Group Vice President, Vice President of Acquisitions, Strategic Planning and International Marketing, and General Counsel. Mr. McComas was previously a Board member of AirNet Communications Corp. (NASDAQ: ANCC), a supplier of software defined radios for cellular and special applications. He holds a B.A. degree from Virginia Polytechnic Institute; an M.B.A. from Mt. Saint Mary’s; and a J.D. from Gonzaga University.

Bonnie K. Wachtel, 50, has served as an outside director of the Company since May 1988. Since 1984, she has been Vice President, General Counsel, and a Director of Wachtel & Co., Inc., an investment-banking firm in Washington, DC. Ms. Wachtel serves as a Director of several corporations, including VSE Corporation and Information Analysis, Inc. She holds a B.A. and M.B.A. from the University of Chicago and a J.D. from the University of Virginia, and is a Certified Financial Analyst.

AUDIT COMMITTEE

The Company’s Audit Committee consists of Dominic A. Laiti, R. Doss McComas and Bonnie K. Wachtel, each of whom is independent within the meaning of applicable rules and regulations. At least one member of the Company’s Audit Committee is a financial expert. The member serving as the Audit Committee’s financial expert is Bonnie K. Wachtel, whose relevant experience is set forth above. Ms. Wachtel is considered independent in accordance with Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership of the Company’s Common Stock with the Securities and Exchange Commission and NASDAQ. Based on a review of the copies of such reports, the Company believes that during the fiscal year ending September 30, 2005 its executive officers, directors and greater than ten percent stockholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act, with the following exceptions: Stuart C. Daughtridge, an executive officer of the Company, inadvertently filed late a Form 4 for December 2004, reporting one transaction; and Bonnie K. Wachtel an outside Director of the Company, inadvertently filed late a Form 4 for May 2005, reporting one transaction.

CODE OF ETHICS

The Company has adopted the Integral Systems’ Code of Ethical Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, and others. The Company has posted the Integral Systems’ Code of Ethical Conduct on its website at www.integ.com.

ITEM 11.	EXECUTIVE COMPENSATION

a.	Summary Compensation Table

The following table sets forth compensation received by the Company’s CEO and four highest paid executive officers who were serving as executive officers of the Company at the end of fiscal year 2005 and who earned over $100,000 during the fiscal year ended September 30, 2005:

	Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Year	Salary		Bonus		Shares Underlying Options	All Other Compensation(1)
Chief Executive Officer
Steven R. Chamberlain	2005 2004 2003	$ $ $	299,960 288,532 272,263	$ $ $	60,000 60,000 50,000	0 10,000 15,000	$ $ $	23,100 23,332 23,223
President
Thomas L. Gough	2005 2004 2003	$ $ $	235,345 223,682 216,047	$ $ $	50,000 35,000 35,000	0 6,000 10,000	$ $ $	23,505 24,264 22,012
Chief Operating Officer, Exec. Vice Pres., Government Programs
Peter J. Gaffney	2005 2004 2003	$ $ $	208,150 197,808 180,305	$ $ $	65,000 45,000 35,000	0 18,000 10,000	$ $ $	22,859 21,595 18,187
Exec. Vice Pres., Commercial Division
Stuart Daughtridge	2005 2004 2003	$ $ $	197,988 185,856 170,586	$ $ $	55,000 35,000 15,000	0 6,000 4,000	$ $ $	21,746 20,087 17,113
Exec. Vice Pres., Chief Financial Officer
Elaine M. Brown	2005 2004 2003	$ $ $	195,180 197,808 180,305	$ $ $	60,000 45,000 35,000	0 6,000 10,000	$ $ $	21,432 21,501 18,353

(1)	All Other Compensation represents employer pension contributions. It does not include the value of insurance premiums paid by or on behalf of the Company with respect to term life insurance for the benefit of each identified individual in the amounts of $598, $689 and $747 for fiscal years 2005, 2004 and 2003, respectively.

Option/SAR Grants in Last Fiscal Year

No such stock option/SAR grants were made during the last fiscal year to any of the named executive officers.

b.	Compensation Pursuant to Plans

The Company’s Board of Directors awards annual bonuses to officers and employees on a discretionary basis. In fiscal year 2005, no formal plan existed for determining bonus amounts.

Effective October 1, 1987, the Company established a 401(K) pension and profit sharing plan (the “Plan”) under Section 401 of the Internal Revenue Code (the “Code”). Under the Plan, the Company currently contributes a discretionary amount equal to 11% of eligible employee’s salary. The employee may contribute up to an additional 25% as salary deferral.

c.	Stock Option Plan

Effective May 1, 2002, the Company established the 2002 Stock Option Plan (the “2002 Stock Option Plan”), which was amended and restated effective May 1, 2005, to create additional incentives for the Company’s employees, consultants and directors to promote the financial success of the Company. Stockholders approved the 2002 Stock Option Plan at the Annual Meeting which was held April 17, 2002. The maximum number of shares of Common Stock, which may be issued pursuant to the Amended and Restated 2002 Stock Option Plan, is 1,150,000 shares. The Stock Option Committee has the authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock of the Company under this plan. Options to purchase a total of 14,000 shares of Common Stock were issued under the 2002 Stock Option Plan in fiscal year 2005. Options to purchase 45,730 shares of Common Stock were exercised during the 2005 fiscal year under this plan. The Company has reserved for issuance an aggregate of 704,270 shares of Common Stock under the 2002 Stock Option Plan, of which options to purchase 671,520 shares are outstanding. Pursuant to the 2002 Stock Option Plan, options may be incentive stock options within the meaning of Section 422 of the Code or non-statutory stock options, although incentive stock options may be granted only to employees.

Effective May 25, 1988, the Company established a stock option plan, as amended and restated in 1994 and 1998 (the “1988 Stock Option Plan”), to create additional incentives for the Company’s employees, consultants and directors to promote the financial success of the Company. The Stock Option Committee had the authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock of the Company under this plan. The maximum number of shares of Common Stock which may be issued pursuant to the 1988 Stock Option Plan was increased from 300,000 to 1,200,000 during fiscal year 1994. At the Annual Meeting of stockholders of the Company held on July 22, 1998, the stockholders approved an amendment and restatement of the 1988 Stock Option Plan, which, among other changes, increased the number of shares subject to options under the 1988 Stock Option Plan from 1,200,000 to 1,800,000 shares. No shares of Common Stock were granted during the 2005 fiscal year under the 1988 Stock Option Plan. Options to purchase 235,150 shares of Common Stock granted under the 1988 Stock Option Plan were exercised during fiscal year 2005. The Company has reserved for issuance an aggregate of 366,970 shares of Common Stock under the 1988 Stock Option Plan, all of which are outstanding at September 30, 2005. Pursuant to the approval by stockholders at the April 17, 2002 Annual Meeting of Shareholders, no further options will be granted under the 1988 Stock Option Plan.

On August 19, 2005, the Board of Directors adopted resolutions to accelerate the time of vesting of all of the Company’s outstanding and unvested stock options as of August 31, 2005, subject to approval by the optionholder in certain circumstances. As a result , options to purchase 456,268 shares of the Company’s common stock became fully exercisable as of August 31, 2005.

The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its statement of operations with respect to these options upon the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based

Payment (“SFAS 123R”). SFAS l23R, which was required to be adopted by the Company on October 1, 2005, would require that compensation expense associated with stock options be recognized in the statement of operations, rather than as a footnote disclosure in the Company’s consolidated financial statements.

The acceleration of the vesting of these options resulted in the Company recording a non-cash stock compensation expense of approximately $1.2 million during the Company’s fourth quarter of fiscal year 2005 using the intrinsic value method. However, the related future compensation expense to be recorded upon adoption of SFAS 123R that is eliminated as a result of the acceleration of the vesting of these options is approximately $4.1 million.

The Company does not currently intend to grant any stock options to employees in the future.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Five of the executives named below exercised options during the fiscal year ended September 30, 2005.

Steven R. Chamberlain exercised 20,000 Incentive Stock Options. Peter J. Gaffney exercised 23,000 Incentive Stock Options. Patrick R. Woods exercised 10,600 Incentive Stock Options. Elaine M. Brown exercised 10,000 Incentive Stock Options. Stuart C. Daughtridge exercised 1,000 Incentive Stock Options.

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options/ SARS at FY end (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/ SARS at FY end ($)[1] Exercisable/ Unexercisable
Chief Executive Officer Steven R. Chamberlain	20,000	$401,977	61,000 (exercisable) 0 (unexercisable)	$83,380 (exercisable) $0 (unexercisable)

President Thomas L. Gough	—	$0	45,000 (exercisable) 0 (unexercisable)	$69,700 (exercisable) $0 (unexercisable)

Chief Operating Officer/ Executive Vice President, Government Programs Peter J. Gaffney	23,000	$454,825	50,000 (exercisable) 0 (unexercisable)	$82,300 (exercisable) $0 (unexercisable)

Executive Vice President, Chief Financial Officer Elaine M. Brown	10,000	$198,331	37,000 (exercisable) 0 (unexercisable)	$48,580 (exercisable) $0 (unexercisable)

Executive Vice President, Commercial Division Stuart C. Daughtridge	1,000	$19,450	20,000 (exercisable) 0 (unexercisable)	$32,700 (exercisable) $0 (unexercisable)

(1)	Value for “In the Money” options represents the difference between the exercise prices of outstanding options and the fair market value of the Company’s common stock of $20.64 per share at September 30, 2005.

d.	Compensation of Directors

Directors who are employees of the Company do not receive any compensation for their service as directors. The Company pays each director who is not an employee of the Company an aggregate of $18,500 per year for their services, which was increased from $16,000 effective December 1, 2004. The amount is paid in equal quarterly installments. Prior to August 2005, outside directors were are also annually granted options to purchase 5,000 shares of the Company’s common stock pursuant to the Stock Option Plan. The following table sets forth compensation received by the Company’s outside directors during fiscal year 2005:

Name	Annual Compensation	Option Shares Granted
Dominic A. Laiti	$18,500	—
R. Doss McComas	$18,500	—
Bonnie K. Wachtel	$18,500	—

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

The Compensation Committee is, and was during fiscal year 2005, made up of Dominic A. Laiti, R. Doss McComas and Bonnie K. Wachtel, each of whom is an outside non-employee director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

a.	Security Ownership of Certain Beneficial Owners (as of 9/30/05)

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock, par value $.01, as of September 30, 2005, by each person (other than directors and executive officers of the Company) known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock of the Company. The Company believes that all persons named in the following table have sole voting and investment power with respect to all shares of the Company’s Common Stock beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Kern Capital Management, LLC 114 West 47th Street, Suite 1926 New York, NY 10036-1510	1,502,200	14.4%

Royce & Associates, LLC 1414 Avenue of the Americas, 9th Floor New York, NY 10019-2578	1,087,329	10.4%

Ashford Capital Management, Inc. 1 Walkers Mill Road Wilmington, DE 19807-2317	810,529	8.0%

Wachovia Securities 901 East Byrd Street Richmond, Va 23219-4047	546,400	5.2%

b.	Security Ownership of Management (as of 9/30/05)

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock, par value $.01, as of September 30, 2005, by (i) each director and executive officer of the Company and (ii) all directors and executive officers as a group. The Company believes that all persons named in the following table have sole voting and investment power with respect to all shares of the Company’s Common Stock beneficially owned by them. Except as indicated in the table, the address of the below-named directors and executive officers is that of the Company’s principal executive offices.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Executive Officers, Directors
Steven R. Chamberlain	446,405	(1)	4.3%
Thomas L. Gough	187,600	(2)	1.8%
Peter J. Gaffney	54,000	(3)	*
Elaine M. Brown	45,400	(4)	*
Patrick Woods	49,521	(5)	*
Stuart Daughtridge	23,100	(6)	*
Dominic A. Laiti 12525 Knoll Brook Drive Clifton, VA 22024	20,000	(7)	*
R. Doss McComas 409 Biggs Drive Front Royal, VA 22630	20,000	(8)	*
Bonnie K. Wachtel 1101 Fourteenth Street, N.W. Suite 800 Washington, D.C. 20036	68,000	(9)	*
All Directors and Executive Officers as a group (9 persons).	914,026		8.49%

*	Less than one percent of the Common Stock outstanding.

(1)	Includes outstanding options to purchase 61,000 shares of Common Stock which are exercisable within 60 days.

(2)	Includes outstanding options to purchase 45,000 shares of Common Stock which are exercisable within 60 days.

(3)	Includes outstanding options to purchase 50,000 shares of Common Stock which are exercisable within 60 days.

(4)	Includes outstanding options to purchase 37,000 shares of Common Stock which are exercisable within 60 days.

(5)	Includes outstanding options to purchase 45,000 shares of Common Stock which are exercisable within 60 days.

(6)	Includes outstanding options to purchase 20,000 shares of Common Stock which are exercisable within 60 days.

(7)	Includes outstanding options to purchase 20,000 shares of Common Stock which are exercisable within 60 days.

(8)	Includes outstanding options to purchase 20,000 shares of Common Stock which are exercisable within 60 days.

(9)	Includes outstanding options to purchase 20,000 shares of Common Stock which are exercisable within 60 days.

c.	Equity Compensation Plan Information

The following table sets forth certain equity compensation plan information as of September 30, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,038,490	$19.43	32,750
Equity compensation plans not approved by security holders	0	0	0
Total	1,038,490	$19.43	32,750

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The Reorganization Agreement further provides that the former RT Logic shareholders will be entitled to receive contingent purchase price, which will be payable in accordance with the Reorganization Agreement in the event that RT Logic’s business meets certain earnings performance targets during a period of up to four (4) years following the merger. Fifty percent (50%) of any contingent purchase price will be payable in cash and fifty percent (50%) thereof will be payable in shares of the Company’s common stock. Any of the Company’s common stock issued in connection with the contingent purchase price will be valued based on a 30-trading-day average leading up to the end of each applicable earn out period. The contingent purchase price is subject to claims by the Company under the indemnification provisions of the Reorganization Agreement. For the year ended September 30, 2003 and pursuant to the Reorganization Agreement, in January 2004 the former shareholders of RT Logic received additional consideration of $3.8 million in cash and 209,926 shares of the Company’s common stock. For the year ended September 30, 2004 and pursuant to the Reorganization Agreement, in January 2005, the former shareholders of RT Logic received additional consideration of $4.2 million in cash and 230,349 shares of the Company’s common stock. For the year ended September 30, 2005 and pursuant to the Reorganization Agreement, in January 2006, the former shareholders of RT Logic will receive additional consideration of $3.8 million in cash and 171,396 shares of the Company’s common stock. This will be the final payment relating to the contingent purchase price in accordance with the Reorganization Agreement.

Patrick R. Woods, Executive Vice President, Business Development, of the Company, served as an independent director of RT Logic from June 26, 2000 until the consummation of the acquisition of RT Logic by the Company and held approximately 0.3% of the outstanding shares of RT Logic common stock at the effective time of such acquisition.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services – Grant Thornton LLP

The following is a summary of fees recorded by the Company in fiscal years 2005 and 2004 for professional services rendered by Grant Thornton LLP.

Fee Category	Fiscal 2005	Fiscal 2004
Audit fees	$261,000	$90,000
Audit-related fees	40,000	30,000
Tax fees	28,000	32,000
All other fees	6,000	4,000

Total fees	$335,000	$156,000

Accountant Fees and Services – Ernst & Young LLP

The following is a summary of fees recorded by the Company in fiscal years 2005 and 2004 for professional services rendered by Ernst & Young LLP. The audit fees billed by Ernst & Young in fiscal year 2004 pertain to the audit of the Company’s financial statements for fiscal year 2003.

Fee Category	Fiscal 2005	Fiscal 2004
Audit fees	$0,000	$108,000
Audit-related fees	22,000	15,000
Tax fees	0	0
All other fees	0	0

Total fees	$22,000	$123,000

Audit Fees. Audit fees consist of the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements, the audit of management’s assessment of its internal controls, review of the interim financial statements included in the Company’s quarterly reports on Form 10-Q, and services that are normally provided by an auditor in connection with statutory and regulatory filings.

Audit-Related Fees. Audit-related fees represent professional services rendered for assurance and related services that are reasonably related to the audit of the Company’s annual financial statements for the 2005 and 2004 fiscal years and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q for the 2005 and 2004 fiscal years. These services included the review of a Registration Statement of the Company on Form S-3, employee benefit plan audits, and consultations concerning financial accounting and reporting standards and transactions.

Tax Fees. Tax fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning.

All other Fees. Consists of fees billed for professional services, other than the services reported as “Audit Fees”, “Audit-Related Fees”, or “Tax Fees”.

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

3.	Index to Exhibits

3.1	Articles of Restatement of the Company (Incorporated by reference to the Registration Statement on Form S-3 (File No. 333-82499) filed with the Commission on July 8, 1999).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2000 filed with the Commission on December 21, 2000).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-58453) filed by the Company with the Commission on July 2, 1998).

10.1+	1988 Stock Plan (Incorporated by reference to the Registration Statement on Form S-8 (File No. 333- 61559) filed by the Company with the Commission on August 14, 1998).

10.2+	2002 Stock Option Plan (Incorporated by reference to the Registration Statement on Form S-8 (File No. 333- 87694) filed by the Company with the Commission on May 7, 2002).

10.3+	Form of Indemnification Agreement between the Company and certain of its officers and all of its directors (Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2003 filed with the Commission on May 15, 2003).

10.4	Lease dated June 1, 1999, between Integral Systems Inc. and ASP Washington, L.L.C. (Incorporated by reference to the Company’s Form 10-QSB for the quarter ended June 30, 1999 filed with the Commission on August 12, 1999) and amendment thereto (Incorporated by reference to the Company’s Form 8-K dated October 27, 2005 filed with the Commission on November 2, 2005).

10.5	Master Equipment Lease Agreement dated December 3, 1997 between NationsBanc Leasing Corporation and Integral Systems Inc. (Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-58453) filed by the Company with the Commission on July 2, 1998).

10.6	Line of Credit Extensions to Revolving Line of Credit Loan Agreement dated August 31, 2001, by and between Bank of America N.A. and Integral Systems, Inc. (Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2004 filed with the Commission on May 13, 2004 and to the Company’s Form 8-K dated January 19, 2005 and filed with the Commission on January 24, 2005).

10.7	Award/Contract No. F04701-01-C-0012 from MCK Space & Missile Systems Center, effective as of February 7, 2001 (Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2002 filed with the Commission on May 15, 2002).

10.8	Lease dated May 8, 2002, between Integral Systems Inc. and Science Park II L.L.C. (Incorporated by reference to the Company’s Form 10-K for the year ended September 30, 2004 filed with the Commission on December 10, 2004).

10.9	Lease dated September 18, 2000, between Real Time Logic, Inc. and John J. Gogian Jr. Revocable Trust of 1983 (Incorporated by reference to the Company’s Form 10-K for the year ended September 30, 2004 filed with the Commission on December 10, 2004) and amendment thereto.

10.10	Award/Contract No. FA8819-05-C-0018 from Space and Missiles Systems Center (SMC) on behalf of U.S. Air Force, effective as of February 25, 2005 (Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2005 filed with the Commission on May 10, 2005).

11.1	Computation of Per Share Earnings.

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Grant Thornton, LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management or compensatory plan or arrangement

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ STEVEN R. CHAMBERLAIN Steven R. Chamberlain	Chairman of the Board, Director, Chief Executive Officer	December 14, 2005

/s/ THOMAS L. GOUGH Thomas L. Gough	President, Director	December 14, 2005

/s/ ELAINE M. BROWN Elaine M. Brown	Chief Financial Officer, Principal Accounting Officer	December 14, 2005

/s/ DOMINIC A. LAITI Dominic A. Laiti	Director	December 14, 2005

/s/ R. DOSS MCCOMAS R. Doss McComas	Director	December 14, 2005

/s/ BONNIE K. WACHTEL Bonnie K. Wachtel	Director	December 14, 2005

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRAL SYSTEMS, INC.

DATE: December 14, 2005	BY:	/s/ STEVEN R. CHAMBERLAIN
Steven R. Chamberlain Chairman of the Board and Chief Executive Officer

DATE: December 14, 2005	BY:	/s/ THOMAS L. GOUGH
Thomas L. Gough President, Director

DATE: December 14, 2005	BY:	/s/ ELAINE M. BROWN
Elaine M. Brown Chief Financial Officer, Principal Accounting Officer