Form 10-Q
period 2005-12-31
INTEGRAL SYSTEMS INC /MD/
filed 2006-02-09
CIK 718130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐                                 Accelerated filer  ☒                                Non-accelerated filer  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act).    Yes  ☐    No  ☒

Registrant had 10,815,008 shares of common stock outstanding as of January 26, 2006.

INTEGRAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and September 30, 2005

	December 31, 2005	September 30, 2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$24,807,475	$24,775,460
Marketable securities	32,716,000	32,716,000
Accounts receivable, net of allowances for doubtful accounts	18,125,523	19,162,918
Unbilled receivables	18,554,819	17,915,939
Employee and other receivables	434,844	87,655
Notes receivable	303,530	378,055
Prepaid expenses	434,735	585,740
Inventories	3,849,901	2,223,373
Deferred income tax	878,066	878,066

TOTAL CURRENT ASSETS	100,104,893	98,723,206

FIXED ASSETS
Land	2,327,329	2,327,329
Electronic equipment	4,505,861	4,642,158
Furniture & fixtures	611,564	659,612
Leasehold improvements	1,725,380	1,706,393
Software purchases	694,107	808,520

SUBTOTAL - FIXED ASSETS	9,864,241	10,144,012
Less: accumulated depreciation	3,660,129	4,240,409

TOTAL FIXED ASSETS	6,204,112	5,903,603

OTHER ASSETS
Notes receivable	267,708	267,708
Intangible assets, net	547,314	362,493
Goodwill	49,887,473	41,011,844
Software development costs, net	2,201,693	2,601,693
Deposits, deferred charges, and other	674,584	325,736

TOTAL OTHER ASSETS	53,578,772	44,569,474

TOTAL ASSETS	$159,887,777	$149,196,283

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and September 30, 2005

	December 31, 2005	September 30, 2005
	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,524,472	$6,360,140
Accrued expenses	14,811,132	14,722,834
Capital leases payable	15,865	25,119
Billings in excess of revenue	7,238,825	7,088,015
Income taxes payable	1,496,198	188,285

TOTAL CURRENT LIABILITIES	32,086,492	28,384,393

LONG TERM LIABILITIES
Deferred income taxes	125,644	125,644

TOTAL LONG TERM LIABILITIES	125,644	125,644

STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value, 40,000,000 shares authorized, and 10,661,162 and 10,447,623 shares issued and outstanding at December 31, 2005 and September 30, 2005, respectively	106,612	104,476
Additional paid-in capital	96,673,772	91,963,338
Retained earnings	30,914,177	28,575,843
Accumulated other comprehensive income	(18,920)	42,589

TOTAL STOCKHOLDERS’ EQUITY	127,675,641	120,686,246

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$159,887,777	$149,196,283

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2005	2004
Revenue	$29,257,590	$21,919,534

Cost of Revenue
Direct labor	5,590,352	4,561,857
Overhead costs	4,742,618	3,961,090
Travel and other direct costs	538,583	513,629
Direct equipment & subcontracts	8,981,195	5,747,894

Total cost of revenue	19,852,748	14,784,470

Gross Margin	9,404,842	7,135,064

Selling, general & administrative	3,399,831	3,772,006
Research & development	743,301	782,770
Product amortization	400,000	645,409
Intangible asset amortization	216,238	68,750

Income From Operations	4,645,472	1,866,129

Other Income (Expense)
Interest income	378,049	213,067
Interest expense	(1,175)	(1,485)
Gain on sale of marketable securities	—	53,761
Miscellaneous, net	(167,701)	(307,263)

Total Other Income (Expense)	209,173	(41,920)

Income Before Income Taxes	4,854,645	1,824,209

Provision for Income Taxes	1,784,191	638,822

Net Income	$3,070,454	$1,185,387

Weighted Avg. Number of Common Shares:
Basic	10,670,647	10,045,127
Diluted	10,936,265	10,368,603

Earnings per Share (Basic)	$0.29	$0.12
Earnings per Share (Diluted)	$0.28	$0.11

Cash Dividends per Share	$0.05	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005

(Unaudited)

	Number of Shares	Common Stock At Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance September 30, 2005	10,447,623	$104,476	$91,963,338	$28,575,843	$42,589	$120,686,246

Net income	—	—	—	3,070,454	—	3,070,454
Effect of currency translation	—	—	—	—	(61,509)	(61,509)

Total Comprehensive Income	—	—	—	—	—	3,008,945

Repurchased Shares	(18,500)	(185)	(156,495)	(197,065)		(353,745)
Shares issued to acquire net assets of Lumistar LLC	224,931	2,249	4,732,099			4,734,348
Stock options exercised	7,108	72	132,354	—	—	132,426
Declared dividends	—	—	—	(535,055)	—	(535,055)
Stock option compensation			2,476			2,476

Balance December 31, 2005	10,661,162	$106,612	$96,673,772	$30,914,177	($18,920)	$127,675,641

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended December 31, 2005 and 2004

(Unaudited)

	For the Three Months Ended December 31,
	2005	2004
Cash flows from operating activities:

Net income	$3,070,454	$1,185,387

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,151,097	1,088,068
Stock option compensation	2,476	—
Gain on sale of marketable securities	—	(53,761)
Loss on disposal of fixed assets	—	1,300
Changes in operating assets and liabilities, net:
Accounts receivable and other receivables	1,478,953	1,344,614
Prepaid expenses and deposits	(187,843)	225,433
Inventories	(891,191)	230,139
Accounts payable	474,010	(934,950)
Accrued expenses	(264,622)	(544,728)
Billings in excess of revenue	150,810	950,930
Income taxes payable, net	1,307,913	(26,827)

Total adjustments	3,221,603	2,280,218

Net cash provided by operating activities, net of effects of acquisition	6,292,057	3,465,605

Cash flows from investing activities:
Sale of marketable securities	—	147,521
Issuance of Notes Receivable	—	(54,906)
Proceeds from payments on notes receivable	74,525	32,039
Acquisition of fixed assets	(621,985)	(620,758)
Acquisition of Lumistar, LLC, including cash, 224,931 shares of common stock valued at $4,734,348, and $42,340 of acquisition costs	(4,885,445)	—
Software development costs	—	(288,603)

Net cash used in investing activities	(5,432,905)	(784,707)

Cash flows from financing activities:
Proceeds from issuance of common stock	132,426	2,831,937
Stock repurchases	(353,745)	—
Dividend payments	(535,055)	—
Capital lease obligation payments	(9,254)	(8,503)

Net cash (used in) provided by financing activities	(765,628)	2,823,434

Effect of currency translations	(61,509)	85,302
Net increase in cash	93,524	5,504,332

Cash – beginning of year	24,775,460	18,198,832

Cash – end of period	$24,807,475	$23,788,466

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The interim financial statements include the accounts of Integral Systems, Inc. (the “Company”) and its wholly owned subsidiaries, SAT Corporation (“SAT”), Newpoint Technologies, Inc. (“Newpoint”), Real Time Logic, Inc. (“RT Logic”), Lumistar, Inc. (“Lumistar”), and Integral Systems Europe (“ISI Europe”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the financial statements reflect all adjustments consisting only of normal recurring accruals necessary for a fair presentation of results for such periods. The financial statements, which are condensed and do not include all disclosures included in the annual financial statements, should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 2005. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.	Acquisition of Net Assets of Lumistar, LLC.

On October 3, 2005, Lumistar, Inc. (the “Acquisition Subsidiary”), a newly-formed subsidiary of Real Time Logic, Inc. (“RT Logic”), a subsidiary of Integral Systems, Inc. (the “Company”), acquired substantially all of the assets of Lumistar, LLC (the “Seller”) relating to the Seller’s business of providing system level and board level telemetry acquisition products (the “Business”) pursuant to an Asset Purchase Agreement dated as of October 3, 2005 by and among the Company, RT Logic, the Acquisition Subsidiary, the Seller and certain members of the Seller. The primary reason for acquiring Lumistar was to expand the Company’s existing products to Lumistar’s client base. The initial purchase price was $10 million, including cash paid of $5 million and 224,931 shares of the Company’s common stock at an estimated value of $5 million. During November 2005, the Company recorded a $423,000 reduction in goodwill resulting from a $266,000 adjustment in the value of the 224,931 shares of common stock issued to the Seller as well as a $157,000 purchase price adjustment that will be paid to the Company from funds escrowed at closing. The value of the 224,931 shares of common stock was determined based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced. The number of common shares issued to the Seller at the closing was determined based on the average closing price per share of the Company’s common stock over the 30-day trading period ending on September 30, 2005. The adjusted purchase price was $9,577,453, including cash paid of $4,843,105 and the Company’s common stock at a value of $4,734,348. The acquisition was accounted for using the purchase method of accounting under the guidance in FASB Statement 141, Business Combinations. Accordingly, operating results have been consolidated since October 3, 2005 and the initial purchase price has been allocated to assets acquired and liabilities assumed as follows:

Current assets	$2,162,964
Property and equipment	213,383
Goodwill	8,833,289
Intangibles	401,059
Other assets	10,000

Total assets acquired	11,620,695
Current liabilities	2,043,242

Net assets acquired	$9,577,453

The identified intangible assets will be amortized on a straight-line basis over an estimated useful life of approximately 4 years for the technology ($159,500) and up to 9 months for the customer related intangibles ($241,559). Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

2.	Acquisition of Net Assets of Lumistar, LLC (continued).

Intangible Assets” (“SFAS 142”). In part, goodwill reflects the competitive advantages the Company expects to realize from introducing its existing products into Lumistar’s client base.

The Seller may also be entitled to contingent consideration payments on the Business’s pre-tax earnings for a period of up to four years after the closing. Any contingent earn-out payments may be payable fifty percent in cash and fifty percent in stock and will be recorded as additional goodwill.

3.	Accounts Receivable

Accounts receivable at December 31, 2005 and September 30, 2005 consist of the following:

	Dec. 31, 2005	Sept. 30, 2005
Billed	$18,265,523	$19,302,918
Unbilled	18,554,819	17,915,939
Other	434,844	87,655
Reserve	(140,000)	(140,000)

Total	$37,115,186	$37,166,512

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

In June 2004 and May 2005, Integral Systems filed claims in the amount of $1.8 million and $319,000, respectively, against National Oceanic and Atmospheric Administration (“NOAA”). The claims arose under a contract from NOAA to provide the Data Collection System Automated Processing System II (DAPS-II System). Integral Systems has submitted appeals to the General Services Board of Contract Appeals (“GSBCA”) related to these claims. A hearing date has not been set for the appeal. In August 2005, the Company filed another claim against NOAA in the amount of $135,000. This claim arose under a contract from NOAA to perform software and hardware upgrades on NOAA’s Polar Acquisition and Control Subsystem. As of December 31, 2005, unbilled receivables included approximately $1.2 million associated with these claims. This amount is based on management’s best estimate at December 31, 2005. At this time, the Company believes the receivable related to these claims is recoverable. The company is currently negotiating the claims with NOAA and as a result, has temporarily suspended its appeals with the GSBCA.

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

4.	Inventories

Inventories are priced at the lower of cost or market using the first in, first-out (FIFO) method of accounting. Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined. Inventories consist of the following:

	December 31, 2005	September 30, 2005
Finished Goods	$2,627,263	$2,004,158
Work in process	—	—
Raw Materials	1,222,638	219,215

Total	$3,849,901	$2,223,373

5.	Line of Credit

The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company’s billed and unbilled accounts receivable, inventory, equipment, and insurance proceeds and has certain financial covenants, including minimum net worth and liquidity ratios. The Company had no balance outstanding at December 31, 2005 under the line of credit. The line of credit expires on February 28, 2007.

The Company also has access to a $2.0 million equipment lease line of credit that had a balance of approximately $15,865 at December 31, 2005. The outstanding balance is payable over a 5-month period and bears interest at a rate of 8.8% per annum.

6	Stock-Based Compensation

Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment (“SFAS 123R”). This statement requires compensation costs related to share-based payments, including stock options, to be recognized in the Consolidated Statement of Operations based on their fair values. The expense is recognized over the requisite service period of the award. The Company previously recognized expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”). Accordingly, compensation expense was recognized for the excess, if any, of the stock price on the grant date over the option exercise price. No compensation expense was recorded under APB 25 for awards granted under the Company’s employee stock option plan as all options issued had exercise prices at least equal to the fair value of the stock on the grant date. The pro forma effects upon net income and earnings per share for stock options are disclosed below in this Note 4 to the financial statements per FASB Statement No. 123, “Accounting for Stock-Based Compensation.” The Company adopted the modified prospective application in implementing SFAS 123R. Under this transition method compensation costs recorded in the first quarter of fiscal year 2006 include the cost for all share based awards granted prior to October 1, 2005 which had not yet vested as of that date. The expense is based on the grant-date fair value of these awards as calculated for pro forma disclosures under Statement 123 and uses the Black-Scholes valuation model. In using the modified prospective application, prior interim period financial statements were not adjusted to show the effect of compensation costs and the related tax effects as though they had been accounted for using FASB Statement No. 123.

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

6.	Stock-Based Compensation (continued)

As a result of adopting SFAS 123R the Company included approximately $2,500 of share-based compensation expense in the Consolidated Statements of Operations for the three month period ended December 31, 2005. The Company did not record any tax benefits associated with its share-based compensation expense in the three month period ended December 31, 2005. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation in the prior year comparable period is as follows:

		Three Months Ended December 31,
		2004
Net income, as reported		$1,185,387
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards net of tax effect of $230,668		(447,768)
Add: Stock-based employee compensation included in net income, net of tax effect of $0		—
Pro forma net income		$737,619
Earnings per share:
As reported	- basic	$0.12
	- diluted	$0.11
Pro forma	- basic	$0.07
	- diluted	$0.07

Cash received from the exercise of options under all Company Stock Option Plans for the three months ending December 31, 2005 and 2004 was $132,494 and $2,831,938 respectively. The Company currently plans to satisfy future stock option exercises under these plans with registered shares available to be issued.

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

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

6.	Stock-Based Compensation (continued)

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

The following table summarizes the Company’s activity for all of its stock option awards during the three months ended December 31, 2005:

	Shares	Weighted Average Exercise Prices
Options outstanding September 30, 2005	1,038,490	$19.43

Granted	—	—
Exercised	(7,108)	$18.64
Cancelled	(3,300)	$19.65

Options outstanding December 31, 2005	1,028,082	$19.43

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

6.	Stock-Based Compensation (continued)

The following table summarizes additional information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$15.00 – 19.99	626,320	3.10 Years	$18.25	621,548	$18.25
$20.00 – 25.00	401,762	1.91 Years	$21.26	401,762	$21.26

	1,028,082	2.64 Years	$19.43	1,023,310	$19.43

The weighted-average grant date fair value of options which were granted during the three months ended December 31, 2005 and 2004 was $0 and $9.89, respectively. The fair value of the options granted was estimated on the date of the grant using the Black-Scholes options pricing model. The following table shows the assumptions used for the grants that occurred in each three month period.

	2005	2004
Expected volatility	N/A	56.9%
Risk free interest rate	N/A	3.48%
Dividend yield	N/A	.57%
Expected lives	N/A	5.00 years

As of December 31, 2005, there was $29,845 of unrecognized compensation expense related to remaining non-vested stock options that will be recognized over a weighted average period of 3.0 years. The total fair value of options which vested during the three month period ending December 31, 2005 and 2004 was $0 and $43,445, respectively.

7.	Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, “Accounting in Certain Investments in Debt and Equity Securities.” EITF 03-01 also included accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

7.	Recent Accounting Pronouncements (continued)

In November, 2004 the FASB published Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 amends the guidance in Chapter 4, “Inventory Pricing” of ARB No. 43 and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Statement 151 requires that those items be recognized as current-period charges. Statement 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Statement 151 was effective for the Company’s 2006 fiscal year and upon adoption did not have a material impact on the Company’s financial statements.

8.	Business Segment Information

The Company is organized in four reportable segments as follows:

•	Ground Systems - Government

•	Ground Systems - Commercial

•	Space Communications Systems

•	Corporate

The Ground Systems – Government segment provides ground systems products and services to the Federal Government. It is currently the Company’s largest segment in terms of revenue and consists of the Company’s core command and control business for government applications. Its primary customers are the U.S. Air Force and NOAA.

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

The Space Communications Systems segment includes the Company’s wholly owned subsidiary, RT Logic (RT), which designs and builds satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories and range operations. The segment also includes the Company’s recently acquired (October 3, 2005) wholly owned and indirect subsidiary, Lumistar, Inc. (Lumistar). Lumistar provides system level and board level telemetry products.

The Corporate segment is the Company’s “all other” segment. It includes the Company’s Product Division, which is responsible for the Company’s core command and control product line (EPOCH IPS); business areas in the development stage (none currently exist); and businesses being disbanded (the Company’s Antenna Division). The Product Division licenses the Company’s EPOCH IPS product line to other operating segments and to third-party customers. It is also the segment responsible for EPOCH IPS maintenance and support revenue and expenses.

The Company evaluates the performance of each segment based on operating income. There are no inter-segment allocations of overhead.

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

8.	Business Segment Information (continued)

Summarized financial information by business segment is as follows:

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
Revenue
Ground Systems–Government	$13,861,068	$9,735,175
Ground Systems–Government intersegment	—	—
Ground Systems–Commercial	4,690,425	4,255,424
Ground Systems–Commercial intersegment	89,384	86,953
Space Communication Systems	9,907,507	6,887,090
Space Communication Systems intersegment	1,210,208	496,003
Corporate	798,590	1,041,845
Corporate intersegment	1,296,225	870,500
Elimination of intersegment Sales	(2,595,817)	(1,453,456)

Total Revenue	$29,257,590	$21,919,534

Operating Income
Ground Systems–Government	$1,309,453	$723,955
Ground Systems–Government intersegment	—	—
Ground Systems–Commercial	558,147	120,182
Ground Systems–Commercial intersegment	—	(12,256)
Space Communication Systems	2,720,408	1,782,943
Space Communication Systems intersegment	—	—
Corporate	57,464	(760,951)
Corporate intersegment	(1,960)	(6,369)
Elimination of intersegment Operating Income	1,960	18,625

Total Operating Income	$4,645,472	$1,866,129

Total Assets
Ground Systems–Government	$18,180,807	$19,554,577
Ground Systems–Commercial	11,021,248	14,131,315
Space Communication Systems	78,389,611	55,150,505
Corporate	77,743,723	60,564,977
Elimination of intersegment accounts receivable	(25,447,612)	(13,405,997)

Total Assets	$159,887,777	$135,995,377

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

The Company is organized into four reportable segments as follows:

Ground Systems – Government

This segment provides ground systems products and services to the Federal Government. It is the Company’s largest segment in terms of revenue and consists of the Company’s core command and control business for government applications. Its primary customers are the U.S. Air Force and the National Oceanic and Atmospheric Administration (NOAA).

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

Space Communications Systems

This segment includes the Company’s wholly owned subsidiary, Real Time Logic, Inc. (“RT Logic”), which designs and builds satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories and range operations. The segment also includes the Company’s recently acquired (October 3, 2005) wholly owned subsidiary, Lumistar, Inc. (“Lumistar”), which acquired substantially all of the assets of Lumistar LLC on October 3, 2005. Lumistar provides system level and board level telemetry products.

Corporate

This segment is the Company’s “all other” segment. It includes the Company’s Product Division, which is responsible for the Company’s core command and control product line (EPOCH IPS); business areas in the development stage (none currently exist); and businesses being disbanded (the Company’s Antenna Division). The Product Division licenses the Company’s EPOCH IPS product line to other operating segments and to third-party customers. It is also the segment responsible for EPOCH IPS maintenance and support revenue and expenses.

All significant intra-segment and inter-segment revenues and expenses have been eliminated in consolidation as appropriate.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, “Accounting in Certain Investments in Debt and Equity Securities.” EITF 03-01 also included accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

In November, 2004 the FASB published Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151amends the guidance in Chapter 4, “Inventory Pricing” of ARB No. 43 and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Statement 151 requires that those items be recognized as current-period charges. Statement 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Statement 151 was effective for the Company’s 2006 fiscal year and upon adoption did not have a material impact on the Company’s financial statements.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

Results of Operations

The components of the Company’s income statement as a percentage of revenue are depicted in the following table for the three months ended December 31, 2005 and 2004:

	Three Months Ended December 31,
	2005	% of Revenue	2004	% of Revenue
	(in thousands)		(in thousands)
Revenue	$29,258	100.0	$21,920	100.0
Cost of Revenue	19,853	67.9	14,785	67.4

Gross Margin	9,405	32.1	7,135	32.6

Operating Expenses
Selling, General & Admin. (SG&A)	3,400	11.6	3,772	17.2
Research and Development	744	2.5	783	3.7
Product Amortization	400	1.4	645	2.9
Amortization-Intangible Assets	216	0.7	69	0.3

Income from Operations	4,645	15.9	1,866	8.5
Other Income (Expense) (net)	209	0.7	(42)	(0.2)

Income Before Income Taxes	4,854	16.6	1,824	8.3

Income Taxes	1,784	6.1	639	2.9

Net Income	$3,070	10.5	$1,185	5.4

Revenue

The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts that are funded by the U.S. Government as well as commercial and international organizations.

For the three months ended December 31, 2005 and 2004, the Company’s revenues were generated from the following sources:

	Three Months Ended December 31,
Revenue Type	2005	2004
U.S. Government Revenue (all segments)
U.S. Air Force	58%	49%
NOAA	4	11
Other U.S. Government Users	13	13

Subtotal	75	73

Commercial Revenue (all segments)	25	27

Total	100%	100%

On a consolidated basis, revenue increased 33.5%, or $7.3 million, to $29.2 million for the three months ended December 31, 2005, from $21.9 million for the three months ended December 31, 2004. Revenue for the three-month periods ended December 31, 2005 and 2004 for each of the Company’s segments is shown in the following table:

	Three Months Ended December 31,		Increase/ (Decrease)
Segment	2005	2004
	(in thousands)	(in thousands)	(in thousands)
Revenue
Ground Systems – Government	$13,861	$9,735	4,126

Ground Systems – Commercial
Command & Control	2,873	2,761	112
Newpoint	924	693	231
SAT	1,096	956	140
Intra-Segment Elimination	(113)	(67)	(46)

Ground Systems – Commercial	4,780	4,343	437

Space Communications Systems	11,118	7,383	3,735

Corporate
Product Group	1,272	954	318
Antenna	477	671	(194)
Other	346	288	58

Corporate	2,095	1,913	182

Elimination	(2,596)	(1,454)	(1,142)

Total Revenue	$29,258	$21,920	$7,338

Revenue increases in the Company’s Ground Systems—Government segment between the three months ended December 31, 2005 and 2004 primarily relate to increased revenues from the U.S. Air Force. The Company’s RAIDRS contract with the U.S. Air Force, which was awarded in February 2005, was responsible for virtually the entire revenue increase.

Revenue increases for the Company’s Ground Systems – Commercial segment resulted from increased backlog and increased product shipments to customers. All operating units in the segment posted higher revenues during the three months ended December 31, 2005 compared to the three months ended December 31, 2004.

Revenue increases for the Company’s Space Communications Systems segment resulted from increased backlog and increased product shipments to customers. Further, current period revenues from Lumistar of approximately $2.5 million were incremental to the segment’s revenue totals for the three months ended December 31, 2005, as the Company did not acquire Lumistar until October 2005.

In the Company’s Corporate segment, the Product Group recorded increased license revenues between the periods being compared.

Antenna Division revenues declined approximately $190,000 between the periods being compared because the Company has not been pursuing new business for this operation since the summer of 2004. The principal operating assets of the division were sold in November 2004 to LJT & Associates, Inc. Revenues for the Antenna Division are expected to continue to decline throughout the fiscal year as the Division’s residual contracts are completed.

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

During the three months ended December 31, 2005, cost of revenue increased by 34.3%, or $5.1 million, compared to the same period during the prior year, increasing from $14.8 million during the three months ended December 31, 2004 to $19.9 million during the three months ended December 31, 2005. Gross margin increased from $7.1mllion to $9.4 million, an increase of $2.3 million or 31.8%, during the periods being compared. Cost of revenue and gross margin for the three months ended December 31, 2005 and 2004 for each of the Company’s segments are shown in the following table:

	Three Months Ended December 31,		Increase/ (Decrease)
Segment	2005	2004
	(in thousands)	(in thousands)	(in thousands)
Cost of Revenue
Ground Systems – Government	$11,131	$7,441	$3,690

Ground Systems – Commercial
Command & Control	2,300	2,173	127
Newpoint	437	317	120
SAT	604	463	141
Intra-Segment Elimination	(46)	(30)	(16)

Ground Systems – Commercial	3,295	2,923	372

Space Communications Systems	6,583	4,266	2,317

Corporate
Product Group	743	460	283
Antenna	347	844	(497)
Other	342	282	60

Corporate	1,432	1,586	(154)

Elimination	(2,588)	(1,431)	(1,157)

Total Cost of Revenue	19,853	14,785	$5,068

Gross Margin
Ground Systems – Government	$2,730	$2,294	$436

Ground Systems – Commercial
Command & Control	573	588	(15)
Newpoint	487	376	111
SAT	492	493	(1)
Intra-Segment Elimination	(67)	(37)	(30)

Ground Systems – Commercial	1,485	1,420	65

Space Communications Systems	4,535	3,117	1,418
Corporate
Product Group	529	494	35
Antenna	130	(173)	303
Other	4	6	(2)

Corporate	663	327	336

Elimination	(8)	(23)	15

Total Gross Margin	$9,405	$7,135	$2,270

The higher gross margin for the Company’s Ground Systems - Government segment is primarily attributable to increased revenues and the elimination of certain losses on NOAA contracts. However, gross margin as a percentage of revenue for the Ground Systems - Government segment decreased from 23.6% for the three months ended December 31, 2004 to 19.7% for the three months ended December 31, 2005 principally as a result of a greater mix of low margin equipment and subcontracts costs in the segment’s cost of revenue mix during the period ended December 31, 2005. The RAIDRS contract in particular, is an equipment and subcontract intensive program, so this trend in relatively low gross margin rates for the Ground Systems - Government segment is likely to continue in future periods.

The higher gross margin for the Company’s Ground Systems – Commercial segment primarily relates to increased revenue from the segment’s Newpoint Division. Other operating units in the segment (Command & Control and SAT) experienced flat gross margins on a period-to-period comparison.

The Space Communications System segment experienced an increase in gross margin due to increased revenue. Approximately $800,000 of the $1.4 million quarter to quarter increase is attributable to Lumistar.

In the Corporate segment, the Product Group experienced a higher gross margin on a period-to-period basis because of increased license revenue. Antenna Division losses from the three months ended December 31, 2004 were eliminated in the three-month period ended December 31, 2005.

Operating Expenses

Operating expenses for the three months ended December 31, 2005 and 2004 for each of the Company’s segments are shown in the following table:

	Three Months Ended December 31,		Increase/ (Decrease)
Segment	2005	2004
	(in thousands)	(in thousands)	(in thousands)
Operating Expenses
Ground Systems – Government	$1,421	$1,570	($149)

Ground Systems – Commercial
Command & Control	324	484	(160)
Newpoint	324	371	(47)
SAT	301	484	(183)
Intra-Segment Elimination	(22)	(27)	5

Ground Systems – Commercial	927	1,312	(385)

Space Communications Systems	1,815	1,334	481
Corporate
Product Group	663	921	(258)
Antenna	18	61	(43)
Other	(74)	112	(186)

Corporate	607	1,094	(487)

Elimination	(10)	(41)	31

Total Operating Expenses	$4,760	$5,269	($509)

Operating expenses in the Company’s Ground Systems – Government segment decreased by approximately $150,000 for the three months ended December 31, 2005 compared to the three months ended December 31, 2004 principally due to decreased bid and proposal expenses.

Operating expenses in the Company’s Ground Systems – Commercial segment decreased by approximately $390,000 for the three months ended December 31, 2005 compared to the three months ended December 31, 2004 due partly to a decreased allocation of bid and proposal expenses in the segment’s Command & Control Division. Operating expenses at SAT and Newpoint were down approximately $180,000 and $50,000, respectively during the periods being compared. SAT’s decrease primarily related to lower R&D expenditures incurred during the current three-month period compared to the same three month period last fiscal year.

Operating expenses in the Space Communications Systems segment increased approximately $480,000 during the current period compared to the first quarter of the last fiscal year. A little more than half of the increase is attributable to operating expenses from Lumistar, which had no operating expenses during the three months ended December 31, 2004. Increased R&D spending at RT Logic accounted for most of the remaining increase in operating expenses from this segment.

Operating expenses in the Corporate segment decreased by approximately $490,000 principally due to the decreased selling expenses and product amortization costs in the Product Division. Operating expenses in the Corporate – Other unit decreased by approximately $190,000 between the three months ended December 31, 2005 and the three months ended December 31, 2004 principally because the Company is no longer actively marketing its Skylight product.

Income from Operations

Income from operations for the three months ended December 31, 2005 and 2004 for each of the Company’s segments is shown in the following table:

	Three Months Ended December 31,		Increase/ (Decrease)
Segment	2005	2004
	(in thousands)	(in thousands)	(in thousands)
Income from Operations
Ground Systems – Government	$1,309	$724	$585

Ground Systems – Commercial
Command & Control	249	104	145
Newpoint	163	5	158
SAT	191	9	182
Intra-Segment Elimination	(45)	(10)	(35)

Ground Systems – Commercial	558	108	450

Space Communications Systems	2,720	1,783	937

Corporate
Product Group	(134)	(427)	293
Antenna	112	(234)	346
Other	78	(106)	184

Corporate	56	(767)	823

Elimination	2	18	(16)

Total Income from Operations	$4,645	$1,866	$2,779

Income from operations during the periods compared increased by almost $590,000 in the Company’s Ground Systems – Government segment as a result of increased gross margins coupled with decreased operating expenses.

Income from operations during the periods compared increased by approximately $450,000 in the Company’s Ground Systems – Commercial segment as a result of increased gross margins coupled with decreased operating expenses.

The Space Communications Systems segment recorded increased income from operations principally due to gross margin increases resulting from increased sales partially offset by increased operating expenses. Included in current period income from operations was approximately $540,000 contributed from Lumistar.

In the Corporate segment, the Product Group had an operating loss of approximately $130,000 for the three months ended December 31, 2005 compared to an operating loss of approximately $430,000 for the three months ended December 31, 2004. The decrease is primarily due to lower amortization expense coupled with increased license revenue. Although the Product Group still recorded an operating loss for the quarter ended December 31, 2005, a large portion of the revenue generated in the Company’s ground systems business (both Government and Commercial) is a result of its EPOCH IPS product line, which the Company believes distinctly and favorably distinguishes it from its competitors.

Operating losses in the Antenna Division were eliminated in the current three-month period.

In summary, all segments (including the Corporate segment) posted operating income during the current three month period and all segments achieved operating income improvement during the three months ended December 31, 2005 compared to the three months ended December 31, 2004.

Other Income (Expense)

Other income increased between the quarters being compared, primarily because of increased interest income.

Income Before Income Taxes/Net Income

Income before income taxes increased approximately 166.2% during the three months ended December 31, 2005 compared to the amounts posted during the first quarter of last fiscal year, primarily as a result of improved operating income as discussed above.

The Company’s effective tax rate increased from 35.0% for the three months ended December 31, 2004 to 36.7% for the three months ended December 31, 2005 principally due to a lower percentage of tax exempt income compared to total income before income taxes in the current period.

As a result of the above, net income increased to approximately $3.1 million during the three months ended December 31, 2005 from $1.2 million during the three months ended December 31, 2004.

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

As disclosed in its Form 10-K for the fiscal year ended September 30, 2005, the Company was anticipating that operating results for fiscal year 2006 in its entirety, will exceed results for fiscal year 2005 for revenue, operating income, net income and fully diluted earnings per common share by approximately 15%, 45%, 55% and 53% respectively.

Although the Company cannot provide any assurances as to the fiscal year 2006 forecasted results described above, the Company currently believes these results are achievable because:

•	The Company’s existing backlog in its Ground Systems – Government segment indicates growth in revenue and operating income.

•	The Company does not anticipate a significant fiscal year 2006 charge for non-recurring compensation related to stock options.

•	The Company does not anticipate fiscal year 2006 losses associated with its Antenna Division.

•	The Company believes that its acquisition of substantially all of the assets of Lumistar LLC will be immediately accretive to operating results.

After analyzing its results for the three months ended December 31, 2005, the Company believes that it is on target to meet these goals for fiscal year 2006 in its entirety.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company’s inception in 1982, it has been profitable on an annual basis and has generally financed its working capital needs through internally generated funds, supplemented by borrowings under the Company’s general line of credit facility with a commercial bank and the proceeds from the Company’s initial public offering in 1988. In June 1999, the Company supplemented its working capital position by raising approximately $19.7 million (net) through the private placement of approximately 1.2 million shares of its common stock. In February 2000, the Company raised an additional $40.9 million (net) for use in connection with potential acquisitions and other general corporate purposes through the private placement of 1.4 million additional shares of its common stock. With respect to the capital raised in the private placements, at December 31, 2005, $15,506,000 was invested in variable rate State of Maryland debt securities, and $17,210,000 was invested in Banc of America Securities LLC Auction Rate Securities.

For the three months ended December 31, 2005, operating activities provided the Company approximately $6.3 million of cash. The Company used approximately $5.4 million in investing activities and $765,000 in financing activities. Included in the $5.4 million of investing activities is approximately $4.9 million for the acquisition of substantially all of the assets of Lumistar, LLC and $620,000 used for the purchase of fixed assets. The Company also repurchased approximately $350,000 of its Common Stock during the period.

The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company’s billed and unbilled accounts receivable, inventory, equipment, and insurance proceeds and has certain financial covenants, including minimum net worth and liquidity ratios. The Company had no balance outstanding at December 31, 2005 under the line of credit. The line of credit expires February 28, 2007.

The Company’s Board of Directors declared a cash dividend of $.05 per share to all stockholders of record as of close of business on December 19, 2005. The dividend was paid on January 4, 2006 in the amount of $535,055. In addition, the Company’s Board of Directors declared a cash dividend of $.05 per share to all stockholders of record as of close of business on March 2, 2006. The dividend will be paid on or about March 29, 2006.

The Company also has access to a $2.0 million equipment lease line of credit that had a balance of approximately $15,865 at December 31, 2005. The outstanding balance is payable over a 5-month period and bears interest at a rate of 8.8% per annum.

Looking forward to the remainder of fiscal year 2006, the Company anticipates that it will require liquidity for the following major expenditures:

•	Up to an additional $10.0 million for the construction of RT Logic’s new corporate headquarters in Colorado Springs.

•	Approximately $3.8 million for the cash component related to the third and final contingent payment period to the former shareholders of RT Logic.

The Company intends to cause RT Logic Tract TT2, LLC, a wholly owned subsidiary of RT Logic, to secure a loan of approximately $9.0 million, which will be guaranteed by RT Logic, for the construction of RT Logic’s new corporate headquarters. Otherwise, the Company currently anticipates that its current cash balances, amounts available under its lines of credit and net cash provided by operating activities will be sufficient to meet its working capital and other capital expenditure requirements for at least the next twelve months.

The Company believes that inflation did not have a material impact on the Company’s revenues or income from operations during the three months ended December 31, 2005 or in past fiscal years.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no “off-balance sheet arrangements” as such term is defined in Item 303(a)(4)(ii) of Regulation S-K.

FORWARD LOOKING STATEMENTS

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, including those under the headings “Outlook” and “Liquidity and Capital Resources,” and in other parts of this 10-Q, are forward looking. In addition, from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “believe”, “expect”, “anticipate”, “estimate”, “continue”, or other similar words, including statements as to the intent, belief, or current expectations of the Company and its directors, officers, and management with respect to the Company’s future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. While the Company believes that these statements are and will be accurate, a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s statements. The Company’s business is dependent upon general economic conditions and upon various conditions specific to its industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may affect the Company’s business, other than those described elsewhere herein, include the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While the Company currently does not have significant European operations, its customer base is expanding outside the U.S. and therefore certain contracts now and in the future will likely be denominated in currencies other than the U.S. dollar. As a result, the Company’s financial results could be affected by factors such as foreign currency exchange rates for contracts denominated in currencies other than the U.S. dollar. To mitigate the effect of changes in foreign currency exchange rates, the Company may hedge this risk by entering into forward foreign currency contracts. As of December 31, 2005, virtually all of the Company’s contracts were denominated in U.S. dollars, and the Company did not have any outstanding hedge agreements. As the Company enters into new foreign currency based contracts in the future, the Company may employ similar hedging contracts.

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

b.	Changes in Internal Controls Over Financial Reporting

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Securities and Exchange Commission (the “Commission”) and NASDAQ have informally inquired with the Company about the circumstances related to Bonnie K. Wachtel’s refusal to stand for re-election as a director of the Company. The Company is cooperating fully with the Commission and NASDAQ.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2005	—	—	361,371	571,387
November 1 to November 30, 2005	—	—	361,371	571,387
December 1 to December 31, 2005	18,500	$19.12	379,871	552,887

Total	18,500	$19.12	379,871	552,887

(1)	On September 23, 2002, the Company announced a plan to repurchase up to 932,758 shares of its common stock. The stock repurchase program will be transacted over an indefinite period of time and purchases will be made as management and the Board of Directors deem prudent.

ITEM 6. EXHIBITS

Exhibits

3.1	Articles of Restatement of the Company (Incorporated by reference to the Registration Statement on Form S-3 (File No. 333-82499) filed with the Commission on July 8, 1999).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2000 filed with the Commission on December 21, 2000).

11.1	Computation of Per Share Earnings.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAL SYSTEMS, INC.
(Registrant)

Date:	February 9, 2006	By:	/s/ THOMAS L. GOUGH
Thomas L. Gough
President

Date:	February 9, 2006	By:	/s/ ELAINE M. BROWN
Elaine M. Brown
Executive Vice President & Chief Financial Officer