Form 10-Q
period 2006-03-31
INTEGRAL SYSTEMS INC /MD/
filed 2006-05-09
CIK 718130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006 or

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Registrant had 10,994,975 shares of common stock outstanding as of April 28, 2006.

INTEGRAL SYSTEMS, INC.

Item 1. Financial Statements

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2006 and September 30, 2005

ASSETS

	March 31, 2006	September 30, 2005
	(unaudited)
CURRENT ASSETS
Cash	$24,524,339	$24,775,460
Marketable securities	38,120,000	32,716,000
Accounts receivable, net of allowance for doubtful accounts	14,144,113	19,162,918
Unbilled receivables	20,237,410	17,915,939
Employee and other receivables	511,540	87,655
Notes receivable	302,017	378,055
Prepaid expenses	636,843	585,740
Inventories	3,415,093	2,223,373
Deferred income tax	951,230	878,066

TOTAL CURRENT ASSETS	102,842,585	98,723,206

PROPERTY AND EQUIPMENT
Land	2,327,329	2,327,329
Electronic equipment	4,699,852	4,642,158
Furniture & fixtures	611,893	659,612
Leasehold improvements	1,734,680	1,706,393
Software purchases	707,371	808,520

	10,081,125	10,144,012
Less: accumulated depreciation	4,092,618	4,240,409

NET FIXED ASSETS	5,988,507	5,903,603

OTHER ASSETS
Notes receivable	107,500	267,708
Intangible assets, net	384,787	362,493
Goodwill	49,924,779	41,011,844
Software development costs, net	1,801,693	2,601,693
Deposits, deferred charges, and other	2,978,539	325,736

TOTAL OTHER ASSETS	55,197,298	44,569,474

TOTAL ASSETS	$164,028,390	$149,196,283

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2006 and September 30, 2005

LIABILITIES & STOCKHOLDERS’ EQUITY

	March 31, 2006	September 30, 2005
	(unaudited)
CURRENT LIABILITIES
Accounts payable	$6,595,341	$6,360,140
Accrued expenses	7,199,091	14,722,834
Capital leases payable	6,413	25,119
Billings in excess of revenue	9,798,383	7,088,015
Income taxes payable	286,359	188,285
Notes payable	2,745,490	—

TOTAL CURRENT LIABILITIES	26,631,077	28,384,393

LONG TERM LIABILITIES
Deferred income taxes	273,052	125,644

TOTAL LONG TERM LIABILITIES	273,052	125,644

STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value, 40,000,000 shares authorized, and 10,962,777 and 10,447,623 shares issued and outstanding at March 31, 2006 and September 30, 2005, respectively	109,628	104,476
Additional paid-in capital	103,370,445	91,963,338
Retained earnings	33,605,146	28,575,843
Accumulated other comprehensive income	39,042	42,589

TOTAL STOCKHOLDERS’ EQUITY	137,124,261	120,686,246

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$164,028,390	$149,196,283

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenue	$32,152,070	$23,346,768	$61,409,660	$45,266,302

Cost of Revenue
Direct labor	6,486,523	5,593,558	12,076,875	10,155,415
Overhead costs	5,197,432	4,328,298	9,940,050	8,289,388
Travel and other direct costs	614,906	656,087	1,153,489	1,169,716
Direct equipment & subcontracts	9,199,682	5,437,326	18,180,877	11,185,220

Total Cost of Revenue	21,498,543	16,015,269	41,351,291	30,799,739

Gross Margin	10,653,527	7,331,499	20,058,369	14,466,563

Selling, general & administrative	3,893,073	3,112,946	7,292,904	6,884,952
Research & development	843,032	470,228	1,586,333	1,252,998
Stock based compensation cost	126,716	—	126,716	—
Product amortization	400,000	645,407	800,000	1,290,816
Intangible asset amortization	162,528	68,750	378,766	137,500

Income From Operations	5,228,178	3,034,168	9,873,650	4,900,297

Other Income (Expense)
Interest income	407,389	258,160	785,438	471,227
Interest expense	(824)	(1,588)	(1,999)	(3,073)
Gain (Loss) on sale of marketable securities	0	(3,764)	0	49,997
Miscellaneous, net	(120,863)	(112,794)	(288,564)	(420,057)

Total Other Income (Expense)	285,702	140,014	494,875	98,094

Income Before Income Tax	5,513,880	3,174,182	10,368,525	4,998,391

Provision for Income Taxes	1,970,224	1,124,712	3,754,415	1,763,534

Net Income	$3,543,656	$2,049,470	$6,614,110	$3,234,857

Weighted Avg. Number of Common Shares:
Basic	10,874,278	10,258,510	10,772,462	10,151,819
Diluted	11,033,685	10,405,110	10,897,380	10,289,642
Earnings per Share (Basic)	$0.33	$0.20	$0.61	$0.32
Earnings per Share (Diluted)	$0.32	$0.20	$0.61	$0.31

Cash Dividends per Share	$0.05	$0.04	$0.10	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2006

(Unaudited)

	Number of Shares	Common Stock At Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance September 30, 2005	10,447,623	$104,476	$91,963,338	$28,575,843	$42,589	$120,686,246

Net income	—	—	—	6,614,110	—	6,614,110
Effect of currency translation	—	—	—	—	(3,547)	(3,547)

Total Comprehensive Income	—	—	—	—	—	6,610,563

Repurchased shares	(45,900)	(459)	(388,183)	(503,691)		(892,333)
Shares issued to acquire net assets of Lumistar LLC	224,931	2,249	4,732,099	—	—	4,734,348
Shares issued for FY05 RT Logic earnout	171,396	1,714	3,803,791	—	—	3,805,505
Stock options exercised	164,727	1,648	3,132,684	—	—	3,134,332
Declared dividends	—	—	—	(1,081,116)	—	(1,081,116)
Stock option compensation cost	—	—	126,716			126,716

Balance March 31, 2006	10,962,777	$109,628	$103,370,445	$33,605,146	$39,042	$137,124,261

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended March 31, 2006 and 2005

(Unaudited)

	For the Six Months Ended March 31,
	2006	2005
Cash flows from operating activities:

Net income	$6,614,110	$3,234,857

Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition
Depreciation and amortization	2,146,113	2,194,942
Reserve for doubtful accounts	4,375	(10,000)
Stock option compensation costs	126,716	—
Gain on sale of marketable securities	—	(49,997)
Loss on disposal of fixed assets	—	35,874
Changes in operating assets and liabilities, net:
Accounts receivable and other receivables	3,696,701	4,969,706
Prepaid expenses, deposits, and deferred charges	(2,693,906)	82,606
Inventories	(456,383)	(128,121)
Accounts payable	(1,455,122)	(1,464,586)
Accrued expenses	(4,071,158)	(3,888,532)
Billings in excess of revenue	2,710,368	2,287,692
Income taxes payable, net	172,318	(656,581)

Total adjustments	180,022	3,373,003

Net cash provided by operating activities, net of effects of acquisition	6,794,132	6,607,860

Cash flows from investing activities:
Purchase of marketable securities	(20,000,000)	(1,195,000)
Sale of marketable securities	14,596,000	175,983
Issuance of Notes Receivable	—	(54,906)
Proceeds from collections on notes receivable	236,246	110,515
Acquisition of fixed assets	(838,868)	(947,080)
Acquisition of Lumistar, LLC, including cash, 224,931 shares of common stock valued at $4,734,348, and $79,647 of acquisition costs	(4,922,752)	—
Software development costs	—	(597,798)

Net cash used in investing activities	(10,929,374)	(2,508,286)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,134,332	3,776,586
Stock repurchases	(892,333)	(145,470)
Dividend payments	(1,081,115)	(818,138)
Notes Payable proceeds	2,745,490	—
Capital lease obligation payments	(18,706)	(17,189)

Net cash provided by financing activities	3,887,668	2,795,789

Effect of currency translations	(3,547)	76,503
Net (decrease) increase in cash	(247,574)	6,895,363
Cash – beginning of year	24,775,460	18,198,832

Cash - end of period	$24,524,339	$25,170,698

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

On October 3, 2005, Lumistar, Inc. (the “Acquisition Subsidiary”), a newly-formed subsidiary of Real Time Logic, Inc. (“RT Logic”), a subsidiary of Integral Systems, Inc. (the “Company”), acquired substantially all of the assets of Lumistar, LLC (the “Seller”) relating to the Seller’s business of providing system level and board level telemetry acquisition products (the “Business”) pursuant to an Asset Purchase Agreement dated as of October 3, 2005 by and among the Company, RT Logic, the Acquisition Subsidiary, the Seller and certain members of the Seller. The primary reason for acquiring Lumistar was to expand the Company’s existing products to Lumistar’s client base. The initial purchase price was approximately $10 million, including cash paid of approximately $5 million and 224,931 shares of the Company’s common stock at an estimated value of approximately $5 million. During November 2005, the Company recorded a $423,000 reduction in goodwill resulting from a $266,000 adjustment in the value of the 224,931 shares of common stock issued to the Seller as well as a $157,000 purchase price adjustment that was paid to the Company from funds escrowed after closing. For purposes of the financial statements, the value of the 224,931 shares of common stock was determined based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced. The number of common shares issued to the Seller at the closing was determined based on the average closing price per share of the Company’s common stock over the 30-day period ending on September 30, 2005. For purposes of the financial statements, the adjusted purchase price was $9,577,453, including cash paid of $4,843,105 and the Company’s common stock at a value of $4,734,348. The acquisition was accounted for using the purchase method of accounting under the guidance in FASB Statement 141, Business Combinations. Accordingly, operating results have been consolidated since October 3, 2005 and the initial purchase price has been allocated to assets acquired and liabilities assumed as follows:

Current assets	$2,162,964
Property and equipment	213,383
Goodwill	8,833,289
Intangibles	401,059
Other assets	10,000

Total assets acquired	11,620,695
Current liabilities	2,043,242

Net assets acquired	$9,577,453

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

2.	Acquisition of Net Assets of Lumistar, LLC (continued)

The identified intangible assets will be amortized on a straight-line basis over an estimated useful life of approximately four years for the technology ($159,500) and up to nine months for the customer related intangibles ($241,559). Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In part, goodwill reflects the competitive advantages the Company expects to realize from introducing its existing products into Lumistar’s client base.

The Seller may also be entitled to contingent consideration payments on the Business’s pre-tax earnings for a period of up to four years after the closing. Any contingent earn-out payments may be payable fifty percent in cash and fifty percent in stock and will be recorded as additional goodwill.

3.	Accounts Receivable

Accounts receivable at March 31, 2006 and September 30, 2005 consist of the following:

	March 31, 2006	Sept. 30, 2005
Billed	$14,288,488	$19,302,918
Allowance	(144,375)	(140,000)
Unbilled	20,237,410	17,915,939
Other	511,540	87,655

Total	$34,893,063	$37,166,512

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

In June 2004 and May 2005, Integral Systems filed claims in the amount of approximately $1.8 million and $319,000, respectively, against National Oceanic and Atmospheric Administration (“NOAA”). The claims arose under a contract from NOAA to provide the Data Collection System Automated Processing System II (DAPS-II System). Integral Systems had submitted appeals to the General Services Board of Contract Appeals (“GSBCA”) related to these claims. In August 2005, the Company filed another claim against NOAA in the amount of $135,000. This claim arose under a contract from NOAA to perform software and hardware upgrades on NOAA’s Polar Acquisition and Control Subsystem. On March 1, 2006, a settlement agreement was executed with NOAA which added approximately $1.4 million to the DAPS II contract in settlement of the Company’s outstanding claims. The Company received payment for these claims in April 2006.

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

4.	Inventories

Inventories are priced at the lower of cost or market using the first in, first-out (FIFO) method of accounting. Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined. Inventories at March 31, 2006 and September 30, 2005 consist of the following:

	March 31, 2006	September 30, 2005
Finished Goods	$2,471,590	$2,004,158
Work in process	—	—
Raw Materials	943,503	219,215

Total	$3,415,093	$2,223,373

5.	Line of Credit

The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company’s billed and unbilled accounts receivable, inventory, equipment, and insurance proceeds and has certain financial covenants, including minimum net worth and liquidity ratios. The Company had no balance outstanding at March 31, 2006 under the line of credit. The line of credit expires on February 28, 2007.

The Company also has access to a $2.0 million equipment lease line of credit that had a balance of approximately $6,400 at March 31, 2006. The outstanding balance is payable over a 2-month period and bears interest at a rate of 8.8% per annum.

On February 10, 2006, RT Logic Tract TT2, LLC (“Borrower”), a wholly-owned subsidiary of RT Logic, entered into a Construction Loan Agreement (the “Loan Agreement”) for an aggregate amount of $9 million for the purpose of financing the construction of a new 60,000 square foot office building (the “Building”) in Colorado Springs, Colorado that will serve as the corporate headquarters for RT Logic. The Loan Agreement is further evidenced by a Promissory Note from Borrower dated February 10, 2006 in the principal sum of $9 million (the “Note”), which provides for interest at a variable rate equal to the prime rate reported in the Wall Street Journal from time to time during the term of the Note. The Loan Agreement became effective on February 24, 2006.

The entire principal balance and any accrued and unpaid interest on the Note is due and payable on February 10, 2007. Borrower may prepay the Note in whole or in part at any time without penalty.

Borrower’s obligations under the Note and the Loan Agreement are secured by the real property upon which the building will be constructed and all equipment, inventory, general intangibles and fixtures purchased for or used in the construction of the Building. In addition, RT Logic has guaranteed payment of the amounts due under the Note and the Loan Agreement.

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

5.	Line of Credit (continued)

The Loan Agreement includes certain customary events of default, including failure to pay any amounts due under the Note, the insolvency or bankruptcy of Borrower, Borrower’s failure to perform its obligations under the Loan Agreement, the Note or any of the other loan documents, a material adverse change in Borrower’s financial condition, or certain delays in construction that would prevent the Building from being completed on or before February 10, 2007. If an event of default occurs, the lender may declare the entire unpaid principal amount and any accrued and unpaid interest due and payable, and may enforce its rights as a secured creditor, including foreclosing upon its security interest and mortgage and taking possession of the property securing the obligations under the Note and the Loan Agreement.

At March 31, 2006 the interest rate was 7.5% and the balance outstanding under the Note and the Loan Agreement was $2,745,490.

6.	Capitalization of Interest Cost

As discussed in Note 5, RT Logic Tract TT2, LLC entered into a Construction Loan Agreement in the amount of $9.0 million for the construction of a new 60,000 square foot facility that will become the headquarters for RT Logic. Upon completion, the new Building asset will be placed into service and depreciated over its useful life. In accordance with FASB Statement No. 34, “Capitalization of Interest Cost”, the Company capitalized interest of approximately $11,200 at March 31, 2006 recognized on the borrowings.

7.	Stock-Based Compensation

Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R requires compensation costs related to share-based payments, including stock options, to be recognized in the Consolidated Statement of Operations based on their fair values. The expense is recognized over the requisite service period of the award. The Company previously recognized expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”). Accordingly, compensation expense was recognized for the excess, if any, of the stock price on the grant date over the option exercise price. No compensation expense was recorded under APB 25 for awards granted under the Company’s employee stock option plan as all options issued had exercise prices at least equal to the fair value of the stock on the grant date. The pro forma effects upon net income and earnings per share for stock options for the respective periods in 2005 are disclosed below per FASB Statement No. 123, “Accounting for Stock-Based Compensation.” The Company adopted the modified prospective application in implementing SFAS 123R. Under this transition method compensation costs recognized in fiscal year 2006 includes the cost for all share based awards granted prior to October 1, 2005 which had not yet vested as of that date. The expense is based on the grant-date fair value of these awards as calculated for pro forma disclosures under FASB Statement No. 123 and uses the Black-Scholes valuation model. The expense for share-based awards granted on or after October 1, 2005 represent the grant-date fair value of the options calculated in accordance with the provisions of SFAS 123R and use the Black-Scholes valuation model. In using the modified prospective application, prior interim period financial statements were not adjusted to show the effect of compensation costs and the related tax effects as though they had been accounted for using FASB Statement No. 123.

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

7.	Stock-Based Compensation (continued)

As a result of adopting SFAS 123R the Company included approximately $124,500 and $127,000 of share-based compensation expense in the Consolidated Statements of Operations for the three and six month periods ended March 31, 2006. The Company did not record any tax benefits associated with its share-based compensation expense in the six month period ended March 31, 2006. The following table shows the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in the periods prior to the adoption of SFAS No. 123R, and the actual effects on net income and earnings per share for the periods subsequent to the adoption of SFAS No. 123R:

	Three Months Ended March 31		Six Months Ended March 31
	2006	2005	2006	2005
Net income, as reported	$3,543,656	$2,049,470	$6,614,110	$3,234,857
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax effects of $45,013 and $227,404 for the three months ended and $0 and $458,072 for the six months ended	(79,227)	(441,432)	(2,477)	(889,200)
Add: Stock-based employee compensation included in net income, net of tax effects of $45,013 and $0 for the three months ended and $0 and $0 for the six months ended	79,227	—	2,477	—
Pro forma net income	$3,543,656	$1,608,038	$6,614,110	$2,345,657

Earnings per share:
As reported - basic	$0.33	$0.20	$0.61	$0.32
- diluted	$0.32	$0.20	$0.61	$0.31
Pro forma - basic	$0.33	$0.16	$0.61	$0.23
- diluted	$0.32	$0.15	$0.61	$0.23

Cash received from the exercise of options under all Company Stock Option Plans for the six months ending March 31, 2006 and 2005 was $3,134,332 and $3,776,586 respectively. The Company currently plans to satisfy future stock option exercises under these plans with registered shares available to be issued.

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

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

7.	Stock-Based Compensation (continued)

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

Prior to adoption of the 2002 Stock Option Plan, the Company established the 1988 Stock Option Plan which was effective May 25, 1988 and amended on January 1, 1994 and May 8, 1998. This plan was created to provide additional incentives for the Company’s employees, consultants and directors to promote the financial success of the Company. The Stock Option Committee of the Board of Directors has sole authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock under this plan. At September 30, 2005, the maximum number of shares of common stock which may be issued pursuant to the 1988 Stock Option Plan was 1,800,000. The exercise price of each option was set at the stock’s closing price on the date the option was granted by the Stock Option Committee of the Board of Directors. Options expire no later than ten years from the date of grant (five years for greater-than 10% owners) or three months after employment ceases, whichever comes first, and vest from one to five years. Pursuant to the approval by stockholders at the April 17, 2002 Annual Meeting of the Shareholders, no further options were granted after April 30, 2002 under the 1988 Stock Option Plan.

The following table summarizes the Company’s activity for all of its stock option awards during the six months ended March 31, 2006:

	Shares	Weighted Average Exercise Prices
Options outstanding September 30, 2005	1,038,490	$19.43

Granted	15,625	$21.86
Exercised	(165,227)	$18.97
Cancelled	(5,550)	$19.36

Options outstanding March 31, 2006	883,338	$19.55

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

7.	Stock-Based Compensation (continued)

The following table summarizes additional information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$15.00 – 19.99	526,237	2.98 Years	$18.37	521,465	$18.37
$20.00 – 27.00	357,101	1.79 Years	$21.29	357,101	$21.29

	883,338	2.50 Years	$19.55	878,566	$19.56

The weighted-average grant date fair value of options which were granted during the six months ended March 31, 2006 and 2005 was $7.79 and $9.14, respectively. The fair value of the options granted was estimated on the date of the grant using the Black-Scholes options pricing model. The following table shows the assumptions used for the grants that occurred in each six month period.

	2006	2005
Expected volatility	35.22%	47.89%
Risk free interest rate	4.56%	3.75%
Dividend yield	.84%	.65%
Expected lives	4.25 years	5.00 years

As of March 31, 2006, there was $27,368 of unrecognized compensation expense related to remaining non-vested stock options that will be recognized over a weighted average period of 2.76 years. The total fair value of options which vested during the six month period ending March 31, 2006 and 2005 was $121,763 and $189,315, respectively.

8.	Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, “Accounting in Certain Investments in Debt and Equity Securities.” EITF 03-01 also included accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective for annual reports for fiscal years ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

8.	Recent Accounting Pronouncements (continued)

In November 2004, the FASB published Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 amends the guidance in Chapter 4, “Inventory Pricing” of ARB No. 43 and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Statement 151 requires that those items be recognized as current-period charges. Statement 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Statement 151 was effective for the Company’s 2006 fiscal year and upon adoption did not have a material impact on the Company’s financial statements.

9.	Business Segment Information

The Company is organized into four reportable segments as follows:

•	Ground Systems - Government

•	Ground Systems - Commercial

•	Space Communications Systems

•	Corporate

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

The Company evaluates the performance of each segment based on operating income. There are no inter-segment allocations of overhead.

Summarized financial information by business segment is as follows:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005
Revenue
Ground Systems–Government	$16,385,760	$10,766,485	$30,246,828	$20,501,660
Ground Systems–Government intersegment	—	—	—	—
Ground Systems–Commercial	4,736,204	4,187,794	9,426,629	8,443,218
Ground Systems–Commercial intersegment	360,089	66,446	449,473	153,399
Space Communication Systems	10,407,112	6,960,681	20,314,619	13,847,771
Space Communication Systems intersegment	1,615,765	1,018,679	2,825,973	1,514,682
Corporate	622,995	1,431,808	1,421,585	2,473,653
Corporate intersegment	1,316,244	936,072	2,612,469	1,806,572
Elimination of intersegment sales	(3,292,099)	(2,021,197)	(5,887,916)	(3,474,653)

Total Revenue	$32,152,070	$23,346,768	$61,409,660	$45,266,302

Operating Income
Ground Systems–Government	$1,231,840	$1,059,366	$2,541,293	$1,783,321
Ground Systems–Government intersegment	—	—	—	—
Ground Systems–Commercial	809,164	(147,034)	1,367,311	(26,852)
Ground Systems–Commercial intersegment	—	(3,874)	—	(16,130)
Space Communication Systems	3,199,188	2,560,116	5,919,596	4,343,059
Space Communication Systems intersegment	—	7,293	—	7,293
Corporate	(12,014)	(438,279)	45,450	(1,199,230)
Corporate intersegment	1,047	(3,660)	(913)	(10,029)
Elimination of intersegment Operating Income	(1,047)	240	913	18,865

Total Operating Income	$5,228,178	$3,034,168	$9,873,650	$4,900,297

Total Assets
Ground Systems–Government	$18,377,671	$17,239,592	$18,377,671	$17,239,592
Ground Systems–Commercial	10,881,317	13,741,601	10,881,317	13,741,601
Space Communication Systems	85,380,277	50,909,472	85,380,277	50,909,472
Corporate	79,004,230	69,326,507	79,004,230	69,326,507
Elimination of intersegment accounts receivable	(29,615,105)	(16,332,349)	(29,615,105)	(16,332,349)

Total Assets	$164,028,390	$134,884,823	$164,028,390	$134,884,823

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

The Company is organized into four reportable segments as follows:

Ground Systems – Government

This segment provides ground systems products and services to the Federal Government. It is currently the Company’s largest segment in terms of revenue and consists of the Company’s core command and control business for government applications. Its primary customers are the U.S. Air Force and the National Oceanic Atmospheric Administration (“NOAA”).

Ground Systems – Commercial

This segment provides ground systems products and services to commercial enterprises and international governments and organizations. It consists of the Company’s core command and control business for commercial applications and three of the Company’s wholly owned subsidiaries as follows:

•	SAT Corporation (“SAT”) and Newpoint Technologies, Inc. (“Newpoint”), acquired by the Company in August 2000 and January 2002 respectively, offer complementary ground system components and systems. This includes turnkey systems, hardware and software for satellite and terrestrial communications signal monitoring, network and ground equipment monitoring and control and satellite data processing.

•	Integral Systems Europe (“ISI Europe”), the Company’s wholly owned subsidiary formed in March 2001, with headquarters in Toulouse, France, serves as the focal point for the support of all of the Company’s European business.

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

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SF AS No. 115, “Accounting in Certain Investments in Debt and Equity Securities.” EITF 03-01 also included accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective for annual reports for fiscal years ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

In November 2004, the FASB published Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 amends the guidance in Chapter 4, “Inventory Pricing” of ARB No. 43 and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Statement 151 requires that those items be recognized as current-period charges. Statement 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Statement 151 was effective for the Company’s 2006 fiscal year and upon adoption did not have a material impact on the Company’s financial statements.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Results of Operations

The components of the Company’s income statement as a percentage of revenue are depicted in the following table for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	% of Revenue	2005	% of Revenue
	(in thousands)		(in thousands)
Revenue	$32,152	100.0	$23,347	100.0
Cost of Revenue	21,499	66.9	16,015	68.6

Gross Margin	10,653	33.1	7,332	31.4

Operating Expenses
Selling, General & Admin. (SG&A)	3,893	12.1	3,113	13.3
Research and Development	843	2.6	470	2.0
Stock Based Compensation Cost	127	0.4	—	—
Product Amortization	400	1.3	646	2.8
Amortization-Intangible Assets	162	0.5	69	0.3

Income from Operations	5,228	16.2	3,034	13.0
Other Income (Expense) (net)	286	0.9	140	0.6

Income Before Income Taxes	5,514	17.1	3,174	13.6
Income Taxes	1,970	6.1	1,125	4.8

Net Income	$3,544	11.0	$2,049	8.8

Revenue

The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts that are funded by the U.S. Government as well as commercial and international organizations.

For the three months ended March 31, 2006 and 2005, the Company’s revenues were generated from the following sources:

	Three Months Ended March 31,
Revenue Type	2006	2005
U.S. Government Revenue (all segments)
U.S. Air Force	62%	53%
NOAA	4	10
Other U.S. Government Users	14	11

Subtotal	80	74

Commercial Revenue (all segments)	20	26

Total	100%	100%

On a consolidated basis, revenue increased 37.7%, or $8.8 million, to $32.2 million for the three months ended March 31, 2006, from $23.3 million for the three months ended March 31, 2005. Revenue for the three-month periods ended March 31, 2006 and 2005 for each of the Company’s segments is shown in the following table:

Segment	Three Months Ended March 31,		Increase/ (Decrease)
	2006	2005
	(in thousands)	(in thousands)	(in thousands)
Revenue
Ground Systems – Government	$16,386	$10,767	$5,619

Ground Systems – Commercial
Command & Control	3,349	2,928	421
Newpoint	826	883	(57)
SAT	1,044	604	440
Intra-Segment Elimination	(123)	(161)	38

Ground Systems – Commercial	5,096	4,254	842

Space Communications Systems	12,023	7,979	4,044

Corporate
Product Group	1,451	922	529
Antenna	267	1,107	(840)
Other	221	339	(118)

Corporate	1,939	2,368	(429)

Elimination	(3,292)	(2,021)	(1,271)

Total Revenue	$32,152	$23,347	$8,805

Revenue increases in the Company’s Ground Systems - Government segment between the three months ended March 31, 2006 and 2005 primarily relate to increased revenues from the U.S. Air Force. The Company’s RAIDRS contract with the U.S. Air Force, which was awarded in February 2005, was responsible for virtually the entire revenue increase.

Revenue increases for the Company’s Ground Systems - Commercial segment resulted from increased backlog and increased product shipments to customers. All operating units in the segment posted higher revenues during the three months ended March 31, 2006 compared to the three months ended March 31, 2005, although Newpoint’s quarter to quarter revenues were down insignificantly. SAT also benefited from approximately $230,000 of intercompany RAIDRS revenue during the current three-month period.

Revenue increases for the Company’s Space Communications Systems segment resulted from increased backlog and increased product shipments to customers. Further, current period revenues from Lumistar of approximately $1.9 million were incremental to the segment’s revenue totals for the three months ended March 31, 2006, as the Company did not acquire Lumistar until October 2005.

In the Company’s Corporate segment, the Product Group recorded increased license revenues of approximately $480,000 between the periods being compared, accounting for most of the period to period revenue increase.

Antenna Division revenues declined approximately $840,000 between the periods being compared because the Company has not been pursuing new business for this operation since the summer of 2004. The principal operating assets of the division were sold in November 2004 to LJT & Associates, Inc. Revenues for the Antenna Division are expected to continue to decline throughout the fiscal year as the Division’s residual contracts are completed.

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

During the three months ended March 31, 2006, cost of revenue increased by 34.2%, or $5.5 million, compared to the same period during the prior year, increasing from $16.0 million during the three months ended March 31, 2005 to $21.5 million during the three months ended March 31, 2006. Gross margin increased from $7.3 million to $10.9 million, an increase of $3.6 million or 48.9%, during the periods being compared. Cost of revenue and gross margin for the three months ended March 31, 2006 and 2005 for each of the Company’s segments are shown in the following table:

Segment	Three Months Ended March 31,		Increase/ (Decrease)
	2006	2005
	(in thousands)	(in thousands)	(in thousands)
Cost of Revenue
Ground Systems – Government	$13,586	$8,429	$5,157

Ground Systems – Commercial
Command & Control	2,445	2,220	225
Newpoint	370	464	(94)
SAT	440	600	(160)
Intra-Segment Elimination	(75)	(157)	82

Ground Systems – Commercial	3,180	3,127	53

Space Communications Systems	6,821	4,521	2,300

Corporate
Product Group	741	437	304
Antenna	241	1,177	(936)
Other	210	328	(118)

Corporate	1,192	1,942	(750)

Elimination	(3,280)	(2,004)	(1,276)

Total Cost of Revenue	$21,499	$16,015	$5,484

Gross Margin
Ground Systems – Government	$2,800	$2,338	$462

Ground Systems – Commercial
Command & Control	904	708	196
Newpoint	456	419	37
SAT	604	4	600
Intra-Segment Elimination	(48)	(4)	(44)

Ground Systems – Commercial	1,916	1,127	789

Space Communications Systems	5,202	3,458	1,744

Corporate
Product Group	710	485	225
Antenna	26	(70)	96
Other	11	11	—

Corporate	747	426	321

Elimination	(12)	(17)	5

Total Gross Margin	$10,653	$7,332	$3,321

The higher gross margin for the Company’s Ground Systems - Government segment during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 is primarily attributable to increased revenues and the elimination of certain losses on NOAA contracts. However, gross margin as a percentage of revenue for the Ground Systems - Government segment decreased from 21.7% for the three months ended March 31, 2005 to 17.1% for the three months ended March 31, 2006 principally as a result of a greater mix of low margin equipment and subcontracts costs in the segment’s cost of revenue mix during the period ended March 31, 2006. The RAIDRS contract in particular, is an equipment and subcontract intensive program, so this trend in relatively low gross margin rates for the Ground Systems - Government segment is likely to continue in future periods.

The higher gross margin for the Company’s Ground Systems - Commercial segment during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily relates to increased revenue and the elimination of contract losses from SAT. Despite slightly lower revenues, Newpoint was able to modestly increase gross margin for the current quarter while the segment’s Command & Control unit experienced an approximate $200,000, or 27.7%, increase in gross margins on increased revenues of approximately $420,000 on a period-to-period basis.

The Space Communications System segment experienced an increase in gross margin of approximately $1.7 million on increased revenue of $4.0 million. Approximately $960,000 of the $1.7 million quarter to quarter increase is attributable to Lumistar.

In the Corporate segment, the Product Group experienced a higher gross margin of approximately $230,000 on a period-to-period basis because of increased license revenue. Antenna Division gross margin deficits from the three months ended March 31, 2005 were eliminated during the three-month period ended March 31, 2006.

Operating Expenses

Operating expenses for the three months ended March 31, 2006 and 2005 for each of the Company’s segments are shown in the following table:

Segment	Three Months Ended March 31,		Increase/ (Decrease)
	2006	2005
	(in thousands)	(in thousands)	(in thousands)
Operating Expenses
Ground Systems – Government	$1,568	$1,279	$289

Ground Systems – Commercial
Command & Control	421	441	(20)
Newpoint	382	336	46
SAT	352	505	(153)
Intra-Segment Elimination	(48)	(4)	(44)

Ground Systems – Commercial	1,107	1,278	(171)

Space Communications Systems	2,003	890	1,113

Corporate
Product Group	689	834	(145)
Antenna	17	21	(4)
Other	52	13	39

Corporate	758	868	(110)

Elimination	(11)	(17)	6

Total Operating Expenses	$5,425	$4,298	$1,127

Operating expenses in the Company’s Ground Systems - Government segment increased by approximately $290,000 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 principally due to increased legal and accounting expenses incurred to become and remain compliant with provisions of the Sarbanes-Oxley Act and related Securities and Exchange Commission (“SEC”) regulations.

Operating expenses in the Company’s Ground Systems - Commercial segment decreased by approximately $170,000 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due partly to a decreased allocation of corporate expenses in the segment’s Command & Control Division. More significantly, operating expenses at SAT were down approximately $150,000 during the periods being compared primarily related to lower R&D expenditures incurred during the current three-month period compared to the same three-month period during the last fiscal year and because of the elimination of product amortization expenses during the current period.

Operating expenses in the Space Communications Systems segment increased approximately $1.1 million during the current period compared to the second quarter of the last fiscal year. Approximately $180,000 of the increase is attributable to operating expenses from Lumistar, for which the Company recorded no operating expenses during the three months ended March 31, 2005. Increased R&D spending coupled with increased General & Administrative expenses at RT Logic accounted for most of the remaining increase in operating expenses from this segment.

Operating expenses in the Corporate segment decreased by approximately $110,000 principally due to the decreased selling expenses and product amortization costs in the Product Division.

Income from Operations

Income from operations for the three months ended March 31, 2006 and 2005 for each of the Company’s segments is shown in the following table:

Segment	Three Months Ended March 31,		Increase/ (Decrease)
	2006	2005
	(in thousands)	(in thousands)	(in thousands)
Income from Operations
Ground Systems – Government	$1,232	$1,059	$173

Ground Systems – Commercial
Command & Control	483	267	216
Newpoint	74	83	(9)
SAT	252	(501)	753
Intra-Segment Elimination	—	—	—

Ground Systems – Commercial	809	(151)	960

Space Communications Systems	3,199	2,568	631

Corporate
Product Group	21	(349)	370
Antenna	9	(91)	100
Other	(41)	(2)	(39)

Corporate	(11)	(442)	431

Elimination	(1)	—	(1)

Total Income from Operations	$5,228	$3,034	$2,194

Income from operations during the periods compared increased by approximately $170,000 in the Company’s Ground Systems - Government segment as a result of increased gross margins partially offset by increased operating expenses.

Income from operations during the periods compared increased by approximately $960,000 in the Company’s Ground Systems - Commercial segment as a result of increased gross margins coupled with decreased operating expenses. SAT’s improved operating income results were responsible for more than $750,000 of the segment’s operating income increase.

The Space Communications Systems segment recorded increased income from operations of approximately $630,000 principally due to gross margin increases resulting from increased sales partially offset by increased operating expenses. Included in current period income from operations was approximately $780,000 contributed from Lumistar.

In the Corporate segment, the Product Group had operating income of approximately $20,000 for the three months ended March 31, 2006 compared to an operating loss of approximately $350,000 for the three months ended March 31, 2005. The increase is primarily due to lower amortization expense coupled with increased license revenue. Operating losses in the Antenna Division were eliminated in the current three-month period.

In summary, all operating segments posted operating income during the current three month period (excluding the Corporate segment which essentially broke even) and all segments (including the Corporate segment) achieved operating income improvement during the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Other Income (Expense)

Other income increased between the quarters being compared, primarily because of increased interest income.

Income Before Income Taxes/Net Income

Income before income taxes increased approximately 73.7% during the three months ended March 31, 2006 compared to the amounts posted during the second quarter of last fiscal year, primarily as a result of improved operating income as discussed above.

The Company’s effective tax rate increased from 35.4% for the three months ended March 31, 2005 to 35.7% for the three months ended March 31, 2006 principally due to a lower percentage of tax exempt income compared to total income before income taxes in the current period.

As a result of the above, net income increased to approximately $3.5 million during the three months ended March 31, 2006 from $2.0 million during the three months ended March 31, 2005.

Quarterly revenue, operating income, net income and earnings per share were all historic highs for the Company exceeding prior records (all posted during the first quarter of this fiscal year) by 10%, 13%, 15%, and 14% respectively.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005

Results of Operations

The components of the Company’s income statement as a percentage of revenue are depicted in the following table for the six months ended March 31, 2006 and 2005:

	Six Months Ended March 31,
	2006	% of Revenue	2005	% of Revenue
	(in thousands)		(in thousands)
Revenue	$61,410	100.0	$45,266	100.0
Cost of Revenue	41,351	67.3	30,799	68.0

Gross Margin	20,059	32.7	14,467	32.0

Operating Expenses
Selling, General & Admin. (SG&A)	7,293	11.9	6,885	15.2
Research and Development	1,586	2.6	1,253	2.8
Stock Based Compensation Cost	127	0.2	—	—
Product Amortization	800	1.3	1,291	2.9
Amortization-Intangible Assets	379	0.6	138	0.3

Income from Operations	9,874	16.1	4,900	10.8
Other Income (Expense) (net)	495	0.8	98	0.2

Income Before Income Taxes	10,369	16.9	4,998	11.0
Income Taxes	3,755	6.1	1,763	3.9

Net Income	$6,614	10.8	$3,235	7.1

Revenue

The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts that are funded by the U.S. Government as well as commercial and international organizations.

For the six months ended March 31, 2006 and 2005, the Company’s revenues were generated from the following sources:

	Six Months Ended March 31,
Revenue Type	2006	2005
U.S. Government Revenue (all segments)
U.S. Air Force	60%	51%
NOAA	4	11
Other U.S. Government Users	14	12

Subtotal	78	74

Commercial Revenue (all segments)	22	26

Total	100%	100%

On a consolidated basis, revenue increased 35.7%, or $16.1 million, to $61.4 million for the six months ended March 31, 2006, from $45.3 million for the six months ended March 31, 2005. Revenue for the six-month periods ended March 31, 2006 and 2005 for each of the Company’s segments is shown in the following table:

Segment	Six Months Ended March 31,		Increase/ (Decrease)
	2006	2005
	(in thousands)	(in thousands)	(in thousands)
Revenue
Ground Systems – Government	$30,247	$20,502	$9,745

Ground Systems – Commercial
Command & Control	6,222	5,689	533
Newpoint	1,750	1,576	174
SAT	2,140	1,560	580
Intra-Segment Elimination	(236)	(228)	(8)

Ground Systems – Commercial	9,876	8,597	1,279

Space Communications Systems	23,141	15,362	7,779

Corporate
Product Group	2,723	1,875	848
Antenna	744	1,778	(1,034)
Other	567	627	(60)

Corporate	4,034	4,280	(246)

Elimination	(5,888)	(3,475)	(2,413)

Total Revenue	$61,410	$45,266	$16,144

Revenue increases in the Company’s Ground Systems - Government segment between the six months ended March 31, 2006 and 2005 primarily relate to increased sales from the Company’s contracts with the U.S. Air Force partially offset by revenue decreases from NOAA.

Revenue increases in the Company’s Ground Systems - Commercial segment resulted from increased backlog and increased product shipments to customers. SAT also benefited from approximately $300,000 of inter-company RAIDRS revenue during the current six-month period.

Revenue increases in the Company’s Space Communications Systems segment resulted from increased backlog and increased product shipments to customers. Further, current period revenues from Lumistar of approximately $4.4 million were incremental to the segment’s revenue totals for the six months ended March 31, 2006, as the Company did not acquire Lumistar until October 2005.

In the Company’s Corporate segment, the Product Group recorded increased license revenues between the periods being compared.

Antenna Division revenues declined approximately $1.0 million between the periods being compared because the Company has not been pursuing new business for this operation since the summer of 2004. The principal operating assets of the division were sold in November 2004 to LJT & Associates, Inc.

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

During the six months ended March 31, 2006, cost of revenue increased by 34.3%, or $10.6 million, compared to the same period during the prior year, increasing from $30.8 million during the six months ended March 31, 2005 to $41.3 million during the six months ended March 31, 2006. Gross margin increased by $5.8 million, or 40.4%, during the periods compared, increasing from $14.5 million for the six months ended March 31, 2005 to $20.3 million for the six month ended March 31, 2006. Cost of revenue and gross margin for the six months ended March 31, 2006 and 2005 for each of the Company’s segments are shown in the following table:

Segment	Six Months Ended March 31,		Increase/ (Decrease)
	2006	2005
	(in thousands)	(in thousands)	(in thousands)
Cost of Revenue
Ground Systems – Government	$24,717	$15,870	$8,847

Ground Systems – Commercial
Command & Control	4,745	4,393	352
Newpoint	807	781	26
SAT	1,044	1,063	(19)
Intra-Segment Elimination	(122)	(187)	65

Ground Systems – Commercial	6,474	6,050	424

Space Communications Systems	13,404	8,787	4,617

Corporate
Product Group	1,484	896	588
Antenna	588	2,022	(1,434)
Other	552	609	(57)

Corporate	2,624	3,527	(903)

Elimination	(5,868)	(3,435)	(2,433)

Total Cost of Revenue	$41,351	$30,799	$10,552

Gross Margin
Ground Systems – Government	$5,530	$4,632	$898

Ground Systems – Commercial
Command & Control	1,477	1,296	181
Newpoint	943	795	148
SAT	1,096	497	599
Intra-Segment Elimination	(114)	(41)	(73)

Ground Systems – Commercial	3,402	2,547	855

Space Communications Systems	9,737	6,575	3,162

Corporate
Product Group	1,239	979	260
Antenna	156	(244)	400
Other	15	18	(3)

Corporate	1,410	753	657

Elimination	(20)	(40)	20

Total Gross Margin	$20,059	$14,467	$5,592

The higher gross margin for the Company’s Ground Systems - Government segment during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 is primarily attributable to increased revenues and the elimination of certain losses on NOAA contracts. However, gross margin as a percentage of revenue for the Ground Systems - Government segment decreased from 22.6% for the six months ended March 31, 2005 to 18.3% for the six months ended March 31, 2006 principally as a result of a greater mix of low margin equipment and subcontracts costs in the segment’s cost of revenue mix during the period ended March 31, 2006. The RAIDRS contract in particular, is an equipment and subcontract intensive program, so this trend in relatively low gross margin rates for the Ground Systems Government segment is likely to continue in future periods.

The higher gross margin for the Company’s Ground Systems - Commercial segment during the six months ended March 31, 2006 compared to the six months ended March 31, 2005 primarily relates to increased revenue and the elimination of contract losses from SAT.

The Space Communications System segment experienced an increase in gross margin of approximately $3.2 million on increased revenue of $7.8 million. Approximately $1.8 million of the $3.2 million period-to-period increase is attributable to Lumistar.

In the Corporate segment, the Product Group experienced a higher gross margin of approximately $260,000 on a period-to-period basis because of increased license revenue. Antenna Division gross margin deficits from the six months ended March 31, 2005 were eliminated during the six-month period ended March 31, 2006.

Operating Expenses

Operating expenses for the six months ended March 31, 2006 and 2005 for each of the Company’s segments are shown in the following table:

Segment	Six Months Ended March 31,		Increase/ (Decrease)
	2006	2005
	(in thousands)	(in thousands)	(in thousands)
Operating Expenses
Ground Systems – Government	$2,989	$2,849	$140

Ground Systems – Commercial
Command & Control	746	925	(179)
Newpoint	706	708	(2)
SAT	653	988	(335)
Intra-Segment Elimination	(70)	(31)	(39)

Ground Systems – Commercial	2,035	2,590	(555)

Space Communications Systems	3,817	2,224	1,593

Corporate
Product Group	1,352	1,755	(403)
Antenna	35	82	(47)
Other	(22)	125	(147)

Corporate	1,365	1,962	(597)

Elimination	(21)	(58)	37

Total Operating Expenses	$10,185	$9,567	$618

Operating expenses in the Company’s Ground Systems - Government segment increased by approximately $140,000 for the six months ended March 31, 2006 compared to the six months ended March 31, 2005 principally due to increased legal and accounting expenses incurred to remain compliant with provisions of the Sarbanes-Oxley Act and related SEC regulations.

Operating expenses in the Company’s Ground Systems - Commercial segment decreased by approximately $560,000 for the six months ended March 31, 2006 compared to the six months ended March 31, 2005 due partly to a decreased allocation of corporate expenses in the segment’s Command & Control Division. More significantly, operating expenses at SAT were down approximately $340,000 during the periods being compared primarily related to lower R&D expenditures incurred during the current six-month period compared to the same six-month period last fiscal year and because of the elimination of product amortization expenses during the current period.

Operating expenses in the Space Communications Systems segment increased approximately $1.6 million during the current period compared to the first half of the last fiscal year. Approximately $440,000 of the increase is attributable to operating expenses from Lumistar, for which the Company recorded no operating expenses during the six months ended March 31, 2005. Increased R&D spending coupled with increased General & Administrative expenses at RT Logic accounted for most of the remaining increase in operating expenses from this segment.

Operating expenses in the Corporate segment decreased by approximately $600,000 principally due to the decreased selling expenses and product amortization costs in the Product Division.

Income from Operations

Income from operations for the six months ended March 31, 2006 and 2005 for each of the Company’s segments is shown in the following table:

Segment	Six Months Ended March 31,		Increase/ (Decrease)
	2006	2005
	(in thousands)	(in thousands)	(in thousands)
Income from Operations
Ground Systems – Government	$2,541	$1,783	$758

Ground Systems – Commercial
Command & Control	731	371	360
Newpoint	237	87	150
SAT	443	(491)	934
Intra-Segment Elimination	(44)	(10)	(34)

Ground Systems – Commercial	1,367	(43)	1,410

Space Communications Systems	5,920	4,351	1,569

Corporate
Product Group	(113)	(776)	663
Antenna	121	(326)	447
Other	37	(107)	144

Corporate	45	(1,209)	1,254

Elimination	1	18	(17)

Total Income from Operations	$9,874	$4,900	$4,974

Income from operations during the periods compared increased by approximately $760,000 in the Company’s Ground Systems - Government segment as a result of increased gross margins partially offset by increased operating expenses.

Income from operations during the periods compared increased by approximately $1.4 million in the Company’s Ground Systems - Commercial segment as a result of increased gross margins coupled with decreased operating expenses. SAT’s improved operating income results were responsible for more than $930,000 of the segment’s operating income increase.

The Space Communications Systems segment recorded increased income from operations of approximately $1.6 million principally due to gross margin increases resulting from increased sales partially offset by increased operating expenses. Included in current period income from operations was approximately $1.3 million contributed from Lumistar.

In the Corporate segment, the Product Group pared its operating loss by approximately $660,000 for the six months ended March 31, 2006. The improvement is primarily due to lower amortization expense coupled with increased license revenue. Although the Product Group recorded an operating loss for the first half of the fiscal year, a large portion of the revenue generated in its ground systems business (both Government and Commercial) is a result of its EPOCH IPS product line, which the Company believes distinctly and favorably distinguishes the Company from its competitors.

Operating losses in the Antenna Division were eliminated in the current six-month period.

In summary, all operating segments posted operating income during the current six-month period and all segments achieved operating income improvement during the six months ended March 31, 2006 compared to the six months ended March 31, 2005.

Other Income (Expense)

Other income increased between the periods being compared, primarily because of increased interest income.

Income Before Income Taxes/Net Income

Income before income taxes more than doubled for the six months ended March 31, 2006 compared to the six months ended March 31, 2005 principally due to increased operating income of approximately $5.0 million as described above combined with increased interest income.

The Company’s effective tax rate increased from 35.3% for the six months ended March 31, 2005 to 36.2% for the six months ended March 31, 2006 principally due to a lower percentage of tax exempt income compared to total income before income taxes in the current period.

As a result of the above, net income increased to approximately $6.6 million during the six months ended March 31, 2006 from $3.2 million during the six months ended March 31, 2005.

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

As disclosed in its Form 10-K for the fiscal year ended September 30, 2005, the Company was anticipating that operating results for fiscal year 2006 in its entirety will exceed results for fiscal year 2005 for revenue, operating income, net income and fully diluted earnings per common share by approximately 15%, 45%, 55% and 53% respectively. In terms of dollars, the Company was therefore anticipating targets for revenue, operating income, net income and fully diluted earnings per common share of $112.5 million, $14.3 million, $9.8 million and $.92 per share respectively.

Although the Company cannot provide any assurances as to the fiscal year 2006 forecasted results described above, the Company currently believes these results are more than achievable because:

•	The Company’s existing backlog in its Ground Systems - Government segment indicates growth in revenue and operating income.

•	The Company does not anticipate a significant fiscal year 2006 charge for non-recurring compensation related to stock options.

•	The Company does not anticipate fiscal year 2006 losses associated with its Antenna Division.

•	The Company believes that its acquisition of substantially all of the assets of Lumistar LLC will be immediately accretive to operating results.

During the first half of fiscal year 2006, the Company has already exceeded its results posted for fiscal year 2005 in its entirety for operating income, net income and earnings per share by 1%, 5% and 2% respectively. As a result of these record results, the Company is now increasing its targets for revenue, operating income, net income and earnings per share to $115.0 million, $17.0 million, $11.5 million and $1.04 per share respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company’s inception in 1982, it has been profitable on an annual basis and has generally financed its working capital needs through internally generated funds, supplemented by borrowings under the Company’s general line of credit facility with a commercial bank and the proceeds from the Company’s initial public offering in 1988. In June 1999, the Company supplemented its working capital position by raising approximately $19.7 million (net) through the private placement of approximately 1.2 million shares of its common stock. In February 2000, the Company raised an additional $40.9 million (net) for use in connection with potential acquisitions and other general corporate purposes through the private placement of 1.4 million additional shares of its common stock. With respect to the capital raised in the private placements, at March 31, 2006, $5.1 million was invested in variable rate State of Maryland debt securities, $13.0 was invested in Banc of America Securities LLC Auction Rate Securities, and $20.0 million was invested in Bank of America Preferred Funding Corporation “Dividends Received Eligible Auction Market” preferred stock (“DREAMS”).

For the six months ended March 31, 2006, operating activities provided the Company approximately $6.8 million of cash. The Company used approximately $10.9 million in investing activities and financing activities provided approximately $3.9 million. Included in the $10.9 million of investing activities is approximately $4.9 million for the acquisition of substantially all of the assets of Lumistar, LLC and $840,000 used for the purchase of fixed assets. The Company also repurchased approximately $890,000 of its Common Stock during the period.

The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company’s billed and unbilled accounts receivable, inventory, equipment, and insurance proceeds and has certain financial covenants, including minimum net worth and liquidity ratios. The Company had no balance outstanding at March 31, 2006 under the line of credit. The line of credit expires February 28, 2007.

The company also has access to a $2.0 million equipment lease line of credit that had a balance of approximately $6,400 at March 31, 2006. The outstanding balance is payable over a 2-month period and bears interest at a rate of 8.8% per annum.

On February 10, 2006, RT Logic Tract TT2, LLC (“Borrower”), a wholly-owned subsidiary of RT Logic, entered into a Construction Loan Agreement (the “Loan Agreement”) for an aggregate amount of $9 million for the purpose of financing the construction of a new 60,000 square foot office building in Colorado Springs, Colorado that will serve as the corporate headquarters for RT Logic. The Loan Agreement is further evidenced by a Promissory Note from Borrower dated February 10, 2006 in the principal sum of $9 million (the “Note”), which provides for interest at a variable rate equal to the prime rate reported in the Wall Street Journal from time to time during the term of the Note. RT Logic has guaranteed payment of the amounts due under the Note and the Loan Agreement. The loan had a balance of $2,745,490 as of March 31, 2006. The principal balance and any accrued and unpaid interest is due on February 10, 2007. Borrower may prepay the loan in whole or in part at any time without penalty.

The Company’s Board of Directors declared a cash dividend of $.05 per share to all stockholders of record as of close of business on March 2, 2006. The dividend was paid on March 29, 2006 in the amount of $546,060. In addition, the Company’s Board of Directors has declared a cash dividend of $.05 per share to all stockholders of record as of close of business on June 1, 2006. The dividend will be paid on or about June 28, 2006.

The Company currently anticipates that its current cash balances, amounts available under its lines of credit and net cash provided by operating activities will be sufficient to meet its working capital and other capital expenditure requirements for at least the next twelve months.

The Company believes that inflation did not have a material impact on the Company’s revenues or income from operations during the three months ended March 31, 2006 or in past fiscal years.

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

•	A significant portion of the Company’s revenue is derived from contracts or subcontracts funded by the U.S. Government, which are subject to termination without cause, government regulations and audits, competitive bidding, and the budget and funding process of the U.S. Government.

•	The presence of competitors with greater financial resources and their strategic response to the Company’s new services.

•	The potential obsolescence of the Company’s services due to the introduction of new technologies.

•	The response of customers to the Company’s marketing strategies and services.

•	The Company’s commercial contracts are subject to strict performance and other requirements.

•	The intense competition in the satellite ground system industry could harm the Company’s financial performance.

•	With respect to the Company’s acquisition strategy, integration of the companies and assets the Company has acquired or, if the Company is able to identify and acquire one or more businesses, may acquire, may be costly and may result in a decrease in the value of the Company’s common stock.

•	The Company may not have adequately assessed the risks inherent in the companies or assets it has acquired or correctly assessed the potential contribution of those companies or assets to its financial performance, and in the future the Company may not adequately assess the risks inherent in a particular acquisition candidate or correctly assess the candidate’s potential contribution to the Company’s financial performance.

•	The Company may need to divert more management resources to integration of an acquired business or assets than it planned, which may adversely affect its ability to pursue other more profitable activities.

•	The difficulties of integrating an acquired business or assets may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate backgrounds and combining different corporate cultures.

•	The Company may not eliminate as many redundant costs as it anticipated in selecting the companies or assets it has acquired or may acquire.

•	The companies or assets the Company has acquired or may acquire may have liabilities or adverse operating issues that the Company failed to discover through its diligence prior to the acquisition.

•	Changes in activity levels in the Company’s core markets.

•	The Company may not be able to effectively manage any continued growth.

•	The business is subject to risks associated with international transactions.

•	The Company depends upon intellectual property rights and risk having its rights infringed.

•	The estimated backlog is not necessarily indicative of revenues that will actually be realized under the contracts.

•	The Company’s quarterly operating results may vary significantly from quarter to quarter.

•	The market price of the Company’s common stock may be volatile.

•	The Company has measures in place that could impede the takeover of the Company or make it difficult for its stockholders to remove its board of directors or management.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While the Company currently does not have significant European operations, its customer base is expanding outside the U.S. and therefore certain contracts now and in the future will likely be denominated in currencies other than the U.S. dollar. As a result, the Company’s financial results could be affected by factors such as foreign currency exchange rates for contracts denominated in currencies other than the U.S. dollar. To mitigate the effect of changes in foreign currency exchange rates, the Company may hedge this risk by entering into forward foreign currency contracts. As of March 31, 2006, virtually all of the Company’s contracts were denominated in U.S. dollars, and the Company did not have any outstanding hedge agreements. As the Company enters into new foreign currency based contracts in the future, the Company may employ similar hedging contracts.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) On October 1, 2002, the Company acquired all of the issued and outstanding stock of RT Logic pursuant to an Agreement and Plan of Reorganization dated October 1, 2002 (the “Reorganization Agreement”) for an initial purchase price payable to the shareholders of RT Logic that included 683,870 shares of the Company’s common stock, par value $.01 per share. Pursuant to the terms of the Reorganization Agreement, in November 2002, the former shareholders of RT Logic received additional aggregate consideration that included 25,806 shares of the Company’s common stock. Pursuant to the Reorganization Agreement, in January 2004, the former shareholders of RT Logic received contingent purchase price with respect to the year ended September 30, 2003, that included 209,926 shares of the Company’s common stock. Pursuant to the Reorganization Agreement, in February 2005, the former shareholders of RT Logic received contingent purchase price with respect to the year ended September 30, 2004, that included 230,349 shares of the Company’s common stock and $4,186,369 in cash. Pursuant to the Reorganization Agreement, in January 2006, the former shareholders of RT Logic received contingent purchase price with respect to the year ended September 30, 2005, that included 171,396 shares of the Company’s common stock and $3,805,512 in cash. The Company relied on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 under Regulation D of the Securities Act for the exemption from registration of the sale of such shares.

The following is a table summarizing the Company’s purchases of its own equity securities during the three months ended March 31, 2006.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2006	20,800	$19.57	400,671	532,087
February 1 to February 28, 2006	6,600	$19.93	407,271	525,487
March 1 to March 31, 2006	—	—	407,271	525,487
Total	27,400	$19.66	407,271	525,487

(1)	On September 23, 2002, the Company announced a plan to repurchase up to 932,758 shares of its common stock. The stock repurchase program will be transacted over an indefinite period of time and purchases will be made as management and the Board of Directors deem prudent.

ITEM 6. EXHIBITS

Exhibits
3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2006).

3.2	Amended and Restated By-Laws of the Company, as amended by Amendment No. 1 to the Amended and Restated By-Laws of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed by the Company on March 22, 2006).

11.1	Computation of Per Share Earnings.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAL SYSTEMS, INC.
(Registrant)

Date: May 9, 2006	By:	/s/ THOMAS L. GOUGH
Thomas L. Gough
President

Date: May 9, 2006	By:	/s/ ELAINE M. BROWN
Elaine M. Brown
Executive Vice President &
Chief Financial Officer