Form 10-Q
period 2006-06-30
INTEGRAL SYSTEMS INC /MD/
filed 2006-08-08
CIK 718130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Yes  ☐    No  ☒

Registrant had 10,952,236 shares of common stock outstanding as of July 21, 2006.

INTEGRAL SYSTEMS, INC.

Item 1.	Financial Statements

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2006 and September 30, 2005

	June 30, 2006	September 30, 2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$28,346,042	$24,775,460
Marketable securities	38,120,000	32,716,000
Accounts receivable, net of allowance for doubtful accounts	15,162,051	19,162,918
Unbilled receivables	15,987,039	17,915,939
Employee and other receivables	178,555	87,655
Notes receivable	266,689	378,055
Prepaid expenses	795,920	585,740
Inventories	3,230,573	2,223,373
Income tax receivable	364,028	—
Deferred income tax	946,571	878,066

TOTAL CURRENT ASSETS	103,397,468	98,723,206
PROPERTY AND EQUIPMENT
Land	2,327,329	2,327,329
Building under construction	5,821,427	—
Electronic equipment	4,836,070	4,642,158
Furniture & fixtures	631,913	659,612
Leasehold improvements	1,764,434	1,706,393
Software purchases	732,510	808,520

Subtotal	16,113,683	10,144,012
Less: accumulated depreciation	4,517,795	4,240,409

NET PROPERTY AND EQUIPMENT	11,595,888	5,903,603
OTHER ASSETS
Notes receivable	107,500	267,708
Intangible assets, net	280,525	362,493
Goodwill	49,924,779	41,011,844
Software development costs, net	1,401,693	2,601,693
Deposits, deferred charges, and other	174,057	325,736

TOTAL OTHER ASSETS	51,888,554	44,569,474
TOTAL ASSETS	$166,881,910	$149,196,283

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2006 and September 30, 2005

	June 30, 2006	September 30, 2005
	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,746,032	$6,360,140
Accrued expenses	7,666,090	14,722,834
Capital leases payable	—	25,119
Billings in excess of revenue	9,961,572	7,088,015
Income taxes payable	—	188,285
Notes payable	5,669,640	—

TOTAL CURRENT LIABILITIES	29,043,334	28,384,393

LONG TERM LIABILITIES
Deferred income taxes	293,020	125,644

TOTAL LONG TERM LIABILITIES	293,020	125,644
STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value, 40,000,000 shares authorized, and 10,932,236 and 10,447,623 shares issued and outstanding at June 30, 2006 and September 30, 2005, respectively	109,322	104,476
Additional paid-in capital	103,188,193	91,963,338
Retained earnings	34,116,320	28,575,843
Accumulated other comprehensive income	131,721	42,589

TOTAL STOCKHOLDERS’ EQUITY	137,545,556	120,686,246

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$166,881,910	$149,196,283

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenue	$27,415,992	$25,378,591	$88,825,652	$70,644,893
Cost of Revenue
Direct labor	6,338,185	5,918,188	18,415,060	16,073,603
Overhead costs	5,035,946	4,726,979	14,975,996	13,016,367
Travel and other direct costs	476,633	568,555	1,630,122	1,738,271
Direct equipment & subcontracts	6,350,081	6,819,565	24,530,958	18,004,785

Total Cost of Revenue	18,200,845	18,033,287	59,552,136	48,833,026

Gross Margin	9,215,147	7,345,304	29,273,516	21,811,867
Selling, general & administrative	4,156,912	3,383,394	11,449,816	10,268,346
Research & development	563,236	618,852	2,149,569	1,871,850
Stock based compensation cost	130,042	—	256,758	—
Product amortization	400,000	645,409	1,200,000	1,936,225
Intangible asset amortization	104,262	68,750	483,028	206,250

Income From Operations	3,860,695	2,628,899	13,734,345	7,529,196
Other Income (Expense)
Interest income	530,321	347,644	1,315,759	818,871
Interest expense	(5,780)	(1,138)	(7,779)	(4,211)
Gain (Loss) on sale of marketable securities	—	—	—	49,997
Miscellaneous, net	(45,123)	(105,180)	(333,687)	(525,237)

Total Other Income	479,418	241,326	974,293	339,420
Income Before Income Tax	4,340,113	2,870,225	14,708,638	7,868,616
Provision for Income Taxes	1,589,532	1,006,575	5,343,947	2,770,109

Net Income	$2,750,581	$1,863,650	$9,364,691	$5,098,507

Weighted Avg. Number of Common Shares:
Basic	11,026,439	10,392,973	10,857,121	10,232,203
Diluted	11,221,116	10,629,952	10,993,572	10,424,185
Earnings per Share (Basic)	$0.25	$0.18	$0.86	$0.50
Earnings per Share (Diluted)	$0.25	$0.18	$0.85	$0.49
Cash Dividends per Share	$0.05	$0.04	$0.15	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2006

(Unaudited)

	Number of Shares	Common Stock At Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance September 30, 2005	10,447,623	$104,476	$91,963,338	$28,575,843	$42,589	$120,686,246
Net income	—	—	—	9,364,691	—	9,364,691
Effect of currency translation	—	—	—	—	89,132	89,132

Total Comprehensive Income	—	—	—	9,364,691	89,132	9,453,823
Repurchased shares	(45,900)	(459)	(388,183)	(503,691)		(892,333)
Shares issued to acquire net assets of Lumistar LLC	224,931	2,249	4,732,099	—	—	4,734,348
Repurchased Lumistar LLC shares	(224,931)	(2,249)	(4,732,099)	(1,678,435)		(6,412,783)
Shares issued for FY05 RT Logic earnout	171,396	1,714	3,803,791	—	—	3,805,505
Stock options exercised	359,117	3,591	6,783,939	—	—	6,787,530
Declared dividends	—	—	—	(1,642,088)	—	(1,642,088)
Stock option compensation cost	—	—	256,758	—	—	256,758
Tax benefit of stock options exercised	—	—	768,550	—	—	768,550

Balance June 30, 2006	10,932,236	$109,322	$103,188,193	$34,116,320	$131,721	$137,545,556

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended June 30, 2006 and 2005

(Unaudited)

	For the Nine Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$9,364,691	$5,098,507
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition
Depreciation and amortization	3,075,553	3,328,093
Reserve for doubtful accounts	4,375	(20,000)
Stock option compensation costs	256,758	—
Gain on sale of marketable securities	—	(49,997)
Loss on disposal of fixed assets	—	40,395
Changes in operating assets and liabilities, net:
Accounts receivable and other receivables	7,262,119	2,548,296
Prepaid expenses, deposits, and deferred charges	(48,501)	113,619
Inventories	(271,863)	(1,130,256)
Accounts payable	(2,304,430)	929,035
Accrued expenses	(3,604,159)	(3,254,325)
Billings in excess of revenue	2,873,557	2,167,816
Income taxes payable, net	315,108	(1,405,636)

Total adjustments	7,558,517	3,267,040

Net cash provided by operating activities, net of effects of acquisition	16,923,208	8,365,547

Cash flows from investing activities:
Purchase of marketable securities	(20,000,000)	—
Sale of marketable securities	14,596,000	1,135,983
Issuance of Notes Receivable	—	(54,906)
Proceeds from collections on notes receivable	271,574	139,605
Acquisition of fixed assets	(1,050,000)	(1,207,258)
Building under construction	(5,821,427)	—
Acquisition of Lumistar, LLC, including cash, 224,931 shares of common stock valued at $4,734,348, and $79,647 of acquisition costs	(4,922,752)	—
Software development costs	—	(591,451)

Net cash used in investing activities	(16,926,605)	(578,027)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,787,530	4,428,735
Stock repurchases	(892,333)	(145,470)
Lumistar stock repurchase	(6,412,783)	—
Dividend payments	(1,642,088)	(1,234,818)
Notes Payable proceeds	5,669,640	—
Capital lease obligation payments	(25,119)	(26,059)

Net cash provided by financing activities	3,484,847	3,022,388

Effect of currency translations	89,132	(39,319)
Net (decrease) increase in cash	3,481,450	10,809,908
Cash – beginning of year	24,775,460	18,198,832

Cash - end of period	$28,346,042	$28,969,421

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

On October 3, 2005, Lumistar, Inc. (the “Acquisition Subsidiary”), a newly-formed subsidiary of RT Logic, a subsidiary of the Company, acquired substantially all of the assets of Lumistar, LLC, a California limited liability company (the “Seller”) relating to the Seller’s business of providing system level and board level telemetry acquisition products (the “Business”) pursuant to an Asset Purchase Agreement dated as of October 3, 2005 by and among the Company, RT Logic, the Acquisition Subsidiary, the Seller and certain members of the Seller. The primary reason for acquiring Lumistar was to expand the Company’s existing products to Lumistar’s client base. The initial purchase price was approximately $10 million, including cash paid of approximately $5 million and 224,931 shares of the Company’s common stock at an estimated value of approximately $5 million. During November 2005, the Company recorded a $423,000 reduction in goodwill resulting from a $266,000 adjustment in the value of the 224,931 shares of common stock issued to the Seller as well as a $157,000 purchase price adjustment that was paid to the Company from funds escrowed after closing. For purposes of the financial statements, the value of the 224,931 shares of common stock was determined based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced. The number of common shares issued to the Seller at the closing was determined based on the average closing price per share of the Company’s common stock over the 30-day period ending on September 30, 2005. For purposes of the financial statements, the adjusted purchase price was $9,577,453, including cash paid of $4,843,105 and the Company’s common stock at a value of $4,734,348. The acquisition was accounted for using the purchase method of accounting under the guidance in FASB Statement 141, Business Combinations. Accordingly, operating results have been consolidated since October 3, 2005 and the initial purchase price has been allocated to assets acquired and liabilities assumed as follows:

Current assets	$2,162,964
Property and equipment	213,383
Goodwill	8,833,289
Intangibles	401,059
Other assets	10,000

Total assets acquired	11,620,695
Less: Current liabilities	2,043,242

Net assets acquired	$9,577,453

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

2.	Acquisition of Net Assets of Lumistar, LLC (continued)

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

On June 23, 2006, the Company entered into a Stock Repurchase Agreement (the “Repurchase Agreement”) with the Seller pursuant to which the Company repurchased from the Seller 224,931 shares of Common Stock of the Company, par value $.01 per share, issued to the Seller in connection with the acquisition of the Business (the “Shares”) for an aggregate cash amount of $6,412,782.81 (the “Purchase Price”). The Purchase Price was based on a per share price of $28.51, which was calculated as the thirty-day average closing price of the Shares for the 30 trading days preceding June 9, 2006, the date on which the Company’s Board of Directors approved the repurchase of the Shares. The Repurchase Agreement contains certain customary representations, warranties and indemnification obligations of the parties.

3.	Accounts Receivable

Accounts receivable at June 30, 2006 and September 30, 2005 consist of the following:

	June 30, 2006	Sept. 30, 2005
Billed	$15,306,426	$19,302,918
Allowance	(144,375)	(140,000)
Unbilled	15,987,039	17,915,939
Other	178,555	87,655

Total	$31,327,645	$37,166,512

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

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

3.	Accounts Receivable (continued)

In June 2004 and May 2005, the Company filed claims in the amount of approximately $1.8 million and $319,000, respectively, against National Oceanic and Atmospheric Administration (“NOAA”). The claims arose under a contract from NOAA to provide the Data Collection System Automated Processing System II (DAPS-II System). The Company had submitted appeals to the General Services Board of Contract Appeals (“GSBCA”) related to these claims. In August 2005, the Company filed another claim against NOAA in the amount of $135,000. This claim arose under a contract from NOAA to perform software and hardware upgrades on NOAA’s Polar Acquisition and Control Subsystem. On March 1, 2006, a settlement agreement was executed with NOAA which added approximately $1.4 million to the DAPS II contract in settlement of the Company’s outstanding claims. The Company received payment for these claims in April 2006.

4.	Inventories

Inventories are priced at the lower of cost or market using the first in, first-out (FIFO) method of accounting. Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined. Inventories at June 30, 2006 and September 30, 2005 consist of the following:

	June 30, 2006	Sept. 30, 2005
Finished Goods	$2,145,729	$2,004,158
Work in process	—	—
Raw Materials	1,084,844	219,215

Total	$3,230,573	$2,223,373

5.	Property and Equipment

Included in property in equipment at June 30, 2006 is $5,821,427 in capitalized costs incurred during 2006 in connection with the construction of an office building in Colorado that will serve as the headquarters for our wholly owned subsidiary, RT Logic. This construction project was financed by a loan as further described in Note 7. The building, which is expected to be completed in August 2006 will begin being depreciated when it is placed in service.

6.	Line of Credit

The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company’s billed and unbilled accounts receivable, inventory, equipment, and insurance proceeds and has certain financial covenants, including minimum net worth and liquidity ratios. The Company had no balance outstanding at June 30, 2006 under the line of credit. The line of credit expires on February 28, 2007.

7.	Capital Leases and Notes Payable

The Company also has access to a $2.0 million equipment lease line of credit bearing interest at a rate of 8.8% per annum. The Company had no balance outstanding under the line of credit at June 30, 2006.

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

7.	Capital Leases and Notes Payable (continued)

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

At June 30, 2006 the interest rate was 8.25% and the balance outstanding under the Note and the Loan Agreement was $5,669,640. The Company intends to prepay the Note in full in September 2006.

8.	Capitalization of Interest Cost

As discussed in Note 7, RT Logic Tract TT2, LLC entered into a Construction Loan Agreement in the amount of $9.0 million for the construction of a new 60,000 square foot facility that will become the headquarters for RT Logic. Upon completion, the new Building asset will be placed into service and depreciated over its useful life. In accordance with FASB Statement No. 34, “Capitalization of Interest Cost”, the Company capitalized interest of approximately $114,800 at June 30, 2006 recognized on the borrowings.

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

9.	Stock-Based Compensation

Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R requires compensation costs related to share-based payments, including stock options, to be recognized in the Consolidated Statement of Operations based on their fair values. The expense is recognized over the requisite service period of the award. The Company previously recognized expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”). Accordingly, compensation expense was recognized for the excess, if any, of the stock price on the grant date over the option exercise price. No compensation expense was recorded under APB 25 for awards granted under the Company’s employee stock option plan as all options issued had exercise prices at least equal to the fair value of the stock on the grant date. The pro forma effects upon net income and earnings per share for stock options for the respective periods in 2005 are disclosed below per FASB Statement No. 123, “Accounting for Stock-Based Compensation.” The Company adopted the modified prospective application in implementing SFAS 123R. Under this transition method compensation costs recognized in fiscal year 2006 include the cost for all share based awards granted prior to October 1, 2005 which had not yet vested as of that date. The expense is based on the grant-date fair value of these awards as calculated for pro forma disclosures under FASB Statement No. 123 and uses the Black-Scholes valuation model. The expense for share-based awards granted on or after October 1, 2005 represent the grant-date fair value of the options calculated in accordance with the provisions of SFAS 123R and use the Black-Scholes valuation model. In using the modified prospective application, prior interim period financial statements were not adjusted to show the effect of compensation costs and the related tax effects as though they had been accounted for using FASB Statement No. 123.

As a result of adopting SFAS 123R the Company included approximately $130,000 and $257,000 of share-based compensation expense in the Consolidated Statements of Operations for the three and nine month periods ended June 30, 2006. The Company recognized a tax benefit related to its share based compensation in the amount of approximately $80,500 in the three and nine month periods ended June 30, 2006. The following table shows the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in the periods prior to the adoption of SFAS No. 123R, and the actual effects on net income and earnings per share for the periods subsequent to the adoption of SFAS No. 123R:

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

9.	Stock-Based Compensation (continued)

	Three Months Ended June 30		Nine Months Ended June 30
	2006	2005	2006	2005
Net income, as reported	$2,750,581	$1,863,650	$9,364,691	$5,098,507
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax effects of $47,627 and $199,319 for the three months ended and $93,286 and $657,155 for the nine months ended	(82,415)	(386,914)	(163,473)	(1,275,654)
Add: Stock-based employee compensation included in net income, net of tax effects of $47,627 and $0 for the three months ended and $93,286 and $0 for the nine months ended	82,415	—	163,473	—
Pro forma net income	$2,750,581	$1,476,736	$9,364,691	$3,822,853
Earnings per share:
As reported - basic	$0.25	$0.18	$0.86	$0.50
- diluted	$0.25	$0.18	$0.85	$0.49
Pro forma - basic	$0.25	$0.14	$0.86	$0.37
- diluted	$0.25	$0.14	$0.85	$0.37

Cash received from the exercise of options under all Company Stock Option Plans for the nine months ending June 30, 2006 and 2005 was $6,787,530 and $4,428,735 respectively. The Company currently plans to satisfy future stock option exercises under these plans with registered shares available to be issued.

Effective May 1, 2002, the Company established the 2002 Stock Option Plan, which was amended and restated on May 1, 2005, to create additional incentives for the Company’s employees, consultants and directors to promote the financial success of the Company. The Stock Option Committee of the Board of Directors has sole authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock under this plan. The maximum number of shares of common stock that may be issued pursuant to the Amended and Restated 2002 Stock Option Plan is 1,150,000. The exercise price of each option is set at the stock’s closing price on the date the option is granted by the Stock Option Committee of the Board of Directors. Options expire no later than ten years from the date of grant (five years for greater-than-10% owners) or three months after employment ceases, whichever occurs first, and vest from one to five years.

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

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

9.	Stock-Based Compensation (continued)

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

The following table summarizes the Company’s activity for all of its stock option awards during the nine months ended June 30, 2006:

	Shares	Weighted Average Exercise Prices
Options outstanding September 30, 2005	1,038,490	$19.43
Granted	193,025	$27.17
Exercised	(359,117)	$18.90
Cancelled	(12,300)	$17.97

Options outstanding June 30, 2006	860,098	$21.40

The following table summarizes additional information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$15.00 – 19.99	378,358	3.13 Years	$18.56	374,564	$18.56
$20.00 – 28.00	481,740	3.01 Years	$23.64	304,340	$21.31

	860,098	3.06 Years	$21.40	678,904	$19.78

The weighted-average grant date fair value of options which were granted during the nine months ended June 30, 2006 and 2005 was $8.47 and $8.90, respectively. The fair value of the options granted was estimated on the date of the grant using the Black-Scholes options pricing model. The following table shows the assumptions used for the grants that occurred in each nine month period.

	2006	2005
Expected volatility	33.59%	46.01%
Risk free interest rate	4.80%	3.81%
Dividend yield	.68%	.68%
Expected lives	3.86 years	5.00 years

As of June 30, 2006, there was $1,407,136 of unrecognized compensation expense related to remaining non-vested stock options that will be recognized over a weighted average period of 3.02 years. The total fair value of options which vested during the nine month period ending June 30, 2006 and 2005 was $131,912 and $2,276,975, respectively.

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

10.	Recent Accounting Pronouncements

In 2004, the Emerging Issues Task Force reached consensus on Issue No. 03-1, The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments (“EITF 03-1”), to provide detailed guidance on when an investment is considered impaired, whether an impairment is other-than-temporary, how to measure an impairment loss and disclosures related to impaired securities. In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS Nos. 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (the “FSP”), which was effective for the Company January 1, 2006. The FSP supersedes EITF 03-1 with certain sections of EITF 03-1 nullified and certain sections generally carried forward. The adoption of the FSP did not have a significant impact on the Company’s consolidated financial position or results of operations.

11.	Business Segment Information

The Company is organized into four reportable segments as follows:

•	Ground Systems - Government

•	Ground Systems - Commercial

•	Space Communications Systems

•	Corporate

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

The Space Communications Systems segment includes the Company’s wholly owned subsidiary, RT Logic (RT), which designs and builds satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories and range operations. The segment also includes the Company’s recently acquired (October 3, 2005) wholly owned and indirect subsidiary, Lumistar. Lumistar provides system level and board level telemetry products.

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

11.	Business Segment Information (continued)

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

The Company evaluates the performance of each segment based on operating income. There are no inter-segment allocations of overhead.

Summarized financial information by business segment is as follows:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
Revenue
Ground Systems–Government	$13,573,734	$12,596,099	$43,820,562	$33,097,759
Ground Systems–Government intersegment	—	—	—	—
Ground Systems–Commercial	4,392,733	4,862,193	13,819,362	13,305,411
Ground Systems–Commercial intersegment	409,477	128,116	858,950	281,515
Space Communication Systems	9,035,800	7,228,607	29,350,419	21,076,378
Space Communication Systems intersegment	1,740,034	901,184	4,566,007	2,415,866
Corporate	468,451	691,692	1,890,036	3,165,345
Corporate intersegment	803,101	847,417	3,415,570	2,653,989
Elimination of intersegment sales	(3,007,338)	(1,876,717)	(8,895,254)	(5,351,370)

Total Revenue	$27,415,992	$25,378,591	$88,825,652	$70,644,893

Operating Income
Ground Systems–Government	$1,057,066	$980,313	$3,598,359	$2,763,634
Ground Systems–Government intersegment	—	—	—	—
Ground Systems–Commercial	777,252	419,527	2,144,563	392,675
Ground Systems–Commercial intersegment	110	(6,134)	110	(22,264)
Space Communication Systems	2,545,905	2,349,173	8,465,501	6,692,232
Space Communication Systems intersegment	—	(6,100)	—	1,193
Corporate	(519,528)	(1,120,114)	(474,078)	(2,319,345)
Corporate intersegment	(1,154)	(422)	(2,067)	(10,450)
Elimination of intersegment Operating Income	1,044	12,656	1,957	31,521

Total Operating Income	$3,860,695	$2,628,899	$13,734,345	$7,529,196
Interest Income	530,321	347,644	1,315,759	818,871
Interest and Other Expense	(53,603)	(76,740)	(387,661)	(440,516)
Intersegment Eliminations	2,700	(29,578)	46,195	(38,935)

Total Income Before Income Taxes	$4,340,113	$2,870,225	$14,708,638	$7,868,616

Asset information for the Company’s segments at June 30, 2006 and September 30, 2005 is shown in the following table. As discussed in Note 2, the acquisition of Lumistar, LLC during the first quarter of 2006 added $11,620,695 of assets to the Space Communications Systems segment, including $8,833,289 of goodwill and $401,059 of intangible assets.

INTEGRAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

11.	Business Segment Information (continued)

	June 30, 2006	September 30, 2005
Total Assets
Ground Systems–Government	$17,454,745	$19,883,124
Ground Systems–Commercial	11,167,824	12,201,723
Space Communication Systems	79,896,115	60,781,553
Corporate	86,853,751	73,970,145
Elimination of intersegment accounts receivable	(28,490,525)	(17,640,262)

Total Assets	$166,881,910	$149,196,283

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Accounting Pronouncements

In 2004, the Emerging Issues Task Force reached consensus on Issue No. 03-1, The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments (“EITF 03-1”), to provide detailed guidance on when an investment is considered impaired, whether an impairment is other-than-temporary, how to measure an impairment loss and disclosures related to impaired securities. In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS Nos. 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (the “FSP”), which was effective for the Company January 1, 2006. The FSP supersedes EITF 03-1 with certain sections of EITF 03-1 nullified and certain sections generally carried forward. The adoption of the FSP did not have a significant impact on the Company’s consolidated financial position or results of operations.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Results of Operations

The components of the Company’s income statement as a percentage of revenue are depicted in the following table for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006	% of Revenue	2005	% of Revenue
	(in thousands)		(in thousands)
Revenue	$27,416	100.0	$25,379	100.0
Cost of Revenue	18,201	66.4	18,034	71.1

Gross Margin	9,215	33.6	7,345	28.9
Operating Expenses
Selling, General & Admin. (SG&A)	4,157	15.2	3,383	13.3
Research and Development	563	2.1	619	2.4
Stock Based Compensation Cost	130	0.5	—	—
Product Amortization	400	1.3	645	2.5
Amortization-Intangible Assets	104	0.4	69	0.3

Income from Operations	3,861	14.1	2,629	10.4
Other Income (Expense) (net)	479	1.7	241	0.9

Income Before Income Taxes	4,340	15.8	2,870	11.3
Income Taxes	1,589	5.8	1,006	4.0

Net Income	$2,751	10.0	$1,864	7.3

Revenue

The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts that are funded by the U.S. Government as well as commercial and international organizations.

For the three months ended June 30, 2006 and 2005, the Company’s revenues were generated from the following sources:

	Three Months Ended June 30,
Revenue Type	2006	2005
U.S. Government Revenue (all segments)
U.S. Air Force	55%	58%
NOAA	8	6
Other U.S. Government Users	19	12

Subtotal	82	76
Commercial Revenue (all segments)	18	24

Total	100%	100%

On a consolidated basis, revenue increased 8.0%, or $2.0 million, to $27.4 million for the three months ended June 30, 2006, from $25.4 million for the three months ended June 30, 2005. Revenue for the three-month periods ended June 30, 2006 and 2005 for each of the Company’s segments is shown in the following table:

	Three Months Ended June 30,		Increase/ (Decrease)
Segment	2006	2005
	(in thousands)	(in thousands)	(in thousands)
Revenue
Ground Systems – Government	$13,574	$12,596	$978
Ground Systems – Commercial
Command & Control	3,306	3,157	149
Newpoint	781	914	(133)
SAT	909	1,173	(264)
Intra-Segment Elimination	(194)	(254)	60

Ground Systems – Commercial	4,802	4,990	(188)

Space Communications Systems	10,775	8,130	2,645
Corporate
Product Group	998	851	147
Antenna	68	322	(254)
Other	206	366	(160)

Corporate	1,272	1,539	(267)

Elimination	(3,007)	(1,876)	(1,131)

Total Revenue	$27,416	$25,379	$2,037

Revenue increases in the Company’s Ground Systems - Government segment between the three months ended June 30, 2006 and 2005 primarily relate to increased revenues from the U.S. Air Force. The Company’s RAIDRS contract with the U.S. Air Force, which was awarded in February 2005, was responsible for almost one-half of the revenue increase, while revenue increases from NOAA contracts comprised most of the remaining revenue increase.

Revenue decreases for the Company’s Ground Systems - Commercial segment principally resulted from decreased third party equipment shipment to customers at SAT and Newpoint. Despite the lower quarter-to-quarter revenues, all operating units of the segment recorded increased operating income as the revenue that was recorded had a higher percentage of highly profitable license content.

Revenue increases for the Company’s Space Communications Systems segment resulted from increased backlog and increased product shipments to customers. Further, current period revenues from Lumistar of approximately $1.3 million were incremental to the segment’s revenue totals for the three months ended June 30, 2006, as the Company did not acquire Lumistar until October 2005.

In the Company’s Corporate segment, the Product Group recorded increased license revenues of approximately $130,000 between the periods being compared, accounting for most of the period to period revenue increase for that unit.

Antenna Division revenues declined approximately $250,000 between the periods being compared because the Company has not been pursuing new business for this operation since the summer of 2004. The principal operating assets of the division were sold in November 2004 to LJT & Associates, Inc. Revenues for the Antenna Division are expected to continue to decline throughout the fiscal year as the Division’s residual contracts are completed.

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

During the three months ended June 30, 2006, cost of revenue increased by 0.9%, or $200,000, compared to the same period during the prior year, increasing from $18.0 million during the three months ended June 30, 2005 to $18.2 million during the three months ended June 30, 2006. Gross margin increased from $7.3 million to $9.2 million, an increase of $1.9 million or 25.5%, during the periods being compared.

Cost of revenue and gross margin for the three months ended June 30, 2006 and 2005 for each of the Company’s segments are shown in the following table:

	Three Months Ended June 30,		Increase/ (Decrease)
Segment	2006	2005
	(in thousands)	(in thousands)	(in thousands)
Cost of Revenue
Ground Systems – Government	$10,797	$10,254	$543
Ground Systems – Commercial
Command & Control	2,299	2,455	(156)
Newpoint	363	477	(114)
SAT	397	691	(294)
Intra-Segment Elimination	(151)	(249)	98

Ground Systems – Commercial	2,908	3,374	(466)

Space Communications Systems	6,399	4,388	2,011
Corporate
Product Group	780	836	(56)
Antenna	119	703	(584)
Other	193	351	(158)

Corporate	1,092	1,890	(798)

Elimination	(2,995)	(1,872)	(1,123)

Total Cost of Revenue	$18,201	$18,034	$167

Gross Margin
Ground Systems – Government	$2,777	$2,342	$435
Ground Systems – Commercial
Command & Control	1,007	702	305
Newpoint	418	437	(19)
SAT	512	482	30
Intra-Segment Elimination	(43)	(5)	(38)

Ground Systems – Commercial	1,894	1,616	278

Space Communications Systems	4,376	3,742	634
Corporate
Product Group	218	15	203
Antenna	(51)	(381)	330
Other	13	15	(2)

Corporate	180	(351)	531

Elimination	(12)	(4)	(8)

Total Gross Margin	$9,215	$7,345	$1,870

The higher gross margin for the Company’s Ground Systems - Government segment during the three months ended June 30, 2006 compared to the three months ended June 30, 2005 is primarily attributable to increased revenues. Further, the segment experienced improved gross margins on its business with NOAA in general and was also able to eliminate the loss incurred on one specific NOAA contract. Gross margin as a percentage of revenue for the Ground Systems - Government segment increased from 18.6% for the three months ended June 30, 2005 to 20.5 % for the three months ended June 30, 2006 principally as a result of the NOAA margin improvements.

The higher gross margin for the Company’s Ground Systems - Commercial segment during the three months ended June 30, 2006 compared to the three months ended June 30, 2005 primarily relates to increased revenue and improved operating efficiencies in the segment’s Command & Control unit. Despite $260,000 of lower revenues, SAT was able to modestly increase gross margin for the current quarter, while Newpoint experienced a relatively small decline in gross margins on decreased revenues of approximately $130,000 on a period-to-period basis.

The Space Communications System segment experienced an increase in gross margin of approximately $630,000 on increased revenue of $2.6 million. Approximately $480,000 of the $630,000 quarter to quarter increase is attributable to Lumistar.

In the Corporate segment, the Product Group experienced a higher gross margin of approximately $200,000 on a period-to-period basis because of increased license revenue. Antenna Division gross margin deficits from the three months ended June 30, 2005 were largely eliminated during the three-month period ended June 30, 2006.

Operating Expenses

Operating expenses for the three months ended June 30, 2006 and 2005 for each of the Company’s segments are shown in the following table:

	Three Months Ended June 30,		Increase/ (Decrease)
Segment	2006	2005
	(in thousands)	(in thousands)	(in thousands)
Operating Expenses
Ground Systems – Government	$1,720	$1,361	$359
Ground Systems – Commercial
Command & Control	439	342	97
Newpoint	346	411	(65)
SAT	371	472	(101)
Intra-Segment Elimination	(39)	(22)	(17)

Ground Systems – Commercial	1,117	1,203	(86)

Space Communications Systems	1,830	1,399	431
Corporate
Product Group	680	799	(119)
Antenna	18	18	—
Other	3	(47)	50

Corporate	701	770	(69)

Elimination	(13)	(17)	4

Total Operating Expenses	$5,355	$4,716	$639

Operating expenses in the Company’s Ground Systems—Government segment increased by approximately $360,000 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 principally due to increased legal expenses incurred to remain compliant with provisions of the Sarbanes-Oxley Act and related Securities and Exchange Commission (“SEC”) regulations. Operating expenses in this segment also increased due to added expenses associated with the Company’s previously announced strategy of exploring strategic options, including the possible sale of the business itself.

Operating expenses in the Company’s Ground Systems—Commercial segment decreased by approximately $90,000 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 principally due to decreased operating expenses at SAT. Operating expenses at SAT declined approximately $100,000 during the periods being compared primarily because of lower R&D expenditures incurred during the current three-month period compared to the same three-month period during the last fiscal year and because of the elimination of product amortization expenses during the current period. Operating expenses at Newpoint also decreased by approximately $70,000 during the three months ended June 30, 2006 compared to June 30, 2005 due to lower selling expenses and the elimination of intangible asset amortization. The operating expense declines from SAT and Newpoint were partially offset by increased operating expenses in the segment’s Command & Control unit, which increased primarily because of an increased allocation of corporate expenses.

Operating expenses in the Space Communications Systems segment increased approximately $430,000 during the current period compared to the third quarter of the last fiscal year. Approximately $140,000 of the increase is attributable to operating expenses from Lumistar, for which the Company recorded no operating expenses during the three months ended June 30, 2005. Increased selling expenses coupled with increased General & Administrative expenses at RT Logic accounted for most of the remaining increase in operating expenses from this segment.

Operating expenses in the Corporate segment decreased by approximately $120,000 principally due to the decreased product amortization costs in the Product Division.

Stock based compensation cost of approximately $130,000 recorded for the three months ended June 30, 2006 did not occur during the three months ended June 30, 2005. This line item of expense is classified with operating expenses in the Corporate segment and during the current three month period was more than offset with state income tax credits that were reclassified from the Company’s General & Administrative cost pool to income tax expense for financial statement reporting purposes.

Income from Operations

Income from operations for the three months ended June 30, 2006 and 2005 for each of the Company’s segments is shown in the following table:

	Three Months Ended June 30,		Increase/ (Decrease)
Segment	2006	2005
	(in thousands)	(in thousands)	(in thousands)
Income from Operations
Ground Systems – Government	$1,057	$981	$76
Ground Systems – Commercial
Command & Control	568	360	208
Newpoint	72	26	46
SAT	141	10	131
Intra-Segment Elimination	(4)	17	(21)

Ground Systems – Commercial	777	413	364

Space Communications Systems	2,546	2,343	203
Corporate
Product Group	(462)	(784)	322
Antenna	(68)	(399)	331
Other	10	62	(52)

Corporate	(520)	(1,121)	601

Elimination	1	13	(12)

Total Income from Operations	$3,861	$2,629	$1,232

Income from operations during the periods compared increased by approximately $80,000 in the Company’s Ground Systems - Government segment as a result of increased gross margins partially offset by increased operating expenses.

Income from operations during the periods compared increased by approximately $360,000 in the Company’s Ground Systems - Commercial segment as a result of improved gross margin in the Command and Control division combined with decreased operating expenses at SAT and Newpoint.

The Space Communications Systems segment recorded increased income from operations of approximately $200,000 principally due to gross margin increases resulting from increased sales partially offset by increased operating expenses. Included in current period income from operations was approximately $340,000 contributed from Lumistar.

In the Corporate segment, the Product Group had an operating loss of approximately $460,000 for the three months ended June 30, 2006 compared to an operating loss of approximately $780,000 for the three months ended June 30, 2005. The improvement is primarily due to lower amortization expense coupled with increased license revenue. Operating losses in the Antenna Division were significantly reduced in the current three-month period.

In summary, all operating segments posted operating income during the current three month period (excluding the Corporate segment which is not considered an operating segment and which recorded an operating loss of $520,000) and all segments (including the Corporate segment) achieved operating income improvement during the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

Other Income (Expense)

Other income increased approximately $240,000 between the quarters being compared, primarily because of increased interest income.

Income Before Income Taxes/Net Income

Income before income taxes increased approximately 51.2% during the three months ended June 30, 2006 compared to the amounts posted during the second quarter of last fiscal year, primarily as a result of improved operating income as discussed above.

The Company’s effective tax rate increased from 35.1% for the three months ended June 30, 2005 to 36.6% for the three months ended June 30, 2006 principally due to income generated in states with higher income tax percentages than the percentages recorded during the three months ended June 30, 2005. The Company’s marginal income tax rate for Federal income taxes also increased during the current three month period.

As a result of the above, net income increased to approximately $2.8 million during the three months ended June 30, 2006 from $1.9 million during the three months ended June 30, 2005.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005

Results of Operations

The components of the Company’s income statement as a percentage of revenue are depicted in the following table for the nine months ended June 30, 2006 and 2005:

	Nine Months Ended June 30,
	2006	% of Revenue	2005	% of Revenue
	(in thousands)		(in thousands)
Revenue	$88,826	100.0	$70,645	100.0
Cost of Revenue	59,552	67.0	48,833	69.1

Gross Margin	29,274	33.0	21,812	30.9
Operating Expenses
Selling, General & Admin. (SG&A)	11,450	12.9	10,269	14.5
Research and Development	2,150	2.4	1,872	2.6
Stock Based Compensation Cost	257	0.3	—	—
Product Amortization	1,200	1.4	1,936	2.7
Amortization-Intangible Assets	483	0.5	206	0.4

Income from Operations	13,734	15.5	7,529	10.7
Other Income (Expense) (net)	975	1.1	340	0.4

Income Before Income Taxes	14,709	16.6	7,869	11.1
Income Taxes	5,344	6.1	2,770	3.9

Net Income	$9,365	10.5	$5,099	7.2

Revenue

The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts that are funded by the U.S. Government as well as commercial and international organizations.

For the nine months ended June 30, 2006 and 2005, the Company’s revenues were generated from the following sources:

	Nine Months Ended June 30,
Revenue Type	2006	2005
U.S. Government Revenue (all segments)
U.S. Air Force	59%	54%
NOAA	5	9
Other U.S. Government Users	15	12

Subtotal	79	75
Commercial Revenue (all segments)	21	25

Total	100%	100%

On a consolidated basis, revenue increased 25.7%, or $18.2 million, to $88.8 million for the nine months ended June 30, 2006, from $70.6 million for the nine months ended June 30, 2005. Revenue for the nine-month periods ended June 30, 2006 and 2005 for each of the Company’s segments is shown in the following table:

	Nine Months Ended June 30,		Increase/ (Decrease)
Segment	2006	2005
	(in thousands)	(in thousands)	(in thousands)
Revenue
Ground Systems – Government	$43,821	$33,098	$10,723
Ground Systems – Commercial
Command & Control	9,528	8,846	682
Newpoint	2,531	2,490	41
SAT	3,049	2,733	316
Intra-Segment Elimination	(430)	(482)	52

Ground Systems – Commercial	14,678	13,587	1,091

Space Communications Systems	33,916	23,492	10,424
Corporate
Product Group	3,721	2,726	995
Antenna	812	2,100	(1,288)
Other	773	993	(220)

Corporate	5,306	5,819	(513)

Elimination	(8,895)	(5,351)	(3,544)

Total Revenue	$88,826	$70,645	$18,181

Revenue increases in the Company’s Ground Systems - Government segment between the nine months ended June 30, 2006 and 2005 primarily relate to increased sales from the Company’s contracts with the U.S. Air Force partially offset by revenue decreases from NOAA.

Revenue increases in the Company’s Ground Systems - Commercial segment resulted from increased backlog and increased product shipments to customers from all of the segment’s operating units. SAT also benefited from approximately $600,000 of revenue with the Company’s RAIDRS contract with the U.S. Air Force during the current nine-month period.

Revenue increases in the Company’s Space Communications Systems segment resulted from increased backlog and increased product shipments to customers. Further, current period revenues from Lumistar of approximately $5.7 million were incremental to the segment’s revenue totals for the nine months ended June 30, 2006, as the Company did not acquire Lumistar until October 2005.

In the Company’s Corporate segment, the Product Group recorded increased license revenues between the periods being compared.

Antenna Division revenues declined approximately $1.3 million between the periods being compared because the Company has not been pursuing new business for this operation since the summer of 2004. The principal operating assets of the division were sold in November 2004 to LJT & Associates, Inc.

Cost of Revenue/Gross Margin

During the nine months ended June 30, 2006, cost of revenue increased by 22.0%, or $10.7 million, compared to the same period during the prior year, increasing from $48.8 million during the nine months ended June 30, 2005 to $59.6 million during the nine months ended June 30, 2006. Gross margin increased by $7.5 million, or 34.2%, during the periods compared, increasing from $21.8 million for the nine months ended June 30, 2005 to $29.3 million for the nine months ended June 30, 2006.

Cost of revenue and gross margin for the nine months ended June 30, 2006 and 2005 for each of the Company’s segments are shown in the following table:

	Nine Months Ended June 30,		Increase/ (Decrease)
Segment	2006	2005
	(in thousands)	(in thousands)	(in thousands)
Cost of Revenue
Ground Systems – Government	$35,514	$26,124	$9,390
Ground Systems – Commercial
Command & Control	7,044	6,848	196
Newpoint	1,170	1,258	(88)
SAT	1,441	1,754	(313)
Intra-Segment Elimination	(273)	(436)	163

Ground Systems – Commercial	9,382	9,424	(42)

Space Communications Systems	19,803	13,175	6,628
Corporate
Product Group	2,264	1,732	532
Antenna	707	2,725	(2,018)
Other	745	960	(215)

Corporate	3,716	5,417	(1,701)

Elimination	(8,863)	(5,307)	(3,556)

Total Cost of Revenue	$59,552	$48,833	$10,719

Gross Margin
Ground Systems – Government	$8,307	$6,974	$1,333
Ground Systems – Commercial
Command & Control	2,484	1,998	486
Newpoint	1,361	1,232	129
SAT	1,608	979	629
Intra-Segment Elimination	(157)	(46)	(111)

Ground Systems – Commercial	5,296	4,163	1,133

Space Communications Systems	14,113	10,317	3,796
Corporate
Product Group	1,457	994	463
Antenna	105	(625)	730
Other	28	33	(5)

Corporate	1,590	402	1,188

Elimination	(32)	(44)	12

Total Gross Margin	$29,274	$21,812	$7,462

The higher gross margin for the Company’s Ground Systems - Government segment during the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005 is primarily attributable to increased revenues and the elimination of certain losses on NOAA contracts. However, gross margin as a percentage of revenue for the Ground Systems—Government segment decreased from 21.1% for the nine months ended June 30, 2005 to 19.0% for the nine months ended June 30, 2006 principally as a result of a greater mix of low margin equipment and subcontracts costs in the segment’s cost of revenue mix during the period ended June 30, 2006. The RAIDRS contract in particular, is an equipment and subcontract intensive program, so this trend in relatively low gross margin, rates for the Ground Systems Government segment is likely to continue in future periods.

The higher gross margin for the Company’s Ground Systems - Commercial segment during the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005 primarily relates to increased revenue in all operating units and the elimination of contract losses from SAT.

The Space Communications System segment experienced an increase in gross margin of approximately $3.8 million on increased revenue of $10.4 million. Approximately $2.2 million of the $3.8 million period-to-period increase is attributable to Lumistar.

In the Corporate segment, the Product Group experienced a higher gross margin of approximately $460,000 on a period-to-period basis because of increased license revenue. Antenna Division gross margin deficits from the nine months ended June 30, 2005 were eliminated during the nine-month period ended June 30, 2006.

Operating Expenses

Operating expenses for the nine months ended June 30, 2006 and 2005 for each of the Company’s segments are shown in the following table:

	Nine Months Ended June 30,		Increase/ (Decrease)
Segment	2006	2005
	(in thousands)	(in thousands)	(in thousands)
Operating Expenses
Ground Systems – Government	$4,709	$4,210	$499
Ground Systems – Commercial
Command & Control	1,185	1,267	(82)
Newpoint	1,052	1,119	(67)
SAT	1,024	1,460	(436)
Intra-Segment Elimination	(109)	(53)	(56)

Ground Systems – Commercial	3,152	3,793	(641)

Space Communications Systems	5,647	3,623	2,024
Corporate
Product Group	2,032	2,554	(522)
Antenna	53	100	(47)
Other	(19)	78	(97)

Corporate	2,066	2,732	(666)

Elimination	(34)	(75)	41

Total Operating Expenses	$15,540	$14,283	$1,257

Operating expenses in the Company’s Ground Systems - Government segment increased by approximately $500,000 for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005 principally due to increased legal and accounting expenses incurred to remain compliant with provisions of the Sarbanes-Oxley Act and related SEC regulations. Operating expenses in this segment also increased due to added expenses associated with the Company’s previously announced strategy of exploring strategic options, including the possible sale of the business itself.

Operating expenses in the Company’s Ground Systems - Commercial segment decreased by approximately $640,000 for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005 due partly to a decreased allocation of corporate expenses in the segment’s Command & Control Division. More significantly, operating expenses at SAT decreased approximately $440,000 during the periods being compared primarily related to lower R&D expenditures incurred during the current nine-month period compared to the same nine-month period last fiscal year and because of the elimination of product amortization expenses during the current period.

Operating expenses in the Space Communications Systems segment increased approximately $2.0 million during the current period compared to the first nine months of the last fiscal year. Approximately $570,000 of the increase is attributable to operating expenses from Lumistar, for which the Company recorded no operating expenses during the nine months ended June 30, 2005. Increased R&D spending coupled with increased General & Administrative expenses at RT Logic accounted for most of the remaining increase in operating expenses from this segment.

Operating expenses in the Corporate segment decreased by approximately $520,000 principally due to the decreased selling expenses and product amortization costs in the Product Division.

Stock based compensation cost of approximately $260,000 recorded for the nine months ended June 30, 2006 did not occur during the nine months ended June 30, 2005. This line item of expense is classified with operating expenses in the Corporate segment and during the current nine month period was more than offset with state income tax credits that were reclassified from the Company’s General & Administrative cost pool to Income tax expense for financial statement reporting purposes.

Income from Operations

Income from operations for the nine months ended June 30, 2006 and 2005 for each of the Company’s segments is shown in the following table:

	Nine Months Ended June 30,		Increase/ (Decrease)
Segment	2006	2005
	(in thousands)	(in thousands)	(in thousands)
Income from Operations
Ground Systems – Government	$3,598	$2,764	$834
Ground Systems – Commercial
Command & Control	1,299	731	568
Newpoint	309	113	196
SAT	584	(481)	1,065
Intra-Segment Elimination	(48)	7	(55)

Ground Systems – Commercial	2,144	370	1,774

Space Communications Systems	8,466	6,694	1,772
Corporate
Product Group	(575)	(1,560)	985
Antenna	52	(725)	777
Other	47	(45)	92

Corporate	(476)	(2,330)	1,854

Elimination	2	31	(29)

Total Income from Operations	$13,734	$7,529	$6,205

Income from operations during the periods compared increased by approximately $830,000 in the Company’s Ground Systems - Government segment as a result of increased gross margins partially offset by increased operating expenses.

Income from operations during the periods compared increased by approximately $1.8 million in the Company’s Ground Systems - Commercial segment as a result of increased gross margins coupled with decreased operating expenses. SAT’s improved operating income results were responsible for more than $1.0 million of the segment’s operating income increase.

The Space Communications Systems segment recorded increased income from operations of approximately $1.8 million principally due to gross margin increases resulting from increased sales partially offset by increased operating expenses. Included in current period income from operations was approximately $1.7 million contributed from Lumistar.

In the Corporate segment, the Product Group pared its operating loss by approximately $990,000 for the nine months ended June 30, 2006. The improvement is primarily due to lower amortization expense coupled with increased license revenue. Although the Product Group recorded an operating loss for the first nine months of the fiscal year, a large portion of the revenue generated in its ground systems business (both Government and Commercial) is a result of its EPOCH IPS product line, which the Company believes distinctly and favorably distinguishes the Company from its competitors.

Operating losses in the Antenna Division were eliminated in the current nine-month period.

In summary, all operating segments posted operating income during the current nine-month period (excluding the Corporate segment which is not considered an operating segment and which recorded an operating loss of $480,000) and all segments (including the Corporate segment) achieved operating income improvement during the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005.

Other Income (Expense)

Other income increased between the periods being compared, primarily because of increased interest income and decreased non-operating miscellaneous expenses.

Income Before Income Taxes/Net Income

Income before income taxes increased 86.9% for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005 principally due to increased operating income of approximately $6.2 million as described above combined with increased other income.

The Company’s effective tax rate increased from 35.2% for the nine months ended June 30, 2005 to 36.3% for the nine months ended June 30, 2006 principally due to income generated in states with higher income tax percentages than the percentages recorded during the nine months ended June 30, 2005 last fiscal year. The Company’s marginal income tax rate for Federal income taxes also increased during the current nine month period.

As a result of the above, net income increased to approximately $9.4 million during the nine months ended June 30, 2006 from $5.1 million during the nine months ended June 30, 2005.

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

As disclosed in its Form 10-K for the fiscal year ended September 30, 2005, the Company was anticipating that operating results for fiscal year 2006 in its entirety will exceed results for fiscal year 2005 for revenue, operating income, net income and fully diluted earnings per common share by approximately 15%, 45%, 55% and 53%, respectively. In terms of dollars, the Company was therefore anticipating targets for revenue, operating income, net income and fully diluted earnings per common share of $112.5 million, $14.3 million, $9.8 million and $.92 per share respectively.

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

After posting results for the first half of fiscal year 2006 (i.e., through March 31, 2006), the Company revised its guidance upward for revenue, operating income, net income and earnings per share to $115.0 million, $17.0 million, $11.5 million and $1.04 per share, respectively. The Company currently expects earnings per share for fiscal year 2006, in its entirety, will be in the $1.10 per share range.

During the first nine months of fiscal year 2006, the Company has already exceeded its results posted for fiscal year 2005 in its entirety for operating income, net income and earnings per share by 40%, 49% and 42% respectively. As a result of these record earnings, the Company believes that it will meet or exceed the more recently revised guidance.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company’s inception in 1982, it has been profitable on an annual basis and has generally financed its working capital needs through internally generated funds, supplemented by borrowings under the Company’s general line of credit facility with a commercial bank and the proceeds from the Company’s initial public offering in 1988. In June 1999, the Company supplemented its working capital position by raising approximately $19.7 million (net) through the private placement of approximately 1.2 million shares of its common stock. In February 2000, the Company raised an additional $40.9 million (net) for use in connection with potential acquisitions and other general corporate purposes through the private placement of 1.4 million additional shares of its common stock. With respect to the capital raised in the private placements, at June 30, 2006, $5.1 million was invested in variable rate State of Maryland debt securities, $13.0 was invested in Banc of America Securities LLC Auction Rate Securities, and $20.0 million was invested in Bank of America Preferred Funding Corporation “Dividends Received Eligible Auction Market” preferred stock (“DREAMS”).

For the nine months ended June 30, 2006, operating activities provided the Company approximately $16.9 million of cash. The Company used approximately $16.9 million in investing activities and financing activities provided approximately $3.5 million. Included in the $16.9 million of investing activities is approximately $4.9 million for the acquisition of substantially all of the assets of Lumistar, LLC, $5.8 million for the construction of the RT Logic headquarters office building, and $1.1 million used for the purchase of fixed assets. The Company also repurchased approximately $7.3 million of its Common Stock during the period, including $6.4 million relating to the repurchase of 224,931 shares from Lumistar LLC.

The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company’s billed and unbilled accounts receivable, inventory, equipment, and insurance proceeds and has certain financial covenants, including minimum net worth and liquidity ratios. The Company had no balance outstanding at June 30, 2006 under the line of credit. The line of credit expires February 28, 2007.

The Company also has access to a $2.0 million equipment lease line of credit bearing interest at a rate of 8.8% per annum. The Company had no balance outstanding under the line of credit at June 30, 2006.

On February 10, 2006, RT Logic Tract TT2, LLC (“Borrower”), a wholly-owned subsidiary of RT Logic, entered into a Construction Loan Agreement (the “Loan Agreement”) for an aggregate amount of $9 million for the purpose of financing the construction of a new 60,000 square foot office building in Colorado Springs, Colorado that will serve as the corporate headquarters for RT Logic. The Loan Agreement is further evidenced by a Promissory Note from Borrower dated February 10, 2006 in the principal sum of $9 million (the “Note”), which provides for interest at a variable rate equal to the prime rate reported in the Wall Street Journal from time to time during the term of the Note. RT Logic has guaranteed payment of the amounts due under the Note and the Loan Agreement. The principal balance and any accrued and unpaid interest is due on February 10, 2007. Borrower may prepay the loan in whole or in part at any time without penalty. As of June 30, 2006, the outstanding balance under the Note and Loan Agreement was $5,669,640. The Company intends to prepay the Note in full in September 2006.

The Company’s Board of Directors declared a cash dividend of $.05 per share to all stockholders of record as of close of business on June 1, 2006. The dividend was paid on June 28, 2006 in the amount of $560,973. In addition, the Company’s Board of Directors has declared a cash dividend of $.05 per share to all stockholders of record as of close of business on August 31, 2006. The dividend will be paid on or about September 27, 2006.

The Company currently anticipates that its current cash balances, amounts available under its lines of credit and net cash provided by operating activities will be sufficient to meet its working capital and other capital expenditure requirements for at least the next twelve months.

The Company believes that inflation did not have a material impact on the Company’s revenues or income from operations during the three months ended June 30, 2006 or in past fiscal years.

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

While the Company currently does not have significant European operations, its customer base is expanding outside the U.S. and therefore certain contracts now and in the future will likely be denominated in currencies other than the U.S. dollar. As a result, the Company’s financial results could be affected by factors such as foreign currency exchange rates for contracts denominated in currencies other than the U.S. dollar. To mitigate the effect of changes in foreign currency exchange rates, the Company may hedge this risk by entering into forward foreign currency contracts. As of June 30, 2006, virtually all of the Company’s contracts were denominated in U.S. dollars, and the Company did not have any outstanding hedge agreements. As the Company enters into new foreign currency based contracts in the future, the Company may employ similar hedging contracts.

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

On June 23, 2006, Integral Systems, Inc. (the “Company”) entered into a Stock Repurchase Agreement (the “Repurchase Agreement”) with Lumistar, LLC, a California limited liability company (“Lumistar”), pursuant to which the Company repurchased from Lumistar 224,931 shares of Common Stock of the Company, par value $.01 per share, owned by Lumistar (the “Shares”) for an aggregate cash amount of $6,412,782.81 (the “Purchase Price”). The Purchase Price was based on a per share price of $28.51, which was calculated as the thirty-day average closing price of the Shares for the 30 trading days preceding June 9, 2006, the date on which the Company’s Board of Directors approved the repurchase of the Shares. The Repurchase Agreement contains certain customary representations, warranties and indemnification obligations of the parties.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on April 12, 2006. The following matter was voted on by stockholders, and received the votes indicated:

The stockholders elected the following individual to the Board of Directors as a Class 1 Director, whose term will expire at the Annual Meeting of the Company’s stockholders in 2009:

Director	For	Withheld
Mark Funston	9,775,982	131,104

The term of office as a director of each of the following individuals continued after the Annual Meeting: Steven R. Chamberlain, Thomas L. Gough, Dominic A. Laiti and R. Doss McComas. As previously reported by the Company, subsequent to the Annual Meeting, Mr. Chamberlain resigned as a director of the Company and Peter J. Gaffney and William F. Leimkuhler were elected as directors of the Company.

ITEM 6.	EXHIBITS

Exhibits

3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2006).

3.2	Amended and Restated By-Laws of the Company, as amended by Amendment No. 1 to the Amended and Restated By-Laws of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed by the Company on March 22, 2006).

10.1	Consulting Agreement dated May 17, 2006 between Steven R. Chamberlain and Integral Systems, Inc.

10.2	Stock Repurchase Agreement dated June 23, 2006 between Lumistar, LLC and Integral Systems, Inc.

11.1	Computation of Per Share Earnings.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAL SYSTEMS, INC. (Registrant)

Date: August 8, 2006	By:	/s/ THOMAS L. GOUGH
Thomas L. Gough
President

Date: August 8, 2006	By:	/s/ ELAINE M. BROWN
Elaine M. Brown
Executive Vice President & Chief Financial Officer