Form 10-K
period 2006-09-30
INTEGRAL SYSTEMS INC /MD/
filed 2006-12-14
CIK 718130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(mark one)

☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal period ended September 30, 2006 or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission file number 0-18603

INTEGRAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1267968
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5000 Philadelphia Way, Lanham, MD	20706
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (301) 731-4233

(Former name, address and fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy on information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock of the Registrant (based on the average bid and ask prices of the Common Stock as reported on the NASDAQ Global Select Market, formerly the NASDAQ National Market, on that date) held by non-affiliates of the Registrant was $272,955,896. As of November 6, 2006, 11,058,306 shares of the Common Stock of the Registrant were outstanding.

i

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

The Company has developed innovative software and hardware products that reduce the cost and minimize the development risk associated with traditional, custom-built systems. The Company believes that it was the first to offer a comprehensive commercial off-the-shelf (“COTS”) software product line for command and control. As a systems integrator, the Company leverages these products to provide turnkey satellite control facilities that can operate multiple satellites from any manufacturer. These systems offer significant cost savings for customers that have traditionally purchased a separate custom control center for each of their satellites.

Through its wholly-owned subsidiaries SAT Corporation (“SAT”) and Newpoint Technologies, Inc. (“Newpoint”), the Company offers complementary ground system components and systems. This includes turnkey systems, hardware and software for satellite and terrestrial communications signal monitoring, network and ground equipment monitoring and control and satellite data processing.

In March 2001, the Company formed a wholly-owned subsidiary, Integral Systems Europe S.A.S. (“ISI Europe”), with headquarters in Toulouse, France. ISI Europe serves as the focal point for the support of much of Integral’s European business. ISI Europe also pursues ground systems business in Europe and Africa for command and control, signal monitoring, and network management using products from the Company and all of the Company’s subsidiaries.

Through its wholly-owned subsidiary Real Time Logic, Inc. (“RT Logic”), the Company designs and builds satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories and range facilities. See Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein for more information regarding the acquisition of RT Logic.

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

On October 3, 2005, Lumistar, Inc. (“Lumistar”), a newly-formed subsidiary of RT Logic, acquired substantially all of the assets of Lumistar, LLC. Through this indirect wholly-owned subsidiary, the Company provides system level and board level telemetry products. See Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein for more information regarding the acquisition of the assets of Lumistar, LLC.

See “Item 1. Business - Industry Segments” for additional information on the Company’s four reportable segments.

Integral Systems, Inc. is a Maryland corporation, ISO 9001:2000 certified, and was incorporated in 1982.

Industry Background

The space industry can be broken down into the following industry sectors: space infrastructure, surveillance/data collection, communications, established and emerging applications and support services. Both government and commercial investments fund each of these sectors. Space infrastructure encompasses the development, manufacture, and procurement of hardware and related systems for both space assets (i.e., satellites and payloads) and ground assets (i.e., satellite ground systems). The Company’s business is focused in the ground system component of the infrastructure sector. The U.S. Government makes up the majority of the surveillance/data collection sector of the space industry, making extensive use of satellites to support military operations. The communications sector of the space industry includes revenue generated by satellite systems for commercial telecommunications services and government and military communications. Satellite technology has become critical to supporting many aspects of telecommunications infrastructure, including long-distance telephone, personal communications systems, satellite radio, direct broadcast satellite video, and private networks. The applications sector of the space industry includes established and emerging space technologies utilized for applications such as global positioning systems and remote sensing. Support services for the space industry include technical support, engineering, finance and consulting, which facilitate growth in space-related markets.

The Company estimates that the current worldwide command and control market represents approximately $5 billion in annual revenues. The Company acknowledges the increasing acceptance of COTS products in the market place has lead to substantial price reductions and a subsequent decrease in the size of this market when compared with 10 years ago. The Company believes that its COTS software and hardware products have led the way in driving down the acquisition and support costs for these systems, which have reduced the overall size of this market, and that the Company is well positioned to continue to lead this trend in the market which may result in an increase in both its revenues and market share.

The Company Solution

The Company offers satellite ground systems products, systems, and services that provide low-cost, efficient and flexible satellite operations systems. The principal characteristics of the Company’s approach are as follows:

Advanced Architecture. Unlike the traditional host-based approach, the Company’s ground systems are fully distributed, consisting of a set of workstations and front-end equipment all communicating via a local area network (“LAN”) backbone. Any software function can be performed on any workstation, eliminating the host computer bottleneck and allowing the processing and network loading to be fine-tuned by reallocation of logical processes to physical hardware. This approach also provides more reliable operations by eliminating single points of failure. The Company’s software products are database driven, providing operations compatibility for most satellite types without any product customization. The Company’s products are also compatible with the most commonly used satellite signal processing equipment which eliminates the need for developing hardware drivers for each new application in most instances.

Depth of Functionality. The Company’s core product line, EPOCH Integrated Product Suite (“IPS”), supports satellite operations through a suite of integrated software products. This includes products for real-time satellite control and monitoring, off-line data trending, orbit analysis and database configuration. The Company’s real-time products perform daily and routine satellite operations, including commanding, telemetry processing and fault detection and correction. The trending package supports sustaining engineering functions, including trending and statistical analysis of data archived by the real-time system. The orbit analysis package performs orbit determination and prediction functions to monitor and control the position of a satellite in space. The database package tailors the performance of the other three packages, which are general in scope, to the specific requirements of each satellite mission. The database package defines the telemetry and command characteristics and the desired orbital elements and tolerances for each satellite.

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

Superior Price/Performance. The Company seeks to achieve superior price/performance by providing comprehensive solutions within the budgetary needs of its customers. The Company believes that its COTS software products provide advanced yet cost-effective solutions for satellite ground systems and operators. These COTS software products eliminate the need for expensive development services, thereby substantially reducing the overall cost of a ground system. The Company’s database-driven software allows satellites to be added over time, which permits the initial system acquisition costs to be amortized over years of operations. The Company also offers a software support subscription to its customers that provides support and new releases to customers as they become available. The support program dramatically reduces the cost of support for its customers versus support for custom systems, while providing a steady revenue stream for the Company to use for software product support and product improvements. The Company believes its products exceed industry expectations in functionality, technical sophistication, cost, and ease of use.

Company Strategy

The Company is currently a leading provider of satellite command and control systems, signal monitoring systems, and satellite signal processing systems, providing systems for a wide variety of satellites and range systems. The Company intends to extend its leadership and to expand its market share in world command and control and signal processing solutions for users of all satellite types. Primary elements of the Company’s strategy include:

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

Strategic Alliances and Partnerships. In addition to its own development and marketing organization, the Company has and will continue to establish partnerships with select third parties to assist the Company in successfully integrating its software products, implementing its command and control systems, expanding its system solution offerings, and developing customer relationships.

Integration with Complementary Products. The Company believes that its ability to offer command and control software products that can integrate seamlessly with all satellite types and ground system components is a key competitive advantage. The Company also integrates its products with the most commonly used satellite signal processing hardware to provide a complete COTS solution. The Company also integrates its software products with complementary products, including visualization tools, geolocation software, and other support software solutions in order to maintain its competitive advantage and provide maximum flexibility for its customers.

Sales, Support, Service and Marketing Organizations. The Company currently sells and supports its software and systems through direct sales to satellite operators and systems integrators in North America, Europe and Asia. From its headquarters in Lanham, MD and at each subsidiary location, the company performs worldwide marketing, sales and services, including its direct marketing efforts with U.S. Government organizations to capitalize on the growing acceptance of COTS solutions in the government sphere. One of the Company’s Colorado Springs offices serves as the focal point for the Company’s support of its services, products and operations provided to the U.S. Air Force. Through its wholly-owned European subsidiary, ISI Europe headquartered in Toulouse, France, the Company provides sales, marketing, support and engineering services to the European market. The Company’s subsidiaries use a small number of manufacturer sales representatives to expand its sales efforts for certain products.

Professional Services Capabilities. The Company believes that providing comprehensive services and a high level of customer support is critical to its ability to maintain its leading position in command and control systems and to expand into new markets. The Company provides professional services offerings in areas such as hardware testing, pre- and post-sale software support, quality assurance, project installation management, satellite procedure development, mission unique software development, and training. The Company is ISO 9001:2000 certified to ensure the consistent delivery of high quality products and services.

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

EPOCH IPS features a modern, distributed architecture consisting of a series of servers and user workstations interconnected via an Ethernet LAN. This approach provides better performance than traditional mini-computer based ground systems at a lower cost. The EPOCH Integrated Product Suite includes the following products:

•	EPOCH T&C Server and EPOCH Client, the Company’s real-time satellite data processing and control software products, provide satellite command and control capabilities, including telemetry processing and display, commanding and command verification (“CV”), ground station control, alarm/event processing and data archive. These functions are driven by the EPOCH Database product, allowing the system to support multiple satellites solely through database updates, without modifying the run-time software. This results in lower maintenance and operations costs throughout the lifecycle of the ground system.

•	OASYS, the Company’s mission-planning software provides full spectrum support for spacecraft orbit determination and control, including measurement set reductions, orbit determination, ephemeris propagation, maneuver planning, and orbit events/reports. OASYS allows the user to manage a single spacecraft or a fleet in any Earth orbit, including low Earth, geosynchronous and Molniya-type orbits.

•	ABE, the Company’s offline analysis product provides trending and statistical analysis of the information recorded in the real-time EPOCH IPS archives. ABE supports automatic data extraction of key data along with summary-level statistics (i.e., daily and seasonal minimums and maximums), advanced statistical processing techniques (i.e., covariance, convolution, and regression) and graphical data visualization.

•	Archive Manager, the Company’s archive manager product performs archive data product generation, storage, storage management and retrieval. The Archive Manager is capable of managing on-line storage and retrieval of terabytes of satellite data on RAID and NAS storage units, providing an efficient low cost storage capability. Data compression is utilized to provide additional value to the product.

•	The Company offers a number of other software products to provide additional optional capabilities for its ground system solutions. EPOCH Web Server provides access to real-time and historical satellite data via the internet. The Task Initiator product provides automation capabilities to automatically execute scheduled or event initiated tasks. The EPOCH Triggers product provides for automated execution of system actions based on preprogrammed conditions.

Signal Monitoring.

The Company’s wholly-owned subsidiary SAT offers a range of software products and turnkey systems for communications signal monitoring, including MONICS, a family of scalable products from single site to fully networked multi site systems for satellite transponder monitoring and interference detection, SAT-DSA, a stand alone interference detection and analysis tool for satellite transponder monitoring and SIGMON, a turnkey system for detecting terrestrial communications interference.

Equipment Monitoring and Control.

The Company’s wholly-owned subsidiary Newpoint offers an integrated suite of products targeted at commercial users, including communication satellite operators, communication satellite users, and general-purpose telecommunications companies. Newpoint has two flagship products: (1) COMPASS, which provides distributed monitoring and control of networked communications systems, and (2) MERCURY, a rack-mountable smart box that provides monitoring and control of local network nodes and their associated ground equipment. Newpoint also offers a number of add-ons to their core products, including Stratus, which provides carrier management for satellite transponder operations, and Eclipse, a tool for setting up and reconfiguring the communications traffic on satellite transponders.

Telemetry, Command and Range Processing.

The Company’s wholly-owned subsidiary RT Logic offers a comprehensive set of products for satellite ground systems. The product line incorporates programmable hardware modules and common software architecture. The suite of TELEMETRIX products support telemetry processing, commanding, ranging, and remote site interfaces for a variety of applications, including tracking stations, control centers, spacecraft and payload integration, and launch range operations. The TELEMETRIX 500, 501, 505, and 508 products are used in satellite control centers to process the satellite telemetry and command links. The TELEMETRIX Frequency Conversion System T100, T400 and TELEMETRIX 70/70, and T720 HDR perform the RF, intermediate frequency (“IF”), and baseband processing at ground antenna sites.

The Company’s indirect wholly-owned subsidiary Lumistar offers a wide selection of products that process telemetry down-links for the flight, test, airborne and satellite ground station markets. These include board-level and system-level products for frequency conversion, receiving, diversity combination, modulation/demodulation, bit/frame synchronization, simulation and test transmitters. Lumistar also has an extensive software selection from board-level drivers to system-level control of device parameters allowing for the efficient integration of the Company’s products into larger applications.

Development Services and Systems Integration

The Company provides services to support mission-specific requirements for both government and commercial customers. Many of the Company’s ground system contracts have a service component. Depending on the application, the services may include development of software applications to interface to and augment the COTS software products, integration of third-party hardware and software, and/or custom software development. The Company also provides post-delivery warranty and maintenance service for most of its turnkey systems. The Company believes that its expertise and experience in satellite systems and operations, computer software and hardware, engineering/mathematical analysis and end-user applications allow it to provide ground systems that exceed traditional expectations on system performance, cost, and implementation schedule. The Company’s experience, together with its innovative COTS software products and software tools, reduce the risks and lead time associated with ground systems development.

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

Commercial Communications Satellites.

The Company provides satellite command and control products for a variety of communications satellites. One of the principal advantages that the Company’s products offer in the commercial sector is the ability to operate fleets of satellites from multiple vendors. This capability allows operators to reduce costs by consolidating their control centers and use a single software package to operate their satellite fleet. The Company also provides its payload monitoring systems and software to satellite operators for monitoring quality of service and identification of interfering signals. The Company’s ground equipment monitor and control software is also used by satellite operators to control the ground equipment in the control center and remote equipment sites. The Company also provides satellite signal processing hardware, primarily for its military systems, to process satellite signals to/from its command and control systems.

The Company’s products are currently flying communications satellites from most of the major satellite manufacturers, including Boeing, Lockheed Martin, Space Systems Loral, Orbital Sciences, EADS, and Alcatel. Several of the Company’s other customers who represent less than 10% of revenues individually include SES Astra (formerly known as NewSkies), Echostar, SES Americom, Loral Skynet, Shin Satellite, Binariang Satellite Systems, Asiasat, SatMex, Orbital Sciences, Intelsat (formerly PanAmSat), Optus, Worldspace, Sirius Radio, JSAT Corporation, B-SAT Corporation, and ChinaSat. All of these operators have purchased the Company’s products to operate all or part of their fleets of geosynchronous Earth orbit (“GEO”) communications satellites.

The Company is also the leading provider of command and control products for U.S. military communications satellites.

Military Applications.

The Company provides ground systems software and equipment for multiple U.S. Department of Defense (“DoD”) programs. The Company’s products are used in a majority of the Air Force and Navy satellite control systems. The Company’s customers include multiple aerospace prime contractors such as Lockheed Martin Corporation, Boeing Satellite Systems, Honeywell International, Inc., Northrop Grumman and Raytheon Company. The Company also sells directly to the DoD. The U.S. Air Force is the company’s largest single customer, providing 55% of the Company’s 2006 consolidated revenues. The Company is the prime contractor for the Command and Control Center – Consolidated (“CCS-C”) Contract to upgrade the Air Force’s satellite command and control system for the DSCS, Milstar, Advanced EHF, and Wideband Gapfiller satellites. In addition, the Company is the prime contractor on a contract with Space and Missiles System Center (“SMC”), on behalf of U.S. Air Force, Air Force Space Command, for the first developmental step (Spiral 1) of the Rapid Attack Identification, Detection, and Reporting System (“RAIDRS”) program.

The Company’s products support the processing of telemetry, commanding, and ranging data, performing generation and reception of the RF links to and from on-orbit satellites. In addition, the Company’s products are used to receive telemetry data from the space lift ranges during launch of military satellites and to test satellites at the place of manufacture.

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

Scientific Research.

The Company has supported a variety of diverse and complex scientific missions. The Company was selected by the Johns Hopkins University (“JHU”) Applied Physics Laboratory (“APL”) to support the first National Aeronautics and Space Administration (“NASA”) Discovery Mission, the Near Earth Asteroid Rendezvous Program (“NEAR”). NEAR was the first in a series of low-cost, small-planet exploratory missions designed to gather data about asteroids in the solar system. APL subsequently chose the Company to provide its command and control products for the Timed, Contour, Stereo and Messenger and Horizon science satellites. The Company’s EPOCH IPS products form the core of the mission’s command and control ground system and also support the spacecraft integration and test (“I&T”).

The National Space Program Office (“NSPO”) for the Republic of China selected the Company to provide the complete multi-mission command and control system for their ROCSAT series of satellites. The Company also supports small satellite missions in the United States such as Orbital Sciences Corporation’s SeaStar and Microlab programs.

Marketing

The Company relies upon senior corporate management, business area managers, project managers and senior technical staff and some third-party marketing representatives for its marketing program, including the development and execution of marketing plans, proposal presentations, and the performance of related tasks. These individuals collect information concerning requirements of current and potential customers in the course of contract performance and formal and informal briefings, from published literature and through participation in professional and industry organizations. Senior management evaluates this information, identifies potential business opportunities and coordinates proposal efforts. The primary source of business in the Company’s existing markets is by referral from existing customers. Additionally, the Company advertises periodically in Space News and other industry publications as well as delivering papers and exhibiting at industry conferences.

The Company seeks business believed to be of long-term benefit based on considerations such as technical sophistication, favorable market positioning and potential product spin-offs. One of the Company’s primary marketing strategies is to anticipate and understand the changing needs of its customers and then be prepared to meet those needs as they arise in new programs or in new program functions. This approach to marketing is mirrored in the Company’s products which are highly adaptable to growth and change in the requirements of each user.

Research and Development

We believe that investment in research and development is of vital importance to a high technology company. We conduct research and development efforts to sustain and advance our technology base to gain a competitive advantage and secure new contracts. Our efforts are more oriented to development than research in a scientific sense and we seek to leverage commercially available products when possible. During the most recent fiscal year, approximately 35% of our expenditures were made to sustain and enhance existing products and 65% were directed to create or complete new product capability. We made significant investment in high rate signal processing, frequency conversion and signal monitoring systems. Expenditures for internal research and development amounted to approximately $2.6 million, $2.4 million and $3.7 million for fiscal years 2006, 2005 and 2004, respectively. We anticipate making similar R&D investments in the future to create products which address existing and adjacent markets.

U.S. Government Contracts

Revenues from U.S. Government contracts are derived from a combination of contracts with the U.S. Government and subcontracts with other companies that have prime contracts with the U.S. Government. For fiscal years 2006, 2005 and 2004 approximately 79%, 77% and 76%, respectively, of the Company’s revenues were derived from contracts or subcontracts funded by the U.S. Government.

The U.S. Air Force represented 55%, 57% and 55% of revenues, respectively, for fiscal years 2006, 2005 and 2004. The Company expects that at least 50% of its revenue for fiscal year 2007 will be derived from Air Force contracts and subcontracts. The loss of any one of these Air Force contracts could significantly affect the Company’s performance. Similarly, the expiration, or termination for convenience, of any major contract could significantly affect the Company’s performance if not renewed or replaced by contracts of similar value. It is estimated that the two largest Air Force contracts will each represent approximately 20% of the Company’s fiscal year 2007 revenue. Under one contract, the Company is leading a team of subcontractors, on behalf of U.S. Air Force, Air Force Space Command, in building a system intended for global satellite communications interference detection, characterization, event reporting, and mission impact assessment for U.S. owned, operated, or used space systems through delivery of a suite of RF interference sensors, geolocation equipment, and centralized control. It is also estimated that a contract with Space and Missiles System Center (“SMC”), will represent approximately 20% of the Company’s fiscal year 2007 revenue. Under this contract, the Company is leading a team of subcontractors to produce a modern, consolidated command and control infrastructure for the military’s fleet of communication satellites, including Milstar, Advanced EHF, and Wideband Gapfiller.

NOAA, another U.S. Government agency, represented 6%, 8% and 15% of revenues, respectively, for fiscal years 2006, 2005 and 2004. The Company expects that less than 5% of its revenue for fiscal year 2007 will be derived from NOAA contracts. See Note 3 of the Notes to the Consolidated Financial Statements included elsewhere herein for information pertaining to the NOAA contracts.

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

The Company’s contracts with U.S. Government agencies and subcontracts with prime contractors whose customers are U.S. Government agencies are subject to competition and awarded on the basis of technical merit, personnel qualifications, experience and price. The Company’s business, financial condition, and results of operations could be materially affected by changes in procurement policies, a reduction in funds available for the services provided by it and other risks generally associated with federal government contracts. New government contract awards also are subject to protest by competitors at the time of award that can result in the re-opening of the competition or evaluation process, or the award of a contract to a competitor. The Company considers such bid protests to be a customary element in the process of procuring government contracts.

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

Non-U.S. Government Contracts

The Company also has contracts with commercial and international organizations. For fiscal years 2006, 2005 and 2004, approximately 21%, 23% and 24% respectively, of the Company’s revenues were derived from non-U.S. Government contracts. These contracts are typically with commercial satellite operators, satellite manufacturers, aerospace systems integrators and foreign governments.

Some of the Company’s non-U.S. Government contracts are with international organizations. For fiscal years 2006, 2005 and 2004, approximately 11%, 11% and 13%, respectively, of the Company’s revenues were derived from international organizations. Revenues from foreign sources are discussed in Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein. Operations in numerous countries outside the United States carry substantial managerial, operational, legal, and political uncertainties. These operations are subject to changes in government regulations and telecommunications standards, tariffs or taxes, and other trade barriers. In addition, the Company’s agreements relating to foreign operations may be enforceable only in foreign jurisdictions so that it may be difficult for the Company to enforce its rights.

The Company currently has two contracts that are subject to currency fluctuations in foreign markets. The value of these contracts is not material. However, to mitigate currency fluctuation, the Company may use foreign currency exchange contracts. (See Note 15 of the Notes to the Consolidated Financial Statements included elsewhere herein for more information.) There can be no assurance that the Company will enter into foreign currency exchange contracts to mitigate currency fluctuation in the future.

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

Most of the Company’s non-U.S. Government contracts are awarded competitively and are performed on a fixed-price basis. Typically, these contracts are for turnkey systems that are delivered by the Company in six to eighteen months. Payment is most often based on delivery milestones established in the Company’s contract. In addition, the contracts may include a system warranty period that lasts one to two years. The Company also offers its software support subscription on a fixed-price basis and customized support for the system on a fixed-price or time and material (“T&M”) basis.

The Company’s non-U.S. Government contracts often include terms under which the customer can enforce performance of the Company or seek damages in case the Company does not perform as agreed to in the contract. Contracts may require the Company to post a performance bond, establish an irrevocable letter of credit, or agree to pay liquidated damages in the event of late delivery. In addition, although a significant portion of the Company’s revenues are generated from the sale of its services and products in commercial markets, the Company cannot assure that it will continue to compete successfully in these markets. Many of the Company’s commercial contracts are for a fixed-price. This subjects the Company to substantial risks relating to unexpected cost increases and other factors outside of its control. In addition, the Company may fail to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract.

Competition

Commercial Contracts: The Company believes it is one of four companies in the United States that comprise serious competition for the development of commercial satellite ground systems. The Company considers itself to be the leader in this field, since unlike its competitors its systems currently are installed and operational in almost every commercial satellite operator’s facility in the world. The Company expects its leadership position to continue since the Company’s installed base of systems and software will be compatible with any new satellites that these operators procure. The Company believes that none of its competitors offer this range of compatibility. The Company’s satellite command and control products are compatible with all of the world’s production communication satellite types providing a competitive edge to the Company.

Military Contracts: For military programs, the Company competes with numerous companies for satellite command and control contracts, including Lockheed Martin Corporation, Boeing Satellite Systems, Raytheon Company, L3 and Northrop Grumman. Many of these competitors are significantly larger and have greater financial resources than the Company. In addition, some of these competitors are divisions or subsidiaries of large, diversified companies that have access to the financial resources of their parent companies. Some of our competitors are also current or potential customers, teammates, or subcontractors. In addition, several smaller companies have specialized capabilities in command and control image processing. There are also a number of smaller companies which compete with our subsidiaries in the areas of signal monitoring, network monitoring, and telemetry processing.

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

Backlog

The Company’s estimated backlog is as follows (in thousands):

	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2004[3]
Outstanding Commitments[1]	$45,700	$47,700	$63,200
General Commitments[2]	202,400	196,000	83,100

Total	$248,100	$243,700	$146,300

(1)	Represents orders that are firm and funded.

(2)	Represents principally unexercised options on existing contracts.

(3)	Fiscal year 2004 has been modified to include certain unfunded contract options not previously counted.

The increase in backlog between fiscal 2006 and 2005 as well as the increase in backlog between fiscal 2005 and fiscal 2004 relates primarily to backlog in the Ground Systems-Government segment.

Under outstanding commitments, the Company agrees to provide specific services, frequently over an extended period of time, with continued performance of those services, contingent upon the customer’s decision to exercise options on an existing contract.

General commitments consist of contract options and sole source business that management believes is likely to be exercised or awarded in connection with existing contracts. Contract options are the Company’s contractual agreement to perform specifically defined services only in the event the customer thereafter requests the Company to do so.

Sole source business is contract work which the Company reasonably expects to be awarded based on its unique expertise in a specific area or because it has previously done all such work in that area for the customer or prime contractor who will award the contract. The Company estimates that 35% of backlog as of September 30, 2006 will be completed during fiscal year 2007. Estimated backlog includes contract options through September 30, 2011, including general commitments.

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

However, the Company also believes that backlog is not necessarily indicative of future revenues. The Company’s backlog typically is subject to large variations from quarter to quarter as existing contracts are renewed or new contracts are awarded. Additionally, all U.S. Government contracts included in backlog may be terminated at the convenience of the government as previously discussed.

Raw Materials

The Company requires the use of various raw materials, including racks, chassis, servers, single-board-computers, printed wiring boards, and cables in its assembly processes. It also purchases a variety of manufactured component parts from various suppliers. At times, it concentrates orders among a few suppliers in order to strengthen its supplier relationships and receive quantity discounts. Raw materials and component parts are generally available from multiple suppliers at competitive prices.

The Company has several Cooperation Agreements with a French supplier for certain modem systems that it further customizes and delivers to customers. These agreements are subject to termination by either party. To date, the relationship with the supplier is very good. The agreements provide for the support of delivered product in the event of agreement termination; however, an unanticipated termination of the Cooperation Agreements could be disruptive to revenue attainment as the Company would be unable to bid additional work that depends on the modems.

Proprietary Rights

The Company regards its products as proprietary trade secrets and confidential information. The Company has made the strategic decision after discussion with intellectual property counsel not to seek patent protection for its software, hardware, or systems. None of the Company’s software, hardware or systems are patented. The Company relies on a combination of common law copyright and trade secret laws, third-party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software, hardware, and systems. The Company generally registers its trademarks with respect to new products and new versions of its software as they are developed. There can be no assurance, however, that in spite of these precautions, an unauthorized third party will not obtain and use information that the Company considers proprietary. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as the laws of the United States. Moreover, the Company does not have confidentiality agreements with all of its employees. There can be no assurance that the mechanisms used by the Company to protect its software, designs, or algorithms will be adequate or that the Company’s competitors will not independently develop products that are substantially equivalent or superior to the Company’s products. The Company believes that it has all necessary rights to market its products, although there can be no assurance third parties will not assert infringement claims in the future.

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

As of September 30, 2006, the Company had approximately 420 employees, including employees of ISI Europe in Toulouse, France, SAT Corporation in Sunnyvale, California, Newpoint Technologies in Salem, New Hampshire, RT Logic in Colorado Springs and Englewood, Colorado, and Lumistar in Carlsbad, California. Approximately 69% of the Company’s employees are full-time professionals in engineering related disciplines.

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

The Ground Systems – Commercial segment provides ground systems products and services to commercial enterprises and international governments and organizations. It consists of the Company’s core command and control business for commercial applications and three of the Company’s wholly-owned subsidiaries as follows:

•	SAT and Newpoint, acquired by the Company in August 2000 and January 2002, respectively, offer complementary ground system components and systems. This includes turnkey systems, hardware and software for satellite and terrestrial communications signal monitoring, network and ground equipment monitoring and control and satellite data processing.

•	ISI Europe, the Company’s wholly-owned subsidiary formed in March 2001, with headquarters in Toulouse, France, serves as the focal point for the support of all of the Company’s European business. ISI Europe also pursues ground systems business in Europe and Africa for command and control, signal monitoring, and network management using products from the company and all of the company’s subsidiaries.

The Space Communications Systems segment includes the Company’s wholly-owned subsidiary, RT Logic, which designs and builds satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories and range operations. The segment also includes the Company’s recently acquired (October 3, 2005) wholly-owned and indirect subsidiary Lumistar. Lumistar provides system level and board level telemetry products.

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

Strategic Alternatives

As previously reported by the Company, the Company has engaged BB&T Capital Markets | Windsor Group as an investment banker to explore strategic alternatives to maximize stockholder value, including a possible sale of the Company. The Company’s efforts until recently in connection with exploring strategic alternatives have focused principally on a possible sale of the Company. Because discussions with potential interested parties have to date not resulted in any proposal, agreement or transaction involving a sale of the Company, the Board of Directors of the Company has, after consultation with the Company’s outside financial advisors, decided to explore and evaluate other strategic alternatives to maximize stockholder value while continuing to explore and evaluate a possible sale of the Company. The Company cautions that there can be no assurance as to the outcome of the strategic alternatives process, that any particular strategic alternative will be pursued or that any transaction will occur, and the Company does not undertake any obligation to provide further updates until the strategic alternatives process is completed.

Available Information

The Company’s web site address is www.integ.com.

The Company makes available free of charge on or through its internet web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material, or furnishes it to, the Securities and Exchange Commission ( “SEC”).

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors which could materially affect our business, financial condition, cash flows or future results. Any one of these factors could cause our actual results to vary materially from recent results or from anticipated future results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

•	A significant portion of our revenue is derived from contracts or subcontracts funded by the U.S. government.

The following table lists the approximate revenues, as a percentage of Integral’s total revenues, derived from contracts funded by the U.S. government and by one particular agency of the U.S. government, the Department of the Air Force, for fiscal years 2004, 2005, and 2006.

Time Period	Percentage of revenues derived from contracts and subcontracts funded by the U.S. government	Percentage of revenues derived from contracts and subcontracts funded by the Department of the Air Force
Fiscal year 2004	76%	55%
Fiscal year 2005	77%	57%
Fiscal year 2006	79%	55%

We expect that U.S. government contracts are likely to continue to account for a significant portion of our revenues in the future. For example, we expect that at least 50% of our revenue for fiscal year 2007 will be derived from Department of the Air Force contracts and subcontracts. Accordingly, our financial performance may be adversely affected by changing U.S. government procurement practices and policies as well as declines in U.S. government civilian and defense agency spending. The factors that could have a material adverse effect on our ability to win new contracts with the U.S. government, or retain existing contracts, include the following:

•	budgetary constraints;

•	changes in U.S. government funding levels, programs, policies, or requirements;

•	technological developments;

•	changes in level of U.S. government funds available for services that we provide;

•	the adoption of new laws or regulations; and

•	general economic conditions.

In addition, some of our U.S. government contracts individually contribute a significant percentage of our revenues. We estimate that our single largest contract with the Department of the Air Force will represent approximately 20% of our revenues for fiscal year 2007. A relatively small number of large U.S. government contracts are likely to continue to account for a significant percentage of our revenues in the future. Termination of any of these contracts or our inability to renew or replace these contracts when they expire for any reason could have a material adverse effect on our business, financial condition, or results of operations.

•	Our contracts and subcontracts that are funded by the U.S. government are subject to termination without cause by the U.S. government.

All of our contracts and subcontracts that are funded by the U.S. government are subject to termination by the U.S. government for “convenience,” which means termination without cause. Should the U.S. government terminate a contract without cause, we would be reimbursed for allowable costs incurred through the date of termination and would be paid a proportionate amount of the stipulated profits or fees attributable to work actually performed. Termination of any of our large U.S. government contracts could have a material adverse effect on our business, financial condition, or results of operations.

•	Our contracts and subcontracts that are funded by the U.S. government are subject to U.S. government regulations and audits.

U.S. government contracts require compliance with various contract provisions and procurement regulations. The adoption of new or modified procurement regulations could have a material adverse effect on our business, financial condition, or results of operations or increase the costs of competing for or performing U.S. government contracts. Any violation of these regulations by us could result in the termination of the contracts, imposition of fines or exclusion from U.S. government contracting and U.S. government-approved subcontracting for some specific time period. In addition, our contract costs and revenues are subject to adjustment as a result of audits by the Defense Contract Audit Agency and other U.S. government auditors. We reflect any adjustments required by U.S. government auditors in our financial statements. Although we have thus far not been required to make any material audit adjustments, we cannot assure that adjustments will not be required in the future.

•	Our contracts and subcontracts that are funded by the U.S. government are subject to a competitive bidding process that may affect our ability to win contract awards or renewals in the future.

U.S. government contracts generally are awarded to us through a formal competitive process in which we may have many competitors. Upon expiration, U.S. government contracts may be subject, once again, to the competitive process. We cannot assure that we will be successful in winning contract awards or renewals in the future. Our failure to renew or replace U.S. government contracts when they expire could have a material adverse effect on our business, financial condition, or results of operations.

Our contracts and subcontracts with federal U.S. government agencies are subject to competition and awarded on the basis of technical merit, personnel qualifications, experience, and price. Our business, financial condition, and results of operations could be materially affected to the extent that U.S. government agencies believe our competitors offer a more attractive combination of the foregoing factors. In addition, new U.S. government contract awards also are subject to protest by competitors at the time of award that can result in the re-opening of the competition or evaluation process, the award of the subject contract to a competitor, or the reopening of the competitive bidding process. We consider bid protests to be a customary element in the process of procuring U.S. government contracts.

•	Our contracts and subcontracts that are funded by the U.S. government are subject to the budget and funding process of the U.S. government.

Many of the U.S. government programs in which we participate as a contractor or subcontractor extend for several years but are funded only on an annual basis. Accordingly, our contracts and subcontracts are subject to termination, reduction, or modification in the event of changes in the U.S. government’s requirements or budgetary constraints.

In addition, U.S. government contracts are conditioned upon the continuing availability of Congressional funding and are typically subject to modification or termination in the event of changes in funding. Congress usually allocates funds on a fiscal-year basis even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually incrementally funded, and additional funds are normally committed to the contract by the procuring agency as funds are made available by Congress for future fiscal years. In addition, contractors often experience revenue uncertainties during the first quarter of the U.S. government’s fiscal year, which begins October 1, until differences between budget requests and appropriations are resolved. To date, Congress has funded all years of the multi-year major program contracts for which we have served as prime contractor or subcontractor, although we cannot assure that this will continue in the future.

Additionally, when we participate in a project as a subcontractor, we are subject to the risk that the prime contractor may fail or be unable to perform the prime contract.

•	Our commercial contracts are subject to competition and strict performance and other requirements.

Although a significant portion of our revenues (21% in fiscal year 2006) are generated from the sale of our services and products in commercial markets, we cannot assure that we will continue to compete successfully in these markets. Many of our commercial contracts are for a fixed price. This subjects us to substantial risks relating to unexpected cost increases and other factors outside of our control. We may fail to anticipate technical problems, estimate costs accurately, or control costs during performance of a fixed-price contract. Any of these failures may reduce our profit or cause a loss under our commercial contracts. In addition, our revenues on fixed-price contracts are recognized on a percentage-of-completion basis. This means that we calculate a ratio of costs incurred to costs expected to be incurred for each fixed-price job and then multiply that same ratio by the fixed-price contract value to determine total revenue for each fixed-price job. As a result, contract price and cost estimates on fixed-price contracts are reviewed periodically as the work progresses, and adjustments are reflected in income in the period when the estimates are revised. To the extent that these adjustments result in a loss, reduction, or elimination of previously reported profits, we would recognize a charge against current earnings, which could be material and have a material adverse effect on our business, financial condition, or results of operations.

In connection with certain commercial contracts, we have been required to obtain bonds, letters of credit, or similar guarantees. We cannot assure that we will be successful in obtaining or retaining these types of guarantees or that the guarantees available will be affordable in the future.

Under the terms of our commercial contracts, we typically must agree to meet strict performance obligations and project milestones, which we may not be able to satisfy. Our failure to meet these performance obligations and milestones permits the other party to terminate the contract and, under certain circumstances, recover liquidated damages or other penalties from us, any of which events could have a material adverse effect on our business, financial condition, or results of operations.

•	We may not be able to effectively manage any continued growth.

Our revenues increased during fiscal years 2002 through 2006 at an average annual rate of 25%. However, the revenue growth from fiscal year 2005 to fiscal year 2006 was 19%. The revenue projection for fiscal year 2007 is greater than the results posted for fiscal year 2006. There is no assurance that our projections will in fact be achieved and these projections do not reflect any acquisitions or divestitures that may occur in the future. Continued growth could place a significant strain on our limited personnel, management, financial controls, and other resources. Any future expansion will require us to attract, retain, train, motivate, and manage new employees successfully. We would also need to integrate new management and employees into our overall operations, and continue to improve our operational, financial, and management systems and controls and facilities. Our failure to manage any expansion effectively could have a material adverse effect on our business, financial condition, or results of operations.

•	Intense competition in the satellite ground system industry could harm our financial performance.

We experience significant competition. Approximately one dozen large aerospace/defense contractors have developed satellite control systems either in-house as primary contractors or through subcontractors. As a result, some of our competitors are also current or potential customers. Our competitors include the following:

•	Lockheed Martin Corporation

•	Boeing Satellite Systems

•	Northrop Grumman

•	Honeywell International, Inc. (formerly AlliedSignal)

•	General Dynamics

•	Computer Sciences Corporation

•	Alcatel Alenia Space

•	Astrium

•	Raytheon Company

•	Intelsat

•	GMV

•	Harris

•	L3

•	SS/L

•	Orbital Sciences Corporation

Many of our competitors are significantly larger and have greater financial resources than us. Some of these competitors are divisions or subsidiaries of large, diversified companies that have access to the financial resources of their parent companies. We cannot assure that we will be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, several smaller companies have specialized capabilities in similar areas. Our products also face competition from certain off-the-shelf products developed by the U.S. government for satellite command and control. We cannot predict how our competitive position may be affected by changing economic or competitive conditions, customer requirements, or technological developments. We principally obtain contracts and subcontracts through competitive procurements offered by the U.S. government or commercial enterprises. We cannot assure that we will be able to compete successfully.

•	We are subject to risks associated with our strategy of acquiring other companies.

We may continue to look for complementary businesses to acquire so that we can strengthen and expand our core business. However, we may not be able to find any attractive candidates or we may find that the acquisition terms proposed by potential acquisition candidates are not favorable to us. In addition, we may compete with other companies for these acquisition candidates, which may make an acquisition more expensive for us. Similarly, instability in the U.S. securities markets and volatility in our stock price may make acquisitions with our stock more expensive. If we are unable to identify and acquire any suitable candidates, we may not be able to find alternative uses for the cash proceeds of our previous private placements that improve our business, financial condition, or results of operations to the extent that an acquisition could. Accordingly, our acquisition strategy may not improve our overall business, financial condition, and results of operations, and could weaken them.

Further, the integration of the companies and assets we have acquired or, if we are able to identify and acquire one or more businesses, may acquire may be costly and may result in a decrease in our revenues or a decrease in the value of our common stock for the following reasons, among others:

•	we may not have adequately assessed the risks inherent in the companies or assets we have acquired or correctly assessed the potential contribution of those companies or assets to our financial performance, and in the future we may not adequately assess the risks inherent in a particular acquisition candidate or correctly assess the candidate’s potential contribution to our financial performance;

•	we may need to divert more management resources to integration than we planned, which may adversely affect our ability to pursue other more profitable activities;

•	the difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds, and combining different corporate cultures;

•	we may not eliminate as many redundant costs as we anticipated in selecting the companies or assets we have acquired or may acquire; and

•	the companies or assets we have acquired or may acquire may have liabilities or adverse operating issues that we failed to discover through our diligence prior to the acquisition.

Consequently, any acquisition by us may not improve our business, financial condition, and results of operations in either the short-term or long-term.

•	We may be exposed to product liability or related claims with respect to our products.

Our products are mission-critical parts of sophisticated and extremely expensive satellite and range safety systems. Should a satellite mission fail, or should the system’s service become unavailable due to a failure or malfunction in the ground system, or should a space launch vehicle be destroyed as a result of malfunction, we could be sued for product liability or related claims. Moreover, we have found obtaining insurance to cover product liability claims to be impractical. Any product liability or related claim could therefore have a material adverse effect on our business, financial condition, or results of operations.

•	Our products may become obsolete due to rapid technological change in the satellite industry.

Any of our products could become obsolete at any time due to rapid technological changes in the satellite industry. In addition, we may not be able to update our products quickly enough to remain competitive. The rapid pace of technological change in our industry exposes us to risk of loss due to the development of superior technologies by our competitors. We are also dependent upon technologies developed by third parties for integrating our ground systems with a variety of satellite systems. To the extent that we cannot obtain necessary technologies from third parties, our business, financial condition, or results of operations could be materially adversely affected. Furthermore, as land-based telecommunications services expand, demand for certain types of satellite-based services, such as the services we provide, may be reduced. New technology used by our competitors could render satellite-based services less competitive by satisfying consumer demand in alternative ways or through the use of telecommunications standards that are incompatible with our products. In addition, our success depends on our ability to introduce innovative products and services on a cost-effective and timely basis.

•	Our business is subject to risks associated with international transactions.

In addition to having contracts with the U.S. government and other U.S. commercial organizations, we also have contracts with international organizations. For fiscal years 2005 and 2006, approximately 11% of our revenues each year were derived from international organizations. Operations in numerous countries outside the United States carry substantial managerial, operational, legal, and political uncertainties. These operations are subject to changes in government regulations and telecommunications standards, tariffs or taxes, and other trade barriers. In addition, our agreements relating to foreign operations may be enforceable only in foreign jurisdictions so that it may be difficult for us to enforce our rights.

We currently have two contracts that are subject to currency fluctuations in foreign markets. The value of these contracts is not material. However, to mitigate currency fluctuation, we periodically use foreign currency exchange contracts (see Note 15 of the Notes to the Consolidated Financial Statements included elsewhere herein). If we enter into these types of contracts in the future, the limited availability of U.S. currency in certain local markets could prevent a contracting party from making payments to us in U.S. dollars or exchange rate fluctuations could adversely affect our revenues. In addition, there can be no assurance that we will enter into foreign currency exchange contracts to mitigate currency fluctuation in the future.

Various agencies and departments of the U.S. government regulate our ability to pursue business opportunities outside the United States. Exports of space-related products, services, and technical information require licenses granted by the U.S. government. We do not currently have blanket authorization for export of our products and services. We cannot assure that we will be able to obtain blanket export authorization in the future. In addition, we cannot assure that we will be able to obtain necessary licenses or approvals on a per-transaction basis, and our inability to do so, or our failure to comply with the terms of the authorization when granted, could have a material adverse effect on our business, financial condition, or results of operations.

•	Our business is dependent on the availability of certain components and raw materials that we buy from suppliers.

Through our RT Logic subsidiary, we have several Cooperation Agreements with a French supplier for certain modem systems we further customize and deliver to customers. These agreements are subject to termination by either party. To date, our relationship with the supplier is very good. The agreements provide for the support of delivered product in the event of agreement termination. However, our business could be adversely impacted by factors affecting our supplier (such as the destruction of our suppliers’ facilities or their distribution infrastructure, a work stoppage or strike by our suppliers’ employees or the failure of our suppliers to provide materials of the requisite quality), or by increased costs of such raw materials or components if we were unable to pass along such price increases to our customers. Because we maintain a relatively small inventory of raw materials and component parts, our business could be adversely affected if we were unable to obtain these raw materials and components from our suppliers in the quantities we require or on favorable terms, and an unanticipated termination of the cooperation agreements could be disruptive to revenue attainment as we would be unable to bid additional work that depends on the modems.

•	We depend upon attracting and retaining a highly skilled professional staff.

Our success will depend in part upon our ability to attract, retain, train, and motivate highly skilled employees, particularly in the area of information technology. We face significant competition for employees with the computer and technology skills required to perform our services and create our products. In addition, we must often comply with provisions in U.S. government contracts that require specified levels of education, work experience, and security clearances for our employees. We cannot assure that we will be successful in attracting a sufficient number of highly skilled and qualified employees in the future. For all of these reasons, the loss of our key technical personnel, or our inability in the future to attract key employees or to relocate them as required by customers, could have a material adverse effect on our business, financial condition, or results of operations.

•	We depend on the services of our key personnel.

Our success depends to a significant degree on our key management personnel, especially the following:

•	Peter J. Gaffney, Chief Executive Officer

•	Thomas L. Gough, President

•	Gary A. Prince, Executive Vice President and Managing Director of Operations

•	Elaine M. Brown, Executive Vice President and Chief Financial Officer

•	Patrick Woods, Executive Vice President, Business Development

•	Stuart Daughtridge, Executive Vice President, Commercial Segment

•	James Schuetzle, Executive Vice President, Government Division

We do not have employment agreements with any of these individuals. The loss of any one of these management personnel could have a material adverse effect on our business, financial condition, or results of operations. We do not maintain key man life insurance policies on any members of management.

•	We depend upon intellectual property rights and risk having our rights infringed.

Much of our business is derived from work product, software programs, designs, algorithms, methodologies, and other information that we have privately developed. We have made a strategic decision after discussion with intellectual property counsel not to seek patent protection for our software, hardware, and systems. We have registered many of our trademarks. Although we seek to protect our intellectual property with a combination of common law and registered trademarks and copyrights, and software license and confidentiality agreements with third parties, we cannot assure that these measures will prevent unauthorized disclosure or use of our technical knowledge, practices, or procedures, or that others may not independently develop similar knowledge, practices, or procedures. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. Moreover, we do not have confidentiality agreements with all of our employees. Disclosure or loss of control over our privately developed information could have a material adverse effect on our business, financial condition, or results of operations. We may also be subject to litigation to defend against infringement claims. Any litigation with respect to our intellectual property rights would be costly and could divert management’s attention, either of which could have a material adverse effect on our business, financial condition, or results of operations. Adverse determinations in litigation involving our intellectual property could:

•	Result in the loss of our intellectual property rights;

•	subject us to significant liabilities;

•	require us to seek licenses from third parties; or

•	prevent us from selling our services or products.

Any one of the foregoing consequences could have a material adverse effect on our business, financial condition, or results of operations.

Under some government contracts, we may develop software that in the future we may decide to commercialize. In order to commercialize that software, we might need to invest additional research and development funds to re-market the software as a commercial product. If the product was developed using any government funding, government regulations and contract provisions may prevent us from selling the resulting product to any government agencies. If the primary market for a potential product is government agencies, we may not be able to recover invested funds through sale of the product. In addition, the government may acquire certain rights to software programs we develop that are funded under government contracts or subcontracts and may disclose information with respect to those programs or products to third parties, including our competitors.

•	The estimated backlog under our U.S. government contracts is not necessarily indicative of revenues that will actually be realized under the contracts.

Many of our U.S. government contracts are multi-year contracts and contracts with option years, and portions of these contracts are carried forward from one year to the next as part of our contract backlog. Backlog means the total value of all contracts less the revenues earned on those same contracts. The estimated backlog under a U.S. government contract is not necessarily indicative of revenues that will actually be realized under that contract. Congress normally appropriates funds for a given program on a fiscal-year basis, even though actual contract performance may take many years. As a result, contracts ordinarily are only partially funded at the time of award, and additional monies are normally committed to the contract by the contracting agency as Congress makes appropriations in subsequent fiscal years. There can be no assurance that Congress will appropriate funds or that procuring agencies will commit funds to our U.S. government contracts for their anticipated terms. In addition, most of our U.S. government contracts have an initial term of one year plus a number of option years. We cannot assure that the U.S. government will extend a contract through its option years. Certain of our large contracts provide that we will not receive payment until the services under those contracts are requested and performed. We cannot assure that cancellations or adjustments in the terms of these contracts might not occur. In addition, our services under these contracts may not be requested at currently anticipated levels in the future.

•	Performance of some of our U.S. government contracts may require security clearance.

Some of our contracts with U.S. government agencies require that some of our employees and procedures meet security clearance requirements. If problems develop meeting security clearance requirements, those problems could materially limit our ability to perform these contracts.

•	The market price of our common stock may be volatile.

The market price of securities of technology companies has historically faced significant volatility. In addition, the stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. Many factors that have influenced trading prices will vary from period to period, including:

•	actual or anticipated operating results;

•	growth rates;

•	changes in estimates by analysts;

•	market conditions in the industry;

•	changes in our earnings and revenues or quarterly operating results;

•	announcements by competitors;

•	announcements, if any, with respect to our exploration of strategic alternatives;

•	regulatory actions; and

•	general economic conditions.

Any of these events would likely result in a material adverse effect on the market price of our common stock.

•	Our quarterly operating results may vary significantly from quarter to quarter.

Our revenues and earnings may fluctuate from quarter to quarter based on factors that include the following:

•	the number, size, and scope of our projects;

•	equipment purchases and other expenditures required for our business;

•	bid and proposal efforts undertaken;

•	delays;

•	employee productivity;

•	adequacy of provisions for losses;

•	accuracy of estimates of resources required to complete ongoing projects; and

•	general economic conditions.

Demand for our products and services in each of the markets we serve can vary significantly from quarter to quarter due to revisions in customer budgets or schedules and other factors beyond our control. Due to all of the foregoing factors, our results of operations may fall below the expectations of securities analysts and investors in a particular period. In this event, the market price of our common stock would likely be materially adversely affected.

•	The Company has substantial investments in recorded goodwill as a result of prior acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce the Company’s operating income.

Goodwill accounts for approximately $53 million of the Company’s recorded total assets. The Company evaluates the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill.

•	The Company has measures in place that could impede the takeover of the Company or make it difficult for its stockholders to remove its board of directors or management.

We have various measures in place, any one or more of which may impede or make more difficult a takeover of the Company without the approval of our board of directors, which may discourage acquisition bids with respect to the Company, or which may prevent our stockholders from taking part in a transaction in which they could realize a premium over the current market price of our common stock. Further, these measures also may affect the price that investors might be willing to pay in the future for shares of our common stock. These measures include provisions in our charter or bylaws that:

•	provide for a classified, or “staggered,” board of directors;

•	require the affirmative vote of at least two-thirds of all of the votes entitled to be cast by the stockholders generally in the election of directors to remove a director, and then only for cause;

•	provide for fixing the number of directors only by a vote of directors;

•	provide for filling vacancies on the board only by the vote of the remaining directors; and

•	establish the requirements and procedures for calling special meetings of stockholders, including a provision that provides that the secretary of the Company may only call a special meeting of the stockholders upon the request of the stockholders on the written request of the stockholders entitled to cast at least a majority of the votes entitled to be cast at the meeting.

•	The disruption, expense and potential liability associated with existing and future litigation against us could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are subject to various legal proceedings and threatened legal proceedings from time to time. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe, would have a material adverse effect on our business, results of operations, financial condition or cash flows. However, any litigation in the future, regardless of its merits, could significantly divert management’s attention from our operations and result in substantial legal fees being borne by us. Further, there can be no assurance that any actions that have been or will be brought against us will be resolved in our favor or, if significant monetary judgments are rendered against us, that we will have the ability to pay such judgments. Such disruptions, legal fees and any losses resulting from these claims could have a material adverse effect on our business, results of operations, financial condition and cash flows.

•	The Company currently is subject to informal inquiries by the SEC and NASDAQ, which could require significant management attention and legal resources and could have a material adverse effect on the Company.

As previously disclosed, the SEC and NASDAQ have initiated informal inquiries about the circumstances related to Bonnie K. Wachtel’s refusal to stand for re-election as a director of the Company, which inquiries include questions as to whether Gary A. Prince, the Company’s Executive Vice President and Managing Director of Operations, was acting as a de facto executive officer of the Company prior to his promotion to his current position with the Company in August 2006 and questions as to whether Mr. Prince was practicing as an accountant before the SEC while an employee of the Company. See “Item 3. Legal Proceedings.” The Board of Directors of the Company has established a Special Committee of independent directors of the Company to supervise the Company’s responses to such inquiries and to investigate matters related to the inquiries. The Special Committee has retained the law firm of Foley Hoag, LLP, to serve as its independent counsel. The Company is cooperating fully with the SEC and NASDAQ. We are unable to determine at this time either the timing of these inquiries and investigations, the impact, if any, which these inquiries and investigations could have on the Company, or the outcome of these inquiries and investigations.

•	We cannot predict the outcome of the strategic alternative process.

As previously reported by the Company, the Company has engaged BB&T Capital Markets | Windsor Group as an investment banker to explore strategic alternatives to maximize stockholder value, including a possible sale of the Company. See “Item 1. Business – Strategic Alternatives.” There can be no assurance as to the outcome of the strategic alternatives process, that any particular strategic alternative will be pursued or that any transaction will occur. In addition,

•	the exploration of strategic alternatives may distract management and disrupt operations, which could have a material adverse effect on our operating results;

•	we may not be able to successfully achieve the benefits of any strategic alternative undertaken by us;

•	the process of exploring strategic alternatives may be time consuming and expensive; and

•	perceived uncertainties as to our future direction may result in the loss of employees, customers or business partners.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

With the exception of RT Logic’s headquarters in Colorado Springs, Colorado, operations of the Company and its subsidiaries are currently conducted in leased properties. On August 25, 2005, RT Logic Tract TT2, LLC, a newly-formed and wholly-owned subsidiary of RT Logic, closed on the purchase of 9.99 acres of real property in Colorado Springs, Colorado for a purchase price of approximately $2.3 million, pursuant to a Purchase Agreement with Northgate Properties, LLC. RT Logic Tract TT2, LLC completed construction of RT Logic’s new headquarters of approximately 60,000 square feet and occupied the space in August 2006. Its former headquarters space is under lease through December 31, 2006 but the lease will not be renewed. The Company believes that its facilities are adequate to carry on its business as currently conducted and has sufficient insurance coverage to protect its properties and assets. The following table describes the location, square footage and lease expiration of the Company’s existing leased facilities:

LOCATION	SIZE (Square Footage)	EXPIRATION DATE	RELATED BUSINESS SEGMENT
Integral Systems, Inc. 5000/5200 Philadelphia Way Lanham, MD 20706	83,974	October 31, 2015	Ground Systems – Government segment, Ground Systems Commercial segment, and Corporate segment

Integral Systems, Inc. 980 Technology Court Colorado Springs, CO 80915	22,546	May 31, 2010	Ground Systems – Government segment

Integral Systems, Inc. 400 Continental Blvd., 6th Floor El Segundo, CA 90245	400	August 31, 2007	Ground Systems – Commercial Segment

Integral Systems, Europe S.A.S. Buroparc III Voie 2 31675 Labege Cedex Toulouse France	4,532	November 30, 2013	Ground Systems - Commercial segment

SAT Corporation 931 Benecia Avenue Sunnyvale, CA 94085	10,000	November 30, 2009	Ground Systems - Commercial segment

Newpoint Technologies, Inc. 8B Industrial Way Salem, NH 03079	4,290	September 30, 2007	Ground Systems – Commercial segment

RT Logic, Inc. 1042 Elkton Drive Colorado Springs, CO 80907	24,058	December 31, 2006	Space Communications Systems segment

RT Logic, Inc. 975 Elkton Drive Colorado Springs, CO 80907	4,605	December 31, 2006	Space Communications Systems segment

LOCATION	SIZE (Square Footage)	EXPIRATION DATE	RELATED BUSINESS SEGMENT

RT Logic, Inc. 8591 Prairie Trail Drive Englewood, CO 80112	11,750	April 30, 2009	Space Communications Systems segment

Lumistar, Inc. 2701 Loker Avenue West Carlsbad, CA 92008	8,109	April 30, 2008	Space Communications Systems segment

TOTAL LEASED SPACE	174,264

ITEM 3.	LEGAL PROCEEDINGS

As previously disclosed, the SEC and NASDAQ have initiated informal inquiries about the circumstances related to Bonnie K. Wachtel’s refusal to stand for re-election as a director of the Company. The Board of Directors of the Company has established a Special Committee of independent directors of the Company to supervise the Company’s responses to such inquiries and to investigate matters related to the inquiries. The Special Committee consists of the following members of the Company’s Board of Directors: John M. Albertine, Alan W. Baldwin, Dominic A. Laiti; William F. Leimkuhler; and R. Doss McComas. The Special Committee has retained the law firm of Foley Hoag, LLP, to serve as its independent counsel. The Company is cooperating fully with the SEC and NASDAQ.

The inquiries by the SEC and NASDAQ include questions as to whether Gary A. Prince, the Company’s Executive Vice President and Managing Director of Operations, was acting as a de facto executive officer of the Company prior to his promotion to his current position with the Company in August 2006. The inquiries also include questions as to whether Mr. Prince was practicing as an accountant before the Commission while an employee of the Company. Mr. Prince agreed with the SEC in 1997 to a permanent injunction barring him from practicing as an accountant before the SEC, as part of a settlement with the SEC related to Mr. Prince’s guilty plea to charges brought against him for conduct principally occurring in 1988 through 1990 while he was employed by Financial News Network, Inc. and United Press International. At the direction of the Special Committee, the Company placed Mr. Prince on paid administrative leave effective November 1, 2006, pending developments in the inquiries by the SEC and NASDAQ and the Special Committee’s ongoing investigation. The Company cautions that this action does not represent any determination by the Company with regards to the matters that are the subject of the Special Committee’s investigation, that no inferences should be made in connection with this action, and that the Company does not undertake any obligation to provide further updates with regards to any of these matters before the Special Committee’s investigation is completed.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended September 30, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ National Market under the symbol “ISYS.” The following table sets forth for the quarters indicated the high and low sales price of the Company’s common stock and the cash dividends paid quarterly per share of common stock.

	High	Low	Dividend Per Share
2006 Fiscal Year
Fourth Quarter	$31.74	$27.69	$0.05
Third Quarter	$29.49	$25.12	$0.05
Second Quarter	$26.63	$20.69	$0.05
First Quarter	$22.57	$19.92	$0.05
2005 Fiscal Year
Fourth Quarter	$24.09	$19.25	$0.04
Third Quarter	$23.73	$20.01	$0.04
Second Quarter	$24.70	$17.25	$0.04
First Quarter	$20.73	$18.01	$0.04

As of November 10, 2006, there were approximately 2,500 holders of record or beneficiaries of the Company’s common stock.

Prior to fiscal year 2004 the Company had not paid any cash dividends. On December 6, 2006 the Company’s Board of Directors declared a quarterly cash dividend of seven cents per share. The dividend will be paid on or about January 3, 2007 to shareholders of record as of December 18, 2006. The payment of future dividends, if any, will be determined in light of any applicable contractual restrictions limiting the Company’s ability to pay dividends, the Company’s earnings, financial condition, capital requirements and other factors deemed relevant by the Board of Directors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

During the fourth quarter of fiscal year 2006, the Company did not reacquire any shares of its stock.

The information required by this item regarding equity compensation plans is set forth in Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data of the Company for the fiscal years ended September 30, 2006, 2005, 2004, 2003 and 2002. The financial data for the fiscal years ended September 30, 2003 and 2002 has been derived from the financial statements of the Company, which have been audited by Ernst & Young, LLP, independent registered public accounting firm. The financial data for the fiscal years ended September 30, 2005 and 2004 has been derived from the financial statements of the Company, which have been audited by Grant Thornton, LLP, independent registered public accounting firm. The financial data for the fiscal year ended September 30, 2006 has been derived from the financial statements of the Company, which have been audited by Bernstein & Pinchuk, LLP, independent registered public accounting firm, as set forth in the financial statements and notes thereto presented elsewhere herein.

The following information should be read in conjunction with the Company’s financial statements and notes thereto presented elsewhere herein. See “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended September 30,
	2006	2005	2004	2003[2]	2002
	(in thousands, except for per share data)
Statement of Operations Data:
Revenue	$116,531	$97,725	$90,311	$82,585	$50,923
Gross margin	39,389	29,713	30,526	27,210	13,291
Income from operations	18,279	9,824	10,351	8,802	1,817
Income from continuing operations	12,339	6,301	6,761	5,019	2,623
Net income	$12,339	$6,301	$6,761	$5,019	$2,623
Cash dividends declared per common share	$0.20	$0.16	$0.12	—	—
Income from continuing operations per common and equivalent share—basic	$1.13	$0.61	$0.68	$0.52	$0.29
Income from continuing operations per common and equivalent share—diluted	$1.12	$0.60	$0.67	$0.51	$0.28
Net income per common and equivalent share—basic	$1.13	$0.61	$0.68	$0.52	$0.29
Net income per common and equivalent share—diluted	$1.12	$0.60	$0.67	$0.51	$0.28
Weighted average common and equivalent shares outstanding—basic[1]	10,891	10,282	9,895	9,713	9,175
Weighted average common and equivalent shares outstanding—diluted[1]	11,004	10,534	10,150	9,860	9,233
Balance Sheet Data:
Cash and cash equivalents	$24,659	$24,775	$18,199	$22,527	$16,064
Working capital	74,716	70,339	64,278	60,715	71,164
Total assets	166,851	149,196	132,466	122,793	96,617
Long-term obligations, net of current	—	126	1,453	2,468	2,540
Stockholders’ equity	$142,702	$120,686	$105,339	$95,629	$82,256

1	For all periods presented, the difference between income and net income per common share-basic and income and net income per common share-diluted relates to the effect of dilutive securities, namely employee stock options, and the shares relating to contingent consideration payable to former RT Logic shareholders in connection with the acquisition of RT Logic. See Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein.

2	During fiscal year 2003, the Company completed the acquisition of RT Logic as discussed further in Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company has developed innovative software products that it believes reduce the cost and minimize the development risk associated with traditional custom-built systems. The Company believes that it was the first to offer a comprehensive COTS software product line for command and control. As a systems integrator, the Company leverages these products to provide turnkey satellite control facilities that can operate multiple satellites from most manufacturers. These systems offer significant cost savings for customers that have traditionally purchased a separate custom control center for each of their satellites.

Through its wholly-owned subsidiary SAT, acquired in August 2000, the Company also offers turnkey systems and hardware and software for satellite and terrestrial communications signal monitoring.

In March 2001, the Company formed a wholly-owned subsidiary, ISI Europe, with headquarters in Toulouse, France. ISI Europe serves as the focal point for the support of all of Integral’s European business. ISI Europe also pursues ground systems business in Europe and Africa for command and control, signal monitoring, and network management using products from the Company and all of the Company’s subsidiaries.

On January 30, 2002, the Company acquired Newpoint. Newpoint provides network and ground equipment monitoring and control software and satellite data processing.

In October 2002, the Company acquired RT Logic. RT Logic designs and builds satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories, and range facilities.

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

Effective November 1, 2004, the Company disposed of the intellectual property rights, inventory and certain other assets of Antenna Systems division to LJT & Associates, Inc. of Montgomery, Alabama (“LJT”). The disposition was effective November 1, 2004. As consideration, LJT agreed to pay the Company $215,000 and executed a promissory note requiring payment of that sum in eight equal installments of $26,875 due on July 1 and January 1 beginning on July 1, 2005. As additional consideration, LJT agreed to make future contingent payments to the Company, in certain circumstances, for the period beginning November 1, 2004 through December 31, 2006. The contingent payments are calculated every December 31 beginning December 31, 2005 based on pretax income as defined in the governing Asset Purchase Agreement. Under the governing Asset Purchase Agreement, the Company is obligated to continue to fulfill its obligations under existing customer contracts but will look to LJT as a subcontractor to perform the actual work. The Company did not record a material gain or a loss as a result of this transaction.

On October 3, 2005, Lumistar, Inc., a newly-formed subsidiary of RT Logic, acquired substantially all of the assets of Lumistar, LLC. Through this indirect wholly-owned subsidiary, the Company provides system level and board level telemetry products.

Contract Revenue

The Company generates revenue under three types of contracts: fixed-price, cost-plus, and T&M contracts. Under a fixed-price contract, the Company is paid a stipulated price for services or products and bears the risk of increased or unexpected costs. Revenue under a fixed-price contract is recognized using the percentage of completion method of accounting based on costs incurred in relation to total estimated costs. Under a cost-plus contract, the Company is reimbursed for allowable costs within the contractual terms and conditions and is paid a negotiated fee. The fee may be fixed or based on performance incentives. Revenue recognition under a cost-plus contract is based upon actual costs incurred and a pro rata amount of the negotiated fee. Under a T&M contract, the Company receives fixed hourly rates intended to cover salary costs attributable to work performed on the contract and related indirect expenses, reimbursement for other direct costs and a profit. Revenue is recognized under a T&M contract at the contractual rates as labor hours and direct expenses are incurred. To date, the vast majority of contracts for the purchase of the Company’s COTS software products have been fixed-priced in nature, either firm fixed-price contracts or T&M contracts with fixed labor rates.

The Company earns revenues from sales of its products and services through contracts that are funded by the U.S. Government as well as commercial and international organizations. The Company may be either a prime contractor directly to the end-user of its products and services or it may act as a subcontractor under a contract with another contractor.

The percentages of revenues received by the Company from prime contracts and subcontracts for fiscal years 2006, 2005 and 2004 are as follows:

	Fiscal Year
Contract Source	2006	2005	2004
Prime Contract	55%	59%	61%
Subcontract	45%	41%	39%

For a given contract, the revenue mix may include the Company’s COTS software products, pass-through of third-party hardware and software and services provided by the Company or its subcontractors.

The following table summarizes the percentage of revenues attributable to each contract type for the period indicated:

	Fiscal Year
Contract Type	2006	2005	2004
Cost-Plus	39%	36%	30%
Fixed-price	56%	57%	60%
Time and Materials	5%	7%	10%

Sale of Software Products

Many of the Company’s contracts include the sale of proprietary software products. Sales of the Company’s software products take many forms. The Company sells (1) software only (a “Software-Only Sale”), (2) software and services together or (3) software, services and hardware together. In addition, depending on a customer’s requirements, the Company may or may not provide post-contract customer support (“PCS”).

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

The Company recognizes PCS revenue on a percentage of completion basis when PCS is part of a broader fixed-price contract that includes software and services. Alternatively, when PCS services (i.e., software maintenance and support) are awarded to the Company under a separate maintenance contract, the Company recognizes PCS revenue on a straight-line basis pro rata over the term of the maintenance contract.

During fiscal year 2006, the Company incurred approximately $2.6 million in Research and Development (“R&D”) costs in connection with software and hardware products. The Company incurred approximately $2.4 million in related R&D costs in fiscal year 2005 and $3.7 million in fiscal year 2004.

Critical Accounting Policies

The Company believes the following accounting policies are critical to the understanding of the Company’s financial condition and results of operations.

Revenue Recognition

The Company provides products and services under fixed-price contracts for which revenue is generally recognized using the percentage of completion method based on the relationship of actual costs incurred to total costs estimated over the duration of the contract. These estimates regarding costs underlie the Company’s determinations as to overall contract profitability and the timing of revenue recognition. If the Company does not accurately estimate the resources required or the scope of the work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then actual results may differ from projected results and losses on contracts may need to be recognized. The Company accounts for cost reimbursable contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying the negotiated fee and or estimated award fee rate to actual costs on an individual contract basis. Management reviews contract performance, costs incurred, and estimated completion costs regularly and adjusts revenues and profits on contracts in the period in which changes become determinable.

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

Goodwill and Other Long-Lived Assets

Long-lived assets consist of goodwill, identifiable intangible assets, trademarks, and agreements and property, plant, and equipment. Intangible assets and property, plant, and equipment, excluding goodwill, are amortized using the straight-line method over their estimated useful life. The Company reviews long-lived assets and all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Goodwill is also reviewed at least annually for impairment. Factors which the Company considers important and that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, and significant negative industry or economic trends. The Company determines whether an impairment has occurred based on gross expected future cash flows, and measures the amount of the impairment based on the related future discounted cash flows. The cash flow estimates used to determine impairment, if any, contain management’s best estimates, using appropriate and customary assumptions and projections at the time. The estimates of expected cash flows require the Company to make significant judgments regarding future periods that are subject to some factors outside of the Company’s control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.” SFAS 123R requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. The fair value of restricted stock awards is based upon the market price of our common stock at the grant date. We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest and the dividend yield on our common stock. If our expected option term and stock-price volatility assumptions were different, the resulting determination of the fair value of stock option awards could be materially different. In addition, judgment is also required in estimating the number of share-based awards that we expect will ultimately vest upon the fulfillment of service conditions (such as time-based vesting) or the achievement of specific performance conditions. If the actual number of awards that ultimately vest differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Deferred Income Taxes

The Company recognizes a deferred tax asset or liability for the estimated future tax effects attributable to temporary differences as well as the effects of any net operating loss carryforwards and tax credits that may be utilized to reduce future taxes payable. Deferred tax assets and liabilities are measured using the currently enacted tax rates, and future tax rate changes are not anticipated. In evaluating the Company’s ability to recover its deferred tax assets, we considered all available positive and negative evidence, including past operating results, the reversal of temporary differences, the forecasts of future taxable income from operations and investments, and ongoing feasible and prudent tax planning strategies. These assumptions require management judgment and are updated periodically based on current business conditions which affect the Company and overall economic conditions and are consistent with estimates being used to manage the business. If it is determined more likely than not a deferred tax asset will not be realized, the Company would record a valuation allowance to reduce its net deferred tax assets to the amount that is more likely to be realized. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination is made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would decrease income in the period such determination is made.

Inventories

Inventory is composed of items that are required to support delivered product or are necessary to fulfill future customer orders. Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method of accounting. Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined. In addition, in accordance with industry practice, all inventories are classified as current assets as all inventories are available and necessary to support current sales, even though a portion of the inventories may not be sold within one year.

Recent Accounting Pronouncements

FIN 48—“Accounting for Uncertainty in Income Taxes.” In July 2006, FASB Interpretation No. 48—“Accounting for Uncertainty in Income Taxes,” or FIN 48, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109—“Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. We expect to implement FIN 48 beginning on October 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

SFAS 154—“Accounting Changes and Error Corrections”. In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 154—“Accounting Changes and Error Corrections,” or SFAS 154. This statement changes the requirements for the accounting for, and reporting of, a change in accounting principle. It also carries forward earlier guidance for the correction of errors in previously issued financial statements, as well as the guidance for changes in accounting estimates. SFAS 154 applies to all voluntary changes in accounting principles, as well as changes mandated by a standard-setting authority that do not include specific transition provisions. For such changes in accounting principles, SFAS 154 requires retrospective application to prior period financial statements, unless it is impracticable to determine either period specific or cumulative effects of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt this standard effective in October 2006. Since this standard applies to both voluntary changes in accounting principles, as well as those that may be mandated by standard-setting authorities, it is not possible to estimate the impact that the adoption of this standard will have on our financial position and results of operations.

SFAS 157—“Fair Value Measurements.” In October 2006, FASB issued Statement of Financial Accounting Standards No. 157—”Fair Value Measurements,” or SFAS 157. This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities. This standard also requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. We expect to adopt this standard beginning in October 2008. Currently, we are evaluating the impact that this new standard will have on our financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108) regarding the quantification of financial statement misstatements. SAB No. 108 requires a dual approach for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 will be effective for the Company on October 1, 2006. The adoption of SAB No. 108 is not expected to have a material impact on the results of the Company’s operations, financial position, or cash flows.

FSP 115-1 and 124-1—“Impairment of Investments.” In November 2005, FASB Staff Position 115-1 and 124-1—“The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” FSP 115-1 and 124-1, was issued. This FSP provides clarification on when companies should consider impairments of investments to be other-than-temporary. This FSP must be applied to reporting periods beginning after December 15, 2004, but earlier application is permitted. On October 1, 2005, we adopted this standard. The adoption of this standard has not had a material impact on our financial position or results of operations.

Results of Operations

The components of the Company’s income statement as a percentage of revenue are depicted in the following table for the fiscal years ended September 30, 2006, 2005 and 2004:

	Fiscal Year 2006	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2005	Fiscal Year 2004	Fiscal Year 2004
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	(in thousands)	% of Revenue
Revenue	$116,531	100.0%	$97,725	100.0%	$90,311	100.0%
Cost of Revenue	77,142	66.2	68,012	69.6	59,785	66.2

Gross Margin	39,389	33.8	29,713	30.4	30,526	33.8
SG&A	16,356	14.0	14,617	14.9	12,657	14.0
Research & Development	2,631	2.3	2,415	2.5	3,691	4.1
Product Amortization	1,580	1.3	2,582	2.6	3,045	3.3
Amortization-Intangible Assets	543	0.5	275	0.3	782	0.9

Income from Operations	18,279	15.7	9,824	10.1	10,351	11.5
Other Income (Expense):
Interest Income	1,876	1.6	1,151	1.2	616	0.7
Gain on Sale of Marketable Securities	—	0.0	50	0.0	46	0.1
Miscellaneous Expense	(734)	(0.6)	(637)	(0.7)	(408)	(0.6)

Income Before Income Taxes	19,421	16.7	10,388	10.6	10,605	11.7
Income Taxes	7,082	6.1	4,087	4.2	3,844	4.2

Net Income	$12,339	10.6%	$6,301	6.4%	$6,761	7.5%

Revenue

The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts that are funded by the U.S. Government as well as commercial and international organizations.

For the fiscal years ended September 30, 2006, 2005, and 2004, the Company’s revenues were generated from the following sources:

Revenue Type	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2004
Government
USAF	55	57	55
NOAA	6	8	15
NASA	5	3	3
NAVY	5	—	—
Other U.S. Government Users	8	9	3

Subtotal	79%	77%	76%

Commercial	21%	23%	24%
Total	100%	100%	100%

FISCAL YEAR 2006 COMPARED TO FISCAL YEAR 2005

On a consolidated basis, revenue increased 19.2%, or $18.8 million, to $116.5 million for the fiscal year 2006, from $97.7 million for fiscal year 2005. Revenue for fiscal years 2006 and 2005 for each of the Company’s segments is shown in the following table:

Segment	Fiscal Year Ended September 30,		Increase/ (Decrease)
	2006	2005
	(in thousands)	(in thousands)	(in thousands)
Revenue
Ground Systems – Government	$56,330	$47,609	$8,721
Ground Systems – Commercial
Command & Control	13,196	11,006	2,190
Newpoint	3,590	3,711	(121)
SAT	4,413	3,768	645
Intra-Segment Elimination	(619)	(560)	(59)

Ground Systems – Commercial	20,580	17,925	2,655

Space Communications Systems	44,422	32,483	11,939
Corporate
Product Group	5,334	3,608	1,726
Antenna	673	2,566	(1,893)
Other	922	1,281	(359)

Corporate	6,929	7,455	(526)

Elimination	(11,730)	(7,747)	(3,983)

Total Revenue	$116,531	$97,725	$18,806

Revenue increases in the Company’s Ground Systems—Government segment between the fiscal years ended September 30, 2006 and 2005 primarily relate to increased sales volume of approximately $10.1 million from the Company’s contracts with the U.S. Air Force which were partially offset by revenue decreases from NOAA.

Revenue increases of approximately $2.7 million in the Company’s Ground Systems – Commercial segment resulted from increased backlog and increased product shipments to customers from SAT and the Command & Control units which were partially offset by revenue decreases at Newpoint. SAT also benefited from approximately $680,000 of revenue with the Company’s RAIDRS contract with the U.S. Air Force during the current fiscal year.

Revenue increases for the Company’s Space Communications Systems segment resulted from increased bookings and increased product shipments for the fiscal year ended September 30, 2006 compared to the fiscal year ended September 30, 2005. Further, current period revenues from Lumistar of approximately $7.3 million were incremental to the segment’s revenue totals for the fiscal year ended September 30, 2006, as the Company did not acquire Lumistar until October 2005.

In the Company’s Corporate segment, revenues for the Product Group increased approximately $1.7 million for the fiscal year ended September 30, 2006 compared to the fiscal year ended September 30, 2005 principally due to increased license revenue.

Antenna Division revenues declined approximately $1.9 million between the periods being compared because the Company has not been pursuing new business for this operation since the summer of 2004. The principal operating assets of the division were sold in November 2004 to LJT & Associates, Inc. See Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein for more information regarding the disposition of the Antenna Systems division.

Cost of Revenue/Gross Margin

The Company computes gross margin by subtracting cost of revenue from revenue. Included in cost of revenue are direct labor expenses, overhead charges associated with the Company’s direct labor base and other costs that can be directly related to specific contract cost objectives, such as travel, consultants, equipment, subcontracts and other direct costs.

Gross margins on contract revenues vary depending on the type of product or service provided. Generally, license revenues related to the sale of the Company’s COTS products have the greatest gross margins because of the minimal associated marginal costs to produce. By contrast, gross margins for equipment and subcontract pass-throughs seldom exceed 15%. Engineering service gross margins typically range between 20% and 40%. These definitions and ratios generally apply across all segments, although margins on equipment costs for the Space Communications Systems segment are generally greater than the equipment margins in the other segments because that segment’s business is composed of internally developed hardware, firmware and software products.

During fiscal year 2006, cost of revenue increased by 13.4%, or $9.1 million, compared to fiscal year 2005, increasing from $68.0 million to $77.1 million. Gross margin increased by $9.7 million, or 32.6%, during the periods compared, increasing from $29.7 for fiscal year 2005 to $39.4 million for fiscal year 2006. Cost of revenue and gross margin for fiscal years 2006 and 2005 for each of the Company’s segments are shown in the following table:

Segment	Fiscal Year Ended September 30,		Increase/ (Decrease)
	2006	2005
	(in thousands)	(in thousands)	(in thousands)
Cost of Revenue
Ground Systems – Government	$44,977	$38,356	$6,621
Ground Systems – Commercial
Command & Control	9,736	8,382	1,354
Newpoint	1,692	1,919	(227)
SAT	2,332	2,338	(6)
Intra-Segment Elimination	(460)	(538)	78

Ground Systems – Commercial	13,300	12,101	1,199

Space Communications Systems	25,813	17,971	7,842
Corporate
Product Group	2,958	2,555	403
Antenna	897	3,442	(2,545)
Other	885	1,276	(391)

Corporate	4,740	7,273	(2,533)

Elimination	(11,688)	(7,689)	(3,999)

Total Cost of Revenue	$77,142	$68,012	$9,130

Gross Margin
Ground Systems – Government	$11,353	$9,253	$2,100
Ground Systems – Commercial
Command & Control	3,460	2,624	836
Newpoint	1,898	1,792	106
SAT	2,081	1,430	651
Intra-Segment Elimination	(159)	(22)	(137)

Ground Systems – Commercial	7,280	5,824	1,456

Space Communications Systems	18,609	14,512	4,097
Corporate
Product Group	2,376	1,053	1,323
Antenna	(224)	(876)	652
Other	37	5	32

Corporate	2,189	182	2,007

Elimination	(42)	(58)	16

Total Gross Margin	$39,389	$29,713	$9,676

The higher gross margin for the Company’s Ground Systems – Government segment (approximately $2.1 million) for fiscal year 2006 compared to fiscal year 2005 is primarily attributable to increased revenue and the elimination of certain losses on NOAA contracts. Gross margin as a percentage of revenue for the Ground Systems – Government segment increased to 20.2% for the fiscal year ended September 30, 2006 from 19.5% for the fiscal year ended September 30, 2005. Generally, the Company earns higher margins on its fixed-price contracts than its cost reimbursable type contracts because of the greater risk associated with fixed-price efforts. Many of the Company’s new awards with the U.S. Air Force have been cost reimbursable type contract vehicles. The Company expects cost reimbursable type contracts to be continued on future awards with the U.S. Air Force in the Ground Systems – Government segment. The Company believes that an increase in future volume of sales to the U.S. Government will offset the reduced margins from a profitability standpoint.

The higher gross margin (approximately $1.5 million) for the Company’s Ground Systems - Commercial segment is primarily attributable to increased revenue of approximately $2.7 million for the fiscal year ended September 30, 2006 compared to the fiscal year ended September 30, 2005. Both SAT and the Command and Control unit in this segment posted increased gross margins due to increased revenue for the current year.

The Space Communications System segment experienced an increase in gross margin of approximately $4.1 million on increased revenue of approximately $11.9 million for the fiscal year ended September 30, 2006 compared to the fiscal year ended September 30, 2005. Approximately $2.8 million of the $4.1 million period to period increase is attributable to the acquisition of Lumistar in October 2005.

In the Corporate segment, the Product Group experienced an increase in gross margin of approximately $1.3 million on a period-to-period basis because of increased license revenue. Although the Antenna Division was able to reduce its gross margin deficit by approximately $650,000, the Antenna Division nonetheless recorded an approximate $220,000 gross margin deficit during the fiscal year ended September 30, 2006. Contract overruns for the Division have continued on three of the unit’s four remaining contracts. The Company believes that all four of these contracts will be completed during fiscal year 2007, with the exception of warranty obligations (costs for such warranty obligations are reflected in the cost-to-complete estimates).

Operating Expenses

Operating expenses for fiscal years 2006 and 2005 for each of the Company’s segments are shown in the following table:

Segment	Fiscal Year Ended September 30,		Increase/ (Decrease)
	2006	2005
	(in thousands)	(in thousands)	(in thousands)
Operating Expenses
Ground Systems – Government	$6,480	$5,323	$1,157
Ground Systems – Commercial
Command & Control	1,678	1,514	164
Newpoint	1,402	1,471	(69)
SAT	1,378	1,830	(452)
Intra-Segment Elimination	(109)	(63)	(46)

Ground Systems – Commercial	4,349	4,752	(403)

Space Communications Systems	7,530	5,062	2,468
Corporate
Product Group	2,689	3,321	(632)
Antenna	70	118	(48)
Other	38	1,393	(1,355)

Corporate	2,797	4,832	(2,035)

Elimination	(46)	(80)	34

Total Operating Expenses	$21,110	$19,889	$1,221

Operating expenses in the Company’s Ground Systems – Government segment increased by approximately $1.2 million for the fiscal year ended September 30, 2006 compared to the fiscal year ended September 30, 2005 principally due to increased legal and accounting expenses incurred to remain compliant with provisions of the Sarbanes-Oxley Act and related SEC regulations. Operating expenses in this segment also increased due to added expenses associated with the Company’s previously announced strategy of exploring strategic options, including the possible sale of the business.

Operating expenses in the Company’s Ground Systems - Commercial segment decreased by approximately $400,000 for the fiscal year ended September 30, 2006 compared to the fiscal year ended September 30, 2005 due to decreased operating expenses at SAT and Newpoint which were partially offset by an increased allocation of corporate expenses in the segment’s Command & Control division. Operating expenses at SAT decreased approximately $450,000 during the periods being compared primarily due to lower R&D expenditures incurred during the fiscal year 2006 compared to fiscal year 2005 and because of the elimination of product amortization expenses during the current fiscal year.

The Space Communications Systems segment’s operating expenses for the fiscal year ended September 30, 2006 increased by approximately $2.5 million compared to the fiscal year ended September 30, 2005. Approximately $670,000 of the increase is attributable to operating expenses from Lumistar, for which the Company recorded no operating expenses during fiscal year 2005. Increased General & Administrative expenses of $1.3 million coupled with increased R&D spending at RT Logic accounted for most of the remaining increase in operating expenses from this segment.

Operating expenses in the Product Division of the Corporate segment decreased by approximately $630,000 principally due to decreased product amortization costs partially offset by an increased allocation of corporate expenses.

Stock based compensation costs, a component of SG&A expense in the Corporate segment, decreased approximately $730,000 for the fiscal year ended September 30, 2006 compared with fiscal year ended September 30, 2005, primarily due to a one time stock based compensation charge in fiscal year 2005 of approximately $1.2 million due to the acceleration of stock options compared to a $450,000 charge in fiscal year 2006 using the fair value method in accordance with SFAS 123R.

Income from Operations

Income from operations for fiscal years 2006 and 2005 for each of the Company’s segments is shown in the following table:

Segment	Fiscal Year Ended September 30,		Increase/ (Decrease)
	2006	2005
	(in thousands)	(in thousands)	(in thousands)
Income from Operations
Ground Systems – Government	$4,873	$3,930	$943
Ground Systems – Commercial
Command & Control	1,782	1,110	672
Newpoint	496	321	175
SAT	703	(400)	1,103
Intra-Segment Elimination	(50)	41	(91)

Ground Systems – Commercial	2,931	1,072	1,859

Space Communications Systems	11,079	9,450	1,629
Corporate
Product Group	(313)	(2,268)	1,955
Antenna	(294)	(994)	700
Other	(1)	(1,388)	1,387

Corporate	(608)	(4,650)	4,042

Elimination	4	22	(18)

Total Income from Operations	$18,279	$9,824	$8,455

Income from operations during the periods compared increased by approximately $940,000 in the Company’s Ground Systems - Government segment as a result of increased revenue and the elimination of certain losses on NOAA contracts, partially offset by increased operating expenses.

Income from operations during the periods compared increased by approximately $1.9 million in the Company’s Ground Systems - Commercial segment as a result of increased gross margins coupled with decreased operating expenses. SAT’s improved operating income results were responsible for more than $1.1 million of the segment’s operating income increase.

The Space Communications Systems segment recorded increased income from operations of approximately $1.6 million principally due to the inclusion of Lumistar as well as gross margin increases resulting from increased sales partially offset by increased operating expenses. Included in current period income from operations was approximately $2.1 million contributed from Lumistar.

In the Corporate segment, the Product Group pared its operating loss by approximately $2.0 million for the fiscal year ended September 30, 2006 as compared to the fiscal year ended September 30, 2005. The improvement is primarily due to lower amortization expense coupled with increased license revenue. Although the Product Group recorded an operating loss for the fiscal year, a large portion of the revenue generated in its ground systems business (both Government and Commercial) is a result of its EPOCH IPS product line, which the Company believes distinctly and favorably distinguishes the Company from its competitors.

Operating losses in the Antenna Division have been reduced between the periods compared due to the sale of the unit’s assets, while operating losses at the Skylight Division have been eliminated during the fiscal year ended September 30, 2006 due to the shutdown of that unit during 2005.

Operating losses in the Corporate segment declined approximately $730,000 as a result of stock based compensation expense recognized in fiscal year 2006 compared to the expense related to the acceleration of the Company’s non-vested options in fiscal year 2005.

Other Income/Expense

Other income and expense increased by approximately $580,000 between fiscal year 2005 and fiscal year 2006, mostly as a result of increased interest income related to higher interest rates.

Income Before Income Taxes/Net Income

Income before income taxes increased by approximately $9.0 million to $19.4 million from $10.4 million during the periods compared, principally due to increased operating income improvements from the Company’s on-going operating segments (Ground Systems – Government; Ground Systems – Commercial; and the Space Communications Systems segments).

The Company’s effective tax rate decreased to 36.5% for fiscal year 2006 from 39.3% for fiscal year 2005 principally due to the elimination of taxes on a one time acceleration of stock options which occurred in fiscal year 2005 and was not repeated in fiscal year 2006.

As a result of the above, net income increased $6.0 million to approximately $12.3 million during fiscal year 2006 from $6.3 million during fiscal year 2005.

FISCAL YEAR 2005 COMPARED TO FISCAL YEAR 2004

On a consolidated basis, revenue increased 8.2%, or $7.4 million, to $97.7 million for the fiscal year 2005, from $90.3 million for fiscal year 2004. Revenue for fiscal years 2005 and 2004 for each of the Company’s segments is shown in the following table:

Segment	Fiscal Year Ended September 30,		Increase/ (Decrease)
	2005	2004
	(in thousands)	(in thousands)	(in thousands)
Revenue
Ground Systems – Government	$47,609	$45,300	$2,309
Ground Systems – Commercial
Command & Control	11,006	10,888	118
Newpoint	3,711	2,760	951
SAT	3,768	4,596	(828)
Intra-Segment Elimination	(560)	(1,047)	487

Ground Systems – Commercial	17,925	17,197	728

Space Communications Systems	32,483	26,266	6,217
Corporate
Product Group	3,608	4,584	(976)
Antenna	2,566	2,021	545
I&T	—	1,821	(1,821)
Other	1,281	1,214	67

Corporate	7,455	9,640	(2,185)

Elimination	(7,747)	(8,092)	345

Total Revenue	$97,725	$90,311	$7,414

Revenue increases in the Company’s Ground Systems - Government segment between the fiscal years ended September 30, 2005 and 2004 primarily relate to increased sales of approximately $7.4 million from the Company’s contracts with the U.S. Air Force which were largely offset by revenue decreases from NOAA.

Revenue increases of approximately $730,000 for the Company’s Ground Systems – Commercial segment resulted from increased revenue in Newpoint and the Command & Control units resulting from increased order bookings and increased system shipments which were offset by revenue decreases at SAT between the periods compared.

Revenue increases of approximately $6.2 million for the Company’s Space Communications Systems segment resulted from increased bookings and increased product shipments for the fiscal year ended September 30, 2005 compared to the fiscal year ended September 30, 2004.

In the Company’s Corporate segment, revenues for the Product Group decreased approximately $980,000 for the fiscal year ended September 30, 2005 compared to the fiscal year ended September 30, 2004 principally due to decreased license revenue.

Although the Company disposed of the intellectual property rights, inventory and certain other assets of the Antenna division on November 17, 2004, the Antenna Division revenues increased approximately $540,000 for the fiscal year ended September 30, 2005 compared to the fiscal year ended September 30, 2004 primarily because of the Company’s on-going contract with the Malaysian military for the delivery of two antenna systems. See Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein for more information regarding the disposition of the Antenna Systems division.

The Company disbanded its I&T Division during the fourth quarter of fiscal year 2004 and, accordingly, no revenues or costs were recorded for this division during fiscal year 2005.

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

Segment	Fiscal Year Ended September 30,		Increase/ (Decrease)
	2005	2004
	(in thousands)	(in thousands)	(in thousands)
Cost of Revenue
Ground Systems – Government	$38,356	$35,777	$2,579
Ground Systems – Commercial
Command & Control	8,382	9,115	(733)
Newpoint	1,919	1,237	682
SAT	2,338	2,649	(311)
Intra-Segment Elimination	(538)	(974)	436

Ground Systems – Commercial	12,101	12,027	74

Space Communications Systems	17,971	12,150	5,821
Corporate
Product Group	2,555	1,953	602
Antenna	3,442	3,180	262
I&T	—	1,691	(1,691)
Other	1,276	1,037	239

Corporate	7,273	7,861	(588)

Elimination	(7,689)	(8,030)	341

Total Cost of Revenue	$68,012	$59,785	$8,227

Gross Margin
Ground Systems – Government	$9,253	$9,523	($270)
Ground Systems – Commercial
Command & Control	2,624	1,773	851
Newpoint	1,792	1,523	269
SAT	1,430	1,947	(517)
Intra-Segment Elimination	(22)	(73)	51

Ground Systems – Commercial	5,824	5,170	654

Space Communications Systems	14,512	14,116	396
Corporate
Product Group	1,053	2,631	(1,578)
Antenna	(876)	(1,159)	283
I&T	—	130	(130)
Other	5	177	(172)

Corporate	182	1,779	(1,597)

Elimination	(58)	(62)	4

Total Gross Margin	$29,713	$30,526	($813)

The decreased gross margin in the Company’s Ground Systems – Government segment (approximately $270,000) primarily relates to a lower percentage of fixed-price revenue compared to cost reimbursable revenue in the segment’s revenue mix for the fiscal year ended September 30, 2005 compared to the fiscal year ended September 30, 2004. The Company generally earns higher margins on its fixed-price contracts than its cost reimbursable type contracts because of the greater risk associated with fixed-price efforts.

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

The Space Communications Systems segment experienced an increase in gross margin of approximately $400,000 on increased revenue of approximately $6.2 million for the fiscal year ended September 30, 2005 compared to the fiscal year ended September 30, 2004. The segment’s gross margin percentage declined from 53.7% for the fiscal year ended September 30, 2004 to 44.7% for the fiscal year ended September 30, 2005 due to a considerably greater mix of third-party equipment costs in the segment’s cost of revenue in the fiscal year ended September 30, 2005 than in the fiscal year ended September 30, 2004. Similar to the Company’s other business segments, the Space Communications Systems segment typically earns less gross margin on third-party equipment purchases than on other cost elements. Further, the segment had a significantly higher percentage of production type revenue during fiscal year 2004 than in fiscal year 2005. Generally, production type contracts generate higher gross margins due to increased cost efficiencies as compared to non-production oriented jobs.

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

Although the Antenna Division was able to reduce its gross margin deficit by approximately $280,000, the Antenna Division nonetheless recorded an approximate $880,000 gross margin deficit during the fiscal year ended September 30, 2005. Contract overruns for the Division continued on three of the unit’s four remaining contracts during the fiscal year ended September 30, 2005.

The I&T Division posted no gross margins as it had no revenue or costs during the fiscal year ended September 30, 2005.

Operating Expenses

Operating expenses for fiscal years 2005 and 2004 for each of the Company’s segments are shown in the following table:

Segment	Fiscal Year Ended September 30,		Increase/ (Decrease)
	2005	2004
	(in thousands)	(in thousands)	(in thousands)
Operating Expenses
Ground Systems – Government	$5,323	$4,564	$759
Ground Systems – Commercial
Command & Control	1,514	1,369	145
Newpoint	1,471	1,517	(46)
SAT	1,830	2,568	(738)
Intra-Segment Elimination	(63)	(50)	(13)

Ground Systems – Commercial	4,752	5,404	(652)

Space Communications Systems	5,062	5,213	(151)
Corporate
Product Group	3,321	3,853	(532)
Antenna	118	336	(218)
I&T	—	683	(683)
Other	1,393	214	1,179

Corporate	4,832	5,086	(254)

Elimination	(80)	(92)	12

Total Operating Expenses	$19,889	$20,175	($286)

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

Income from Operations

Income from operations for fiscal years 2005 and 2004 for each of the Company’s segments is shown in the following table:

Segment	Fiscal Year Ended September 30,		Increase/ (Decrease)
	2005	2004
	(in thousands)	(in thousands)	(in thousands)
Income from Operations
Ground Systems – Government	$3,930	$4,959	($1,029)
Ground Systems – Commercial
Command & Control	1,110	404	706
Newpoint	321	6	315
SAT	(400)	(621)	221
Intra-Segment Elimination	41	(23)	64

Ground Systems – Commercial	1,072	(234)	1,306

Space Communications Systems	9,450	8,903	547
Corporate
Product Group	(2,268)	(1,222)	(1,046)
Antenna	(994)	(1,495)	501
I&T	—	(553)	553
Other	(1,388)	(37)	(1,351)

Corporate	(4,650)	(3,307)	(1,343)

Elimination	22	30	(8)

Total Income from Operations	$9,824	$10,351	($527)

Income from operations during the periods compared decreased by approximately $1.0 million in the Company’s Ground Systems – Government segment as a result of decreased gross margins (related to a lower percentage of fixed-price contracts) coupled with increased operating expenses.

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

Operating losses in the Antenna Division were reduced between the periods compared due to the sale of the unit’s assets, while operating losses at the I&T Division were eliminated during the fiscal year ended September 30, 2005 due to the shutdown of that unit during 2004.

Operating income in the Corporate segment was adversely affected by approximately $1.2 million in fiscal year 2005 as a result of the one time expense recorded in the fourth quarter related to the acceleration of the Company’s non-vested stock options.

Other Income/Expense

Other income and expense increased by approximately $310,000 between fiscal year 2004 and fiscal year 2005, mostly as a result of increased interest income related to higher interest rates.

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

As disclosed in its Form 10-K for the fiscal year ended September 30, 2005, the Company was anticipating that operating results for fiscal year 2006 in its entirety would exceed results for fiscal year 2005 for revenue, operating income, net income and fully diluted earnings per common share by approximately 15%, 45%, 55% and 53%, respectively. In terms of dollars, the Company was therefore anticipating targets for revenue, operating income, net income and fully diluted earnings per common share of $112.5 million, $14.3 million, $9.8 million and $.92 per share respectively.

After posting results for the first half of fiscal year 2006 (i.e., through March 31, 2006), the Company revised its guidance upward for revenue, operating income, net income and earnings per share to $115.0 million, $17.0 million, $11.5 million and $1.10 per share, respectively. In fiscal year 2006, the Company exceeded its revised guidance for revenue, operating income, net income, and earnings per share by 1%, 8%, 7%, and 2%, respectively.

Looking forward to fiscal year 2007 in its entirety, the Company believes that results for revenue, operating income, net income and fully diluted earnings per common share will exceed results for fiscal year 2006 by approximately 13%, 6%, 10% and 9%, respectively, exclusive of expenses related to the informal inquiry underway by the SEC and NASDAQ, and related supervision and investigation by the Special Committee of the Board of Directors as discussed in “Item 3. Legal Proceedings.”

Although the Company cannot provide any assurances as to the fiscal year 2007 forecasted results described above, the Company currently believes these results are achievable because:

•	The Company’s existing backlog in its Ground Systems – Government segment indicates growth in revenue and operating income.

•	The Company believes that its acquisition of substantially all of the assets of Lumistar, LLC, will continue to be accretive to operating results.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company’s inception in 1982, it has been profitable on an annual basis and has generally financed its working capital needs through internally generated funds, supplemented by borrowings under the Company’s general line of credit facility with a commercial bank and the proceeds from the Company’s initial public offering in 1988. In June 1999, the Company supplemented its working capital position by raising approximately $19.7 million (net) through the private placement of approximately 1.2 million shares of its common stock. In February 2000, the Company raised an additional $40.9 million (net) for use in connection with potential acquisitions and other general corporate purposes through the private placement of 1.4 million additional shares of its common stock. With respect to the capital raised in the private placements, at September 30, 2006, $20.0 million was invested in a Bank of America Preferred Funding Corporation “Dividends Received Eligible Auction Market” (“DREAMS”) preferred stock, $12.9 million was invested in Banc of America Securities, LLC, Auction Rate Securities, and $5.1 million was invested in variable rate State of Maryland debt securities. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements included elsewhere herein.

For fiscal year 2006, operating activities provided the Company approximately $19.9 million of cash. The Company used approximately $20.7 million in investing activities while financing activities provided approximately $540,000. Included in the Company’s investing activities is approximately $9.0 million for the construction of a new headquarters building for its wholly-owned subsidiary RT Logic, approximately $4.9 million for the acquisition of substantially all of the assets of Lumistar, LLC, and approximately $1.7 million for the purchase of fixed assets (principally new computers and equipment). Included in the Company’s financing activities is approximately $8.9 million in proceeds from the issuance of common stock which was partially offset by approximately $7.3 million the Company used to repurchase shares of its Common Stock during the period, including $6.4 million relating to the repurchase of 224,931 shares from Lumistar, LLC.

During fiscal year 2006, the Company had access to a line of credit facility through which it could borrow up to $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (“LIBOR”), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (“EBITDA”). The line of credit is secured by the Company’s billed and unbilled accounts receivable and certain other assets and has certain financial covenants, including minimum net worth and liquidity ratios. The line expires on February 28, 2007. The Company is in the process of renewing the agreement. At September 30, 2006, 2005, and 2004, the Company had no amounts outstanding under the line of credit.

On December 6, 2006 the Company’s Board of Directors declared a quarterly cash dividend of seven cents per share. This represents the third consecutive annual dividend increase since dividends were begun in 2003. The dividend will be paid on or about January 3, 2007 to shareholders of record as of December 18, 2006. The Company’s general line of credit facility prohibits the declaration or payment of dividends by the Company until all of its obligations under the facility are paid in full or performed. As of September 30, 2006, all of the Company’s obligations under the facility have been met.

The Company currently anticipates that its current cash balances, amounts available under its line of credit and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months, including the expenditures identified above. The Company believes that inflation did not have a material impact on the Company’s revenues or income from operations in fiscal years 2006, 2005, and 2004.

CONTRACTUAL COMMITMENTS

The following tables reflect the Company’s contractual obligations and other commitments as of September 30, 2006 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Operating leases	$11,389,305	$1,769,954	$3,052,894	$2,246,485	$4,319,972

	Amount of Commitment Expiration Per Period
Other Commitments (1)	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Letters of credit	$429,962	$279,462	$150,000	$—	$—
Former members of Lumistar LLC (1)	$1,378,872	$1,378,872	$—	$—	$—

(1)	Represents consideration payable in connection with the Company’s acquisition of assets of Lumistar, LLC, which was fully accrued at September 30, 2006. See Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein for more information regarding the acquisition of assets of Lumistar, LLC.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no “off-balance sheet arrangements” as such term is defined in Item 303(a)(4)(ii) of Regulation S-K.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in the Business section, in other parts of this 10-K, including in “Item A. Risk Factors,” and in this section, including those under the headings “Outlook” and “Liquidity and Capital Resources,” are forward looking. In addition, from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “believe”, “expect”, “anticipate”, “estimate”, “continue”, or other similar words, including but not limited to statements as to the intent, belief, or current expectations of the Company and its directors, officers, and management with respect to the Company’s future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. While the Company believes that these statements are and will be accurate, a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s statements. The Company’s business is dependent upon general economic conditions and upon various conditions specific to its industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may affect the Company’s business, other than those described elsewhere herein, include the risk factors described in “Item 1A. Risk Factors.” When considering the forward-looking statements in this Form 10-K, you should keep in mind the risk factors and other cautionary statements set forth in this Form 10-K.

These forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which may not be realized. Because of the number and range of the assumptions underlying the Company’s forward-looking statements, many of which are subject to significant uncertainties and contingencies beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this document. These forward-looking statements are based on current information and expectations, and the Company assumes no obligation to update. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular forward-looking statement should not be regarded as a representation by the Company or any other person that these estimates will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While the Company currently does not have significant European operations, its customer base is expanding outside the U.S. and therefore certain contracts now and in the future will likely be denominated in currencies other than the U.S. dollar. As a result, the Company’s financial results could be affected by factors such as foreign currency exchange rates for contracts denominated in currencies other than the U.S. dollar. To mitigate the effect of changes in foreign currency exchange rates, the Company may hedge this risk by entering into forward foreign currency contracts. As of September 30, 2006, virtually all of the Company’s contracts were denominated in U.S. dollars, and the Company did not have any outstanding hedge agreements. As the Company enters into new foreign currency based contracts in the future, it may employ similar hedging contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Integral Systems, Inc.

We have audited the accompanying consolidated balance sheets of Integral Systems, Inc. (the Company), as of September 30, 2006, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. We have also audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that the Company maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control–Integrated Framework issued by COSO.

/s/ Bernstein & Pinchuk LLP

New York, NY

November 30, 2006

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

/s/ Grant Thornton LLP

Vienna, Virginia

November 30, 2005

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2006 and 2005

	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$24,658,698	$24,775,460
Marketable securities, net	38,155,781	32,716,000
Accounts receivable, net of allowance for doubtful accounts	12,513,929	19,162,918
Unbilled receivables	16,939,616	17,915,939
Employee and other receivables	299,497	87,655
Inventories	3,849,475	2,223,373
Prepaid expenses	984,906	585,740
Notes receivable	230,864	378,055
Income tax receivable	308,930	—
Deferred income taxes	923,545	878,066

Total current assets	98,865,241	98,723,206
Property and equipment, net	14,989,514	5,903,603
Notes receivable – long term portion	107,500	267,708
Deferred income taxes – long term portion	227,711	—
Goodwill	51,303,651	41,011,844
Intangible assets, net	220,868	362,493
Software development costs, net of accumulated amortization	1,021,693	2,601,693
Deposits and deferred charges	114,760	325,736

Total assets	$166,850,938	$149,196,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable – trade	$6,996,997	$6,360,140
Accrued expenses	8,952,646	14,722,834
Capital leases payable	—	25,119
Billings in excess of revenue for contracts in progress	8,199,148	7,088,015
Income taxes payable	—	188,285

Total current liabilities	24,148,791	28,384,393
Deferred income taxes – long-term portion	—	125,644

Total liabilities	24,148,791	28,510,037

Stockholders’ Equity
Common stock, $.01 par value, 40,000,000 shares authorized, and 11,037,406 and 10,447,623 shares issued and outstanding	110,374	104,476
Additional paid-in capital	105,890,333	91,963,338
Retained earnings	36,537,576	28,575,843
Accumulated other comprehensive income	163,864	42,589

Total stockholders’ equity	142,702,147	120,686,246

Total liabilities and stockholders’ equity	$166,850,938	$149,196,283

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended September 30, 2006, 2005 and 2004

	2006	2005	2004
Revenue	$116,531,143	$97,724,835	$90,311,277
Cost of Revenue
Direct labor	24,175,605	21,948,542	19,341,669
Overhead costs	19,836,619	17,590,203	14,231,494
Travel and other direct costs	2,245,518	2,344,573	2,428,071
Direct equipment & subcontracts	30,884,350	26,128,721	23,783,487

Total cost of revenue	77,142,092	68,012,039	59,784,721

Gross margin	39,389,051	29,712,796	30,526,556
Selling, general & administrative (Includes stock based compensation costs of $450,583, $1,184,538, and $0 for fiscal years 2006, 2005, and 2004 respectively).	16,355,730	14,616,825	12,657,227
Research & development	2,631,593	2,415,147	3,690,795
Product amortization	1,580,000	2,581,628	3,045,524
Intangible asset amortization	542,684	275,000	782,029

Income from operations	18,279,044	9,824,196	10,350,981
Other income (expense)
Interest income	1,875,953	1,150,879	616,382
Interest expense	(10,900)	(7,393)	(7,145)
Gain on sale of marketable securities	—	49,997	45,604
Miscellaneous, net	(722,958)	(629,948)	(400,881)

Total other income	1,142,095	563,535	253,960
Income before income taxes	19,421,139	10,387,731	10,604,941
Provision for income taxes	7,082,209	4,086,811	3,843,943

Net income	$12,338,930	$6,300,920	$6,760,998

Weighted avg. number of common shares:
Basic	10,891,053	10,282,420	9,895,357
Diluted	11,003,787	10,533,987	10,150,348
Earnings per share (basic)	$1.13	$0.61	$0.68

Earnings per share (diluted)	$1.12	$0.60	$0.67

Cash dividends per share	$0.20	$0.16	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended September 30, 2006, 2005 and 2004

	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance September 30, 2003	9,723,802	$97,238	$77,019,957	$18,588,185	($76,794)	$95,628,586
Comprehensive income
Net income	—	—	—	6,760,998	—	6,760,998
Unrealized gain on marketable securities (net of deferred tax of $9,297)	—	—	—	—	14,545	14,545
Unrealized gain on foreign currency exchange contracts	—	—	—	—	84,536	84,536
Cumulative currency translation adjustment	—	—	—	—	5,079	5,079

Total comprehensive income	—	—	—	—	—	6,865,158
Repurchased shares	(16,750)	(167)	(126,876)	(150,344)	—	(277,387)
Shares issued for fiscal 2003 RT Logic earnout	209,926	2,099	3,817,924	—	—	3,820,023
Stock options exercised	27,516	275	459,113	—	—	459,388
Tax benefit of stock options exercised	—	—	31,809	—	—	31,809
Cash dividends ($0.03 per share per quarter)	—	—	—	(1,188,281)	—	(1,188,281)

Balance September 30, 2004	9,944,494	$99,445	$81,201,927	$24,010,558	$27,366	$105,339,296

Comprehensive income
Net income	—	—	—	6,300,920	—	6,300,920
Unrealized gain (loss) on marketable securities (net of deferred tax of $9,129)	—	—	—	—	(14,281)	(14,281)
Unrealized gain on foreign currency exchange contracts	—	—	—	—	20,843	20,843
Cumulative currency translation adjustment	—	—	—	—	8,661	8,661

Total comprehensive income	—	—	—		—	6,316,143
Repurchased shares	(8,100)	(81)	(62,663)	(82,726)	—	(145,470)
Shares issued for fiscal 2004 RT Logic earnout	230,349	2,303	4,184,059	—	—	4,186,362
Stock options exercised	280,880	2,809	5,182,931	—	—	5,185,740
Tax benefit of stock options exercised	—	—	272,546	—	—	272,546
Non recurring stock option compensation	—	—	1,184,538	—	—	1,184,538
Cash dividends ($0.04 per share per quarter)	—	—	—	(1,652,909)	—	(1,652,909)

Balance September 30, 2005	10,447,623	$104,476	$91,963,338	$28,575,843	$42,589	$120,686,246

Comprehensive income
Net income	—	—	—	12,338,930	—	12,338,930
Cumulative currency translation adjustment	—	—	—	—	121,275	121,275

Total comprehensive income	—	—	—		—	12,460,205
Repurchased shares	(45,900)	(459)	(388,183)	(503,691)	—	(892,333)
Shares issued to acquire net assets of Lumistar LLC	224,931	2,249	4,732,099	—		4,734,348
Repurchased Lumistar LLC shares	(224,931)	(2,249)	(4,732,099)	(1,678,435)		(6,412,783)
Shares issued for fiscal 2005 RT Logic earnout	171,396	1,714	3,803,791	—	—	3,805,505
Stock options exercised	464,287	4,643	8,861,092	—	—	8,865,735
Tax benefit of stock options exercised	—	—	1,199,712	—	—	1,199,712
Stock option compensation cost	—	—	450,583	—	—	450,583
Cash dividends ($0.05 per share per quarter)	—	—	—	(2,195,071)	—	(2,195,071)

Balance September 30, 2006	11,037,406	$110,374	$105,890,333	$36,537,576	$163,864	$142,702,147

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$12,338,930	$6,300,920	$6,760,998
Adjustments to reconcile net income to Net cash provided by operating activities:
Depreciation and amortization	3,949,189	4,487,333	5,591,684
Bad debt expense	45,000	22,390	66,132
Gain on sale of marketable securities	—	(49,997)	(45,604)
Loss on disposal of fixed assets	—	40,395	43,518
Gain on write off of goodwill associated with sale of the Antenna Division	—	(172,057)	—
Stock based compensation expense	450,583	1,184,538	—
Tax benefits of stock option exercises	(1,199,712)	—	—
Benefit of deferred income taxes	(398,835)	(1,204,448)	(742,771)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and other receivables	8,796,097	2,433,103	(7,468,330)
Prepaid expenses and deposits	(238,971)	(94,478)	(306,300)
Inventories	(890,765)	(1,256,080)	(478,890)
Income taxes receivable/payable	702,498	(82,176)	840,986
Accounts payable	(1,053,465)	843,465	946,952
Accrued expenses	(3,696,475)	(2,612,685)	(3,074,396)
Billings in excess of revenue	1,111,133	1,506,891	(1,428,505)

Total adjustments	7,576,277	5,046,194	(6,055,524)

Net cash provided by operating activities	19,915,207	11,347,114	705,474

Cash flows from investing activities:
Purchases of marketable securities	(20,100,000)	(24,610,000)	(18,550,000)
Sale of marketable securities	14,721,000	20,980,983	17,747,986
Issuance of notes receivable	—	(108,391)	—
Proceeds from collections on notes receivable	307,399	293,483	124,249
Acquisition of fixed assets	(1,700,766)	(4,096,047)	(1,439,669)
Construction of building	(8,998,267)	—	—
Software development costs	—	(591,417)	(1,882,455)
Acquisition of Lumistar, net of cash received	(4,922,751)	—	—

Net cash (used in) investing activities	(20,693,385)	(8,131,389)	(3,999,889)

Cash flows from financing activities:
Proceeds from issuance of common stock	8,865,735	5,185,740	459,388
Tax benefits of stock option exercises	1,199,712	—	—
Stock repurchase	(892,333)	(145,470)	(277,387)
Lumistar stock repurchase	(6,412,783)	—	—
Dividend payments	(2,195,071)	(1,652,909)	(1,188,281)
Proceeds from note payable	5,658,982	—	—
Repayment of note payable	(5,658,982)	—	—
Payments on capital lease obligations	(25,119)	(35,119)	(32,270)

Net cash provided by (used in) financing activities	540,141	3,352,242	(1,038,550)

Net (decrease) increase in cash and cash equivalents	(238,037)	6,567,967	(4,332,965)
Effect of currency translation	121,275	8,661	5,079
Cash and cash equivalents - beginning of year	24,775,460	18,198,832	22,526,718

Cash and cash equivalents - end of year	$24,658,698	$24,775,460	$18,198,832

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2006, 2005 and 2004

1.	Summary of Significant Accounting Policies

Nature of Business

Integral Systems, Inc. (the “Company”), headquartered in Lanham, Maryland, builds satellite ground systems for command and control, integration and test, data processing, and simulation. Since its inception in 1982, the Company has provided ground systems for over 205 different satellite missions for communications, science, meteorology, and earth resource applications. The Company has an established domestic and international customer base that includes government and commercial satellite operators, spacecraft and payload manufacturers, and aerospace systems integrators. The Company’s wholly-owned subsidiary, ISI Europe, with headquarters in Toulouse, France, serves as the focal point for the support of all of Integral’s European business.

Through its wholly-owned subsidiaries SAT Corporation (“SAT”) and Newpoint Technologies, Inc. (“Newpoint”), the Company offers complementary ground system components and systems. This includes “turnkey” systems, hardware, and software for satellite and terrestrial communications signal monitoring, network and ground equipment monitoring and control, and satellite data processing.

Through its wholly-owned subsidiary Real Time Logic, Inc. (“RT Logic”), which was acquired in October 2002, the Company manufactures satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories, and range facilities.

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

In October 2005, the Company acquired substantially all of the assets of Lumistar, LLC, through Lumistar, Inc. (“Lumistar”), which was a newly-formed subsidiary of RT Logic. The primary reason for the acquisition was to expand the Company’s existing products to Lumistar, LLC’s client base. See Note 2 for more information.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SAT, Newpoint, RT Logic (see Note 2), Lumistar and ISI Europe. All significant intercompany transactions have been eliminated in consolidation.

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

Years Ended September 30, 2006, 2005 and 2004

1.	Summary of Significant Accounting Policies (continued)

Marketable Securities

The Company classifies its investments in marketable equity and debt securities as available for sale in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The investments are carried at fair market value, with temporary unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income (loss), net of any related tax effect. Other than temporary declines in fair market value are recorded as an impairment loss in the statement of operations.

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

Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on contracts in progress are made in the period in which they become determinable. Changes in job performance, job conditions, and estimated profitability, including final contract settlements, may result in revisions to costs and income and are recognized in the period in which the need for such revisions are determined. The Company’s contracts vary in length from one to eight years after September 30, 2006.

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

Years Ended September 30, 2006, 2005 and 2004

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

The Company’s recognition of revenue for sales of Company software products depends on customer requirements and the nature of the contracts involved. In accordance with SOP 97-2, “Software Revenue Recognition,” for a Software-Only Sale, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangements exists, delivery has occurred, the vendor’s fee is fixed or determinable and collectibility is probable. In situations where software is sold together with services and/or hardware, the Company recognizes software license revenue on a percentage of completion basis.

With respect to PCS, the Company recognizes PCS revenue on a percentage of completion basis when PCS is part of a broader fixed-price contract that includes software and services. Alternatively, when PCS services (i.e., software maintenance and support) are awarded to the Company under a separate maintenance contract, the Company recognizes PCS revenue on a straight-line basis pro rata over the term of the maintenance contract.

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

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2006, 2005 and 2004

1.	Summary of Significant Accounting Policies (continued)

Goodwill

Acquisitions of businesses have constituted a major portion of the Company’s historical growth, and as a result goodwill has increased over the years to represent a significant portion of both our long-term and total assets. The Company accounts for goodwill In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires an impairment only approach to goodwill.

The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of operations used in the first step, and is compared to the carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment. SFAS No. 142 required that goodwill be tested annually for impairment at the same date every year, and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. The Company has selected September 30 as its annual testing date.

We estimate the fair value of the Company’s operations using discounted cash flows which are then evaluated by a third-party valuation expert using data provided by Company management. Forecasts of future cash flows are based on our estimates of future revenues and operating costs related to contract backlog and funding, historical operating margins, and assessments of the market conditions surrounding the government and commercial markets for the Company’s products. Changes in these forecasts could cause the Company to either pass or fail the first step in the SFAS No. 142 goodwill valuation model, which could result in impairment. The Company performed its annual review for impairment as of September 30, 2006 and determined that goodwill was not impaired.

Acquisitions of businesses have been a portion of the Company’s growth strategy, and as a result goodwill has increased over the years to represent a significant portion of our long-term and total assets. The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires periodic impairment testing of the goodwill balances by reporting unit.

Goodwill impairment testing under SFAS 142 is a two step process. First, it requires a comparison of the carrying amount of the reporting unit to its fair value. If the fair value is determined to be less than the carrying amount, a second test is performed to determine the implied value of goodwill and if any goodwill impairment exists. SFAS 142 requires that goodwill be tested annually for impairment at the same date every year, or sooner if the situation warrants review for impairment. The Company selected September 30 as its annual testing date. Determining when an impairment has occurred involves a significant amount of judgment. Management bases its judgment on a number of factors including: viability of the businesses acquired; their integration into the Company’s operations; the market in which those businesses operate; their projected future results; and numerous other factors.

In fiscal year 2006, the analysis of the fair value of the Company’s reporting units included several market-based analyses, including: an analysis of Integral System’s public market cap; an analysis of guideline public companies; and an analysis of comparable company transactions. The Company engaged an independent valuation specialist to assist management in the analysis of the fair value of the reporting units. Fair value is measured with a preference towards observable market inputs, as opposed to unobservable assumptions. SFAS 142 specifically recommends that current quoted market prices in active markets are the best evidence of fair value. Measuring the fair value of the reporting units based on observable market inputs, as opposed to unobservable assumptions, is also consistent with SFAS 157, “Fair Value Measurements”. The Company performed its annual review for impairment as of September 30, 2006 and determined that its goodwill was not impaired.

In fiscal year 2005, the analysis of the fair of the Company’s reporting units was based on the market-based analyses noted above and the Company engaged an independent valuation specialist to assist management in the market-based analyses. Management also considered discounted cash flow analyses. Forecasts of future cash flows were based on our estimates of future revenues and operating costs related to contract backlog and funding, historical operating margins, and assessments of the market conditions surrounding the government and commercial markets for the Company’s products. Changes in these forecasts could cause the Company to either pass or fail the first step in the SFAS No. 142 goodwill valuation model, which could result in impairment. The Company performed its annual review for impairment as of September 30, 2005 and determined that goodwill was not impaired.

Depreciation and Amortization

Property and equipment are stated at cost. The Company provides for depreciation and amortization by charges, using the straight-line method, to operating expenses at rates based on estimated useful lives as follows:

Classification	Estimated Useful Lives
Electronic equipment	3 Years
Furniture and fixtures	5 Years
Leasehold improvements	Life of lease
Software	3 Years
Building	39 Years

Maintenance and repair costs are charged to expense as incurred. Replacements and betterments are capitalized. At the time properties are retired or otherwise disposed of, the property and related accumulated depreciation or amortization accounts are relieved of the applicable amounts and any resulting gain or loss is credited or charged to income.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2006, 2005 and 2004

1.	Summary of Significant Accounting Policies (continued)

Depreciation and Amortization (continued)

As discussed in Note 8, RT Logic Tract TT2, LLC, entered into a Construction Loan Agreement in the amount of $9.0 million for the construction of a new 60,000 square foot facility that became the headquarters for RT Logic. The new Building asset was placed into service in August 2006 and is being depreciated over its useful life. In accordance with FASB Statement No. 34, “Capitalization of Interest Cost,” the Company capitalized interest of approximately $175,000 at September 30, 2006 recognized on the borrowings.

Inventories

Inventories are priced at the lower of cost or market using the first in, first-out (“FIFO”) method of accounting. Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined. Inventories consist of the following as of September 30:

	2006	2005
Finished Goods	$2,551,275	$2,004,158
Work in process	—	—
Raw Materials	1,298,200	219,215

Total	$3,849,475	$2,223,373

Software Development Costs

The Company has capitalized costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis and has been recognized for those products available for market based on the products’ estimated economic lives of three to five years. Due to inherent technological changes in software development, however, the period over which such capitalized costs are being amortized may be modified.

Income Taxes

Income taxes are accounted for using the asset and liability method under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of assets and liabilities, and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2006, 2005 and 2004

1.	Summary of Significant Accounting Policies (continued)

Earnings Per Share

Basic and diluted earnings per share are presented in conformity with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98, “Earnings Per Share” (“SAB 98”). Basic earnings per share is computed using the weighted average number of shares outstanding during the period. The diluted earnings per share calculation includes 0 and 171,396 shares relating to the September 30, 2006 and September 30, 2005, respectively, contingent consideration payable to the former RT Logic shareholders in connection with the RT Logic acquisition agreement (see Note 2), The only other reconciling item between the shares used for basic and diluted earnings per share relate to outstanding stock options. No reconciling items existed between the net income used for basic and diluted earnings per share.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statement of operations for the three years ended September 30, 2006, 2005 and 2004.

	Twelve Months Ended September 30,
	2006	2005	2004
Numerator:
Net Income available to common shareholders	$12,338,930	$6,300,920	$6,760,998
Denominator:
Shares used for basic earnings per share-weighted-average shares	10,891,053	10,282,420	9,895,357
Effect of dilutive securities:
Employee stock options	112,734	80,171	24,642
Contingently issuable shares	—	171,396	230,349
Shares used for diluted earnings per share adjusted weighted-average shares and assumed conversions	11,003,787	10,533,987	10,150,348
Income per common share:
Basic earnings per share	$1.13	$0.61	$0.68
Diluted earnings per share	$1.12	$0.60	$0.67

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiary whose functional currency is other than the U.S. dollar are translated at the exchange rate in effect on the reporting date, and income and expenses are translated at the weighted-average exchange rate during the period. The Company’s primary practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency fluctuations. The net translation gains and losses are not included in determining net income, but are accumulated as a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in determining net income, but are insignificant.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2006, 2005 and 2004

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

Major customer information and revenue by customer category is discussed in Note 3. Revenue from foreign sources, primarily with corporations located in Japan, France, United Kingdom, Taiwan, and Germany, totaled $12.4 million, $10.9 million, and $11.3 million for the years ended September 30, 2006, 2005, and 2004. The Company has no significant long-lived assets located in foreign countries.

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

Recent Accounting Pronouncements

FIN 48—“Accounting for Uncertainty in Income Taxes.” In July 2006, FASB Interpretation No. 48—“Accounting for Uncertainty in Income Taxes,” or FIN 48, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109—“Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to implement FIN 48 beginning on October 1, 2007. The Company is evaluating the impact that adopting FIN 48 will have on our financial position and results of operations.

SFAS 154—“Accounting Changes and Error Corrections.” In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 154—“Accounting Changes and Error Corrections,” or SFAS 154. This statement changes the requirements for the accounting for, and reporting of, a change in accounting principle. It also carries forward earlier guidance for the correction of errors in previously issued financial statements, as well as the guidance for changes in accounting estimate.

SFAS 154 applies to all voluntary changes in accounting principles, as well as changes mandated by a standard-setting authority that do not include specific transition provisions. For such changes in accounting principles, SFAS 154 requires retrospective application to prior period financial statements, unless it is impracticable to determine either period specific or cumulative effects of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this standard beginning in October 2006. Since this standard applies to both voluntary changes in accounting principles, as well as those that may be mandated by standard-setting authorities, it is not possible to estimate the impact that the adoption of this standard will have on our financial position and results of operations.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2006, 2005 and 2004

1.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

SFAS 157—“Fair Value Measurements.” In October 2006, FASB issued Statement of Financial Accounting Standards No. 157—“Fair Value Measurements,” or SFAS 157. This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities. This standard also requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. The Company expects to adopt this standard beginning in October 2008. Currently, the Company is evaluating the impact that this new standard will have on our financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB No. 108) regarding the quantification of financial statement misstatements. SAB No. 108 requires a dual approach for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 will be effective for the Company on October 1, 2006. The adoption of SAB No. 108 is not expected to have a material impact on the results of the Company’s operations, financial position, or cash flows.

FSP 115-1 and 124-1—“Impairment of Investments.” In November 2005, FASB Staff Position 115-1 and 124-1—“The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” FSP 115-1 and 124-1, was issued. This FSP provides clarification on when companies should consider impairments of investments to be other-than-temporary. This FSP must be applied to reporting periods beginning after December 15, 2004, but earlier application is permitted. On October 1, 2005, we adopted this standard. The adoption of this standard has not had a material impact on our financial position or results of operations.

Reclassifications

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2006, 2005 and 2004

2.	Acquisitions and Dispositions

RT Logic

On October 1, 2002, the Company acquired all of the issued and outstanding stock of RT Logic pursuant to an Agreement and Plan of Reorganization dated October 1, 2002 (the “Reorganization Agreement”). The primary reason for acquiring RT Logic was to expand the Company’s existing products into RT Logic’s government client base. The initial purchase price payable to the shareholders of RT Logic was $13.25 million in cash and 683,870 shares of the Company’s common stock with a fair value of $13.25 million. Pursuant to the Reorganization Agreement, in November 2002 the former shareholders of RT Logic received additional consideration of $500,000 in cash and 25,806 shares of the Company’s common stock with a fair value of $500,000.

The acquisition was accounted for using the purchase method of accounting prescribed by SFAS No. 141. Accordingly, a portion of the purchase price was allocated to assets acquired and liabilities assumed and other identified intangible assets based on estimated fair values on the acquisition date.

The identified intangible assets related to acquired technology ($750,000) and customer contracts ($1,521,000) and was amortized on a straight-line basis over an estimated useful life of 5 years and 18 months, respectively. Goodwill was not deductible for tax purposes. The notes receivable related to loans made by RT Logic to its shareholders to exercise RT Logic stock options prior to the sale to Integral. During the quarter ended December 31, 2002, all notes receivable were settled and the cash was received by the Company.

The Reorganization Agreement further provided that the former RT Logic shareholders were entitled to receive contingent consideration, which was payable in the event that RT Logic’s business meets certain earnings performance targets during a period of up to four years following the acquisition. One-half of any contingent consideration was payable in cash and the remainder was payable in shares of the Company’s common stock. Shares of the Company’s common stock issued in connection with the contingent consideration were valued based on a 30-trading-day average leading up to the end of each applicable earn-out period. The contingent consideration was subject to claims by the Company under the indemnification provisions of the Reorganization Agreement.

For the year ended September 30, 2003, 2004 and 2005 and pursuant to the Reorganization Agreement, the former shareholders of RT Logic received the following additional consideration:

Fiscal Year Ended	Payment Date	Payment in Cash	Payment in Shares of Common Stock
2003	January 2004	$3.8 million	209,926
2004	February 2005	$4.2 million	230,349
2005	January 2006	$3.8 million	171,396

The payment made in January 2006 was the final payment relating to the contingent purchase price in accordance with the Reorganization Agreement. The total contingent consideration paid was $7.6 million, and consisted of $3.8 million in cash and $3.8 million in common stock and was recorded on the financial statements as additional goodwill. Additionally, 171,396 and 230,349 shares that were issued are included in the Company’s diluted earnings per share computation for the years ended September 30, 2005 and 2004, respectively.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2006, 2005 and 2004

2.	Acquisitions and Dispositions (continued)

Antenna Systems Division

On July 23, 2003, the Company completed its acquisition of the intellectual property rights, inventory and certain other assets of the former Jackson & Tull Satellite Ground Systems division. As consideration, the Company agreed to make future contingent payments to Jackson & Tull for the period from July 23, 2003 to September 30, 2006. The contingent payments were calculated every September 30 beginning September 30, 2004 based on pretax income as defined in the governing Asset Purchase Agreement. As of September 30, 2006, no contingent payments were accrued. Additionally, the Company loaned Jackson & Tull $400,000 to pay off certain vendor obligations that had been incurred prior to the purchase in exchange for a $400,000 promissory note. The promissory note accrues interest at a rate of 6% per annum and is payable in three equal installments of $133,333 plus accrued interest due on December 31 of each of 2004, 2005 and 2006.

Under the terms of the promissory note, Jackson & Tull has elected to make equal monthly payments in the amount of $12,891 beginning January 1, 2006 in lieu of making the required lump sum payment that would have been due at December 31, 2005.

On November 17, 2004, the Company disposed of the intellectual property rights, inventory and certain other assets of Antenna Systems division to LJT & Associates, Inc. of Montgomery, Alabama (“LJT”). The disposition was effective November 1, 2004. As consideration, LJT agreed to pay the Company $215,000 and executed a promissory note requiring payment of that sum in eight equal installments of $26,875 due on July 1 and January 1 beginning on July 1, 2005. As additional consideration, LJT agreed to make future contingent payments to the Company, in certain circumstances, for the period beginning November 1, 2004 through December 31, 2006. The contingent payments are calculated every December 31 beginning December 31, 2005 based on pretax income as defined in the governing Asset Purchase Agreement. Under the governing Asset Purchase Agreement, the Company will continue to fulfill its obligations under existing customer contracts but will engage LJT as a subcontractor to perform the actual work. The Company did not record a material gain or a loss as a result of this transaction.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2006, 2005 and 2004

2.	Acquisitions and Dispositions (continued)

Lumistar, Inc.

On October 3, 2005, Lumistar, Inc. (the “Acquisition Subsidiary”), a newly-formed subsidiary of RT Logic, a subsidiary of the Company, acquired substantially all of the assets of Lumistar, LLC, a California limited liability company (the “Seller”) relating to the Seller’s business of providing system level and board level telemetry acquisition products (the “Business”) pursuant to an Asset Purchase Agreement dated as of October 3, 2005 by and among the Company, RT Logic, the Acquisition Subsidiary, the Seller and certain members of the Seller. The primary reason for acquiring substantially all of the assets of Lumistar was to expand the Company’s existing products to the Seller’s client base. The initial purchase price was approximately $10 million, including cash paid of approximately $5 million and 224,931 shares of the Company’s common stock at an estimated value of approximately $5 million. During November 2005, the Company recorded a $423,000 reduction in goodwill resulting from a $266,000 adjustment in the value of the 224,931 shares of common stock issued to the Seller as well as a $157,000 purchase price adjustment that was paid to the Company from funds escrowed after closing. For purposes of the financial statements, the value of the 224,931 shares of common stock was determined based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced. The number of common shares issued to the Seller at the closing was determined based on the average closing price per share of the Company’s common stock over the 30-day period ending on September 30, 2005. For purposes of the financial statements, the adjusted purchase price was $9,577,453, including cash paid of $4,843,105 and the Company’s common stock at a value of $4,734,348.

The acquisition was accounted for using the purchase method of accounting under the guidance in Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). Accordingly, operating results have been consolidated since October 3, 2005 and the initial purchase price has been allocated to assets acquired and liabilities assumed as follows:

Current assets	$2,162,964
Property and equipment	213,383
Goodwill	8,833,289
Intangibles	401,059
Other assets	10,000

Total assets acquired	11,620,695
Less: Current liabilities	2,043,242

Net assets acquired	$9,577,453

The identified intangible assets will be amortized on a straight-line basis over an estimated useful life of approximately four years for the technology ($159,500) and up to nine months for the customer related intangibles ($241,559). Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In part, goodwill reflects the competitive advantages the Company expects to realize from introducing its existing products into Lumistar’s client base.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2006, 2005 and 2004

2.	Acquisitions and Dispositions (continued)

Lumistar, Inc. (continued)

The governing Asset Purchase Agreement provides that the Seller may be entitled to receive contingent consideration which is payable in the event that Lumistar’s business meets certain earnings performance targets during a period of up to four years following the acquisition. One half of any contingent consideration may be payable in cash and the remainder may be payable in shares of the Company’s common stock; provided, however, that the Company shall have the option to pay the full amount of the contingent consideration to the Seller in cash. Any shares of the Company’s common stock issued in connection with the contingent consideration will be valued based on the average closing price over the 30-day period ending on the last day of each applicable earn-out period. The contingent consideration is subject to claims by the Company under the indemnification provisions of the governing Asset Purchase Agreement. For the year ended September 30, 2006 and pursuant to the Reorganization Agreement, in January 2007, the former shareholders of the Seller will receive additional consideration of approximately $1.4 million in cash. The contingent consideration has been recorded as an adjustment to goodwill.

On June 23, 2006, the Company entered into a Stock Repurchase Agreement (the “Repurchase Agreement”) with the Seller pursuant to which the Company repurchased and retired from the Seller 224,931 shares of Common Stock of the Company, par value $.01 per share, issued to the Seller in connection with the acquisition of the Business (the “Shares”) for an aggregate cash amount of $6,412,783 (the “Purchase Price”). The Purchase Price was based on a per share price of $28.51, which was calculated as the thirty-day average closing price of the Shares for the 30 trading days preceding June 9, 2006, the date on which the Company’s Board of Directors approved the repurchase of the Shares. The Repurchase Agreement contains certain customary representations, warranties and indemnification obligations of the parties.

3.	Accounts Receivable and Revenue

Accounts receivable at September 30, 2006 and 2005 consist of the following:

	2006	2005
Billed
Government services
Prime contracts	$2,076,303	$5,987,298
Subcontracts	7,661,902	8,254,749
Commercial products and services	2,960,724	5,060,871
Allowance for doubtful accounts	(185,000)	(140,000)

Total billed	12,513,929	19,162,918

Unbilled
Government services
Prime contracts	10,339,451	9,725,503
Subcontracts	4,050,801	3,673,967
Commercial products and services	2,549,364	4,516,469

Total unbilled	16,939,616	17,915,939

Total accounts receivable, net	$29,453,545	$37,078,857

Unbilled accounts receivable include amounts arising primarily from the use of the percentage-of-completion or other methods of recognizing revenue that differ from contractual billing terms. Substantially all unbilled receivables are expected to be billed and collected in one year.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2006, 2005 and 2004

3.	Accounts Receivable and Revenue (continued)

The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts funded by the U.S. Government, as well as commercial and international organizations. During the years ended September 30, 2006, 2005 and 2004, approximately 79%, 77%, and 76%, respectively, of the Company’s revenue was from government services, primarily the United States Air Force (“USAF”) and the National Oceanic and Atmospheric Administration (“NOAA”). The remaining revenue is from commercial products and services.

In June 2004 and May 2005, the Company filed claims in the amount of approximately $1.8 million and $319,000, respectively, against NOAA. The claims arose under a contract from NOAA to provide the Data Collection System Automated Processing System II (“DAPS-II System”). The Company had submitted appeals to the General Services Board of Contract Appeals (“GSBCA”) related to these claims. In August 2005, the Company filed another claim against NOAA in the amount of $135,000. This claim arose under a contract from NOAA to perform software and hardware upgrades on NOAA’s Polar Acquisition and Control Subsystem. On March 1, 2006, a settlement agreement was executed with NOAA which added approximately $1.4 million to the DAPS II contract in settlement of the Company’s outstanding claims. The Company received payment for these claims in April 2006.

4.	Marketable Securities

The following summarizes the Company’s investments in debt and equity securities at September 30, 2006 and 2005:

2006	Cost	Gross Unrealized Gain/(Loss)	Fair Market Value
State Debt Securities	$5,100,000	$—	5,100,000
Auction Rate Securities	12,895,000	—	12,895,000
Preferred Stock	20,000,000	—	20,000,000
Certificate of Deposit	100,000	—	100,000
French Depository Sec.	60,781	—	60,781

Total	$38,155,781	$—	$38,155,781

2005	Cost	Gross Unrealized Gain/(Loss)	Fair Market Value
State Debt Securities	$15,506,000	$—	$15,506,000
Auction Rate Securities	17,210,000	—	17,210,000

Total	$32,716,000	$—	$32,716,000

The investments in variable rate State of Maryland debt securities and Maryland “Auction Rate Securities” are carried at cost, which approximates fair market value. Banc of America Preferred Funding Corporation “Dividends Received Eligible Auction Market” (“DREAMS”) preferred stock is carried at cost, which approximates fair market value. The Company divested itself from these securities in June 2005, but reinvested in similar securities in January 2006. The certificate of deposit is carried at cost, which approximates fair market value. The French depository securities are required bank deposits for ongoing contracts which can’t be withdrawn until a job is completed; cost approximates fair market value.

During fiscal year 2005, the Company sold common stock that resulted in net gains of $49,997. The gains were determined using the specific identification method. The Company divested itself from these securities in fiscal year 2005.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2006, 2005 and 2004

5.	Property and Equipment

Property and equipment as of September 30, 2006 and 2005 are as follows:

	2006	2005
Land	$2,327,329	$2,327,329
Building	8,998,267	—
Machinery and electronic equipment	5,038,058	4,642,158
Furniture and fixtures	1,107,912	659,612
Leasehold improvements	1,819,686	1,706,393
Software	742,904	808,520

Total property and equipment	20,034,156	10,144,012
Less: accumulated depreciation and amortization	(5,044,642)	(4,240,409)

Property and equipment, net	$14,989,514	$5,903,603

On August 25, 2005, RT Logic Tract TT2, LLC, a newly-formed and wholly-owned subsidiary of RT Logic, closed on the purchase of 9.99 acres of real property in Colorado Springs, Colorado for a purchase price of approximately $2.3 million, pursuant to a Purchase Agreement with Northgate Properties, LLC. RT Logic completed construction of its headquarters building on this real property in August 2006 and began depreciation.

Depreciation expense for the years ended September 30, 2006, 2005, and 2004 was $1,826,505, $1,603,705, and $1,764,133, respectively.

6.	Goodwill and Intangibles

Effective January 30, 2002, the Company adopted Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No.142 prescribes a periodic impairment test of goodwill, which the Company completed at September 30, 2006, and determined that there was no impairment.

The following summarizes the Company’s goodwill and intangibles at September 30, 2006 and 2005:

	2006	2005
Goodwill	$51,303,651	$41,011,844

Intangibles
Technology	1,309,500	1,150,000
Customer Base	1,862,641	1,621,082
Less: Accumulated Amortization
Technology	(1,088,626)	(800,000)
Customer Base	(1,862,647)	(1,608,589)

Intangibles, net	$220,868	$362,493

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2006, 2005 and 2004

6.	Goodwill and Intangibles (continued)

The identified intangible assets have an estimated useful life ranging from three months to five years. Amortization expense for the years ended September 30, 2006, 2005 and 2004 was $542,684, $275,000, and $782,029, respectively. Future amortization expense is as follows:

2007:	199,618
2008:	10,625
2009:	10,625

Total	$220,868

The increase in goodwill relates primarily to the acquisition of substantially all of the assets of Lumistar, LLC, and the related earnout due to former shareholders in the amount of $1,378,872 at September 30, 2006.

The Company’s acquisitions are more fully explained in Note 2. In addition, goodwill by segment is reflected in Note 17.

7.	Software Development

Software development costs as of September 30, 2006 and 2005 consist of the following:

	2006	2005
Costs incurred	$18,828,018	$18,828,018
Less: accumulated amortization	(17,806,325)	(16,226,325)

Software development costs, net	$1,021,693	$2,601,693

Amortization expense for the years ended September 30, 2006, 2005 and 2004, was $1,580,000, $2,581,628, and $3,045,522, respectively.

8.	Line of Credit and Notes Payable

The Company has a line of credit agreement with a local bank for $10,000,000 for general corporate purposes. Borrowings under the line of credit are due on demand with interest at the London Inter-Bank Offering Rate (“LIBOR”), plus a spread of 1.5 to 2.4%, based on the ratio of funded debt to earnings before interest, taxes and depreciation (“EBITDA”). The line of credit is secured by the Company’s billed and unbilled accounts receivable, inventory, equipment, and insurance proceeds and has certain financial covenants, including minimum net worth and liquidity ratios. The line of credit expires on February 28, 2007. The Company is in the process of renewing the line of credit agreement. The Company did not use and had no balance outstanding at September 30, 2006 and 2005.

The Company had letters of credit amounting to $250,000, $450,000, and $490,000, as of September 30, 2006, 2005 and 2004, respectively, with certain banks relating to leased facilities. In addition, the Company had letters of credit amounting to approximately $180,000, $1.5 million, and $3.7 million as of September 30, 2006, 2005, and 2004, respectively, with a bank relating to obligations on certain contracts.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2006, 2005 and 2004

8.	Line of Credit and Notes Payable (continued)

On February 10, 2006, RT Logic Tract TT2, LLC (“Borrower”), a wholly-owned subsidiary of RT Logic, entered into a Construction Loan Agreement (the “Loan Agreement”) for an aggregate amount of $9.0 million for the purpose of financing the construction of a new 60,000 square foot office building (the “Building”) in Colorado Springs, Colorado that now serves as the corporate headquarters for RT Logic. The Loan Agreement was further evidenced by a Promissory Note from Borrower dated February 10, 2006 in the principal sum of $9.0 million (the “Note”), which provided for interest at a variable rate equal to the prime rate reported in the “Wall Street Journal” from time to time during the term of the Note. The Loan Agreement became effective on February 24, 2006.

Borrower’s obligations under the Note and the Loan Agreement were secured by the real property upon which the building was constructed and all equipment, inventory, general intangibles and fixtures purchased for or used in the construction of the Building. In addition, RT Logic guaranteed payment of the amounts due under the Note and the Loan Agreement.

The Loan Agreement included certain customary events of default, including failure to pay any amounts due under the Note, the insolvency or bankruptcy of Borrower, Borrower’s failure to perform its obligations under the Loan Agreement, the Note or any of the other loan documents, a material adverse change in Borrower’s financial condition, or certain delays in construction that would prevent the Building from being completed on or before February 10, 2007. If an event of default occurred, the lender may have declared the entire unpaid principal amount and any accrued and unpaid interest due and payable, and may have enforced its rights as a secured creditor, including foreclosing upon its security interest and mortgage and taking possession of the property securing the obligations under the Note and the Loan Agreement.

The entire principal balance and any accrued and unpaid interest on the Note is due and payable on February 10, 2007. Borrower may prepay the Note in whole or in part at any time without penalty. The balance outstanding under the Note and the Loan Agreement of $5,658,982 was prepaid by the Company in full in September 2006. The interest rate at the time of prepayment was 8.25%.

9.	Accrued Expenses

Accrued expenses at September 30, 2006 and 2005, consist of the following:

	2006	2005
Accrued payroll and withholdings	$4,371,289	$3,443,336
Accrued vacation	2,117,183	1,928,325
Accrued profit sharing	1,083,802	1,719,526
Accrued earnout (Lumistar & RT Logic, respectively)	1,378,872	7,611,023
Other accrued expenses	1,500	20,624

Total accrued expenses	$8,952,646	$14,722,834

10.	Commitments and Contingencies

Capital Leases

The Company had a $2,000,000 equipment lease line of credit under which the Company could sell equipment and lease it back for a period of three years. The line expired in May 2006. The Company incurred capital lease obligations when it entered into new leases for equipment. There were no capital lease additions for the years ended September 30, 2006, 2005 and 2004, respectively. There were no future payments under the capital lease obligations at September 30, 2006.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2006, 2005 and 2004

10.	Commitments and Contingencies (continued)

Operating Leases

The Company leases office space in Colorado, Maryland, California, New Hampshire and Toulouse, France. The current leases for offices in the United States expire in various years between 2007 and 2015. The current leases for offices in France expire in 2006 and 2013. Approximate future minimum lease payments under the office leases are as follows:

Years ending September 30, 2007	$1,769,954
2008	$1,581,329
2009	$1,471,565
2010	$1,233,825
2011	$1,012,660
Thereafter	$4,319,972

Total payments	$11,389,305

Lease payments do not include operating expenses or utilities, which are adjusted annually. Rent expense was $2,292,380, $2,324,500, and $2,199,696 for the years ended September 30, 2006, 2005 and 2004, respectively.

Government Contracts

A significant portion of the Company’s revenues represent payments made by the U.S. Government and by contractors that have prime contracts with the U.S. Government. Certain of these revenues are subject to adjustment upon audit by the Defense Contract Audit Agency (“DCAA”). Audits by the DCAA have been completed on the Company’s contracts and subcontracts through the year ended September 30, 2002. RT Logic has been audited by DCAA through March 31, 2000. Management is of the opinion that any disallowances of costs for subsequent fiscal years by the government auditors will not materially affect the Company’s financial statements.

Litigation, Claims, and Assessments

The Company is subject to various legal proceedings and threatened legal proceedings from time to time. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

On November 1, 2004, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with LJT & Associates, Inc. (“LJT”) to sell all assets of the Company’s antenna division. Under the Asset Purchase Agreement, LJT agreed that, through a firm-fixed price subcontract, it would assume all of the Company’s obligations under the Company’s on-going firm fixed-price contract with Espatial Resources Sdn. Bhd. (the “Malaysia Contract”) under which two antenna systems would be delivered to Malaysia. On November 19, 2004, the Company entered into a firm fixed-price subcontract with LJT (the “Antenna Subcontract”) under which LJT would fulfill the Company’s remaining obligations under the Malaysia Contract. Despite LJT’s assumption of all the Company’s obligations under the Malaysia Contract, including performance risk, the Company continued its role as the prime contractor under the Malaysia Contract and maintained a performance bond in favor of Espatial.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2006, 2005 and 2004

10.	Commitments and Contingencies (continued)

In February 2006, during site acceptance testing of the two antenna systems in Malaysia, various technical defects were identified for each antenna system, including failure to comply with specification requirements and other performance deficiencies. On April 6, 2006, the Company received a cure notice from Espatial describing these defects, which required resolution of those defects within 30 days from the date of the notice. After LJT’s determination that it could not cure such defects within the 30-day period and would not do so without an increase in the firm fixed price of the Antenna Subcontract, the Company terminated the Antenna Subcontract on April 21, 2006. Since termination of the Antenna Subcontract, the Company has been working with Espatial to develop workarounds for the antenna defects and to otherwise complete performance of the Malaysia Contract.

LJT has possible claims against the Company arising from the Asset Purchase Agreement and the Antenna Subcontract, but the Company does not believe that LJT would prevail on those issues. Reserving all rights, the Company has attempted without success to negotiate a settlement with LJT. The Company believes it has defenses against LJT’s potential claims. Furthermore, the Company believes it has claims against LJT arising from the Antenna Subcontract and the Asset Purchase Agreement.

Espatial could make claims against the Company for default under the Malaysia Contract, including claiming the Company’s performance bond. The Company believes the probability of Espatial making such claims is remote due to the Company’s cooperation with Espatial and its willingness to extend the validity period of the performance bond.

11.	Income Taxes

For the years ended September 30, 2006, 2005 and 2004, the provision for income taxes consists of the following:

	2006	2005	2004
Current tax expense
Federal	$6,776,563	$4,587,431	$3,732,659
State	704,481	690,277	854,056

	7,481,044	5,277,708	4,586,715
Deferred tax benefit	(398,835)	(1,190,897)	(742,771)

Total provision for income taxes	$7,082,209	$4,086,811	$3,843,944

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2006, 2005 and 2004

11.	Income Taxes (continued)

At September 30, 2006 and 2005, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	Asset (Liability)
	2006	2005
Deferred Tax Assets:
Vacation accrual	$715,960	$700,838
Allowance for doubtful accounts	72,616	53,896
Accrued expenses and other	255,610	99,632
Net operating loss (“NOL”) carry-forwards	324,338	509,112
Capital loss carry-forward	360,986	358,253
Stock option expense	240,716	202,706
Accrued commissions	114,609	16,752

Deferred Tax Asset Subtotal	2,084,835	1,941,189
Valuation allowance – capital loss carry-forward	(360,986)	—

Total Deferred Tax Assets	1,723,849	1,941,189

Deferred Tax Liabilities:
Depreciation and amortization	(572,593)	(1,188,767)

Total Deferred Tax Liabilities	(572,593)	(1,188,767)

Net Deferred Tax Asset/(Liability)	$1,151,256	$752,422

As of September 30, 2006, the Company had approximately $5.3 million of state NOL’s which expire between 2012 and 2022. The Company also had capital loss carry-forwards of approximately $930,000, which expire in 2009.

In evaluating the Company’s ability to recover its deferred tax assets, we considered all available positive and negative evidence, including past operating results, the reversal of temporary differences, the forecasts of future taxable income from operations and investments and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with estimates being used to manage the business. SFAS 109 requires a valuation allowance if it is “more likely than not” that a deferred tax asset will not be realized. The deferred tax asset related to the capital loss carryforward has been fully reserved via a valuation allowance because management has determined it was no longer likely the capital loss carryforward would be utilized prior to its expiration. The Company currently does not have any excess cash invested in stocks or bonds on the open market and no longer expects to generate capital gains from the sale of such securities. Further, the Company does not at this point have any plans to dispose of assets that could generate capital gains to utilize the losses. Accordingly, a valuation allowance was established for the capital loss. Based on the weight of the positive and negative evidence and the information available, management believes that it is more likely than not that the remainder of its deferred tax assets will be realized.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2006, 2005 and 2004

11.	Income Taxes (continued)

The temporary differences are presented in the balance sheet as follows:

	Asset (Liability)
	2006	2005
Deferred income tax asset – current portion	$923,545	$878,065
Deferred income tax asset/(liability) – long term portion	227,711	(125,643)

Net Deferred Tax Asset/(Liability)	$1,151,256	$752,422

The effective income tax rates differ from the statutory U.S. income tax rate due principally to the following:

	2006	2005	2004
Federal statutory rate	35.0%	35.0%	34.0%
State tax, net of federal income tax benefit	3.5	3.5	4.2
Tax benefit of tax free investment income	(2.4)	(2.2)	(.6)
Valuation Allowance – capital loss carryforward	1.9	—	—
Other	(1.5)	3.0	(1.4)

Effective rate	36.5%	39.3%	36.2%

12.	Profit Sharing and Employee Benefits Plans

The Company has a profit sharing and 401(k) plan for the benefit of substantially all employees. The Company currently contributes a discretionary amount of 11% of eligible employee’s salary to the plan. Future contributions will be a discretionary amount determined by the company’s performance and profitability. The 401(k) feature allows employee’s to make elective deferrals not to exceed 25% of compensation. For the years ended September 30, 2006, 2005 and 2004, contributions to the plans totaled $3,620,340, $3,428,676, and $3,077,697, respectively.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2006, 2005 and 2004

13.	Stock Option Plan and Stock Based Compensation

Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires compensation costs related to share-based payments, including stock options, to be recognized in the Consolidated Statement of Operations based on their fair values. The expense is recognized over the requisite service period of the award. The Company previously recognized expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”). Accordingly, compensation expense was recognized for the excess, if any, of the stock price on the grant date over the option exercise price. No compensation expense was recorded under APB 25 for awards granted under the Company’s employee stock option plan as all options issued had exercise prices at least equal to the fair value of the stock on the grant date. The pro forma effects upon net income and earnings per share for stock options for the years ending September 30, 2005 and 2004 are disclosed below per FASB Statement No. 123, “Accounting for Stock-Based Compensation.” The Company adopted the modified prospective application in implementing SFAS 123R. Under this transition method compensation costs recognized in fiscal year 2006 include the cost for all share-based awards granted prior to October 1, 2005 which had not yet vested as of that date. The expense is based on the grant-date fair value of these awards as calculated for pro forma disclosures under FASB Statement No. 123 and uses the Black-Scholes valuation model. The expense for share-based awards granted on or after October 1, 2005 represent the grant-date fair value of the options calculated in accordance with the provisions of SFAS 123R and use the Black-Scholes valuation model. In using the modified prospective application, prior interim period financial statements were not adjusted to show the effect of compensation costs and the related tax effects as though they had been accounted for using FASB Statement No. 123.

As a result of adopting SFAS 123R the Company included approximately $450,000 of share-based compensation expense in the Consolidated Statements of Operations for the twelve month periods ended September 30, 2006. The Company recognized a tax benefit related to its share based compensation in the amount of approximately $144,500 in the twelve month period ended September 30, 2006. The following table shows the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in the periods prior to the adoption of SFAS No. 123R:

	2005	2004
Net income, as reported	$6,300,920	$6,760,998
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related taxes	4,933,925	1,724,166
Add: Stock-based employee compensation included in net income, net of related taxes	975,534	—

Pro forma net income	$2,342,529	$5,036,832

Earnings per share:
As reported - basic	$0.61	$0.68
- diluted	$0.60	$0.67
Pro forma - basic	$0.23	$0.51
- diluted	$0.22	$0.50

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2006, 2005 and 2004

13.	Stock Option Plan and Stock Based Compensation (continued)

Cash received from the exercise of options under all Company Stock Option Plans for the twelve months ending September 30, 2006, 2005 and 2004 was $8,865,735, $5,185,740 and $459,388 respectively. The Company currently plans to satisfy future stock option exercises under these plans with registered shares available to be issued.

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

The Company has reserved for issuance an aggregate 168,957 shares of Common Stock under the 1988 Stock Option Plan and 827,696 under the 2002 Stock Option Plan.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2006, 2005 and 2004

13. Stock Option Plan and Stock Based Compensation (continued)

The following table summarizes the Company’s activity for all of its stock option awards during the years ended September 30, 2006, 2005 and 2004:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Life	Aggregate Intrinsic Value ($ in millions)
Options outstanding September 30, 2003	1,186,716	$19.49	—	—
Granted	265,850	$18.09	—	—
Exercised	(27,516)	$16.69	—	—
Cancelled	(39,450)	$19.76	—	—

Options outstanding September 30, 2004	1,358,600	$19.27	—	—
Granted	14,000	$20.88	—	—
Exercised	(280,880)	$18.46	—	—
Cancelled	(80,230)	$20.07	—	—

Options outstanding September 30, 2005	1,038,490	$19.43	—	—
Granted	193,025	$27.17	—	—
Exercised	(464,287)	$19.10	—	—
Cancelled	(13,850)	$18.08	—	—

Options outstanding September 30, 2006	753,378	$21.64	2.89 Years	$7.25

Exercisable at September 30, 2006	572,184	$19.80	2.20 Years	$6.56

The following table summarizes additional information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number of Shares	Weighted-Average Remaining Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$15.00 – 19.99	318,488	2.91 Years	$18.57	314,694	$18.57
$20.00 – 28.00	434,890	2.89 Years	$23.89	257,490	$21.30

	753,378	2.89 Years	$21.64	572,184	$19.80

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2006, 2005 and 2004

13.	Stock Option Plan and Stock Based Compensation (continued)

The following table summarizes information about the Company’s nonvested stock options outstanding at September 30, 2006:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2005	4,772	$10.38
Granted	193,025	$8.47
Vested	(16,603)	$7.95
Cancelled	—	$—

Nonvested at September 30, 2006	181,194	$8.61

The weighted-average grant date fair value of options which were granted during the twelve months ended September 30, 2006, 2005 and 2004 was $8.47, $8.90 and $10.34, respectively. The fair value of the options granted was estimated on the date of the grant using the Black-Scholes options pricing model. The following table shows the assumptions used for the grants that occurred in each twelve month period.

	2006	2005	2004
Expected volatility	33.59%	46.01%	57.70%
Risk free interest rate	4.80%	3.81%	3.90%
Dividend yield	.68%	.68%	.01%
Expected lives	3.86 years	5.00 years	5.92 years

As of September 30, 2006, there was $1,213,349 of unrecognized compensation expense related to remaining non-vested stock options that will be recognized over a weighted average period of 2.8 years. The total fair value of options which vested during the twelve month period ending September 30, 2006, 2005 and 2004 was $131,912, $8,245,391 and $2,621,424, respectively.

14.	Stockholder’s Equity Transactions

During fiscal years 2006, 2005 and 2004, the Company reacquired 270,831, 8,100, and 16,750, shares of its stock for a total cost of $7,305,116, $145,470, and $277,388, respectively. Of the shares reacquired in 2006, 224,931 shares of its stock for a value of $6,412,783 were in conjunction with a Stock Repurchase Agreement with Lumistar, LLC (see Note 2).

15.	Foreign Currency Exchange Contracts

The Company periodically uses foreign currency exchange contracts to hedge risk associated with its European long-term contracts. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” all derivative instruments must be recorded on the balance sheet as an asset or liability with any gain or loss recorded as a component of accumulated other comprehensive income until recognized in earnings. The fair value of the exchange contracts is based upon quoted market prices. If a derivative does not qualify for hedge accounting the gain or loss is recorded through earnings. For the years ended September 30, 2006 and 2005, the Company recorded unrealized gains of $0 and $20,843, respectively, as accumulated other comprehensive income. The Company also recorded a realized loss of $0 and $7,630 during the years ended September 30, 2006 and 2005, respectively. As of September 30, 2006 and 2005, the Company does not have any derivatives which qualify for hedge accounting.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2006, 2005 and 2004

16.	Supplemental Cash Flow Information

For the years ended September 30, 2006, 2005, and 2004, income taxes paid were $6,995,423, $5,370,250, and $3,766,212, respectively, and interest expense paid was $186,192, $7,693, and $7,145, respectively.

17.	Business Segment and Geographical Information

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

The Ground Systems – Commercial segment provides ground systems products and services to commercial enterprises and international governments and organizations. It consists of the Company’s core command and control business for commercial applications and three of the Company’s wholly-owned subsidiaries as follows:

•	SAT and Newpoint, acquired by the Company in August 2000 and January 2002, respectively, offer complementary ground system components and systems. This includes turnkey systems, hardware and software for satellite and terrestrial communications signal monitoring, network and ground equipment monitoring and control and satellite data processing.

•	ISI Europe, the Company’s wholly-owned subsidiary formed in March 2001, with headquarters in Toulouse, France, serves as the focal point for the support of all of the Company’s European business. ISI Europe also pursues ground systems business in Europe and Africa for command and control, signal monitoring, and network management using products from the company and all of the company’s subsidiaries.

The Space Communications Systems segment includes the Company’s wholly-owned subsidiary, RT Logic, which designs and builds satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories and range operations. The segment also includes the Company’s recently acquired (October 3, 2005) wholly-owned and indirect subsidiary, Lumistar. Lumistar provides system level and board level telemetry products.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2006, 2005 and 2004

17.	Business Segment and Geographical Information (continued)

The Corporate segment is the Company’s “all other” segment. It includes the Company’s Product Division, which is responsible for the Company’s core command and control product line (EPOCH IPS); business areas in the development stage and businesses being disbanded (the Company’s Antenna Division, the Company’s Skylight product, and the Company’s Integration and Test (“I&T”) Division). The Product Division licenses the Company’s EPOCH IPS product line to other operating segments and to third-party customers. It is also the segment responsible for EPOCH IPS maintenance and support revenue and expenses.

The accounting policies of the segments are the same as those described in Note 1. The Company evaluates the performance of each segment based on operating income. There are no inter-segment allocations of overhead.

On November 17, 2004, the Company disposed of the intellectual property rights, inventory and certain other assets of the Antenna Division to LJT & Associates, Inc., of Montgomery, Alabama (“LJT”), effective as of November 1, 2004. As consideration, LJT agreed to pay the Company $215,000 and executed a promissory note requiring payment of that sum in eight equal installments of $26,875 due on each July 1 and January 1 beginning on July 1, 2005. As additional consideration, LJT agreed to make future contingent payments to the Company for the period beginning November 1, 2004 through December 31, 2006. The contingent payments are calculated every December 31 beginning December 31, 2005 based on pretax income as defined in the governing Asset Purchase Agreement. Under the governing Asset Purchase Agreement, the Company will continue to fulfill its obligations under existing customer contracts but will engage LJT as a subcontractor to perform the actual work. The Company did not record a material gain or a loss as a result of this transaction.

In addition, the Company loaned LJT $100,000 to assist with initial expenses arising from use of the acquired assets in operations. LJT executed a promissory note requiring payment of that sum in installments to coincide with milestone payments on a certain contract. The Company disbursed the loan to LJT by issuing a cash disbursement in the amount of $54,906, which represents the loan balance after deducting the net assumed obligations with an aggregate total of $45,094. This loan was repaid in full during 2006.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2006, 2005 and 2004

17.	Business Segment and Geographical Information (continued)

Summarized financial information by business segment is as follows:

	Fiscal Year Ended Sept. 30, 2006		Fiscal Year Ended Sept. 30, 2005		Fiscal Year Ended Sept. 30, 2004
Revenue
Ground Systems - Government		$56,330,066		$47,608,911		$45,048,212
Ground Systems - Government intersegment		N/A		N/A		251,447
Ground Systems - Commercial		19,588,250		17,544,380		17,111,902
Ground Systems - Commercial intersegment		992,295		380,475		84,579
Space communication Systems		38,318,052		28,535,121		22,821,419
Space communication Systems intersegment		6,104,172		3,947,900		3,444,505
Corporate		2,294,775		4,036,423		5,329,744
Corporate intersegment		4,633,800		3,419,206		4,311,013
Elimination of intersegment sales		(11,730,267)		(7,747,581)		(8,091,544)

Total Revenue		$116,531,143		$97,724,835		$90,311,277

Operating Income
Ground Systems - Government		$4,872,968		$3,930,106		$4,958,600
Ground Systems - Government intersegment		N/A		N/A		N/A
Ground Systems - Commercial		2,930,847		1,085,888		(208,507)
Ground Systems - Commercial intersegment		114		(14,248)		(25,740)
Space communication Systems		11,078,766		9,449,147		8,903,736
Space communication Systems intersegment		(1)		346		(547)
Corporate		(603,537)		(4,640,945)		(3,302,848)
Corporate intersegment		(4,499)		(8,456)		(3,096)
Elimination of intersegment operating income		4,386		22,358		29,383

Total Operating Income		$18,279,044		$9,824,196		$10,350,981

Income Before Income Taxes
Interest Income		1,875,953		1,150,879		616,382
Gain on Sale of Marketable Securities		N/A		49,997		45,604
Interest and Other Expense		(779,768)		(573,771)		(401,426)
Intersegment Eliminations		45,910		(63,570)		(6,600)

Total Income Before Income Taxes		$19,421,139		$10,387,731		$10,604,941

Depreciation and Amortization
Ground Systems - Government		$365,494		$357,497		$311,371
Ground Systems - Commercial		246,104		543,575		987,995
Space communication Systems		1,450,221		809,931		1,045,340
Corporate		1,887,370		2,776,330		3,246,978

Total Depreciation and Amortization		$3,949,189		$4,487,333		$5,591,684

Revenue by Geographic Location
United States		$104,171,767		$86,849,012		$79,021,037
International		12,359,376		10,875,823		11,290,240

Total Revenue		$116,531,143		$97,724,835		$90,311,277
Goodwill
Ground Systems - Government	$	N/A	$	N/A	$	N/A
Ground Systems - Commercial		2,415,180		2,415,180		2,415,180
Space communication Systems		48,998,475		38,706,668		31,079,977
Corporate		(110,004)		(110,004)		(238,971)

Total Goodwill		$51,303,651		$41,011,844		$33,256,186

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2006, 2005 and 2004

17.	Business Segment and Geographical Information (continued)

	Fiscal Year Ended Sept. 30, 2006	Fiscal Year Ended Sept. 30, 2005	Fiscal Year Ended Sept. 30, 2004
Capital Expenditures
Ground Systems - Government	$162,814	$547,538	$491,265
Ground Systems - Commercial	76,185	233,712	144,868
Space communication Systems	10,365,462	3,181,825	478,049
Corporate	94,572	724,389	2,207,942

Total Capital Expenditures	$10,699,033	$4,687,464	$3,322,124

Asset information for the Company’s segments at September 30, 2006, 2005 and September 30, 2004 is shown in the following table.

	Fiscal Year Ended Sept. 30, 2006	Fiscal Year Ended Sept. 30, 2005	Fiscal Year Ended Sept. 30, 2004
Total Assets
Ground Systems – Government	$15,392,530	$19,883,124	$23,469,345
Ground Systems – Commercial	10,594,928	12,201,723	13,523,712
Space communication Systems	82,416,028	60,781,553	55,032,197
Corporate	90,044,882	73,970,145	55,402,803
Elimination of intersegment accounts receivable	(31,597,430)	(17,640,262)	(14,961,615)

Total Assets	$166,850,938	$149,196,283	$132,466,442

As discussed in Note 2, the acquisition of substantially all of the assets of Lumistar, LLC, during the first quarter of 2006 added $11,620,695 of assets to the Space Communications Systems segment, including $8,833,289 of goodwill and $401,059 of intangible assets. Also, as discussed in note 5, RT Logic completed construction of its headquarters building in August 2006 and began depreciation, adding $9.0 million in net assets to the Space Communications Systems segment.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2006, 2005 and 2004

18.	Quarterly Financial Data (unaudited)

The Company’s first three quarters ended on December 31, March 31 and June 30. The fourth quarter ended on September 30, 2006.

The following tables contain selected unaudited Consolidated Statement of Operations data for each quarter of fiscal years 2006 and 2005 (in thousands, except per share amounts).

	Fiscal 2006 Quarter Ended
	December 31	March 31	June 30	September 30
Revenue	$29,258	$32,152	$27,416	$27,705
Gross margin	9,405	10,653	9,215	10,116
Income from Operations	4,645	5,228	3,861	4,545
Net Income	$3,070	$3,544	$2,751	$2,974
Earnings per share – basic	$.29	$.33	$.25	$.27
Earnings per share – diluted	$.28	$.32	$.25	$.27
Weighted average common and equivalent shares outstanding – basic	10,671	10,874	11,026	10,993
Weighted average common and equivalent shares outstanding – diluted	10,936	11,034	11,221	11,172

	Fiscal 2005 Quarter Ended
	December 31	March 31	June 30	September 30
Revenue	$21,919	$23,347	$25,379	$27,080
Gross margin	7,135	7,332	7,345	7,901
Income from Operations	1,866	3,034	2,629	2,295
Net Income	$1,186	$2,049	$1,864	$1,202
Earnings per share – basic	$0.12	$0.20	$0.18	$0.12
Earnings per share – diluted	$0.11	$0.20	$0.18	$0.11
Weighted average common and equivalent shares outstanding – basic	10,045	10,259	10,393	10,433
Weighted average common and equivalent shares outstanding – diluted	10,369	10,405	10,630	10,734

1.	Net income for the quarter ended September 30, 2005 includes approximately $1.2 million of operating expense related to non-recurring compensation for the vesting acceleration of stock options.

19.	Subsequent Events

On December 6, 2006, the Company’s Board of Directors declared a quarterly cash dividend of seven cents per share. The dividend will be paid on or about January 3, 2007 to shareholders of record as of December 18, 2006. The total amount to be paid to shareholders of record on that date will be approximately $775,000. The Company’s general line of credit facility prohibits the declaration or payment of dividends by the Company until all of its obligations under the facility are paid in full or performed. As of September 30, 2006, all of the Company’s obligations under the facility have been met.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

a.	Changes in Accountants

On January 17, 2006, the Company was notified by Grant Thornton, LLP (“Grant Thornton”), that Grant Thornton had resigned as the Company’s independent auditors.

On February 1, 2006, the Company, engaged Bernstein & Pinchuk, LLP (“Bernstein & Pinchuk”), as the Company’s independent auditors to audit the Company’s books and records for fiscal year 2006. The engagement of Bernstein & Pinchuk was recommended and approved by the Audit Committee of the Company on February 1, 2006.

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

As required by Rule 13a-15 under the Exchange Act, the Company’s management carried out an evaluation of any changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer. Based upon that evaluation, the Company concluded that there was no change in the Company’s internal control over financial reporting during this period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s chief executive officer and chief financial officer, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

c.	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year subject to this annual report on Form 10-K based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our assessment under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2006. Bernstein & Pinchuk, LLP, the Company’s independent registered public accounting firm, has issued an opinion on the Company’s assessment of its internal control over financial reporting. This opinion appears in the Report of Independent Registered Public Accounting Firm beginning on page F-2 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position with the Company
R. Doss McComas	Chairman of the Board (Class II Director) (1)(2)

John M. Albertine	Outside Director (Class I Director) (2)

Alan W. Baldwin	Outside Director (Class I Director) (2)

Dominic A. Laiti	Outside Director (Class III Director) (1)(2)

William F. Leimkuhler	Outside Director (Class II Director) (1)(2)

Peter J. Gaffney	Chief Executive Officer and Director (Class I Director)

Thomas L. Gough	President and Director (Class II Director)

Elaine M. Brown	Executive Vice President, Chief Financial Officer, Secretary and Treasurer

Stuart C. Daughtridge	Executive Vice President, Commercial Division

Gary A. Prince	Executive Vice President and Managing Director of Operations

James G. Schuetzle	Executive Vice President, Government Division

Patrick R. Woods	Executive Vice President, Business Development

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

Directors of the Company serve until the next annual meeting of stockholders or until successors have been duly elected and qualified. Officers of the Company serve at the discretion of the Board of Directors.

R. Doss McComas, 53, was appointed Chairman of the Board effective April 21, 2006. He has served as an outside director of the Company since July 1995. He is Vice President of TECORE Wireless Systems, Inc., a supplier of cellular protocol based wireless systems. Previously he was President of LynxConnect and Cybercommunitys, Chairman of Plexsys International, President of Fortel Technologies, Inc., and held positions with COMSAT RSI and Radiation Systems, Inc., including Group Vice President, Vice President of Acquisitions, Strategic Planning and International Marketing, and General Counsel. He holds a B.A. degree from Virginia Polytechnic Institute; an M.B.A. from Mt. Saint Mary’s; and a J.D. from Gonzaga University.

John M. Albertine, 62, joined the Board of Directors December 6, 2006. Mr. Albertine has been a Director of 12 publicly traded companies in his career. From 1969 through 1977, Mr. Albertine served as the Associate Professor of Economics at Mary Washington College. From 1977 through 1979, he served as Legislative Assistant to Senator Lloyd M. Bensten. From 1979 to 1980, he served as Executive Director to the Congressional Joint Economic Committee. From 1981 through 1986, he served as President of the American Business Conference. From 1986 through 1990, he served as Vice Chairman of the Fruit of the Loom Company. In 1990, Dr. Albertine founded Albertine Enterprises, Inc., a merchant banking and consulting firm. Dr. Albertine has been the Chairman and CEO of Albertine Enterprises for the last 16 years and continues in that position today. Currently, Mr. Albertine is the Director of Kandant Co., NYSE, Vice Chairman of the Virginia Retirement Systems and a member of the Virginia Governor’s Board of Economic Advisers. Mr. Albertine holds a PH.D in Economics from the University of Virginia.

Alan W. Baldwin, 69, joined the ISI Board of Directors December 6, 2006. Mr. Baldwin spent 10 years in the U.S. military at both the U.S. Army’s Redstone Arsenal, Alabama missile development center, and the U.S. Air Force Space and Missile System Division in Los Angeles, California. He played a vital role in the early research and development of Laser guided missiles and smart bomb technology for both the Army and subsequently the Air Force. He also managed a subsystems program office while in the Air Force that provided boost-phase guidance & control and telemetry equipment and services for all Atlas and Titan space launches at Cape Kennedy in Florida and Vandenberg Air Force Base in California. After leaving the military, Mr. Baldwin spent 10 years with TRW Electronics in Los Angeles managing a manufacturing plant specializing in producing high-reliability semiconductor products for the guidance and navigation systems for the Air Force’s Minuteman and the Navy’s Poseidon ICBM systems. Since 1980, Mr. Baldwin has been the CEO and/or President of several high technology based companies manufacturing honey comb and advanced composite materials for the aerospace and aircraft industries. In May of 2005, Mr. Baldwin joined Argosy International as the President and Chief Operating Officer. Argosy International

has been an “ahead of the curve” leader in preparing for the major shift of commercial aircraft OEM and also maintenance repair and overhaul (MRO) manufacturing activities that are taking place in the Pacific rim. More recently, beginning in June 2006, Mr. Baldwin has left the day to day activities at Argosy and has begun to focus exclusively on analysis, and follow-on development activities for specific aerospace and commercial honey comb manufacturing and value-added special processing projects to be implemented by Argosy over the next several years in mainland China.

Dominic A. Laiti, 74, has served as an outside director of the Company since July 1995. Mr. Laiti presently provides independent consulting services to several companies. He was founder, President and Director of Globalink, Inc. (an AMX company), from January 1990 to December 1994. He has over 30 years of experience in starting, building, and managing high-technology private and public companies with annual revenues from $2 million to over $120 million. Mr. Laiti was President of Hadron, Inc. from 1979 to 1989; Vice President of Xonics, Inc. from 1972 to 1979; and Vice President of KMS Industries from 1968 to 1972. He is a Director of Pantheon Software, Inc.

William Leimkuhler, 55, joined the ISI Board of Directors May 3, 2006. Mr. Leimkuhler is the General Counsel and Director of Business Development of Paice Corporation, a privately held developer of advanced vehicle powertrains. From 1994 through 1999, he held various positions with Allen & Company, a New York investment banking firm, initially serving as the firm’s General Counsel. Prior to that, Mr. Leimkuhler was a corporate partner with the New York law firm of Werbel & Carnelutti (now Heller Ehrman White & McAuliffe). Mr. Leimkuhler also serves as a director of Speedus Corp. and U.S. Neurosurgical, Inc.

Peter J. Gaffney, 47, has served as Chief Executive Officer of the Company since April 2006 and director of the Company since May 2006. He served as Chief Operating Officer and Executive Vice President, Government Division from August 2005 until April 2006. He served as Executive Vice President, Commercial Products from April 2002 until August 2005. From February 2000 until April 2002, Mr. Gaffney served as Vice President, Commercial Products. From May 1999 until February 2000, he served as Vice President, Commercial Division. In 1992, he became a project manager for EPOCH 2000 ground systems programs, which included the Command and Range Generator project for GE Americom, the Loral Skynet Telstar 3, 4, and 5 ground systems, and the Echostar 1, 2, 3, and 4 ground systems. From 1986 to 1992, he worked on simulators for the Company’s DMSP and Tiros programs. Prior to joining the Company, Mr. Gaffney was a design engineer for the General Electric Co., where he worked on the DSCS, Milstar, Landsat, and Spot satellite programs. Mr. Gaffney graduated from the University of Maryland in 1981 with a B.S. degree in Electrical Engineering.

Thomas L. Gough, 58, became a member of the Company’s staff in January 1984. In March 1996, he was elected to the Board of Directors of the Company. He has served as President of the Company since June 1992. He served as Chief Operating Officer from June 1992 until August 2005. For three years before being named President, Mr. Gough served as Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Gough was employed by Business and Technological Systems, Inc., where he managed the Software Systems Division. From 1972 to 1977, he was employed by Computer Sciences Corporation, where he progressed from Programmer Analyst to Section Manager. Mr. Gough earned a B.S. degree from the University of Maryland with a major in Information Systems Management in the School of Business and Public Administration.

Elaine M. Brown, 43, joined the Company in 1983. Ms. Brown has served as Chief Financial Officer since March 1997 and as Executive Vice President since April 2002. In February 2000, she was appointed Secretary and Treasurer. She served as Staff Accountant/Personnel Administrator until January 1995, when she was promoted to Controller/Director of Accounting. In March 1997, Ms. Brown was appointed Vice President. She holds a B.S. degree in Accounting from the University of Maryland and is a Certified Public Accountant.

Stuart C. Daughtridge, 43, joined Integral Systems in January 1999. In October 2004, Mr. Daughtridge was promoted to Executive Vice President of the Commercial Division. In February 2000, he was appointed Vice President of the Commercial Division. From January 1999 to February 2000, he was a senior program manager for the Orion 1, 2 and 3 and New Skies Satellite programs. Prior to joining Integral Systems, Mr. Daughtridge worked in several management positions in the spacecraft engineering and satellite operations division of Orion Satellite Corporation (which later became part of Loral). His last position at Orion was Director of Satellite Operations.

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

Gary A. Prince, 52, was appointed Executive Vice President and Managing Director of Operations of the Company on August 2, 2006. He has been Managing Director of Operations since August 2005 and Director of Mergers and Acquisitions of the Company since December 1998 when he joined the Company full time. As a consultant, Mr. Prince served on the Company’s Board of Directors from the Company’s inception in 1982 to March 1995. Mr. Prince was also Vice President and Chief Financial Officer of the Company from July 1992 until March 1995. Mr. Prince was the Senior Vice President, Financial Operations of Financial News Network, Inc. from August 1990 until June 1992. Mr. Prince served as Vice President and Chief Financial Officer of Infotechnology, Inc. from October 1987 to July 1989 and he served as Senior Vice President, Finance there from July 1989 to June 1992. From February 1988 to May 1991, Mr. Prince served as Senior Vice President and Chief Financial Officer of United Press International. Mr. Prince holds an MBA and a B.S. in Finance from the University of Maryland. He became a Maryland CPA in 1984. As previously disclosed by the Company, Mr. Prince agreed with the SEC in 1997 to a permanent injunction barring him from practicing as an accountant before the SEC, as part of a settlement with the SEC related to Mr. Prince’s guilty plea to charges brought against him for conduct principally occurring in 1988 through 1990 while he was employed by Financial News Network, Inc. and United Press International. See “Item 3. Legal Proceedings.”

James G. Schuetzle, 52, was appointed Executive Vice President, Government Division on August 2, 2006. He was appointed Vice President, Government Division in April 2006 and Vice President of Air Force Programs in April 2002. Mr. Schuetzle started with the Company in 1998 as the Program Manager for the NOAA Polar Antenna Systems Integration (“NPAS”) contract and, in 2001, became the Program Manager for the Air Force Command and Control System – Consolidated (“CCS-C”) contract. Before joining the Company, Mr. Schuetzle worked for the Lockheed Martin Corporation (formerly Loral Aerospace) from 1984 to 1996. While at Lockheed, Mr. Schuetzle held the positions of Manager of Research & Development and Manager of Mission Operations for the N-STAR satellite program. Mr. Schuetzle holds B.S. degrees in Computer Science and Business Administration from the University of Maryland.

Patrick R. Woods, 51, joined the Company in 1995 as Director of Program Development. He has served as Executive Vice President, Business Development since August 2005, and as Executive Vice President, Government Programs from April 2002 until August 2005. Prior to becoming Executive Vice President, Mr. Woods served as Vice President of Government Programs from April 1998 until April 2002. From 1996 to April 1998, Mr. Woods served as Vice President, NOAA Programs. From 1994 to 1995, he worked for Space Systems/Loral (“SS/L”), and from 1985 to 1994, he worked for the Lockheed Martin Corporation (formerly Loral Aerospace). Mr. Woods served as the Director of Mission Operations for both SS/L and the AeroSys Division of Loral Aerospace. Mr. Woods holds a B.S. degree in Public Administration and a M.P.A. in Public Management from Indiana University.

On November 10, 2006, Mark D. Funston resigned as a Director of Integral Systems, Inc., including his position as chairman of the Company’s audit committee, due to the demands of his employment as a chief financial officer at another company.

AUDIT COMMITTEE

As of September 30, 2006, the Company’s Audit Committee consisted of Dominic A. Laiti, William Leimkuhler, R. Doss McComas and Mark D. Funston, each of whom is independent within the meaning of applicable rules and regulations. The Audit Committee currently consists of Dominic A. Laiti, William Leimkuhler, and R. Doss McComas, each of whom is independent within the meaning of applicable rules and regulations. At least one member of the Company’s Audit Committee is a financial expert. The member serving as the Audit Committee’s financial expert is Dominic Laiti, whose relevant experience is set forth above. The Audit Committee also appointed Mr. Laiti as the Audit Committee Chairperson in light of Mark Funston’s resignation from the Board and Audit Committee effective November 10, 2006.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership of the Company’s Common Stock with the Securities and Exchange Commission and NASDAQ. Based on a review of the copies of such reports, the Company believes that during the fiscal year ending September 30, 2006 its executive officers, directors and greater than ten percent stockholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act, with the following exceptions: Thomas L. Gough, President and Director of the Company, inadvertently filed late a Form 4 reporting one transaction from May 1, 2006; Peter J. Gaffney, Chief Executive Officer and Director of the Company, inadvertently filed late a Form 4 reporting one transaction from March 29, 2006; Patrick R. Woods, an executive officer of the Company inadvertently filed three Form 4’s late, reporting late one transaction from April 4, 2006, one transaction from June 2, 2006 and one transaction from September 8, 2006; Dominic A. Laiti, an outside Director of the Company, inadvertently filed late a Form 4 reporting one transaction from February 9, 2006; and R. Doss McComas, an outside Director of the Company, inadvertently filed late a Form 4 reporting one transaction from February 9, 2006.

CODE OF ETHICS

The Company has adopted the Integral Systems’ Code of Ethical Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, and others. The Company has posted the Integral Systems’ Code of Ethical Conduct on its website at www.integ.com.

ITEM 11.	EXECUTIVE COMPENSATION

a.	Summary Compensation Table

The following table sets forth compensation received by the Company’s CEO and four highest paid executive officers who were serving as executive officers of the Company at the end of fiscal year 2006 and who earned over $100,000 during the fiscal year ended September 30, 2006:

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus		Securities Underlying Options	All Other Compensation [1]
Chief Executive Officer (former)
Steven R. Chamberlain	2006	$488,546	$0		0	$139,980[2]
	2005	$299,960	$60,000		0	$23,100
	2004	$288,532	$60,000		10,000	$23,332
Chief Executive Officer (current)
Peter J. Gaffney	2006	$234,794	$35,000	[3]	30,000	$25,744
	2005	$208,150	$65,000		0	$22,859
	2004	$197,808	$45,000		18,000	$21,595
President
Thomas L. Gough	2006	$242,393	$25,000	[4]	6,000	$23,783
	2005	$235,345	$50,000		0	$23,505
	2004	$223,682	$35,000		6,000	$24,264
Exec. Vice President, Managing Director of Operations
Gary A. Prince	2006	$241,707	$0	[5]	6,000	$23,849
	2005	$223,621	$55,000		0	$23,223
	2004	$213,428	$45,000		6,000	$23,016
Chief Financial Officer, Exec. Vice President
Elaine M. Brown	2006	$217,256	$30,000[6]		6,000	$58,203
	2005	$195,180	$60,000		0	$21,432
	2004	$197,808	$45,000		6,000	$21,501
Exec. Vice Pres., Commercial Division
Stuart C. Daughtridge	2006	$206,102	$62,000		6,000	$22,722
	2005	$197,988	$55,000		0	$21,746
	2004	$185,856	$35,000		6,000	$20,087
Exec. Vice President, Government Division
James G. Schuetzle	2006	$196,333	$61,000		3,500	$21,587
	2005	$180,499	$25,000		0	$19,799
	2004	$170,518	$12,500		3,500	$18,661

(1)	All Other Compensation represents employer pension contributions and optional one-time payout of vacation leave balance in excess of 200 hours. It does not include the value of insurance premiums paid by or on behalf of the Company with respect to term life insurance for the benefit of each identified individual in the amounts of $574, $598 and $689 for fiscal years 2006, 2005 and 2004, respectively.

(2)	Includes compensation pursuant to Consulting Agreement dated May 17, 2006 between Steven R. Chamberlain and the Company.

(3)	Compensation Committee may elect to pay additional bonus amount of up to $35,000 at a future date yet to be determined.

(4)	Compensation Committee may elect to pay additional bonus amount of up to $25,000 at a future date yet to be determined.

(5)	Compensation Committee may elect to pay bonus amount of up to $60,000 at a future date yet to be determined.

(6)	Compensation Committee may elect to pay additional bonus amount of up to $30,000 at a future date yet to be determined.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants

Name	Number of Options/ SARs Granted	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise/Base Price($)	Expiration Date	Grant Date Present Value(1)
CEO (former)
Steven R. Chamberlain	0	0%	N/A	N/A	N/A
CEO (current)
Peter J. Gaffney	30,000	15.5%	$27.64	2012	$286,620
PRESIDENT
Thomas L. Gough	6,000	3.1%	$27.64	2012	$57,324
EVP, MANAGING DIRECTOR OF OPERATIONS
Gary A. Prince	6,000	3.1%	$27.64	2012	$57,324
CHIEF FINANCIAL OFFICER/EVP
Elaine M. Brown	6,000	3.1%	$27.64	2012	$57,324
EVP, COMMERCIAL DIVISION
Stuart C. Daughtridge	6,000	3.1%	$27.64	2012	$57,324
EVP, GOVERNMENT DIVISION
James G. Schuetzle	3,500	1.8%	$27.64	2012	$33,439

(1)	Grant date present value is calculated on the date of the grant using the Black-Scholes options pricing model assuming the following: dividend yield of .66%, risk-free interest rate of 4.82%, expected volatility of 34.79%, and an expected term of the option of 4.5 years. This value is then multiplied by the number of options granted.

(2)	All of the options granted to individuals in the above table in the last fiscal year vest 20% per year for five years and expire 6 years from the grant date of the option.

b.	Compensation Pursuant to Plans

The Company’s Board of Directors awards annual bonuses to officers and employees on a discretionary basis. In fiscal year 2006, no formal plan existed for determining bonus amounts with respect to the officers and employees of Integral Systems, Inc.

Effective October 1, 1987, the Company established a 401(K) pension and profit sharing plan (the “Plan”) under Section 401 of the Internal Revenue Code (the “Code”). Under the Plan, the Company currently contributes a discretionary amount equal to 11% of eligible employee’s salary. The employee may contribute up to an additional 25% as salary deferral, subject to the annual limits of the Internal Revenue Code.

c.	Stock Option Plan

Effective May 1, 2002, the Company established the 2002 Stock Option Plan (the “2002 Stock Option Plan”), which was amended and restated effective May 1, 2005, to create additional incentives for the Company’s employees, consultants and directors to promote the financial success of the Company. Stockholders approved the 2002 Stock Option Plan at the Annual Meeting which was held April 17, 2002. The maximum number of shares of Common Stock, which may be issued pursuant to the Amended and Restated 2002 Stock Option Plan, is 1,150,000 shares. The Stock Option Committee has the authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock of the Company under this plan. Options to purchase a total of 193,025 shares of Common Stock were issued under the 2002 Stock Option Plan in fiscal year 2006. Options to purchase 276,574 shares of Common Stock were exercised during the 2006 fiscal year under this plan. The Company has reserved for issuance an aggregate of 827,696 shares of Common Stock under the 2002 Stock Option Plan, of which options to purchase 584,421 shares are outstanding. Pursuant to the 2002 Stock Option Plan, options may be incentive stock options within the meaning of Section 422 of the Code or non-statutory stock options, although incentive stock options may be granted only to employees.

Effective May 25, 1988, the Company established a stock option plan, as amended and restated in 1994 and 1998 (the “1988 Stock Option Plan”), to create additional incentives for the Company’s employees, consultants and directors to promote the financial success of the Company. The Stock Option Committee had the authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock of the Company under this plan. The maximum number of shares of Common Stock which may be issued pursuant to the 1988 Stock Option Plan was increased from 300,000 to 1,200,000 during fiscal year 1994. At the Annual Meeting of stockholders of the Company held on July 22, 1998, the stockholders approved an amendment and restatement of the 1988 Stock Option Plan, which, among other changes, increased the number of shares subject to options under the 1988 Stock Option Plan from 1,200,000 to 1,800,000 shares. No shares of Common Stock were granted during the 2006 fiscal year under the 1988 Stock Option Plan. Options to purchase 187,713 shares of Common Stock granted under the 1988 Stock Option Plan were exercised during fiscal year 2006. The Company has reserved for issuance an aggregate of 168,957 shares of Common Stock under the 1988 Stock Option Plan, all of which are outstanding at September 30, 2006. Pursuant to the approval by stockholders at the April 17, 2002 Annual Meeting of Shareholders, no further options will be granted under the 1988 Stock Option Plan.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Six of the executives named below exercised options during the fiscal year ended September 30, 2006.

Steven R. Chamberlain exercised a total of 12,000 stock options, including 7,522 Incentive Stock Options and 4,478 Non-statutory Stock Options. Peter J. Gaffney exercised 7,000 stock options, including 4,262 Incentive Stock Options and 2,738 Non-statutory Stock Options. Elaine M. Brown exercised 26,138 stock options, including 6,000 Incentive Stock Options and 20,138 Non-statutory Stock Options. Thomas L. Gough exercised 36,537 stock options, including 14,000 Incentive Stock Options and 22,537 Non-statutory Stock Options. Gary A. Prince exercised 11,707 stock options, including 5,000 Incentive Stock Options, and 6,707 Non-statutory Stock Options. Stuart C. Daughtridge exercised 2,000 Incentive Stock Options.

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options/ SARS at FY end (#)		Value of Unexercised In-the-Money Options/ SARS at FY end ($)[1]
			Exercisable	Unexercisable	Exercisable	Unexercisable
Chief Executive Officer (former) Steven R. Chamberlain	12,000	$348,460	49,000	0	$563,200	$0
Chief Executive Officer (present) Peter J. Gaffney	7,000	$186,580	43,000	30,000	$515,080	$108,600
President Thomas L. Gough	36,537	$990,922	8,463	6,000	$86,190	$21,720
Executive Vice President, Managing Director of Ops Gary A. Prince	11,707	$326,078	23,293	6,000	$270,938	$21,720
Executive Vice President, Chief Financial Officer Elaine M. Brown	26,138	$789,000	10,862	6,000	$112,561	$21,720
Executive Vice President, Commercial Division Stuart C. Daughtridge	2,000	$55,550	18,000	6,000	$210,620	$21,720
Executive Vice President, Government Division James G. Schuetzle	3,500	$102,585	19,000	3,500	$192,180	$12,670

(1)	Value for “In the Money” options represents the difference between the exercise prices of outstanding options and the fair market value of the Company’s common stock of $31.26 per share at September 30, 2006.

d.	Compensation of Directors

Directors who are employees of the Company do not receive any compensation for their service as directors. Effective October 1, 2006, the Company pays each director who is not an employee and who is not the Chairman of the Board of the Company an aggregate of $24,000 per year for their services. In addition, directors receive an additional $6,000 for each committee they serve, up to a maximum of two committees. The amounts are paid in equal quarterly installments. From December 1, 2005 until September 30, 2006, the Company paid each director who is not an employee and who is not the Chairman of the Board of the Company an aggregate of $20,000 per year for their services, which was increased from $18,500 effective December 1, 2005. The amount was paid in equal quarterly installments. Directors who are not employees of the Company are also granted options to purchase a discretionary number of shares of the Company’s common stock pursuant to the Stock Option Plan as determined by the Compensation Committee. Prior to August 2005, outside directors were annually granted options to purchase 5,000 shares of the Company’s common stock pursuant to the Stock Option Plan.

Effective April 21, 2006, R. Doss McComas was appointed Chairman of the Board and is being compensated at $12,000 monthly for his services in that capacity starting May 1, 2006.

The following table sets forth compensation received by the Company’s outside directors during fiscal year 2006:

Name	Annual Compensation	Option Shares Granted
Dominic A. Laiti	$22,625	20,000
R. Doss McComas	$74,292	20,000
Bonnie Wachtel	$10,228	—
Mark D. Funston	$10,678	20,000
William Leimkuhler	$8,233	20,000

In addition, at a meeting of the Board of Directors of the Company held on December 6, 2006, the Board elected to make a one-time payment in the amount of $15,000 to each of Messrs. Leimkuhler and Laiti for additional services rendered as Board members.

e.	Employment Contracts, Termination of Employment and Change of Control Termination

Since August 2, 2006, the Company has entered into Change of Control Agreements (each an “Executive Change of Control Agreement”) with the following executive officers: Peter Gaffney, Chief Executive Officer; Thomas Gough, President; Patrick Woods, Executive Vice President, Business Development; Stuart Daughtridge, Executive Vice President, Commercial Division; Elaine M. Brown, Executive Vice President and Chief Financial Officer; Gary A. Prince, Executive Vice President and Managing Director of Operations; and James Schuetzle, Executive Vice President , Government Division. Each of the Executive Change in Control Agreements has identical terms and provides for severance payments and certain other benefits that will be paid to an executive officer whose employment with the Company is terminated under specified conditions within two years after or in anticipation of a change of control of the Company. A form of the Executive Change in Control Agreements is attached to this Form 10-K as Exhibit 10.11. Eight other officers and key managers of the Company have also signed change of control agreements, a form of which change of control agreements is attached to this Form 10-K as Exhibit 10.12, that are generally identical to the Executive Change of Control Agreements, except that the severance and non-compete terms are half of those of those covered under the Executive Change of Control Agreements.

Also since August 2, 2006, the Company has entered into Transition Bonus Agreements (each, a “Transition Bonus Agreement” and collectively “Transition Bonus Agreements”) with Peter Gaffney, Thomas Gough, Patrick Woods, Stuart Daughtridge, Elaine M. Brown, Gary A. Prince, and James Schuetzle, whereby the Company will pay a lump sum amount equal to $75,000, $30,000, $30,000, $50,000, $66,000, $70,000, and $40,000, respectively, to such executive officers in each case if such executive officer remains employed by the Company through the period that ends 120 days following a change of control of the Company. A form of the Transition Bonus Agreement is attached to this Form 10-K as Exhibit 10.13. Certain other key officers of the Company have also signed Transition Bonus Agreements described above but reflecting lesser amounts, forms of which Transition Bonus Agreements are attached to this Form 10-K as Exhibits 10.14 and 10.15.

Indemnification Agreements exist between the Company and certain of its officers and all of its directors.

f.	Compensation Committee Interlocks and Insider Participation.

The Compensation Committee is, and was during fiscal year 2006, made up of Dominic A. Laiti, R. Doss McComas and William Leimkuhler, each of whom is an outside non-employee director. Mark Funston served on the Compensation Committee from May 2006 until his resignation on November 10, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

a.	Security Ownership of Certain Beneficial Owners (as of 9/30/06)

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock, par value $.01, as of September 30, 2006, by each person (other than directors and executive officers of the Company) known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock of the Company. The Company believes that all persons named in the following table have sole voting and investment power with respect to all shares of the Company’s Common Stock beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Mellon HBV Alternative Strategies, LLC 200 Park Ave, 54th Floor New York, NY 10166-3399	1,330,000	12%
Royce & Associates, LLC 1414 Avenue of the Americas, 9th Floor New York, NY 10019-2578	780,900	7.1%
Ashford Capital Management, Inc. 1 Walkers Mill Road Wilmington, DE 19807-2317	744,600	6.7%

b.	Security Ownership of Management (as of 9/30/06)

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock, par value $.01, as of September 30, 2006, by (i) each director and executive officer of the Company as of September 30, 2006 and (ii) all directors and executive officers as of September 30, 2006 as a group. The Company believes that all persons named in the following table have sole voting and investment power with respect to all shares of the Company’s Common Stock beneficially owned by them. Except as indicated in the table, the address of the below-named directors and executive officers is that of the Company’s principal executive offices.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Executive Officers, Directors
R. Doss McComas 409 Biggs Drive Front Royal, VA 22630	20,000	(1)	*
Mark D. Funston 13401 Esworthy Rd. North Potomac, MD 20878	625	(2)	*
Dominic A. Laiti 12525 Knoll Brook Drive Clifton, VA 22024	20,000	(3)	*
William Leimkuhler 43 Salem Straits Road Darien, CT 06820	2,242		*
Peter J. Gaffney	52,248	(4)	*
Thomas L. Gough	151,063	(5)	1.37%
Elaine M. Brown	25,262	(6)	*
Stuart C. Daughtridge	23,100	(7)	*
Gary A. Prince	43,293	(8)	*
James G. Schuetzle	19,000	(9)	*
Patrick R. Woods	26,046	(10)	*
All Directors and Executive Officers as a group (11 persons)	382,879		3.41%

*	Less than one percent of the Common Stock outstanding.

(1)	Includes outstanding options to purchase 20,000 shares of Common Stock which are exercisable within 60 days.

(2)	Includes outstanding options to purchase 625 shares of Common Stock which are exercisable within 60 days.

(3)	Includes outstanding options to purchase 20,000 shares of Common Stock which are exercisable within 60 days.

(4)	Includes outstanding options to purchase 43,000 shares of Common Stock which are exercisable within 60 days.

(5)	Includes outstanding options to purchase 8,463 shares of Common Stock which are exercisable within 60 days.

(6)	Includes outstanding options to purchase 10,862 shares of Common Stock which are exercisable within 60 days.

(7)	Includes outstanding options to purchase 18,000 shares of Common Stock which are exercisable within 60 days.

(8)	Includes outstanding options to purchase 23,293 shares of Common Stock which are exercisable within 60 days.

(9)	Includes outstanding options to purchase 19,000 shares of Common Stock which are exercisable within 60 days.

(10)	Includes outstanding options to purchase 21,000 shares of Common Stock which are exercisable within 60 days.

c.	Equity Compensation Plan Information

The following table sets forth certain equity compensation plan information as of September 30, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) )
	(a)	(b)	(c)
Equity compensation plans approved by security holders	753,378	$21.64	243,275
Equity compensation plans not approved by security holders	0	0	0
Total	753,378	$21.64	243,275

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The Reorganization Agreement provided that the former RT Logic shareholders were entitled to receive contingent purchase price, payable in accordance with the Reorganization Agreement in the event that RT Logic’s business met certain earnings performance targets during a period of up to four (4) years following the merger. Fifty percent (50%) of any contingent purchase price was payable in cash and fifty percent (50%) thereof was payable in shares of the Company’s common stock. Any of the Company’s common stock issued in connection with the contingent purchase price was valued based on a 30-trading-day average leading up to the end of each applicable earn out period. The contingent purchase price was subject to claims by the Company under the indemnification provisions of the Reorganization Agreement. For the year ended September 30, 2003 and pursuant to the Reorganization Agreement, in January 2004 the former shareholders of RT Logic received additional consideration of $3.8 million in cash and 209,926 shares of the Company’s common stock. For the year ended September 30, 2004 and pursuant to the Reorganization Agreement, in January 2005, the former shareholders of RT Logic received additional consideration of $4.2 million in cash and 230,349 shares of the Company’s common stock. For the year ended September 30, 2005 and pursuant to the Reorganization Agreement, in January 2006, the former shareholders of RT Logic received additional consideration of $3.8 million in cash and 171,396 shares of the Company’s common stock. This represented the final payment relating to the contingent purchase price in accordance with the Reorganization Agreement.

Patrick R. Woods, Executive Vice President, Business Development, of the Company, served as an independent director of RT Logic from June 26, 2000 until the consummation of the acquisition of RT Logic by the Company and held approximately 0.3% of the outstanding shares of RT Logic common stock at the effective time of such acquisition.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services – Bernstein & Pinchuk, LLP

The following is a summary of fees recorded by the Company in fiscal years 2006 and 2005 for professional services rendered by Bernstein & Pinchuk, LLP.

Fee Category	Fiscal 2006	Fiscal 2005
Audit fees	$72,310	$0
Audit-related fees	28,547	0
Tax fees	0	0
All other fees	0	0
Total fees	$100,857	$0

Accountant Fees and Services – Ryan, Sharkey & Crutchfield, LLP

The following is a summary of fees recorded by the Company in fiscal years 2006 and 2005 for professional tax services rendered by Ryan, Sharkey & Crutchfield, LLP.

Fee Category	Fiscal 2006	Fiscal 2005
Audit fees	$0	$0
Audit-related fees	0	0
Tax fees	39,629	0
All other fees	0	0
Total fees	$39,629	$0

Accountant Fees and Services – Grant Thornton, LLP

The following is a summary of fees recorded by the Company in fiscal years 2006 and 2005 for professional services rendered by Grant Thornton, LLP. The audit fees billed by Grant Thornton, LLP in fiscal year 2006 pertain to the audit of the Company’s financial statements for fiscal year 2005.

Fee Category	Fiscal 2006	Fiscal 2005
Audit fees	$52,651	$261,000
Audit-related fees	115,169	40,000
Tax fees	6,300	28,000
All other fees	0	6,000
Total fees	$174,120	$335,000

Accountant Fees and Services – Ernst & Young, LLP

The following is a summary of fees recorded by the Company in fiscal years 2006 and 2005 for professional services rendered by Ernst & Young, LLP. The audit fees billed by Ernst & Young in fiscal year 2005 pertain to the audit of the Company’s financial statements for fiscal year 2004.

Fee Category	Fiscal 2006	Fiscal 2005
Audit fees	$0	$0
Audit-related fees	32,000	22,000
Tax fees	0	0
All other fees	0	0
Total fees	$32,000	$22,000

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

Audit-Related Fees. Audit-related fees represent professional services rendered for assurance and related services that are reasonably related to the audit of the Company’s annual financial statements for the 2006 and 2005 fiscal years and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q for the 2006 and 2005 fiscal years. These services included the review of a Registration Statement of the Company on Form S-3 and related amendments, employee benefit plan audits, and consultations concerning financial accounting and reporting standards and transactions.

Tax Fees. Tax fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning.

All other Fees. Consists of fees billed for professional services, other than the services reported as “Audit Fees,” “Audit-Related Fees,” or “Tax Fees.”

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

3.	Index to Exhibits

3.1	Articles of Restatement of the Company (Incorporated by reference to the Registration Statement on Form S-3 (File No. 333-82499) filed with the Commission on July 8, 1999).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Form 8-K dated March 16, 2006 and filed with the Commission on March 22, 2006)

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-58453) filed by the Company with the Commission on July 2, 1998).

10.1+	1988 Stock Plan (Incorporated by reference to the Registration Statement on Form S-8 (File No. 333- 61559) filed by the Company with the Commission on August 14, 1998).

10.2+	2002 Stock Option Plan (Incorporated by reference to the Registration Statement on Form S-8 (File No. 333- 87694) filed by the Company with the Commission on May 7, 2002).

10.3+	Form of Indemnification Agreement between the Company and certain of its officers and all of its directors (Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2003 filed with the Commission on May 15, 2003).

10.4	Lease dated June 1, 1999, between Integral Systems, Inc. and ASP Washington, LLC (Incorporated by reference to the Company’s Form 10-QSB for the quarter ended June 30, 1999 filed with the Commission on August 12, 1999), and amendment thereto (Incorporated by reference to the Company’s Form 8-K dated October 27, 2005 filed with the Commission on November 2, 2005).

10.5	Line of Credit Extensions to Revolving Line of Credit Loan Agreement dated August 31, 2001, by and between Bank of America N.A. and Integral Systems, Inc. (Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2004 filed with the Commission on May 13, 2004 and to the Company’s Form 8-K dated January 19, 2005 and filed with the Commission on January 24, 2005).

10.6	Award/Contract No. F04701-01-C-0012 from MCK Space & Missile Systems Center, effective as of February 7, 2001 (Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2002 filed with the Commission on May 15, 2002).

10.7	Lease dated May 8, 2002, between Integral Systems, Inc. and Science Park II LLC (Incorporated by reference to the Company’s Form 10-K for the year ended September 30, 2005 filed with the Commission on December 10, 2004).

10.8	Lease dated September 18, 2000, between Real Time Logic, Inc. and John J. Gogian Jr. Revocable Trust of 1983 (Incorporated by reference to the Company’s Form 10-K for the year ended September 30, 2004 filed with the Commission on December 10, 2004) and amendment thereto.

10.9	Award/Contract No. FA8819-05-C-0018 from Space and Missiles Systems Center (“SMC”) on behalf of U.S. Air Force, effective as of February 25, 2005 (Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2005 filed with the Commission on May 10, 2005).

10.10+	Consulting Agreement dated May 17, 2006 between Steven R. Chamberlain and Integral Systems, Inc. (Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2006 filed with the Commission on August 8, 2006).

10.11+	Form Tier 1 Change of Control Agreement.

10.12+	Form Tier 2 Change of Control Agreement.

10.13+	Form Tier 1 Transition Bonus Agreement.

10.14+	Form Tier 2 Transition Bonus Agreement.

10.15+	Form Tier 3 Transition Bonus Agreement.

11.1	Computation of Per Share Earnings.

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Bernstein & Pinchuk, LLP.

23.2	Consent of Grant Thornton, LLP.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management or compensatory plan or arrangement

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ PETER J. GAFFNEY Peter J. Gaffney	Chief Executive Officer, Director	December 14, 2006

/s/ THOMAS L. GOUGH Thomas L. Gough	President, Director	December 14, 2006

/s/ ELAINE M. BROWN Elaine M. Brown	Chief Financial Officer, Principal Accounting Officer	December 14, 2006

/s/ R. DOSS MCCOMAS R. Doss McComas	Chairman of the Board, Director	December 14, 2006

/s/ JOHN M. ALBERTINE John M. Albertine	Director	December 14, 2006

/s/ ALAN W. BALDWIN Alan W. Baldwin	Director	December 14, 2006

/s/ DOMINIC A. LAITI Dominic A. Laiti	Director	December 14, 2006

/s/ WILLIAM LEIMKUHLER William Leimkuhler	Director	December 14, 2006

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRAL SYSTEMS, INC.

DATE:	December 14, 2006	BY:	/s/ PETER J. GAFFNEY
Peter J. Gaffney
Chief Executive Officer, Director

DATE:	December 14, 2006	BY:	/s/ THOMAS L. GOUGH
Thomas L. Gough
President, Director

DATE:	December 14, 2006	BY:	/s/ ELAINE M. BROWN
Elaine M. Brown
Chief Financial Officer, Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Restatement of the Company (Incorporated by reference to the Registration Statement on Form S-3 (File No. 333-82499) filed with the Commission on July 8, 1999).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Form 8-K dated March 16, 2006 and filed with the Commission on March 22, 2006)

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-58453) filed by the Company with the Commission on July 2, 1998).

10.1+	1988 Stock Plan (Incorporated by reference to the Registration Statement on Form S-8 (File No. 333- 61559) filed by the Company with the Commission on August 14, 1998).

10.2+	2002 Stock Option Plan (Incorporated by reference to the Registration Statement on Form S-8 (File No. 333- 87694) filed by the Company with the Commission on May 7, 2002).

10.3+	Form of Indemnification Agreement between the Company and certain of its officers and all of its directors (Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2003 filed with the Commission on May 15, 2003).

10.4	Lease dated June 1, 1999, between Integral Systems, Inc. and ASP Washington, LLC (Incorporated by reference to the Company’s Form 10-QSB for the quarter ended June 30, 1999 filed with the Commission on August 12, 1999), and amendment thereto (Incorporated by reference to the Company’s Form 8-K dated October 27, 2005 filed with the Commission on November 2, 2005).

10.5	Line of Credit Extensions to Revolving Line of Credit Loan Agreement dated August 31, 2001, by and between Bank of America N.A. and Integral Systems, Inc. (Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2004 filed with the Commission on May 13, 2004 and to the Company’s Form 8-K dated January 19, 2005 and filed with the Commission on January 24, 2005).

10.6	Award/Contract No. F04701-01-C-0012 from MCK Space & Missile Systems Center, effective as of February 7, 2001 (Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2002 filed with the Commission on May 15, 2002).

10.7	Lease dated May 8, 2002, between Integral Systems, Inc. and Science Park II LLC (Incorporated by reference to the Company’s Form 10-K for the year ended September 30, 2005 filed with the Commission on December 10, 2004).

10.8	Lease dated September 18, 2000, between Real Time Logic, Inc. and John J. Gogian Jr. Revocable Trust of 1983 (Incorporated by reference to the Company’s Form 10-K for the year ended September 30, 2004 filed with the Commission on December 10, 2004) and amendment thereto.

10.9	Award/Contract No. FA8819-05-C-0018 from Space and Missiles Systems Center (“SMC”) on behalf of U.S. Air Force, effective as of February 25, 2005 (Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2005 filed with the Commission on May 10, 2005).

10.10+	Consulting Agreement dated May 17, 2006 between Steven R. Chamberlain and Integral Systems, Inc. (Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2006 filed with the Commission on August 8, 2006).

EXHIBIT INDEX (CONTINUED)

Exhibit Number	Description
10.11+	Form Tier 1 Change of Control Agreement.

10.12+	Form Tier 2 Change of Control Agreement.

10.13+	Form Tier 1 Transition Bonus Agreement.

10.14+	Form Tier 2 Transition Bonus Agreement.

10.15+	Form Tier 3 Transition Bonus Agreement.

11.1	Computation of Per Share Earnings.

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Bernstein & Pinchuk, LLP.

23.2	Consent of Grant Thornton, LLP.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management or compensatory plan or arrangement