Form 10-Q
period 2006-12-31
INTEGRAL SYSTEMS INC /MD/
filed 2007-02-09
CIK 718130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006 or

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

The Registrant had 11,068,221 shares of its $.01 par value common stock outstanding as of January 26, 2007.

INTEGRAL SYSTEMS, INC.

Item 1. Financial Statements

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2006 and September 30, 2006

	December 31, 2006	September 30, 2006

	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,069,837	$24,658,698
Marketable securities, net	39,088,688	38,155,781
Accounts receivable, net of allowance for doubtful accounts	12,668,928	12,513,929
Unbilled receivables	17,908,602	16,939,616
Employee and other receivables	697,941	299,497
Inventories	4,364,517	3,849,475
Prepaid expenses	651,039	984,906
Notes receivable	194,512	230,864
Income tax receivable	—	308,930
Deferred income taxes	923,545	923,545

TOTAL CURRENT ASSETS	102,567,609	98,865,241

PROPERTY AND EQUIPMENT, NET	15,400,607	14,989,514

OTHER ASSETS
Notes receivable, net of current portion	80,625	107,500
Deferred income taxes, net of current portion	227,711	227,711
Goodwill	51,303,651	51,303,651
Intangible assets, net	161,212	220,868
Software development costs, net of accumulated amortization	815,643	1,021,693
Deposits and deferred charges	117,768	114,760

TOTAL OTHER ASSETS	52,706,610	52,996,183

TOTAL ASSETS	$170,674,826	$166,850,938

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2006 and September 30, 2006

	December 31, 2006	September 30, 2006
	(unaudited)
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$9,642,341	$6,996,997
Accrued expenses	6,871,558	8,952,646
Billings in excess of revenue	8,743,176	8,199,148
Income taxes payable	588,556	—

TOTAL CURRENT LIABILITIES	25,845,631	24,148,791

STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value, 40,000,000 shares authorized, and 11,058,606 and 11,037,406 shares issued and outstanding at December 31, 2006 and September 30, 2006, respectively	110,586	110,374
Additional paid-in capital	106,694,741	105,890,333
Retained earnings	37,699,373	36,537,576
Accumulated other comprehensive income	324,495	163,864

TOTAL STOCKHOLDERS’ EQUITY	144,829,195	142,702,147

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$170,674,826	$166,850,938

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2006	2005
Revenue	$27,421,959	$29,257,590

Cost of Revenue
Direct labor	5,916,159	5,590,352
Overhead costs	5,088,207	4,742,618
Travel and other direct costs	489,114	538,583
Direct equipment & subcontracts	6,578,247	8,981,195

Total Cost of Revenue	18,071,727	19,852,748

Gross Margin	9,350,232	9,404,842

Selling, general & administrative	5,539,262	3,399,831
Research & development	464,487	743,301
Product amortization	206,050	400,000
Intangible asset amortization	59,656	216,238

Income From Operations	3,080,777	4,645,472

Other Income (Expense)
Interest income	545,193	378,049
Interest expense	(2,250)	(1,175)
Miscellaneous, net	(486,156)	(167,701)

Total Other Income (Expense)	56,787	209,173

Income Before Provision for Income Taxes	3,137,564	4,854,645

Provision for Income Taxes	1,078,562	1,784,191

Net Income	$2,059,002	$3,070,454

Weighted Avg. Number of Common Shares:
Basic	11,059,039	10,670,647
Diluted	11,125,989	10,936,265

Earnings per Share (Basic)	$0.19	$0.29
Earnings per Share (Diluted)	$0.19	$0.28

Cash Dividends per Share	$0.07	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

(Unaudited)

	Number of Shares	Common Stock At Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance September 30, 2006	11,037,406	$110,374	$105,890,333	$36,537,576	$163,864	$142,702,147

Net income	—	—	—	2,059,002	—	2,059,002
Effect of currency translation	—	—	—	—	160,631	160,631

Total Comprehensive Income	—	—	—	2,059,002	160,631	2,219,633

Repurchased shares	(7,700)	(77)	(68,884)	(117,611)		(186,572)
Stock options exercised	28,900	289	562,782	—	—	563,071
Declared dividends	—	—	—	(779,594)	—	(779,594)
Stock option compensation cost	—	—	201,908	—	—	201,908
Tax benefit of stock options exercised	—	—	108,602	—	—	108,602

Balance December 31, 2006	11,058,606	$110,586	$106,694,741	$37,699,373	$324,495	$144,829,195

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended December 31, 2006 and 2005

(Unaudited)

	For the Three Months Ended December 31,
	2006	2005
Cash flows from operating activities:

Net income	$2,059,002	$3,070,454

Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition
Depreciation and amortization	735,821	1,151,097
Stock option compensation costs	201,908	2,476
Tax benefits of stock option exercises	(108,602)	—
Loss on disposal of fixed assets	11,152	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,522,429)	1,478,953
Prepaid expenses and deposits	330,859	(187,843)
Inventories	(515,042)	(891,191)
Accounts payable	1,810,535	474,010
Accrued expenses	(2,081,088)	(264,622)
Billings in excess of revenue	544,028	150,810
Income taxes payable, net	1,006,088	1,307,913

Total adjustments	413,230	3,221,603

Net cash provided by operating activities, net of effects of acquisition	2,472,232	6,292,057

Cash flows from investing activities:
Purchase of marketable securities	(932,907)	—
Proceeds from payments on notes receivable	63,227	74,525
Acquisition of fixed assets	(838,795)	(621,985)
Proceeds from sale of fixed assets	1,650	—
Acquisition of Lumistar, net of cash received	—	(4,885,445)

Net cash used in investing activities	(1,706,825)	(5,432,905)

Cash flows from financing activities:
Proceeds from issuance of common stock	563,071	132,426
Tax benefits of stock option exercises	108,602	—
Stock repurchases	(186,572)	(353,745)
Dividend payments	—	(535,055)
Capital lease obligation payments	—	(9,254)

Net cash provided by (used in) financing activities	485,101	(765,628)

Net increase (decrease) in cash and cash equivalents	1,250,508	93,524
Effect of currency translations	160,631	(61,509)
Cash and cash equivalents – beginning of year	24,658,698	24,775,460

Cash and cash equivalents – end of period	$26,069,837	$24,807,475

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, the financial statements reflect all adjustments consisting only of normal recurring accruals necessary for a fair presentation of results for such periods. The financial statements, which are condensed and do not include all disclosures included in the annual financial statements, should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 2006. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.	Accounts Receivable

Accounts receivable consist of the following:

	December 31, 2006	September 30, 2006
Billed	$12,853,928	$12,698,929
Allowance	(185,000)	(185,000)
Unbilled	17,908,602	16,939,616
Other	697,941	299,497

Total	$31,275,471	$29,753,042

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

The reserve for doubtful accounts is determined based upon management’s best estimate of potentially uncollectible accounts receivable.

3.	Inventories

Inventories are priced at the lower of cost or market using the first in, first-out (FIFO) method of accounting. Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined. Inventories at December 31, 2006 and September 30, 2006 consist of the following:

	December 31, 2006	September 30, 2006
Finished Goods	$2,653,176	$2,551,275
Work in process	—	—
Raw Materials	1,711,341	1,298,200

Total	$4,364,517	$3,849,475

INTEGRAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

4.	Line of Credit

The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company’s billed and unbilled accounts receivable, inventory, equipment, and insurance proceeds and has certain financial covenants, including minimum net worth and liquidity ratios. The line of credit expires on February 28, 2007. The Company is in the process of renewing the agreement. The Company did not use and had no balance outstanding at December 31, 2006 and September 30, 2006.

5.	Notes Payable

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

The entire principal balance and any accrued and unpaid interest on the Note was due and payable on February 10, 2007. Borrower was permitted to prepay the Note in whole or in part at any time without penalty. The balance outstanding under the Note and the Loan Agreement of $5,658,982 was prepaid by the Company in full in September 2006. The interest rate at the time of prepayment was 8.25%.

6.	Stock Option Plan and Stock-Based Compensation

Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R requires compensation costs related to share-based payments, including stock options, to be recognized in the Consolidated Statement of Operations based on their fair values. The expense is recognized over the requisite service period of the award. The Company previously recognized expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”). Accordingly, compensation expense was recognized for the excess, if any, of the stock price on the grant date over the option exercise price. The Company adopted the modified prospective application in implementing SFAS 123R. Under this transition method compensation costs recognized include the cost for all share based awards granted prior to October 1, 2005 which had not yet vested as of that date. The expense is based on the grant-date fair value of these awards as calculated for pro forma disclosures under FASB Statement No. 123 and uses the Black-Scholes valuation model. The expense for share-based awards granted on or after October 1, 2005 represent the grant-date fair value of the options calculated in accordance with the provisions of SFAS 123R and use the Black-Scholes valuation model. In using the modified prospective application, prior interim period financial statements were not adjusted to show the effect of compensation costs and the related tax effects as though they had been accounted for using FASB Statement No. 123.

INTEGRAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

6.	Stock Option Plan and Stock-Based Compensation (continued)

As a result of adopting SFAS 123R the Company included approximately $202,000 and $2,500 of share-based compensation expense as general and administrative expenses in the Consolidated Statements of Operations for the three month periods ended December 31, 2006 and 2005.

Cash received from the exercise of options under all Company Stock Option Plans for the three months ending December 31, 2006 and 2005 was $563,071 and $132,494, respectively. The Company currently plans to satisfy future stock option exercises under these plans with registered shares available to be issued. The aggregate intrinsic value of stock options exercised during the three month periods ending December 31, 2006 and 2005 was $291,450 and $21,126, respectively.

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

INTEGRAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

6.	Stock Option Plan and Stock-Based Compensation (continued)

The following table summarizes the Company’s activity for all of its stock option awards during the three months ended December 31, 2006:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Life	Aggregate Intrinsic Value ($ in millions)

Options outstanding September 30, 2006	753,378	$21.64	2.89	$7.25
Granted	15,000	$23.95
Exercised	(28,900)	$19.48
Cancelled	—	$—

Options outstanding December 31, 2006	739,478	$21.77	2.70	$1.84

Exercisable at December 31, 2006	543,284	$19.82	1.92	$1.82

The following table summarizes non-vested stock options as of December 31, 2006, as well as activity for the three months then ended:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at September 30, 2006	181,194	$8.61
Granted	15,000	$6.48
Vested	—	$—
Cancelled	—	$—

Non-vested at December 31, 2006	196,194	$8.39

The following table summarizes additional information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 15.00 –19.99	298,988	2.64 Years	$18.57	295,194	$18.58
$20.00 – 28.00	440,490	2.75 Years	$23.94	248,090	$21.29

	739,478	2.70 Years	$21.77	543,284	$19.82

INTEGRAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

6.	Stock Option Plan and Stock-Based Compensation (continued)

The weighted-average grant date fair value of options which were granted during the three months ended December 31, 2006 was $6.48. There were no stock options granted during the three months ended December 31, 2005. The fair value of the options granted was estimated on the date of the grant using the Black-Scholes options pricing model. The following table shows the assumptions used for the grants that occurred in the three month period ended December 31, 2006.

2006
Expected volatility	35.18%
Risk free interest rate	4.53%
Dividend yield	1.11%
Expected lives	3.00 years

As of December 31, 2006 there was $1,108,441 of unrecognized compensation expense related to remaining non-vested stock options that will be recognized over a weighted average period of 2.4 years. No options vested during the three month periods ending December 31, 2006 and 2005.

7.	Recent Accounting Pronouncements

FIN 48—”Accounting for Uncertainty in Income Taxes.” In July 2006, FASB Interpretation No. 48—”Accounting for Uncertainty in Income Taxes,” or FIN 48, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109—”Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. We expect to implement FIN 48 beginning on October 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

SFAS 157—”Fair Value Measurements.” In October 2006, FASB issued Statement of Financial Accounting Standards No. 157—”Fair Value Measurements,” or SFAS 157. This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities. This standard also requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. We expect to adopt this standard beginning in October 2008. Currently, we are evaluating the impact that this new standard will have on our financial position and results of operations.

INTEGRAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

8.	Business Segment Information

The Company is organized into four reportable segments as follows:

•	Ground Systems - Government

•	Ground Systems - Commercial

•	Space Communications Systems

•	Corporate

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

The Space Communications Systems segment includes the Company’s wholly-owned subsidiary, RT Logic, which designs and builds satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories and range operations. The segment also includes the Company’s wholly- owned and indirect subsidiary, Lumistar (acquired October 3, 2005). Lumistar provides system level and board level telemetry products.

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

INTEGRAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

8.	Business Segment Information (continued)

Summarized financial information by business segment is as follows:

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
Revenue
Ground Systems–Government	$14,353,624	$13,861,068
Ground Systems–Commercial	5,570,589	4,690,425
Ground Systems–Commercial intersegment	65,355	89,384
Space Communication Systems	7,054,485	9,907,507
Space Communication Systems intersegment	2,100,687	1,210,208
Corporate	443,261	798,590
Corporate intersegment	877,787	1,296,225
Elimination of intersegment sales	(3,043,829)	(2,595,817)

Total Revenue	$27,421,959	$29,257,590

Operating Income
Ground Systems–Government	$1,187,068	$1,309,453
Ground Systems–Commercial	1,059,184	558,147
Space Communication Systems	2,050,811	2,720,408
Space Communication Systems intersegment	2,506	—
Corporate	(1,216,286)	57,464
Corporate intersegment	(5,064)	(1,960)
Elimination of intersegment Operating Income	2,558	1,960

Total Operating Income	$3,080,777	$4,645,472

Interest Income	545,193	378,049
Interest Expense	(2,250)	(1,175)
Other Expense	(481,122)	(210,831)
Intersegment Eliminations	(5,034)	43,130

Total Income Before Income Taxes	$3,137,564	$4,854,645

Asset information for the Company’s segments at December 31, 2006 and September 30, 2006 is shown in the following table:

	December 31, 2006	September 30, 2006
Total Assets
Ground Systems–Government	$18,654,863	$15,392,530
Ground Systems–Commercial	11,729,785	10,594,928
Space Communication Systems	82,187,967	82,416,028
Corporate	90,008,922	90,044,882
Elimination of intersegment accounts receivable	(31,906,711)	(31,597,430)

Total Assets	$170,674,826	$166,850,938

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company builds satellite ground systems and equipment for command and control, integration and test, data processing, and simulation. Since its inception in 1982, the Company has provided ground systems for over 205 different satellite missions for communications, science, meteorology, and earth resource applications. The Company has an established domestic and international customer base that includes government and commercial satellite operators, spacecraft and payload manufacturers, and aerospace systems integrators.

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

The Company is organized into four reportable segments as follows:

Ground Systems – Government

This segment provides ground systems products and services to the U.S. Government. It is currently the Company’s largest segment in terms of revenue and consists of the Company’s core command and control business for government applications. Its primary customers are the U.S. Air Force, NASA and the National Oceanic Atmospheric Administration (“NOAA”).

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

•

Integral Systems Europe (“ISI Europe”), the Company’s wholly-owned subsidiary formed in March 2001, with headquarters in Toulouse, France, serves as the focal point for the support of all of the Company’s European business. ISI Europe also pursues ground systems business in Europe and Africa for command and control, signal monitoring, and network management using products from the company and all of the Company’s subsidiaries.

Space Communications Systems

This segment includes the Company’s wholly-owned subsidiary, Real Time Logic, Inc. (“RT Logic”), which designs and builds satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories and range operations. The segment also includes the Company’s recently acquired (October 3, 2005) wholly- owned subsidiary, Lumistar, Inc. (“Lumistar”), which acquired substantially all of the assets of Lumistar LLC. Lumistar provides system level and board level telemetry products.

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

Recent Accounting Pronouncements

FIN 48—”Accounting for Uncertainty in Income Taxes.” In July 2006, FASB Interpretation No. 48—”Accounting for Uncertainty in Income Taxes,” or FIN 48, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109—”Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. We expect to implement FIN 48 beginning on October 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

SFAS 157—”Fair Value Measurements.” In October 2006, FASB issued Statement of Financial Accounting Standards No. 157—”Fair Value Measurements,” or SFAS 157. This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities. This standard also requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. We expect to adopt this standard beginning in October 2008. Currently, we are evaluating the impact that this new standard will have on our financial position and results of operations.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

Results of Operations

The components of the Company’s income statement as a percentage of revenue are depicted in the following table for the three months ended December 31, 2006 and 2005:

	Three Months Ended December 31,
	2006	% of Revenue	2005	% of Revenue

	(in thousands)		(in thousands)
Revenue	$27,422	100.0	$29,258	100.0
Cost of Revenue	18,071	65.9	19,853	67.9

Gross Margin	9,351	34.1	9,405	32.1

Operating Expenses
Selling, General & Admin. (SG&A)	5,539	20.2	3,400	11.6
Research and Development	465	1.7	744	2.5
Product Amortization	206	0.8	400	1.4
Amortization-Intangible Assets	60	0.2	216	0.7

Income from Operations	3,081	11.2	4,645	15.9
Other Income (Expense) (net)	57	0.2	209	0.7

Income Before Income Taxes	3,138	11.4	4,854	16.6

Income Taxes	1,079	3.9	1,784	6.1

Net Income	$2,059	7.5	$3,070	10.5

Revenue

The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts that are funded by the U.S. Government as well as commercial and international organizations.

For the three months ended December 31, 2006 and 2005, the Company’s revenues were generated from the following sources:

	Three Months Ended December 31,
Revenue Type	2006	2005
U.S. Government Revenue (all segments)
U.S. Air Force	59%	58%
NASA	6	4
NOAA	4	4
Other U.S. Government Users	8	9

Subtotal	77	75

Commercial Revenue (all segments)	23	25

Total	100%	100%

On a consolidated basis, revenue decreased 6.3%, or $1.8 million, to $27.4 million for the three months ended December 31, 2006, from $29.2 million for the three months ended December 31, 2005. Revenue for the three-month periods ended December 31, 2006 and 2005 for each of the Company’s segments is shown in the following table:

	Three Months Ended December 31,		Increase/ (Decrease)
	2006	2005
Segment	(in thousands)	(in thousands)	(in thousands)
Revenue

Ground Systems – Government	$14,354	$13,861	$493

Ground Systems – Commercial
Command & Control	3,457	2,873	584
Newpoint	928	924	4
SAT	1,492	1,096	396
Intra-Segment Elimination	(241)	(113)	(128)

Ground Systems – Commercial	5,636	4,780	856

Space Communications Systems	9,155	11,118	(1,963)

Corporate
Product Group	1,101	1,272	(171)
Antenna	13	477	(464)
Other	207	346	(139)

Corporate	1,321	2,095	(774)

Elimination	(3,044)	(2,596)	(448)

Total Revenue	$27,422	$29,258	($1,836)

Revenue increases in the Company’s Ground Systems - Government segment between the three months ended December 31, 2006 and 2005 primarily relate to increased sales volume of approximately $750,000 from the U.S. Air Force and National Agencies which were partially offset by approximately $250,000 in revenue decreases from NOAA contracts.

Revenue increases of approximately $580,000 for the Company’s Command & Control unit of its Ground Systems – Commercial segment resulted primarily from increased sales volume at ISI Europe during the three months ended December 31, 2006 compared to revenue recorded during the three months ended December 31, 2005.

SAT’s revenue increase of approximately $400,000 relates to increased backlog and product shipments to customers during the three months ended December 31, 2006 compared to the three months ended December 31, 2005. Newpoint’s revenue remained basically flat for the three months ended December 31, 2006 compared to the three months ended December 31, 2005.

Revenue decreases for the Company’s Space Communications Systems segment resulted from decreased bookings in the third and fourth quarters of fiscal year 2006 and decreased product shipments to customers during the three months ended December 31, 2006 compared to the three months ended December 31, 2005. The Company anticipates revenue increases during the second half of the year in this segment.

In the Company’s Corporate segment, revenues for the Product Group decreased approximately $170,000 for the three months ended December 31, 2006 compared to the three months ended December 31, 2005 principally due to decreased license revenue partially offset by increased support revenue.

Antenna Division revenues declined approximately $460,000 between the periods being compared because the Company has not been pursuing new business for this operation since the summer of 2004. The principal operating assets of the division were sold in November 2004 to LJT & Associates, Inc. Revenues for the Antenna Division are expected to continue to decline as the Division’s residual contracts are completed.

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

During the three months ended December 31, 2006, cost of revenue decreased by 9.0%, or $1.8 million compared to the same period during the prior year, decreasing from $19.9 million during the three months ended December 31, 2005 to $18.1 million during the three months ended December 31, 2006. Gross margin remained flat at $9.4 million despite a decrease in revenue of $1.8 million during the periods being compared. As a result, gross margin as a percentage of sales increased 2.0%, from 32.1% for the three months ended December 31, 2005 to 34.1% for the three months ended December 31, 2006.

Cost of revenue and gross margin for the three months ended December 31, 2006 and 2005 for each of the Company’s segments are shown in the following table:

	Three Months Ended December 31,		Increase/ (Decrease)
	2006	2005
Segment	(in thousands)	(in thousands)	(in thousands)
Cost of Revenue
Ground Systems – Government	$11,359	$11,131	$228

Ground Systems – Commercial
Command & Control	2,321	2,300	21
Newpoint	452	437	15
SAT	942	604	338
Intra-Segment Elimination	(243)	(46)	(197)

Ground Systems – Commercial	3,472	3,295	177

Space Communications Systems	5,261	6,583	(1,322)

Corporate
Product Group	804	743	61
Antenna	9	347	(338)
Other	197	342	(145)

Corporate	1,010	1,432	(422)

Elimination	(3,031)	(2,588)	(443)

Total Cost of Revenue	$18,071	$19,853	$(1,782)

Gross Margin
Ground Systems – Government	$2,995	$2,730	$265

Ground Systems – Commercial
Command & Control	1,136	573	563
Newpoint	476	487	(11)
SAT	550	492	58
Intra-Segment Elimination	2	(67)	69

Ground Systems – Commercial	2,164	1,485	679

Space Communications Systems	3,894	4,535	(641)

Corporate
Product Group	297	529	(232)
Antenna	4	130	(126)
Other	10	4	6

Corporate	311	663	(352)

Elimination	(13)	(8)	(5)

Total Gross Margin	$9,351	$9,405	$(54)

The increased gross margin in the Company’s Ground Systems – Government segment of approximately $270,000 relates to $500,000 of increased revenue recorded during the periods being compared. As a result, gross margin as a percentage of revenue for the Ground Systems - Government segment increased from 19.7% for the three months ended December 31, 2005 to 20.9% for the three months ended December 31, 2006.

The higher gross margin of approximately $560,000 for the Command & Control unit of the Company’s Ground Systems - Commercial segment is primarily attributable to increased revenue of $580,000 and decreased direct equipment costs incurred during the periods being compared. SAT’s gross margin increased approximately $60,000 on increased sales of $400,000. As a percentage of sales, SAT’s gross margin decreased from 44.9% for the three months ended December 31, 2005 to 36.9% for the three months ended December 31, 2006 due to a higher dollar and percentage content of equipment and subcontract costs in its current quarter cost mix compared to the first quarter of last fiscal year. As indicated above, gross margins for equipment and subcontract pass-throughs are generally lower than gross margins on licenses and engineering services. At Newpoint, gross margin remained relatively flat between the periods being compared.

The Space Communications Systems segment experienced a decrease in gross margin of approximately $640,000 on decreased revenue of $2.0 million. However, as a percentage of sales, the segment’s gross margin increased from 40.8% for the three months ended December 31, 2005 to 42.5% for the three months ended December 31, 2006 due to a lower dollar and percentage content of equipment and subcontract costs in its cost mix compared to the first quarter of last fiscal year.

In the Corporate segment, the Product Group experienced a lower gross margin on a period-to-period basis because of decreased license revenue. The Antenna Division was essentially breakeven on revenue of approximately $10,000.

Operating Expenses

Operating expenses for the three months ended December 31, 2006 and 2005 for each of the Company’s segments are shown in the following table:

	Three Months Ended December 31,		Increase/ (Decrease)
	2006	2005
Segment	(in thousands)	(in thousands)	(in thousands)
Operating Expenses

Ground Systems – Government	$1,808	$1,421	$387

Ground Systems – Commercial
Command & Control	469	324	145
Newpoint	314	324	(10)
SAT	323	301	22
Intra-Segment Elimination	(1)	(22)	21

Ground Systems – Commercial	1,105	927	178

Space Communications Systems	1,841	1,815	26

Corporate
Product Group	514	663	(149)
Antenna	31	18	13
Other	987	(74)	1,061

Corporate	1,532	607	925

Elimination	(16)	(10)	(6)

Total Operating Expenses	$6,270	$4,760	$1,510

Operating expenses in the Company’s Ground Systems - Government segment increased by approximately $390,000 for the three months ended December 31, 2006 compared to the three months ended December 31, 2005 due in part to increased bid and proposal expenses related to a significant new business opportunity with the U.S. Air Force. Operating expenses in this segment also increased due to added expenses associated with the Company’s previously announced objective of exploring strategic alternatives to maximize shareholder value.

Operating expenses in the Company’s Ground Systems - Commercial segment increased by approximately $180,000 for the three months ended December 31, 2006 compared to the three months ended December 31, 2005 principally due to an increased allocation of corporate expenses in the segment’s Command & Control Division. SAT’s operating expenses increased slightly due to higher R&D (research and development) spending while Newpoint’s operating expenses decreased slightly due to the elimination of intangible asset amortization during the periods being compared.

Operating expenses in the Space Communications Systems segment increased approximately $30,000 during the current period compared to the first quarter of the last fiscal year. Increased selling expenses, including bid and proposal expenses, coupled with increased General & Administrative expenses accounted for an increase of approximately $450,000 which was offset by lower R&D spending of approximately $300,000 and the elimination of $120,000 in intangible asset amortization.

Operating expenses in the Corporate segment increased approximately $930,000 principally due to legal costs of $800,000 associated with the previously disclosed informal SEC and NASDAQ inquiry, as discussed in Part II. Item 1. Legal Proceedings. Additionally, stock-based compensation cost of approximately $200,000 was recorded during the three months ended December 31, 2006 compared to no stock-based compensation expense during the three months ended December 31, 2005. These increases were partially offset by $150,000 in decreased operating expenses in the Product Division principally due to decreased product amortization costs partially offset by an increased allocation of corporate expenses.

Income from Operations

Income from operations for the three months ended December 31, 2006 and 2005 for each of the Company’s segments is shown in the following table:

	Three Months Ended December 31,		Increase/ (Decrease)
	2006	2005
Segment	(in thousands)	(in thousands)	(in thousands)
Income from Operations

Ground Systems – Government	$1,187	$1,309	$(122)

Ground Systems – Commercial
Command & Control	667	249	418
Newpoint	162	163	(1)
SAT	227	191	36
Intra-Segment Elimination	3	(45)	48

Ground Systems – Commercial	1,059	558	501

Space Communications Systems	2,053	2,720	(667)

Corporate
Product Group	(217)	(134)	(83)
Antenna	(27)	112	(139)
Other	(977)	78	(1,055)

Corporate	(1221)	56	(1,277)

Elimination	3	2	1

Total Income from Operations	$3,081	$4,645	$(1,564)

Income from operations during the periods compared decreased by approximately $120,000 in the Company’s Ground Systems - Government segment as a result of increased gross margins which were more than offset by increased operating expenses.

Income from operations during the periods compared increased by approximately $500,000 in the Company’s Ground Systems - Commercial segment as a result of improved results in the Command & Control unit and SAT as discussed above. Newpoint’s operating income remained flat between the periods being compared.

The Space Communications Systems segment recorded decreased income from operations of approximately $670,000 principally due to gross margin decreases resulting from decreased product sales. Margins on equipment costs for the Space Communications Systems segment are generally greater than the equipment margins in the other segments because that segment’s business is composed of internally developed hardware, firmware and software products. The decrease in margins coupled with slightly increased operating expenses caused the decrease in income from operations.

The Corporate segment had an operating loss of approximately $1.2 million for the three months ended December 31, 2006 compared to operating income of approximately $60,000 for the three months ended December 31, 2006. The increased loss is primarily a result of approximately $800,000 in legal costs associated with the previously disclosed informal SEC and NASDAQ inquiry and approximately $200,000 in stock-based compensation costs.

In addition, the Product Division had an operating loss of approximately $220,000 for the three months ended December 31, 2006 compared to an operating loss of approximately $130,000 for the three months ended December 31, 2005. The loss increase is primarily due to decreased license revenue partially offset with lower amortization expense. Although the Product Group recorded losses for the quarter, a large portion of the revenue generated in the Company’s ground systems business (both Government and Commercial) is a result of its EPOCH IPS product line, which the Company believes favorably distinguishes it from its competitors.

The Antenna Division recorded a loss of approximately $30,000 representing the division’s allocation of corporate operating expenses

Other Income (Expense)

Other income decreased approximately $150,000 between the quarters being compared, primarily due to an increase in interest income of $170,000 resulting from increased marketable securities which was more than offset by the higher unallowable expenses, including approximately $60,000 related to the efforts to explore strategic alternatives to maximize shareholder value.

Income Before Income Taxes/Net Income

Income before income taxes decreased approximately 35.4% during the three months ended December, 2006 compared to the amounts posted during the first quarter of fiscal year 2006, primarily as a result of decreased revenue coupled with increased operating and other expenses.

The Company’s effective tax rate decreased from 36.8% for the three months ended December 31, 2005 to 34.4% for the three months ended December 31, 2006 principally due to a higher percentage of tax exempt income compared to total income before income taxes in the current period.

As a result of the above, net income decreased to approximately $2.1 million during the three months ended December 31, 2006 from $3.1 million during the three months ended December 31, 2005.

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

As disclosed in its Form 10-K for the fiscal year ended September 30, 2006, the Company was anticipating that results for revenue, operating income, net income and fully diluted earnings per common share in fiscal year 2007 would exceed results for fiscal year 2006 by approximately 13%, 6%, 10% and 9%, respectively, exclusive of expenses related to the informal inquiry underway by the SEC and NASDAQ, and related supervision and investigation by the Special Committee of the Board of Directors as discussed in “Item 1. Legal Proceedings.”

The company continues to anticipate that revenue for the year will be $131 million, up approximately 13% over revenue posted in fiscal year 2006, which is consistent with its previously issued guidance. However, due to increased selling, general and administrative costs related to intensified bid and proposal efforts coupled with on-going strategic alternatives efforts, along with fewer than expected shipments in our Space Communications Segment, the Company has revised EPS guidance for fiscal year 2007 in its entirety. The Company expects net income to be $1.07 per share, exclusive of legal fees associated with the SEC informal inquiry, a decrease of 4% from fiscal year 2006.

Although the Company cannot provide any assurances as to the fiscal year 2007 forecasted results described above, the Company currently believes these results are achievable because the Company’s existing backlog in its Ground Systems - Government segment indicates growth in revenue and operating income.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company’s inception in 1982, it has been profitable on an annual basis and has generally financed its working capital needs through internally generated funds, supplemented by borrowings under the Company’s general line of credit facility with a commercial bank and the proceeds from the Company’s initial public offering in 1988. In June 1999, the Company supplemented its working capital position by raising approximately $19.7 million (net) through the private placement of approximately 1.2 million shares of its common stock. In February 2000, the Company raised an additional $40.9 million (net) for use in connection with potential acquisitions and other general corporate purposes through the private placement of 1.4 million additional shares of its common stock. With respect to the capital raised in the private placements, at December 31, 2006, $20.0 million was invested in a Bank of America Preferred Funding Corporation “Dividends Received Eligible Auction Market” (“DREAMS”) preferred stock, $12.9 million was invested in Banc of America Securities, LLC, Auction Rate Securities, and $5.1 million was invested in variable rate State of Maryland debt securities.

For the three months ended December 31, 2006, operating activities provided the Company approximately $2.5 million of cash. The Company used approximately $1.7 million in investing activities and financing activities provided approximately $490,000. Included in the Company’s investing activity is approximately $840,000 for the purchase of fixed assets (principally new computers and equipment). Included in the financing activities is approximately $560,000 in proceeds from the issuance of common stock which was partially offset by approximately $190,000 the Company used to repurchase shares of its common stock during the period.

The Company has a line of credit agreement with a local bank for $10.0 million for general corporate purposes. Borrowings under the line are due on demand with interest at the London Inter-Bank Offering Rate (LIBOR), plus a spread of 1.5 to 2.4% based on the ratio of funded debt to earnings before interest, taxes and depreciation (EBITDA). The line of credit is secured by the Company’s billed and unbilled accounts receivable, inventory, equipment, and insurance proceeds and has certain financial covenants, including minimum net worth and liquidity ratios. The line of credit expires on February 28, 2007. The Company is in the process of renewing the agreement. The Company did not use and had no balance outstanding at December 31, 2006 and September 30, 2006.

The Company’s Board of Directors declared a cash dividend of $.07 per share to all stockholders of record as of close of business on December 18, 2006. The dividend was paid on January 3, 2007 in the amount of $779,594. In addition, on February 7, 2007 the Company’s Board of Directors has declared a quarterly cash dividend of $.07 per share to all stockholders of record as of close of business on March 8, 2007. The dividend will be paid on or about March 28, 2007. The Company’s general line of credit facility prohibits the declaration or payment of dividends by the Company until all of its obligations under the facility are paid in full or performed. As of December 31, 2006 all of the Company’s obligations under the facility have been met.

The Company currently anticipates that its current cash balances, amounts available under its lines of credit and net cash provided by operating activities will be sufficient to meet its working capital and other capital expenditure requirements for at least the next twelve months.

The Company believes that inflation did not have a material impact on the Company’s revenues or income from operations during the three months ended December 31, 2006 or in past fiscal years.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no “off-balance sheet arrangements” as such term is defined in Item 303(a)(4)(ii) of Regulation S-K.

FORWARD LOOKING STATEMENTS

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, including those under the headings “Outlook” and “Liquidity and Capital Resources,” and in other parts of this 10-Q, are forward looking. In addition, from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “believe”, “expect”, “anticipate”, “estimate”, “continue”, or other similar words, including statements as to the intent, belief, or current expectations of the Company and its directors, officers, and management with respect to the Company’s future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. While the Company believes that these statements are and will be accurate, a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s statements. The Company’s business is dependent upon general economic conditions and upon various conditions specific to its industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may affect the Company’s business, other than those described elsewhere herein, include the risk factors described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. When considering the forward-looking statements in this Form 10-Q, the reader should keep in mind the risk factors and other cautionary statements set forth herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

While the Company currently does not have significant European operations, its customer base is expanding outside the U.S. and therefore certain contracts now and in the future will likely be denominated in currencies other than the U.S. dollar. As a result, the Company’s financial results could be affected by factors such as foreign currency exchange rates for contracts denominated in currencies other than the U.S. dollar. To mitigate the effect of changes in foreign currency exchange rates, the Company may hedge this risk by entering into forward foreign currency contracts. As of December 31, 2006, virtually all of the Company’s contracts were denominated in U.S. dollars, and the Company did not have any outstanding hedge agreements. As the Company enters into new foreign currency based contracts in the future, the Company may employ similar hedging contracts.

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

As previously disclosed, the SEC and NASDAQ have initiated informal inquiries about the circumstances related to Bonnie K. Wachtel’s refusal to stand for re-election as a director of the Company. The Board of Directors of the Company has established a Special Committee of independent directors of the Company to supervise the Company’s responses to such inquiries and to investigate matters related to the inquiries. The Special Committee consists of the following members of the Company’s Board of Directors: John M. Albertine, Alan W. Baldwin, Paul Casner, Dominic A. Laiti; William F. Leimkuhler; and R. Doss McComas. The Special Committee has retained the law firm of Foley Hoag LLP to serve as its independent counsel. The Company is cooperating fully with the SEC and NASDAQ.

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

On December 14, 2006, Integral Systems, Inc. (the “Company”) received notice that LJT & Associates Inc. (“LJT”) filed an action against the Company on December 8, 2006 in the circuit court for Howard County, Maryland, alleging breach by the Company of the asset purchase agreement dated November 1, 2004 between LJT and the Company, pursuant to which the Company sold assets of its antenna division to LJT. The complaint with respect to this action also alleges, among other things, tortious interference with contract, misappropriation of trade secrets in violation of the Maryland Uniform Trade Secrets Act, conspiracy to misappropriate trade secrets, respondeat superior, and breach of good faith and fair dealing. According to the complaint, LJT seeks injunctive relief against the Company, damages in an amount of not less than $500,000 with respect to each of certain claims against the Company, and other unspecified monetary damages, among other relief.

The Company believes that it has defenses to the claims made by LJT in this action and intends to defend the action vigorously.

The Company believes that the final outcome of the matter described above will not have a significant adverse effect on its financial position or results of operations. However, if litigation as described above proceeds, and even if the Company’s defense is successful, the litigation could require significant management time and will be costly. Should the Company not prevail in this litigation matter, its operating results, financial position and cash flows could be adversely impacted.

Additional information regarding this matter is included at note 10 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC on December 14, 2006

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, which was filed with the SEC on December 14, 2006, except as follows:

The Company currently is subject to informal inquiries by the SEC and NASDAQ, which are requiring significant legal resources and management attention and could have a material adverse effect on the Company.

As previously disclosed, the SEC and NASDAQ have initiated informal inquiries about the circumstances related to Bonnie K. Wachtel’s refusal to stand for re-election as a director of the Company, which inquiries include questions as to whether Gary A. Prince, the Company’s Executive Vice President and Managing Director of Operations, was acting as a de facto executive officer of the Company prior to his promotion to his current position with the Company in August 2006 and questions as to whether Mr. Prince was practicing as an accountant before the SEC while an employee of the Company. See “Item 1. Legal Proceedings.” The Board of Directors of the Company has established a Special Committee of independent directors of the Company to supervise the Company’s responses to such inquiries and to investigate matters related to the inquiries. The Special Committee has retained the law firm of Foley Hoag LLP to serve as its independent counsel. The Company is cooperating fully with the SEC and NASDAQ. We are unable to determine at this time either the timing of these inquiries and investigations, the impact, if any, which these inquiries and investigations could have on the Company, or the outcome of these inquiries and investigations.

The Company has recently eliminated certain measures that it previously had in place that could have impeded the takeover of the Company.

Until recently, the Company had in place various measures, any one or more of which may have impeded or made more difficult a takeover of the Company without the approval of our board of directors or discouraged acquisition bids with respect to the Company. These measures included provisions in our charter or bylaws that:

•	provided for a classified, or “staggered,” board of directors;

•	required the affirmative vote of at least two-thirds of all of the votes entitled to be cast by the stockholders generally in the election of directors to remove a director, and then only for cause;

•	provided for fixing the number of directors only by a vote of directors;

•	provided for filling vacancies on the board only by the vote of the remaining directors; and

•

established the requirements and procedures for calling special meetings of stockholders, including a provision that provided that the secretary of the Company could only call a special meeting of the stockholders upon the request of the stockholders on the written request of the stockholders entitled to cast at least a majority of the votes entitled to be cast at the meeting.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a table summarizing the Company’s purchases of its own equity securities during the three months ended December 31, 2006.

(c)	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2006	—	—	407,271	525,487
November 1 to November 30, 2006	—	—	407,271	525,487
December 1 to December 31, 2006	7,700	$24.23	414,971	517,787
Total	7,700	$24.23	414,971	517,787

(1)	On September 23, 2002, the Company announced a plan to repurchase up to 932,758 shares of its common stock. The stock repurchase program will be transacted over an indefinite period of time and purchases will be made as management and the Board of Directors deem prudent

ITEM 6.	EXHIBITS

Exhibits

3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2006).

3.2	Amended and Restated By-Laws of the Company, as amended (Incorporated by reference to the Company’s Current Report on Form 8-K filed by the Company on December 11, 2006).

11.1	Computation of Per Share Earnings.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAL SYSTEMS, INC.
(Registrant)

Date: February 9, 2007	By:	/s/ THOMAS L. GOUGH
Thomas L. Gough
President

Date: February 9, 2007	By:	/s/ ELAINE M. BROWN
Elaine M. Brown
Executive Vice President &
Chief Financial Officer