Form 10-K/A
period 2006-09-30
INTEGRAL SYSTEMS INC /MD/
filed 2007-03-16
CIK 718130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

Integral Systems, Inc. (the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A for the year ended September 30, 2006 (this “Amendment”) to (1) revise the disclosure in the section entitled “Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values” to reflect that James G. Schuetzle exercised 3,500 Non-statutory Stock Options during the Company’s fiscal year 2006, which information was inadvertently omitted, and (2) to revise an error in the number of option shares granted to each of Dominic A. Laiti, R. Doss McComas, Bonnie Wachtel and Mark D. Funston as set forth in the table of compensation received by the Company’s outside directors during the Company’s fiscal year 2006 in the section entitled “d. Compensation of Directors.” In connection with the filing of this Amendment and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including certain currently dated certifications. This Amendment continues to speak as of the date of the original filing of the Form 10-K and the Company has not updated the disclosure in this Amendment to speak to any later date.

i

PART 1II

ITEM 11.	EXECUTIVE COMPENSATION

a.	Summary Compensation Table

The following table sets forth compensation received by the Company’s CEO and four highest paid executive officers who were serving as executive officers of the Company at the end of fiscal year 2006 and who earned over $100,000 during the fiscal year ended September 30, 2006:

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus		Securities Underlying Options	All Other Compensation [1]
Chief Executive Officer (former)
Steven R. Chamberlain	2006	$488,546	$0		0	$139,980	[2]
	2005	$299,960	$60,000		0	$23,100
	2004	$288,532	$60,000		10,000	$23,332
Chief Executive Officer (current)
Peter J. Gaffney	2006	$234,794	$35,000	[3]	30,000	$25,744
	2005	$208,150	$65,000		0	$22,859
	2004	$197,808	$45,000		18,000	$21,595
President
Thomas L. Gough	2006	$242,393	$25,000	[4]	6,000	$23,783
	2005	$235,345	$50,000		0	$23,505
	2004	$223,682	$35,000		6,000	$24,264
Exec. Vice President, Managing Director of Operations
Gary A. Prince	2006	$241,707	$0	[5]	6,000	$23,849
	2005	$223,621	$55,000		0	$23,223
	2004	$213,428	$45,000		6,000	$23,016
Chief Financial Officer, Exec. Vice President
Elaine M. Brown	2006	$217,256	$30,000	[6]	6,000	$58,203
	2005	$195,180	$60,000		0	$21,432
	2004	$197,808	$45,000		6,000	$21,501
Exec. Vice Pres., Commercial Division
Stuart C. Daughtridge	2006	$206,102	$62,000		6,000	$22,722
	2005	$197,988	$55,000		0	$21,746
	2004	$185,856	$35,000		6,000	$20,087
Exec. Vice President, Government Division
James G. Schuetzle	2006	$196,333	$61,000		3,500	$21,587
	2005	$180,499	$25,000		0	$19,799
	2004	$170,518	$12,500		3,500	$18,661

(1)	All Other Compensation represents employer pension contributions and optional one-time payout of vacation leave balance in excess of 200 hours. It does not include the value of insurance premiums paid by or on behalf of the Company with respect to term life insurance for the benefit of each identified individual in the amounts of $574, $598 and $689 for fiscal years 2006, 2005 and 2004, respectively.
(2)	Includes compensation pursuant to Consulting Agreement dated May 17, 2006 between Steven R. Chamberlain and the Company.
(3)	Compensation Committee may elect to pay additional bonus amount of up to $35,000 at a future date yet to be determined.
(4)	Compensation Committee may elect to pay additional bonus amount of up to $25,000 at a future date yet to be determined.
(5)	Compensation Committee may elect to pay bonus amount of up to $60,000 at a future date yet to be determined.
(6)	Compensation Committee may elect to pay additional bonus amount of up to $30,000 at a future date yet to be determined.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants
Name	Number of Options/ SARs Granted	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise/Base Price($)	Expiration Date	Grant Date Present Value(1)
CEO (former)
Steven R. Chamberlain	0	0%	N/A	N/A	N/A

CEO (current)
Peter J. Gaffney	30,000	15.5%	$27.64	2012	$286,620

PRESIDENT
Thomas L. Gough	6,000	3.1%	$27.64	2012	$57,324

EVP, MANAGING DIRECTOR OF OPERATIONS
Gary A. Prince	6,000	3.1%	$27.64	2012	$57,324

CHIEF FINANCIAL OFFICER/EVP
Elaine M. Brown	6,000	3.1%	$27.64	2012	$57,324

EVP, COMMERCIAL DIVISION
Stuart C. Daughtridge	6,000	3.1%	$27.64	2012	$57,324

EVP, GOVERNMENT DIVISION
James G. Schuetzle	3,500	1.8%	$27.64	2012	$33,439

(1)	Grant date present value is calculated on the date of the grant using the Black-Scholes options pricing model assuming the following: dividend yield of .66%, risk-free interest rate of 4.82%, expected volatility of 34.79%, and an expected term of the option of 4.5 years. This value is then multiplied by the number of options granted.
(2)	All of the options granted to individuals in the above table in the last fiscal year vest 20% per year for five years and expire 6 years from the grant date of the option.

b.	Compensation Pursuant to Plans

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

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Seven of the executives named below exercised options during the fiscal year ended September 30, 2006. Steven R. Chamberlain exercised a total of 12,000 stock options, including 7,522 Incentive Stock Options and 4,478 Non-statutory Stock Options. Peter J. Gaffney exercised 7,000 stock options, including 4,262 Incentive Stock Options and 2,738 Non-statutory Stock Options. Elaine M. Brown exercised 26,138 stock options, including 6,000 Incentive Stock Options and 20,138 Non-statutory Stock Options. Thomas L. Gough exercised 36,537 stock options, including 14,000 Incentive Stock Options and 22,537 Non-statutory Stock Options. Gary A. Prince exercised 11,707 stock options, including 5,000 Incentive Stock Options, and 6,707 Non-statutory Stock Options. Stuart C. Daughtridge exercised 2,000 Incentive Stock Options. James G. Schuetzle exercised 3,500 Non-statutory Stock Options.

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options/SARS at FY end (#)		Value of Unexercised In-the- Money Options/SARS at FY end ($)[1]
			Exercisable	Unexercisable	Exercisable	Unexercisable
Chief Executive Officer (former) Steven R. Chamberlain	12,000	$348,460	49,000	0	$563,200	$0
Chief Executive Officer (present) Peter J. Gaffney	7,000	$186,580	43,000	30,000	$515,080	$108,600
President Thomas L. Gough	36,537	$990,922	8,463	6,000	$86,190	$21,720
Executive Vice President, Managing Director of Ops Gary A. Prince	11,707	$326,078	23,293	6,000	$270,938	$21,720
Executive Vice President, Chief Financial Officer Elaine M. Brown	26,138	$789,000	10,862	6,000	$112,561	$21,720
Executive Vice President, Commercial Division Stuart C. Daughtridge	2,000	$55,550	18,000	6,000	$210,620	$21,720
Executive Vice President, Government Division James G. Schuetzle	3,500	$102,585	19,000	3,500	$192,180	$12,670

(1)	Value for “In the Money” options represents the difference between the exercise prices of outstanding options and the fair market value of the Company’s common stock of $31.26 per share at September 30, 2006.

d.	Compensation of Directors

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

The following table sets forth compensation received by the Company’s outside directors during fiscal year 2006:

Name	Annual Compensation	Option Shares Granted
Dominic A. Laiti	$22,625	25,000
R. Doss McComas	$74,292	25,000
Bonnie Wachtel	$10,228	5,000
Mark D. Funston	$10,678	20,625
William Leimkuhler	$8,233	20,000

In addition, at a meeting of the Board of Directors of the Company held on December 6, 2006, the Board elected to make a one-time payment in the amount of $15,000 to each of Messrs. Leimkuhler and Laiti for additional services rendered as Board members.

e.	Employment Contracts, Termination of Employment and Change of Control Termination

Since August 2, 2006, the Company has entered into Change of Control Agreements (each an “Executive Change of Control Agreement”) with the following executive officers: Peter Gaffney, Chief Executive Officer; Thomas Gough, President; Patrick Woods, Executive Vice President, Business Development; Stuart Daughtridge, Executive Vice President, Commercial Division; Elaine M. Brown, Executive Vice President and Chief Financial Officer; Gary A. Prince, Executive Vice President and Managing Director of Operations; and James Schuetzle, Executive Vice President, Government Division. Each of the Executive Change in Control Agreements has identical terms and provides for severance payments and certain other benefits that will be paid to an executive officer whose employment with the Company is terminated under specified conditions within two years after or in anticipation of a change of control of the Company. A form of the Executive Change in Control Agreements is attached to this Form 10-K as Exhibit 10.11. Eight other officers and key managers of the Company have also signed change of control agreements, a form of which change of control agreements is attached to this Form 10-K as Exhibit 10.12, that are generally identical to the Executive Change of Control Agreements, except that the severance and non-compete terms are half of those of those covered under the Executive Change of Control Agreements.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

3.	Index to Exhibits

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRAL SYSTEMS, INC.

DATE: March 16, 2007	BY:	/s/ PETER J. GAFFNEY
Peter J. Gaffney
Chief Executive Officer, Director

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.