Form 10-Q
period 2007-03-31
INTEGRAL SYSTEMS INC /MD/
filed 2007-05-10
CIK 718130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007 or

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

The Registrant had 11,109,514 shares of its $.01 par value common stock outstanding as of April 27, 2007.

INTEGRAL SYSTEMS, INC.

Item 1. Financial Statements

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2007 and September 30, 2006

ASSETS
	March 31, 2007	September 30, 2006
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$26,231,013	$24,658,698
Marketable securities, net	38,490,421	38,155,781
Accounts receivable, net of allowance for doubtful accounts	13,764,368	12,513,929
Unbilled receivables	16,086,943	16,939,616
Employee and other receivables	154,324	299,497
Inventories	4,904,231	3,849,475
Prepaid expenses	700,567	984,906
Notes receivable	159,900	230,864
Income tax receivable	1,639,098	308,930
Deferred income taxes	923,545	923,545

TOTAL CURRENT ASSETS	103,054,410	98,865,241

PROPERTY AND EQUIPMENT, NET	15,382,347	14,989,514

OTHER ASSETS
Notes receivable, net of current portion	53,750	107,500
Deferred income taxes, net of current portion	140,437	227,711
Goodwill	51,303,651	51,303,651
Intangible assets, net	101,556	220,868
Software development costs, net of accumulated amortization	609,593	1,021,693
Deposits and deferred charges	120,127	114,760

TOTAL OTHER ASSETS	52,329,114	52,996,183

TOTAL ASSETS	$170,765,871	$166,850,938

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2007 and September 30, 2006

LIABILITIES & STOCKHOLDERS’ EQUITY
	March 31, 2007	September 30, 2006
	(unaudited)
CURRENT LIABILITIES
Accounts payable	$6,872,185	$6,996,997
Accrued expenses	7,893,950	8,952,646
Billings in excess of revenue	9,013,737	8,199,148

TOTAL CURRENT LIABILITIES	23,779,872	24,148,791

STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value, 40,000,000 shares authorized, and 11,100,514 and 11,037,406 shares issued and outstanding at March 31, 2007 and September 30, 2006, respectively	111,005	110,374
Additional paid-in capital	108,152,181	105,890,333
Retained earnings	38,485,430	36,537,576
Accumulated other comprehensive income	237,383	163,864

TOTAL STOCKHOLDERS’ EQUITY	146,985,999	142,702,147

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$170,765,871	$166,850,938

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Revenue	$29,013,056	$32,152,070	$56,435,015	$61,409,660

Cost of Revenue
Direct labor	6,999,041	6,486,523	12,915,200	12,076,875
Overhead costs	5,332,324	5,197,432	10,420,531	9,940,050
Travel and other direct costs	556,381	614,906	1,045,495	1,153,489
Direct equipment & subcontracts	6,681,411	9,199,682	13,259,658	18,180,877

Total Cost of Revenue	19,569,157	21,498,543	37,640,884	41,351,291

Gross Margin	9,443,899	10,653,527	18,794,131	20,058,369

Selling, general & administrative (Includes stock based compensation costs of $178,048 and $126,716 for the three months ended March 31, 2007 and 2006, respectively, and $379,956 and $126,716 for the six months ended March 31, 2007 and 2006)	5,718,487	4,019,789	11,257,749	7,419,620
Research & development	507,957	843,032	972,444	1,586,333
Product amortization	206,050	400,000	412,100	800,000
Intangible asset amortization	59,657	162,528	119,313	378,766

Income From Operations	2,951,748	5,228,178	6,032,525	9,873,650

Other Income (Expense)
Interest income	535,943	407,389	1,081,136	785,438
Interest expense	(315)	(824)	(2,565)	(1,999)
Miscellaneous, net	(155,663)	(120,863)	(641,819)	(288,564)

Total Other Income (Expense)	379,965	285,702	436,752	494,875

Income Before Income Tax	3,331,713	5,513,880	6,469,277	10,368,525

Provision for Income Taxes	1,189,938	1,970,224	2,268,500	3,754,415

Net Income	$2,141,775	$3,543,656	$4,200,777	$6,614,110

Weighted Avg. Number of Common Shares:
Basic	11,105,575	10,874,278	11,082,524	10,772,462
Diluted	11,141,738	11,033,685	11,133,733	10,897,380

Earnings per Share (Basic)	$0.19	$0.33	$0.38	$0.61
Earnings per Share (Diluted)	$0.19	$0.32	$0.38	$0.61

Cash Dividends per Share	$0.07	$0.05	$0.14	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2007

(Unaudited)

	Number of Shares	Common Stock At Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance September 30, 2006	11,037,406	$110,374	$105,890,333	$36,537,576	$163,864	$142,702,147

Net income	—	—	—	4,200,777	—	4,200,777
Effect of currency translation	—	—	—	—	73,519	73,519

Total Comprehensive Income	—	—	—	—	—	4,274,296

Repurchased shares	(47,585)	(476)	(427,425)	(690,130)		(1,118,031)
Stock options exercised	110,693	1,107	2,200,715	—	—	2,201,822
Declared dividends	—	—	—	(1,562,793)	—	(1,562,793)
Stock option compensation cost	—	—	379,956	—	—	379,956
Tax benefit of stock options exercised	—	—	108,602	—	—	108,602

Balance March 31, 2007	11,100,514	$111,005	$108,152,181	$38,485,430	$237,383	$146,985,999

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended March 31, 2007 and 2006

(Unaudited)

	For the Six Months Ended March 31,
	2007	2006
Cash flows from operating activities:

Net income	$4,200,777	$6,614,110

Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition
Depreciation and amortization	1,495,197	2,146,113
Reserve for doubtful accounts	(40,000)	4,375
Stock option compensation costs	379,956	126,716
Tax benefits of stock option exercises	(108,602)	—
Loss on disposal of fixed assets	6,307	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(212,593)	3,696,701
Prepaid expenses and deposits	278,972	(2,693,906)
Inventories	(1,007,215)	(456,383)
Accounts payable	(108,744)	(1,455,122)
Accrued expenses	(1,058,696)	(4,071,158)
Billings in excess of revenue	814,589	2,710,368
Income taxes payable, net	(1,134,292)	172,318

Total adjustments	(695,121)	180,022

Net cash provided by operating activities, net of effects of acquisition	3,505,656	6,794,132

Cash flows from investing activities:
Purchase of marketable securities	(434,640)	(20,000,000)
Sale of marketable securities	100,000	14,596,000
Proceeds from collections on notes receivable	124,714	236,246
Acquisition of fixed assets	(1,436,105)	(838,868)
Proceeds from sale of fixed assets	9,570	—
Acquisition of Lumistar, net of cash received	—	(4,922,752)

Net cash used in investing activities	(1,636,461)	(10,929,374)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,201,822	3,134,332
Tax benefits of stock option exercises	108,602	—
Stock repurchases	(1,118,031)	(892,333)
Dividend payments	(1,562,793)	(1,081,115)
Notes Payable proceeds	—	2,745,490
Capital lease obligation payments	—	(18,706)

Net cash (used in) provided by financing activities	(370,400)	3,887,668

Net increase (decrease) in cash and cash equivalents	1,498,795	(247,574)
Effect of currency translations	73,519	(3,547)
Cash and cash equivalents – beginning of year	24,658,698	24,775,460

Cash and cash equivalents – end of period	$26,231,012	$24,524,339

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

2.	Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2007	September 30, 2006
Billed	$13,909,368	$12,698,929
Allowance	(145,000)	(185,000)
Unbilled	16,086,943	16,939,616
Other	154,324	299,497

Total	$30,005,635	$29,753,042

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

Inventories are priced at the lower of cost or market using the first in, first-out (FIFO) method of accounting. Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined. Inventories at March 31, 2007 and September 30, 2006 consist of the following:

	March 31, 2007	September 30, 2006
Finished Goods	$1,413,639	$2,551,275
Work in process	—	—
Raw Materials	3,490,592	1,298,200

Total	$4,904,231	$3,849,475

INTEGRAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

4.	Line of Credit

The Company has a line of credit agreement with a local bank for $10.0 million for working capital, the issuance of letters of credit, to finance the performance of contracts, and for general corporate purposes. Borrowings under the line are due on demand with interest at a fluctuating LIBOR (London Inter-Bank Offering Rate)-based rate. The Credit Agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain maximum funded debt to EBITDA ratio and a certain minimum fixed charge coverage ratio. The Credit Agreement also contains various covenants, including affirmative covenants that require, among other things, certain financial reporting by the Company, and negative covenants that, among other things, may limit the Company’s ability to incur additional indebtedness, incur liens, reorganize, consolidate or merge with any other corporation, make acquisitions or stock repurchases, and undertake certain additional actions. The Credit Agreement also contains certain provisions concerning events of default. Upon the occurrence of any such event of default, the Lender is permitted, among other things, to accelerate the maturity of any loans under the Credit Agreement. The Credit Agreement is secured by certain assets of the Company, including the Company’s accounts, payments due or to become due under the Company’s government contracts, deposit accounts, chattel paper, inventory, equipment, and general intangibles. The maturity date for the credit agreement is February 28, 2010. The Company did not use and had no balance outstanding at March 31, 2007 and September 30, 2006.

5.	Stock Option Plan and Stock-Based Compensation

Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R requires compensation costs related to share-based payments, including stock options, to be recognized in the Consolidated Statement of Operations based on their fair values. The expense is recognized over the requisite service period of the award. The Company previously recognized expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”). Accordingly, compensation expense was recognized for the excess, if any, of the stock price on the grant date over the option exercise price. The Company adopted the modified prospective application in implementing SFAS 123R. Under this transition method compensation costs recognized include the cost for all share-based awards granted prior to October 1, 2005 which had not yet vested as of that date. The expense is based on the grant-date fair value of these awards as calculated for pro forma disclosures under FASB Statement No. 123 and uses the Black-Scholes valuation model. The expense for share-based awards granted on or after October 1, 2005 represents the

INTEGRAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

5.	Stock Option Plan and Stock-Based Compensation (continued)

grant-date fair value of the options calculated in accordance with the provisions of SFAS 123R and use the Black-Scholes valuation model. In using the modified prospective application, prior interim period financial statements were not adjusted to show the effect of compensation costs and the related tax effects as though they had been accounted for using FASB Statement No. 123.

As a result of adopting SFAS 123R the Company included approximately $380,000 and $127,000 of share-based compensation expense as general and administrative expenses in the Consolidated Statements of Operations for the six month periods ended March 31, 2007 and 2006.

Cash received from the exercise of options under all Company Stock Option Plans for the six months ending March 31, 2007 and 2006 was $2,201,822 and $3,134,332, respectively. The Company currently plans to satisfy future stock option exercises under these plans with registered shares available to be issued. The aggregate intrinsic value of stock options exercised during the six month periods ending March 31, 2007 and 2006 was $594,528 and $1,285,805, respectively.

Effective May 1, 2002, the Company established the 2002 Stock Option Plan, which was amended and restated on May 1, 2005 and December 6, 2006, to create additional incentives for the Company’s employees, consultants and directors to promote the financial success of the Company. The Stock Option Committee of the Board of Directors has sole authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock under this plan. The maximum number of shares of common stock that may be issued pursuant to the Amended and Restated 2002 Stock Option Plan is 1,150,000. The exercise price of each option is set at the stock’s closing price on the date the option is granted by the Stock Option Committee of the Board of Directors. Options expire no later than ten years from the date of grant (five years for greater-than-10% owners) or three months after employment ceases, whichever occurs first, and vest from one to five years.

Prior to adoption of the 2002 Stock Option Plan, the Company established the 1988 Stock Option Plan which was effective May 25, 1988 and amended on January 1, 1994 and May 8, 1998. This plan was created to provide additional incentives for the Company’s employees, consultants and directors to promote the financial success of the Company. The Stock Option Committee of the Board of Directors has sole authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock under this plan. The maximum number of shares of common stock which may be issued pursuant to the 1988 Stock Option Plan is 1,800,000. The exercise price of each option was set at the stock’s closing price on the date the option was granted by the Stock Option Committee of the Board of Directors. Options expire no later than ten years from the date of grant (five years for greater-than 10% owners) or three months after employment ceases, whichever comes first, and vest from one to five years. Pursuant to the approval by stockholders at the April 17, 2002 Annual Meeting of the Shareholders, no further options have been granted after April 30, 2002 under the 1988 Stock Option Plan.

INTEGRAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

5.	Stock Option Plan and Stock-Based Compensation (continued)

The following table summarizes the Company’s activity for all of its stock option awards during the six months ended March 31, 2007:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Life	Aggregate Intrinsic Value ($ in millions)
Options outstanding September 30, 2006	753,378	$21.64	2.89	$7.25
Granted	15,000	$23.95
Exercised	(110,693)	$19.89
Cancelled	(30,125)	$27.20

Options outstanding March 31, 2007	627,560	$21.74	2.50	$2.05

Exercisable at March 31, 2007	459,366	$19.77	1.71	$2.02

The following table summarizes non-vested stock options as of March 31, 2007, as well as activity for the six months then ended:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at September 30, 2006	181,194	$8.61
Granted	15,000	$6.48
Vested	—	$—
Cancelled	(28,000)	$7.90

Non-vested at March 31, 2007	168,194	$8.47

The following table summarizes additional information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 15.00 – 19.99	261,988	2.41 Years	$18.57	258,194	$18.58
$20.00 – 28.00	365,572	2.56 Years	$24.00	201,172	$21.30

	627,560	2.50 Years	$21.74	459,366	$19.77

INTEGRAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

5.	Stock Option Plan and Stock-Based Compensation (continued)

The weighted average grant date fair value of options which were granted during the six months ended March 31, 2007 and 2006 was $6.48 and $7.79, respectively. The fair value of the options granted was estimated on the date of the grant using the Black-Scholes options pricing model. The following table shows the assumptions used for the grants that occurred in each six month period.

	2007	2006
Expected volatility	35.18%	35.22%
Risk free interest rate	4.53%	4.56%
Dividend yield	1.11%	.84%
Expected lives	3.00 years	4.25 years

As of March 31, 2007 there was $825,787 of unrecognized compensation expense related to remaining non-vested stock options that will be recognized over a weighted-average period of 2.3 years. The total fair value of options which vested during the six month period ending March 31, 2007 and 2006 was $0 and $121,763, respectively.

6.	Commitments and Contingencies

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

As previously disclosed, on March 1, 2007, Integral Systems, Inc. (the “Company”) learned that the Securities and Exchange Commission (the “SEC”) had issued a formal order of investigation regarding the Company. The Company and certain of its officers have received subpoenas in connection with the investigation. The Board of Directors of the Company established a Special Committee of independent directors of the Company to supervise the Company's responses to the SEC’s investigation and to investigate related matters. The Special Committee consists of the following members of the Company's Board of Directors: John M. Albertine, Alan W. Baldwin, Paul Casner, William F. Leimkuhler; and R. Doss McComas. The Special Committee has retained the law firm of Foley Hoag LLP to serve as its independent counsel.

The investigation by the SEC and a related inquiry by NASDAQ include questions as to whether Gary A. Prince was acting as a de facto executive officer of the Company prior to his promotion to his position as Executive Vice President and Managing Director of Operations of the Company in August 2006. The investigation and inquiry also include questions as to whether Mr. Prince was practicing as an accountant before the SEC while an employee of the Company. Mr. Prince agreed with the SEC in 1997 to a permanent injunction barring him from practicing as an accountant before the SEC, as part of a settlement with the SEC related to Mr. Prince’s guilty plea to charges brought against him for conduct principally occurring in 1988 through 1990 while he was employed by Financial News Network, Inc. and United Press International.

INTEGRAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

6.	Commitments and Contingencies (continued)

Litigation, Claims, and Assessments (continued)

Effective March 30, 2007, the Company terminated the employment of Mr. Prince. Mr. Prince’s employment termination was at the direction of the Special Committee, as a result of the Special Committee’s investigation concerning the matters under investigation by the SEC and the related inquiries by NASDAQ. The Company had placed Mr. Prince on paid administrative leave effective November 1, 2006, pending developments in the inquiries by the SEC and NASDAQ and the ongoing investigation by the Special Committee. On April 24, 2007 Mr. Prince sent a letter to the Company demanding a severance payment of $224,960 and a bonus payment of $60,000 for fiscal year 2006 services. The Company disputes claims made in the letter by Mr. Prince, and believes that it has defenses to refute the claims.

The Company is cooperating fully with the SEC and NASDAQ in connection with the investigation and the inquiry.

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

INTEGRAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

7.	Recent Accounting Pronouncements

FASB Statement No. 159 -” The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”). In February 2007, the FASB issued FAS 159, which becomes effective for the company on October 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its results of operations or consolidated financial position.

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

8.	Business Segment Information

The Company is organized into four reportable segments as follows:

•	Ground Systems—Government

•	Ground Systems—Commercial

•	Space Communications Systems

•	Corporate

The Ground Systems – Government segment provides ground systems products and services to the U.S. Government. It is currently the Company’s largest segment in terms of revenue and consists of the Company’s core command and control business for government applications. Its primary customers are the U.S. Air Force, NASA and NOAA.

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

The Space Communications Systems segment includes the Company’s wholly-owned subsidiary, RT Logic, which designs and builds satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories and range operations. The segment also includes the Company’s wholly-owned,, indirect subsidiary Lumistar (acquired October 3, 2005). Lumistar provides system level and board level telemetry products.

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

INTEGRAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

8.	Business Segment Information (continued)

Summarized financial information by business segment is as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
Revenue
Ground Systems–Government	$14,517,103	$16,385,760	$28,870,727	$30,246,828
Ground Systems–Commercial	5,245,148	4,736,204	10,815,737	9,426,629
Ground Systems–Commercial intersegment	220,375	360,089	285,730	449,473
Space Communication Systems	8,831,146	10,407,112	15,885,631	20,314,619
Space Communication Systems intersegment	1,121,474	1,615,765	3,222,161	2,825,973
Corporate	419,659	622,995	862,920	1,421,585
Corporate intersegment	818,452	1,316,244	1,696,239	2,612,469
Elimination of intersegment sales	(2,160,301)	(3,292,099)	(5,204,130)	(5,887,916)

Total Revenue	$29,013,056	$32,152,070	$56,435,015	$61,409,660

Operating Income
Ground Systems–Government	$1,394,826	$1,231,840	$2,581,894	$2,541,293
Ground Systems–Commercial	955,282	809,164	2,014,466	1,367,311
Space Communication Systems	2,033,009	3,199,188	4,083,820	5,919,596
Space Communication Systems intersegment	(98)	—	2,408	—
Corporate	(1,431,369)	(12,014)	(2,647,655)	45,450
Corporate intersegment	5,344	1,047	280	(913)
Elimination of intersegment Operating Income	(5,246)	(1,047)	(2,688)	913

Total Operating Income	$2,951,748	$5,228,178	$6,032,525	$9,873,650

Interest Income	$535,943	$407,389	$1,081,136	$785,438
Interest Expense	(315)	(824)	(2,565)	(1,999)
Other Expense	(163,956)	(121,228)	(645,078)	(332,059)
Intersegment Eliminations	8,293	365	3,259	43,495

Total Income Before Income Taxes	$3,331,713	$5,513,880	$6,469,277	$10,368,525

Asset information for the Company’s segments at March 31, 2007 and September 30, 2006 is shown in the following table:

	March 31, 2007	September 30, 2006
Total Assets
Ground Systems–Government	$15,091,933	$15,392,530
Ground Systems–Commercial	10,234,358	10,594,928
Space Communication Systems	80,687,812	82,416,028
Corporate	94,874,573	90,044,882
Elimination of intersegment accounts receivable	(30,122,805)	(31,597,430)

Total Assets	$170,765,871	$166,850,938

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Space Communications Systems

This segment includes the Company’s wholly-owned subsidiary, Real Time Logic, Inc. (“RT Logic”), which designs and builds satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories and range operations. The segment also includes the Company’s wholly-owned subsidiary Lumistar, Inc. (“Lumistar”), which acquired substantially all of the assets of Lumistar LLC on October 3, 2005. Lumistar provides system level and board level telemetry products.

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

Recent Accounting Pronouncements

FASB Statement No. 159- “ The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”). In February 2007, the FASB issued FAS 159, which becomes effective for the company on October 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its results of operations or consolidated financial position.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Results of Operations

The components of the Company’s income statement as a percentage of revenue are depicted in the following table for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	% of Revenue	2006	% of Revenue
	(in thousands)		(in thousands)
Revenue	$29,013	100.0	$32,152	100.0
Cost of Revenue	19,569	67.4	21,499	66.9

Gross Margin	9,444	32.6	10,653	33.1

Operating Expenses
Selling, General & Admin. (SG&A)	5,718	19.7	4,020	12.5
Research and Development	508	1.8	843	2.6
Product Amortization	206	0.7	400	1.3
Amortization-Intangible Assets	60	0.2	162	0.5

Income from Operations	2,952	10.2	5,228	16.2
Other Income	380	1.3	286	0.9

Income Before Income Taxes	3,332	11.5	5,514	17.1

Income Taxes	1,190	4.1	1,970	6.1

Net Income	$2,142	7.4	$3,544	11.0

Revenue

The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts that are funded by the U.S. Government as well as commercial and international organizations.

For the three months ended March 31, 2007 and 2006, the Company’s revenues were generated from the following sources:

	Three Months Ended March 31,
Revenue Type	2007	2006
U.S. Government Revenue (all segments)
U.S. Air Force	56%	62%
U.S. Navy	8	2
National Programs	6	4
NASA	5	4
NOAA	4	4
Other U.S. Government Users	3	4

Subtotal	82	80
Commercial Revenue (all segments)	18	20

Total	100%	100%

On a consolidated basis, revenue decreased 9.8%, or $3.1 million, to $29.0 million for the three months ended March 31, 2007, from $32.1 million for the three months ended March 31, 2006. Revenue for the three-month periods ended March 31, 2007 and 2006 for each of the Company’s segments is shown in the following table:

	Three Months Ended March 31,		Increase/ (Decrease)
	2007	2006
Segment	(in thousands)	(in thousands)	(in thousands)
Revenue

Ground Systems – Government	$14,517	$16,386	($1,869)

Ground Systems – Commercial
Command & Control	3,103	3,349	(246)
Newpoint	979	826	153
SAT	1,670	1,044	626
Intra-Segment Elimination	(287)	(123)	(164)

Ground Systems – Commercial	5,465	5,096	369

Space Communications Systems	9,953	12,023	(2,070)

Corporate
Product Group	1,017	1,451	(434)
Antenna	64	267	(203)
Other	157	221	(64)

Corporate	1,238	1,939	(701)

Elimination	(2,160)	(3,292)	1,132

Total Revenue	$29,013	$32,152	($3,139)

Revenue decreases in the Company’s Ground Systems—Government segment between the three months ended March 31, 2007 and 2006 primarily relate to decreased sales volume of approximately $2.2 million from the U.S. Air Force which was partially offset by approximately $650,000 in revenue increases from National Programs due to a recent contract award.

Revenue increases of approximately $370,000 for the Company’s Ground Systems—Commercial segment resulted primarily from increased backlog and increased product shipment to customers from SAT and Newpoint which were partially offset by revenue decreases in the Command & Control unit.

Revenue decreases for the Company’s Space Communications Systems segment were due to decreased bookings in the third and fourth quarters of fiscal year 2006 which resulted in decreased product shipments to customers during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The Company anticipates revenue increases during the second half of the current fiscal year in this segment.

In the Company’s Corporate segment, revenues for the Product Group decreased approximately $430,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 principally due to decreased license revenue.

Antenna Division revenues declined approximately $200,000 between the periods being compared because the Company has not been pursuing new business for this operation since the summer of 2004. The principal operating assets of the division were sold in November 2004 to LJT & Associates, Inc. Revenues for the Antenna Division are expected to continue to decline as the Division’s residual contracts are completed.

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

During the three months ended March 31, 2007, cost of revenue decreased by 9.0%, or $1.9 million, compared to the same period during the prior year, decreasing from $21.5 million during the three months ended March 31, 2006 to $19.6 million during the three months ended March 31, 2007. Gross margin decreased by $1.2 million, or 11.4%, decreasing from $10.6 million during the three months ended March 31, 2006 to $9.4 million during the three months ended March 31, 2007.

Cost of revenue and gross margin for the three months ended March 31, 2007 and 2006 for each of the Company’s segments are shown in the following table:

	Three Months Ended March 31,		Increase/ (Decrease)
	2007	2006
Segment	(in thousands)	(in thousands)	(in thousands)
Cost of Revenue
Ground Systems – Government	$11,461	$13,586	($2,125)

Ground Systems – Commercial
Command & Control	2,226	2,445	(219)
Newpoint	468	370	98
SAT	877	440	437
Intra-Segment Elimination	(283)	(75)	(208)

Ground Systems – Commercial	3,288	3,180	108

Space Communications Systems	5,902	6,821	(919)

Corporate
Product Group	883	741	142
Antenna	39	241	(202)
Other	140	210	(70)

Corporate	1,062	1,192	(130)

Elimination	(2,143)	(3,280)	1,137

Total Cost of Revenue	19,570	$21,499	($1,929)

Gross Margin
Ground Systems – Government	$3,056	$2,800	$256

Ground Systems – Commercial
Command & Control	877	904	(27)
Newpoint	511	456	55
SAT	793	604	189
Intra-Segment Elimination	(4)	(48)	44

Ground Systems – Commercial	2,177	1,916	261

Space Communications Systems	4,051	5,202	(1,151)

Corporate
Product Group	134	710	(576)
Antenna	25	26	(1)
Other	17	11	6

Corporate	176	747	(571)

Elimination	(17)	(12)	(5)

Total Gross Margin	$9,443	$10,653	($1,210)

The higher gross margin in the Company’s Ground Systems – Government segment of approximately $260,000 is primarily attributable to lower equipment and subcontract costs incurred between the periods being compared partially offset by a decline in revenues. As a result, gross margin as a percentage of revenue for the Ground Systems—Government segment increased from 17.1% for the three months ended March 31, 2006 to 21.1% for the three months ended March 31, 2007.

The higher gross margin for the Company’s Ground Systems – Commercial segment primarily relates to increased revenue from SAT and Newpoint. For the Command and Control unit, gross margin declined insignificantly based on decreased revenue.

The Space Communications Systems segment experienced a decrease in gross margin of approximately $1.2 million on decreased revenue of $2.1 million. As a percentage of sales, the segment’s gross margin decreased from 43.3% for the three months ended March 31, 2006 to 40.7% for the three months ended March 31, 2007 due primarily to increased purchased equipment in Lumistar’s product mix. As discussed above, gross margins for purchased equipment pass-throughs are generally lower than margins on licenses and engineering services.

In the Corporate segment, the Product Group experienced a lower gross margin on a period-to-period basis because of decreased license revenue. Gross margin in the Antenna Division was essentially unchanged on revenue of approximately $60,000.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 and 2006 for each of the Company’s segments are shown in the following table:

	Three Months Ended March 31,		Increase/ (Decrease)
	2007	2006
Segment	(in thousands)	(in thousands)	(in thousands)
Operating Expenses
Ground Systems – Government	$1,661	$1,568	$93
Ground Systems – Commercial
Command & Control	406	421	(15)
Newpoint	364	382	(18)
SAT	452	352	100
Intra-Segment Elimination	(1)	(48)	47

Ground Systems – Commercial	1,221	1,107	114

Space Communications Systems	2,018	2,003	15
Corporate
Product Group	472	689	(217)
Antenna	25	17	8
Other	1,105	52	1,053

Corporate	1,602	758	844

Elimination	(11)	(11)	—

Total Operating Expenses	$6,491	$5,425	$1,066

Operating expenses in the Company’s Ground Systems—Government segment increased by approximately $90,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily due to increased bid and proposal expenses related to a significant new business opportunity with the U.S. Air Force.

Operating expenses in the Company’s Ground Systems—Commercial segment increased by approximately $110,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 principally due to increased research and development (“R&D”) spending of approximately $40,000 and increased selling, general and administrative (“SG&A”) expense of approximately $60,000 at SAT. Operating expenses in the Command and Control unit and at Newpoint were down slightly during the periods being compared.

Operating expenses in the Space Communications Systems segment increased approximately $20,000 during the current period compared to the second quarter of the last fiscal year. Increased selling expenses, including bid and proposal expenses, coupled with increased general & administrative expenses accounted for an increase of approximately $460,000 which was offset by lower R&D spending of approximately $370,000 and the elimination of $70,000 in intangible asset amortization.

Operating expenses in the Corporate segment increased approximately $840,000 principally due to legal costs of $890,000 associated with the previously disclosed SEC investigation and NASDAQ inquiry, as discussed below in “Part II. Item 1. Legal Proceedings.” Additionally, stock-based compensation cost increased approximately $50,000 and due diligence expenses associated with the exploration of strategic options to maximize stockholder value increased approximately $65,000 during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. These increases were partially offset by $190,000 in decreased product amortization costs and $25,000 in increased allocation of corporate expenses during the periods being compared.

Income from Operations

Income from operations for the three months ended March 31, 2007 and 2006 for each of the Company’s segments is shown in the following table:

	Three Months Ended March 31,		Increase/ (Decrease)
	2007	2006
Segment	(in thousands)	(in thousands)	(in thousands)
Income from Operations
Ground Systems – Government	$1,395	$1,232	$163
Ground Systems – Commercial
Command & Control	471	483	(12)
Newpoint	147	74	73
SAT	341	252	89
Intra-Segment Elimination	(3)	—	(3)

Ground Systems – Commercial	956	809	147

Space Communications Systems	2,033	3,199	(1,166)
Corporate
Product Group	(338)	21	(359)
Antenna	—	9	(9)
Other	(1,088)	(41)	(1,047)

Corporate	(1,426)	(11)	(1,415)

Elimination	(6)	(1)	(5)

Total Income from Operations	$2,952	$5,228	($2,276)

Income from operations during the periods compared increased by approximately $160,000 in the Company’s Ground Systems—Government segment as a result of increased gross margins which were partially offset by increased bid and proposal expenses.

Income from operations during the periods compared increased by approximately $150,000 in the Company’s Ground Systems—Commercial segment as a result of improved results at SAT and Newpoint as discussed above. The Command and Control unit’s operating income declined insignificantly between the periods being compared.

The Space Communications Systems segment recorded decreased income from operations of approximately $1.2 million principally due to gross margin decreases resulting from decreased product sales coupled with a higher content of purchased equipment in Lumistar’s product mix.

The Corporate segment had an operating loss of approximately $1.4 million for the three months ended March 31, 2007 compared to an operating loss of approximately $10,000 for the three months ended March 31, 2006. The increased loss is primarily a result of approximately $890,000 in legal costs associated with the previously disclosed SEC investigation and NASDAQ inquiry and an increase of approximately $50,000 in stock-based compensation costs and $65,000 in expenses relating to the exploration of strategic alternatives to maximize shareholder value.

Additionally in the Corporate Segment, the Product Division experienced an operating loss of approximately $340,000 for the three months ended March 31, 2007 compared to operating income of approximately $20,000 for the three months ended March 31, 2006. The loss is primarily due to decreased license revenue partially offset with lower amortization expense. Although the Product Group recorded losses for the quarter, a large portion of the revenue generated in the Company’s ground systems business (both Government and Commercial) is a result of its EPOCH IPS product line, which the Company believes favorably distinguishes it from its competitors.

Other Income (Expense)

Other income and expense increased approximately $90,000 between the three month periods being compared, mostly as a result from increased interest income related to favorable interest rate changes.

Income Before Income Taxes/Net Income

Income before income taxes decreased approximately 39.6% during the three months ended March 31, 2007 compared to the amounts posted during the second quarter of fiscal year 2006, primarily as a result of decreased revenue coupled with increased operating expenses.

The Company’s effective tax rate remained flat at 35.7% for the three months ended March 31, 2007 and March 31, 2006.

As a result of the above, net income decreased to approximately $2.1 million during the three months ended March 31, 2007 from $3.5 million during the three months ended March 31, 2006.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006

Results of Operations

The components of the Company’s income statement as a percentage of revenue are depicted in the following table for the six months ended March 31, 2007 and 2006:

	Six Months Ended March 31,
	2007	% of Revenue	2006	% of Revenue
	(in thousands)		(in thousands)
Revenue	$56,435	100.0	$61,410	100.0
Cost of Revenue	37,641	66.7	41,351	67.3

Gross Margin	18,794	33.3	20,059	32.7

Operating Expenses
Selling, General & Admin. (SG&A)	11,258	19.9	7,420	12.1
Research and Development	972	1.8	1,586	2.6
Product Amortization	412	0.7	800	1.3
Amortization-Intangible Assets	119	0.2	379	0.6

Income from Operations	6,033	10.7	9,874	16.1
Other Income (Expense) (net)	436	0.8	495	0.8

Income Before Income Taxes	6,469	11.5	10,369	16.9

Income Taxes	2,268	4.1	3,755	6.1

Net Income	$4,201	7.4	$6,614	10.8

Revenue

The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts that are funded by the U.S. Government as well as commercial and international organizations.

For the six months ended March 31, 2007 and 2006, the Company’s revenues were generated from the following sources:

	Six Months Ended March 31,
Revenue Type	2007	2006
U.S. Government Revenue (all segments)
U.S. Air Force	58%	60%
Navy	6	1
NASA	6	4
National Programs	4	4
NOAA	4	4
Other U.S. Government Users	2	5

Subtotal	80	78

Commercial Revenue (all segments)	20	22

Total	100%	100%

On a consolidated basis, revenue decreased 8.1%, or $5.0 million, to $56.4 million for the six months ended March 31, 2007, from $61.4 million for the six months ended March 31, 2006. Revenue for the six-month periods ended March 31, 2007 and 2006 for each of the Company’s segments is shown in the following table:

	Six Months Ended March 31,		Increase/ (Decrease)
	2007	2006
Segment	(in thousands)	(in thousands)	(in thousands)
Revenue

Ground Systems – Government	$28,871	$30,247	($1,376)

Ground Systems – Commercial
Command & Control	6560	6,222	338
Newpoint	1,907	1,750	157
SAT	3,162	2,140	1,022
Intra-Segment Elimination	(528)	(236)	(292)

Ground Systems – Commercial	11,101	9,876	1,225

Space Communications Systems	19,108	23,141	(4,033)

Corporate
Product Group	2,118	2,723	(605)
Antenna	77	744	(667)
Other	364	567	(203)

Corporate	2,559	4,034	(1,475)

Elimination	(5,204)	(5,888)	684

Total Revenue	$56,435	$61,410	($4,975)

Revenue decreases in the Company’s Ground Systems—Government segment between the six months ended March 31, 2007 and 2006 primarily relate to decreased sales volume of approximately $1.6 million from the U.S. Air Force and approximately $520,000 from NOAA which was partially offset by approximately $810,000 in revenue increases from National Programs due to a recent contract award.

Revenue increases for the Company’s Ground Systems—Commercial segment resulted from increased backlog and increased product shipments to customers. SAT revenue increased over $1.0 million, and all operating units in the segment posted higher revenues during the six months ended March 31, 2007 compared to the six months ended March 31, 2006.

Revenue decreases for the Company’s Space Communications Systems segment was due to decreased bookings in the third and fourth quarters of fiscal year 2006 which resulted in decreased product shipments to customers during the six months ended March 31, 2007 compared to the six months ended March 31, 2006. The Company anticipates revenue increases during the second half of the current fiscal year in this segment.

In the Company’s Corporate segment, revenues for the Product Group decreased approximately $600,000 for the six months ended March 31, 2007 compared to the six months ended March 31, 2006 principally due to decreased license revenue.

Antenna Division revenues declined approximately $670,000 between the periods being compared because the Company has not been pursuing new business for this operation since the summer of 2004. The principal operating assets of the division were sold in November 2004 to LJT & Associates, Inc. Revenues for the Antenna Division are expected to continue to decline as the Division’s residual contracts are completed.

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

During the six months ended March 31, 2007, cost of revenue decreased by 9.0%, or $3.7 million, compared to the same period during the prior year, decreasing from $41.3 million during the six months ended March 31, 2006 to $37.6 million during the six months ended March 31, 2007. Gross margin decreased by $1.3 million, or 6.3%, during the periods compared, decreasing from $20.1 million for the six months ended March 31, 2006 to $18.8 million for the six months ended March 31, 2007. Cost of revenue and gross margin for the six months ended March 31, 2007 and 2006 for each of the Company’s segments are shown in the following table:

	Six Months Ended March 31,		Increase/ (Decrease)
	2007	2006
Segment	(in thousands)	(in thousands)	(in thousands)
Cost of Revenue
Ground Systems – Government	$22,820	$24,717	($1,897)

Ground Systems – Commercial
Command & Control	4,547	4,745	(198)
Newpoint	920	807	113
SAT	1,819	1,044	775
Intra-Segment Elimination	(526)	(122)	(404)

Ground Systems – Commercial	6,760	6,474	286

Space Communications Systems	11,163	13,404	(2,241)

Corporate
Product Group	1,687	1,484	203
Antenna	48	588	(540)
Other	337	552	(215)

Corporate	2,072	2,624	(552)

Elimination	(5,174)	(5,868)	694

Total Cost of Revenue	$37,641	$41,351	($3,710)

Gross Margin
Ground Systems – Government	$6,051	$5,530	$521

Ground Systems – Commercial
Command & Control	2,013	1,477	536
Newpoint	987	943	44
SAT	1,343	1,096	247
Intra-Segment Elimination	(2)	(114)	112

Ground Systems – Commercial	4,341	3,402	939

Space Communications Systems	7,945	9,737	(1,792)

Corporate
Product Group	431	1,239	(808)
Antenna	29	156	(127)
Other	27	15	12

Corporate	487	1,410	(923)

Elimination	(30)	(20)	(10)

Total Gross Margin	$18,794	$20,059	($1,265)

The higher gross margin in the Company’s Ground Systems – Government segment of approximately $520,000 is primarily attributable to lower equipment and subcontract costs incurred between the periods being compared partially offset by a decline in revenues. As a result, gross margin as a percentage of revenue for the Ground Systems—Government segment increased from 18.3% for the six months ended March 31, 2006 to 21.0% for the six months ended March 31, 2007.

The higher gross margin for the Company’s Ground Systems—Commercial segment during the six months ended March 31, 2007 compared to the six months ended March 31, 2006 primarily relates to increased revenue from all the segment’s operating units.

The Space Communications System segment experienced a decrease in gross margin of approximately $1.8 million on decreased revenue of $4.0 million. As a percentage of revenue, gross margin decreased slightly to 41.6% for the six months ended March 31, 2007 from 42.1% for the six months ended March 31, 2006.

In the Corporate segment, the Product Group experienced a lower gross margin on a period-to-period basis because of decreased license revenue. Gross Margin in the Antenna Division was essentially unchanged for the six months ended March 31, 2007 when compared to the six months ended March 31, 2006.

Operating Expenses

Operating expenses for the six months ended March 31, 2007 and 2006 for each of the Company’s segments are shown in the following table:

	Six Months Ended March 31,		Increase/ (Decrease)
	2007	2006
Segment	(in thousands)	(in thousands)	(in thousands)
Operating Expenses
Ground Systems – Government	$3,469	$2,989	$480

Ground Systems – Commercial
Command & Control	875	746	129
Newpoint	678	706	(28)
SAT	775	653	122
Intra-Segment Elimination	(2)	(70)	68

Ground Systems – Commercial	2,326	2,035	291

Space Communications Systems	3,859	3,817	42

Corporate
Product Group	986	1,352	(366)
Antenna	56	35	21
Other	2,092	(22)	2,114

Corporate	3,134	1,365	1,769

Elimination	(27)	(21)	(6)

Total Operating Expenses	$12,761	$10,185	$2,576

Operating expenses in the Company’s Ground Systems—Government segment increased by approximately $480,000 for the six months ended March 31, 2007 compared to the six months ended March 31, 2006 due in part to increased bid and proposal expenses related to a significant new business opportunity with the U.S. Air Force and an increased allocation of corporate expenses.

Operating expenses in the Company’s Ground Systems—Commercial segment increased by approximately $290,000 for the six months ended March 31, 2007 compared to the six months ended March 31, 2006 due partly to an increased allocation of corporate expenses in the segment’s Command & Control Division coupled with increased R&D spending and increased SG&A expense at SAT. Operating expenses at Newpoint decreased primarily due to the elimination of intangible asset amortization during the periods being compared.

Operating expenses in the Space Communications Systems segment increased approximately $40,000 during the current period compared to the first half of the last fiscal year. Increased selling expenses, including bid and proposal expenses, coupled with increased general & administrative expenses accounted for an increase of approximately $910,000 which was offset by lower R&D spending of approximately $670,000 and the elimination of $200,000 in intangible asset amortization.

Operating expenses in the Corporate segment increased approximately $1.8 million principally due to legal costs of approximately $1.7 million associated with the previously disclosed SEC investigation and NASDAQ inquiry, as discussed below in “Part II. Item 1. Legal Proceedings.” Additionally, stock-based compensation cost increased approximately $250,000 and due diligence expenses associated with the exploration of strategic alternatives to maximize stockholder value increased approximately $65,000 during the six months ended March 31, 2007 compared to the six months ended March 31, 2006. These increases were offset by $390,000 in decreased product amortization costs during the periods being compared.

Income from Operations

Income from operations for the six months ended March 31, 2007 and 2006 for each of the Company’s segments is shown in the following table:

	Six Months Ended March 31,		Increase/ (Decrease)
	2007	2006
Segment	(in thousands)	(in thousands)	(in thousands)
Income from Operations

Ground Systems – Government	$2,582	$2,541	$41

Ground Systems – Commercial
Command & Control	1,138	731	407
Newpoint	309	237	72
SAT	568	443	125
Intra-Segment Elimination	0	(44)	44

Ground Systems – Commercial	2,015	1,367	648

Space Communications Systems	4,086	5,920	(1,834)

Corporate
Product Group	(555)	(113)	(442)
Antenna	(27)	121	(148)
Other	(2,065)	37	(2,102)

Corporate	(2,647)	45	(2,692)

Elimination	(3)	1	(4)

Total Income from Operations	$6,033	$9,874	($3,841)

Income from operations during the periods compared increased by approximately $40,000 in the Company’s Ground Systems—Government segment as a result of increased gross margins partially offset by increased operating expenses.

Income from operations during the periods compared increased by approximately $650,000 in the Company’s Ground Systems—Commercial segment as a result of increased gross margins in all of the segment’s units partially offset by increased operating expenses in the Command and Control unit and SAT.

The Space Communications Systems segment recorded decreased income from operations of approximately $1.8 million principally due to gross margin decreases resulting from decreased sales partially coupled with increased operating expenses

The Corporate segment had an operating loss of approximately $2.6 million for the six months ended March 31, 2007 compared to operating income of approximately $50,000 for the six months ended March 31, 2006. The loss is primarily a result of approximately $1.7 million in legal costs associated with the previously disclosed SEC investigation and NASDAQ inquiry and an increase of approximately $250,000 in stock-based compensation costs and $65,000 in expenses relating to the exploration of strategic alternatives to maximize stockholder value.

In addition, the Product Division had an operating loss of approximately $560,000 for the six months ended March 31, 2007 compared to an operating loss of approximately $110,000 for the six months ended March 31, 2006. The loss is primarily due to decreased license revenue partially offset with lower amortization expense. Although the Product Group recorded losses for the first half of fiscal year 2007, a large portion of the revenue generated in the Company’s ground systems business (both Government and Commercial) is a result of its EPOCH IPS product line, which the Company believes favorably distinguishes it from its competitors.

The Antenna Division had an operating loss of approximately $30,000 for the six months ended March 31, 2007 due to an increased allocation of corporate expenses.

Other Income (Expense)

Other income decreased approximately $60,000 between the quarters being compared, primarily due to an increase in interest income resulting from favorable interest rates changes which was more than offset by the higher unallowable expenses.

Income Before Income Taxes/Net Income

Income before income taxes decreased approximately 37.6% for the six months ended March 31, 2007 compared to the six months ended March 31, 2006, primarily as a result of decreased revenue coupled with increased operating and other expenses.

The Company’s effective tax rate decreased from 36.2% for the six months ended March 31, 2006 to 35.1% for the six months ended March 31, 2007 principally due to a higher percentage of tax exempt income compared to total income before income taxes in the current period.

As a result of the above, net income decreased to approximately $4.2 million during the six months ended March 31, 2007 from $6.6 million during the six months ended March 31, 2006.

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

As disclosed in its Form 10-K for the fiscal year ended September 30, 2006, the Company was anticipating that results for revenue, operating income, net income and fully diluted earnings per common share in fiscal year 2007 would exceed results for fiscal year 2006 by approximately 13%, 6%, 10% and 9%, respectively, exclusive of expenses related to the previously disclosed SEC investigation and NASDAQ inquiry, and related supervision and investigation by the Special Committee of the Board of Directors as discussed below in “Part II. Item 1. Legal Proceedings.”

As disclosed in its Form 10-Q for the three months ended December 31, 2006, the Company continues to anticipate that revenue for fiscal year 2007 will be $131 million, up approximately 13% over revenue posted in fiscal year 2006, which is consistent with its previously issued guidance. However, due to increased selling, general and administrative costs related to intensified bid and proposal efforts coupled with on-going strategic alternatives efforts, along with fewer than expected shipments in our Space Communications Segment, the Company revised EPS guidance for fiscal year 2007 in its entirety. The Company expects net income to be $1.07 per share, as a result of decreases as compared to fiscal year 2006, in operating income, net income, and fully diluted earnings per common share of 3%, 3% and 4% respectively, exclusive of legal fees associated with the SEC investigation and related inquiry by NASDAQ.

Although the Company cannot provide any assurances as to the fiscal year 2007 forecasted results described above, the Company currently believes these results are achievable because the Company’s existing backlog in its Ground Systems—Government segment indicates growth in revenue and operating income.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company’s inception in 1982, it has been profitable on an annual basis and has generally financed its working capital needs through internally generated funds, supplemented by borrowings under the Company’s general line of credit facility with a commercial bank and the proceeds from the Company’s initial public offering in 1988. In June 1999, the Company supplemented its working capital position by raising approximately $19.7 million (net) through the private placement of approximately 1.2 million shares of its common stock. In February 2000, the Company raised an additional $40.9 million (net) for use in connection with potential acquisitions and other general corporate purposes through the private placement of 1.4 million additional shares of its common stock. With respect to the capital raised in the private placements, at March 31, 2007, $20.0 million was invested in a Bank of America Preferred Funding Corporation “Dividends Received Eligible Auction Market” (“DREAMS”) preferred stock, $12.9 million was invested in Banc of America Securities, LLC, Auction Rate Securities, and $5.1 million was invested in variable rate State of Maryland debt securities.

For the six months ended March 31, 2007, operating activities provided the Company approximately $3.5 million of cash. The Company used approximately $1.6 million in investing activities and $370,000 in financing activities. Included in the Company’s investing activity is approximately $1.4 million for the purchase of fixed assets (principally new computers and equipment). Included in the financing activities is approximately $1.6 million in dividend payments and approximately $1.1 million for the repurchase of the Company’s common stock which was partially offset by approximately $2.2 million in proceeds from the issuance of the Company’s common stock.

The Company has a line of credit agreement with a local bank for $10.0 million for working capital, the issuance of letters of credit, to finance the performance of contracts, and for general corporate purposes. Borrowings under the line are due on demand with interest at a fluctuating LIBOR (London Inter-Bank Offering Rate)-based rate. The Credit Agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain maximum funded debt to EBITDA ratio and a certain minimum fixed charge coverage ratio. The Credit Agreement also contains various covenants, including affirmative covenants that require, among other things, certain financial reporting by the Company, and negative covenants that, among other things, may limit the Company’s ability to incur additional indebtedness, incur liens, reorganize, consolidate or merge with any other corporation, make acquisitions or stock repurchases, and undertake certain additional actions. The Credit Agreement also contains certain provisions concerning events of default. Upon the occurrence of any such event of default, the Lender is permitted, among other things, to accelerate the maturity of any loans under the Credit Agreement. The

Credit Agreement is secured by certain assets of the Company, including the Company’s accounts, payments due or to become due under the Company’s government contracts, deposit accounts, chattel paper, inventory, equipment, and general intangibles. The maturity date for the credit agreement is February 28, 2010. The Company did not use and had no balance outstanding at March 31, 2007 and September 30, 2006.

The Company’s Board of Directors declared a cash dividend of $.07 per share to all stockholders of record as of close of business on December 18, 2006. The dividend was paid on March 28, 2007 in the amount of $783,199. In addition, on May 7, 2007 the Company’s Board of Directors has declared a quarterly cash dividend of $.07 per share to all stockholders of record as of close of business on May 31, 2007. The dividend will be paid on or about June 27, 2007. The Company’s general line of credit facility prohibits the declaration or payment of dividends by the Company until all of its obligations under the facility are paid in full or performed. As of March 31, 2007 all of the Company’s obligations under the facility have been met.

The Company currently anticipates that its current cash balances, amounts available under its lines of credit and net cash provided by operating activities will be sufficient to meet its working capital and other capital expenditure requirements for at least the next twelve months.

The Company believes that inflation did not have a material impact on the Company’s revenues or income from operations during the three months ended March 31, 2007 or in past fiscal years.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no “off-balance sheet arrangements” as such term is defined in Item 303(a)(4)(ii) of Regulation S-K.

FORWARD LOOKING STATEMENTS

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, including those under the headings “Outlook” and “Liquidity and Capital Resources,” and in other parts of this 10-Q, are forward looking. In addition, from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “believe”, “expect”, “anticipate”, “estimate”, “continue”, or other similar words, including statements as to the intent, belief, or current expectations of the Company and its directors, officers, and management with respect to the Company’s future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. While the Company believes that these statements are and will be accurate, a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s statements. The Company’s business is dependent upon general economic conditions and upon various conditions specific to its industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may affect the Company’s business, other than those described elsewhere herein, include the risk factors described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as supplemented by the risk factors set forth in this Form 10-Q. When considering the forward-looking statements in this Form 10-Q, the reader should keep in mind the risk factors and other cautionary statements set forth herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

While the Company currently does not have significant European operations, its customer base is expanding outside the U.S. and therefore certain contracts now and in the future will likely be denominated in currencies other than the U.S. dollar. As a result, the Company’s financial results could be affected by factors such as foreign currency exchange rates for contracts denominated in currencies other than the U.S. dollar. To mitigate the effect of changes in foreign currency exchange rates, the Company may hedge this risk by entering into forward foreign currency contracts. As of March 31, 2007, virtually all of the Company’s contracts were denominated in U.S. dollars, and the Company did not have any outstanding hedge agreements. As the Company enters into new foreign currency based contracts in the future, the Company may employ similar hedging contracts.

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

As previously disclosed, on March 1, 2007, Integral Systems, Inc. (the “Company”) learned that the Securities and Exchange Commission (the “SEC”) had issued a formal order of investigation regarding the Company. The Company and certain of its officers have received subpoenas in connection with the investigation. The Board of Directors of the Company established a Special Committee of independent directors of the Company to supervise the Company's responses to the SEC’s investigation and to investigate related matters. The Special Committee consists of the following members of the Company's Board of Directors: John M. Albertine, Alan W. Baldwin, Paul Casner, William F. Leimkuhler; and R. Doss McComas. The Special Committee has retained the law firm of Foley Hoag LLP to serve as its independent counsel.

The investigation by the SEC and a related inquiry by NASDAQ include questions as to whether Gary A. Prince was acting as a de facto executive officer of the Company prior to his promotion to his position as Executive Vice President and Managing Director of Operations of the Company in August 2006. The investigation and inquiry also include questions as to whether Mr. Prince was practicing as an accountant before the SEC while an employee of the Company. Mr. Prince agreed with the SEC in 1997 to a permanent injunction barring him from practicing as an accountant before the SEC, as part of a settlement with the SEC related to Mr. Prince’s guilty plea to charges brought against him for conduct principally occurring in 1988 through 1990 while he was employed by Financial News Network, Inc. and United Press International.

Effective March 30, 2007, the Company terminated the employment of Mr. Prince. Mr. Prince’s employment termination was at the direction of the Special Committee, as a result of the Special Committee’s investigation concerning the matters under investigation by the SEC and the related inquiries by NASDAQ. The Company had placed Mr. Prince on paid administrative leave effective November 1, 2006, pending developments in the inquiries by the SEC and NASDAQ and the ongoing investigation by the Special Committee. On April 24, 2007 Mr. Prince sent a letter to the Company demanding a severance payment of $224,960 and a bonus payment of $60,000 for fiscal year 2006 services. The Company disputes claims made in the letter by Mr. Prince, and believes that it has defenses to refute the claims.

The Company is cooperating fully with the SEC and NASDAQ in connection with the investigation and the inquiry.

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

The Company currently is subject to an investigation by the SEC and related inquiry by NASDAQ, which are requiring significant legal resources and management attention and could have a material adverse effect on the Company.

As previously disclosed, the SEC had issued a formal order of investigation regarding the Company and NASDAQ has inquired about the same. The investigation by the SEC and a related inquiry by NASDAQ include questions as to whether Gary A. Prince was acting as a de facto executive officer of the Company prior to his promotion to his position as Executive Vice President and Managing Director of Operations of the Company in August 2006. The investigation and inquiry also include questions as to whether Mr. Prince was practicing as an accountant before the SEC while an employee of the Company. See abpve at “Part II. Item 1. Legal Proceedings.” The Board of Directors of the Company has established a Special Committee of independent directors of the Company to supervise the Company’s responses to such investigation and inquiry and to investigate related matters. The Special Committee has retained the law firm of Foley Hoag LLP to serve as its independent counsel. The Company is cooperating fully with the SEC and NASDAQ. We are unable to determine at this time either the timing of these inquiries and investigations, the impact, if any, which these inquiries and investigations could have on the Company, or the outcome of these inquiries and investigations.

The Company has recently eliminated certain measures that it previously had in place that could have impeded the takeover of the Company.

Until recently, the Company had in place various measures, any one or more of which may have impeded or made more difficult a takeover of the Company without the approval of our board of directors or discouraged acquisition bids with respect to the Company. These measures which have been eliminated, included provisions in our charter or bylaws that:

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

•

established certain requirements and procedures for calling special meetings of stockholders, including a provision that provided that the secretary of the Company could only call a special meeting of the stockholders upon the request of the stockholders on the written request of the stockholders entitled to cast at least a majority of the votes entitled to be cast at the meeting.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a table summarizing the Company’s purchases of its own equity securities during the three months ended March 31, 2007.

(c)	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2007	39,885	$23.35	454,856	477,902

February 1 to February 28, 2007	—	—	454,856	477,902

March 1 to March 31, 2007	—	—	454,856	477,902

Total	39,885	$23.35	454,856	477,902

(1)	On September 23, 2002, the Company announced a plan to repurchase up to 932,758 shares of its common stock. The stock repurchase program will be transacted over an indefinite period of time and purchases will be made as management and the Board of Directors deem prudent

ITEM 6.	EXHIBITS

Exhibits

3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006 and as supplemented by Articles Supplementary of the Company dated February 12, 2006

3.2	Amended and Restated By-Laws of the Company, as amended (Incorporated by reference to the Company’s Current Report on Form 8-K filed by the Company on February 13, 2007).

11.1	Computation of Per Share Earnings.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAL SYSTEMS, INC.
(Registrant)

Date:	May 10, 2007	By:	/s/ THOMAS L. GOUGH
Thomas L. Gough
President

Date:	May 10, 2007	By:	/s/ ELAINE M. BROWN
Elaine M. Brown
Executive Vice President & Chief Financial Officer