Form 10-Q
period 2007-06-30
INTEGRAL SYSTEMS INC /MD/
filed 2007-08-08
CIK 718130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007 or

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

The Registrant had 11,209,377 shares of its $.01 par value common stock outstanding as of July 31, 2007.

INTEGRAL SYSTEMS, INC.

Item 1. Financial Statements

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2007 and September 30, 2006

ASSETS

	June 30, 2007	September 30, 2006
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$27,750,023	$24,658,698
Marketable securities, net	39,100,402	38,155,781
Accounts receivable, net of allowance for doubtful accounts	20,716,546	12,513,929
Unbilled receivables	19,420,251	16,939,616
Employee and other receivables	170,223	299,497
Inventories	4,426,199	3,849,475
Prepaid expenses	684,851	984,906
Notes receivable	124,788	230,864
Income tax receivable	1,667,256	308,930
Deferred income taxes	934,492	923,545

TOTAL CURRENT ASSETS	114,995,031	98,865,241

PROPERTY AND EQUIPMENT, NET	15,479,384	14,989,514

OTHER ASSETS
Notes receivable, net of current portion	53,750	107,500
Deferred income taxes, net of current portion	150,134	227,711
Goodwill	51,303,651	51,303,651
Intangible assets, net	61,400	220,868
Software development costs, net of accumulated amortization	403,543	1,021,693
Deposits and deferred charges	124,647	114,760

TOTAL OTHER ASSETS	52,097,125	52,996,183

TOTAL ASSETS	$182,571,540	$166,850,938

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2007 and September 30, 2006

LIABILITIES & STOCKHOLDERS’ EQUITY

	June 30, 2007	September 30, 2006
	(unaudited)
CURRENT LIABILITIES
Accounts payable	$10,443,912	$6,996,997
Accrued expenses	8,111,581	8,952,646
Billings in excess of revenue	11,355,681	8,199,148

TOTAL CURRENT LIABILITIES	29,911,174	24,148,791

STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value,
40,000,000 shares authorized, and
11,207,877 and 11,037,406 shares issued and outstanding at June 30, 2007 and September 30, 2006, respectively	112,079	110,374
Additional paid-in capital	110,769,537	105,890,333
Retained earnings	41,515,480	36,537,576
Accumulated other comprehensive income	263,270	163,864

TOTAL STOCKHOLDERS’ EQUITY	152,660,366	142,702,147

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$182,571,540	$166,850,938

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Revenue	$35,871,536	$27,415,992	$92,306,551	$88,825,652

Cost of Revenue
Direct labor	7,291,566	6,338,185	20,206,766	18,415,060
Overhead costs	5,300,744	5,035,946	15,721,275	14,975,996
Travel and other direct costs	409,841	476,633	1,455,336	1,630,122
Direct equipment & subcontracts	11,420,427	6,350,081	24,680,085	24,530,958

Total Cost of Revenue	24,422,578	18,200,845	62,063,462	59,552,136

Gross Margin	11,448,958	9,215,147	30,243,089	29,273,516

Selling, general & administrative (Includes stock based compensation costs of $102,294 and $130,042 for the three months ended June 30, 2007 and 2006, respectively, and $482,250 and $256,758 for the nine months ended June 30, 2007 and 2006)	5,254,590	4,286,954	16,512,339	11,706,574
Research & development	663,921	563,236	1,636,365	2,149,569
Product amortization	206,050	400,000	618,150	1,200,000
Intangible asset amortization	40,156	104,262	159,469	483,028

Income From Operations	5,284,241	3,860,695	11,316,766	13,734,345

Other Income (Expense)
Interest income	565,370	530,321	1,646,506	1,315,759
Interest expense	(1,151)	(5,780)	(3,716)	(7,779)
Miscellaneous, net	(104,404)	(45,123)	(746,223)	(333,687)

Total Other Income (Expense)	459,815	479,418	896,567	974,293

Income Before Income Tax	5,744,056	4,340,113	12,213,333	14,708,638

Provision for Income Taxes	1,925,965	1,589,532	4,194,465	5,343,947

Net Income	$3,818,091	$2,750,581	$8,018,868	$9,364,691

Weighted Avg. Number of Common Shares:
Basic	11,167,556	11,026,439	11,110,724	10,857,121
Diluted	11,202,735	11,221,116	11,148,864	10,993,572

Earnings per Share (Basic)	$0.34	$0.25	$0.72	$0.86
Earnings per Share (Diluted)	$0.34	$0.25	$0.72	$0.85

Cash Dividends per Share	$0.07	$0.05	$0.21	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2007

(Unaudited)

	Number of Shares	Common Stock At Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance September 30, 2006	11,037,406	$110,374	$105,890,333	$36,537,576	$163,864	$142,702,147

Net income	—	—	—	8,018,868	—	8,018,868
Effect of currency translation	—	—	—	—	99,406	99,406

Total Comprehensive Income	—	—	—	—	—	8,118,274

Repurchased shares	(47,585)	(476)	(427,425)	(690,130)		(1,118,031)
Stock options exercised	218,056	2,181	4,420,546	—	—	4,422,727
Declared dividends	—	—	—	(2,350,834)	—	(2,350,834)
Stock option compensation cost	—	—	482,250	—	—	482,250
Tax benefit of stock options exercised	—	—	403,833	—	—	403,833

Balance June 30, 2007	11,207,877	$112,079	$110,769,537	$41,515,480	$263,270	$152,660,366

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended June 30, 2007 and 2006

(Unaudited)

	For the Nine Months Ended June 30,
	2007	2006
Cash flows from operating activities:

Net income	$8,018,868	$9,364,691

Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition
Depreciation and amortization	2,230,833	3,075,553
Reserve for doubtful accounts	(10,000)	4,375
Stock option compensation costs	482,250	256,758
Tax benefits of stock option exercises	(403,833)	—
Loss on disposal of fixed assets	8,027	—
Provision for deferred income taxes	151,652	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(10,543,978)	7,262,119
Prepaid expenses and deposits	290,168	(48,501)
Inventories	(529,183)	(271,863)
Accounts payable	3,462,983	(2,304,430)
Accrued expenses	(841,065)	(3,604,159)
Billings in excess of revenue	3,156,533	2,873,557
Income taxes payable, net	(1,039,515)	315,108

Total adjustments	(3,585,128)	7,558,517

Net cash provided by operating activities, net of effects of acquisition	4,433,740	16,923,208

Cash flows from investing activities:
Purchase of marketable securities	(1,044,621)	(20,000,000)
Sale of marketable securities	100,000	14,596,000
Proceeds from collections on notes receivable	159,826	271,574
Acquisition of fixed assets	(1,162,535)	(1,050,000)
Building under construction	(861,756)	(5,821,427)
Proceeds from sale of fixed assets	9,570	—
Acquisition of Lumistar, net of cash received	—	(4,922,752)

Net cash used in investing activities	(2,799,516)	(16,926,605)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,422,727	6,787,530
Tax benefits of stock option exercises	403,833	—
Stock repurchases	(1,118,031)	(892,333)
Lumistar stock repurchase	—	(6,412,783)
Dividend payments	(2,350,834)	(1,642,088)
Notes Payable proceeds	—	5,669,640
Capital lease obligation payments	—	(25,119)

Net cash provided by financing activities	1,357,695	3,484,847

Net increase in cash and cash equivalents	2,991,919	3,481,450
Effect of currency translations	99,406	89,132
Cash and cash equivalents – beginning of year	24,658,698	24,775,460

Cash and cash equivalents - end of period	$27,750,023	$28,346,042

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

2.	Accounts Receivable

Accounts receivable consist of the following:

	June 30, 2007	September 30, 2006
Billed	$20,891,546	$12,698,929
Allowance	(175,000)	(185,000)
Unbilled	19,420,251	16,939,616
Other	170,223	299,497

Total	$40,307,020	$29,753,042

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

3. Inventories

Inventories are priced at the lower of cost or market using the first in, first-out (FIFO) method of accounting. Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined. Inventories at June 30, 2007 and September 30, 2006 consist of the following:

	June 30, 2007	September 30, 2006
Finished Goods	$2,838,728	$2,551,275
Work in process	—	—
Raw Materials	1,587,471	1,298,200

Total	$4,426,199	$3,849,475

INTEGRAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

4.	Line of Credit

The Company has a line of credit agreement with a local bank (the “Credit Agreement”) for $10.0 million for working capital, the issuance of letters of credit, to finance the performance of contracts, and for general corporate purposes. Borrowings under the line are due on demand with interest at a fluctuating LIBOR (London Inter-Bank Offering Rate)-based rate. The Credit Agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain maximum funded debt to EBITDA ratio and a certain minimum fixed charge coverage ratio. The Credit Agreement also contains various covenants, including affirmative covenants that require, among other things, certain financial reporting by the Company, and negative covenants that, among other things, may limit the Company’s ability to incur additional indebtedness, incur liens, reorganize, consolidate or merge with any other corporation, make acquisitions or stock repurchases, and undertake certain additional actions. The Credit Agreement also contains certain provisions concerning events of default. Upon the occurrence of any such event of default, the lender is permitted, among other things, to accelerate the maturity of any loans under the Credit Agreement. The Credit Agreement is secured by certain assets of the Company, including the Company’s accounts, payments due or to become due under the Company’s government contracts, deposit accounts, chattel paper, inventory, equipment, and general intangibles. The maturity date for the Credit Agreement is February 28, 2010. The Company did not use and had no balance outstanding at June 30, 2007 and September 30, 2006.

5.	Stock Option Plan and Stock-Based Compensation

Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R requires compensation costs related to share-based payments, including stock options, to be recognized in the Consolidated Statement of Operations based on their fair values. The expense is recognized over the requisite service period of the award. The Company previously recognized expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”). Accordingly, compensation expense was recognized for the excess, if any, of the stock price on the grant date over the option exercise price. The Company adopted the modified prospective application in implementing SFAS 123R. Under this transition method compensation costs recognized include the cost for all share-based awards granted prior to October 1, 2005 which had not yet vested as of that date. The expense is based on the grant-date fair value of these awards as calculated for pro forma disclosures under FASB Statement No. 123 and uses the Black-Scholes valuation model. The expense for share-based awards granted on or after October 1, 2005 represents the grant-date fair value of the options calculated in accordance with the provisions of SFAS 123R and use the Black-Scholes valuation model. In using the modified prospective application, prior interim period financial statements were not adjusted to show the effect of compensation costs and the related tax effects as though they had been accounted for using FASB Statement No. 123.

INTEGRAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

5.	Stock Option Plan and Stock-Based Compensation (continued)

As a result of adopting SFAS 123R the Company included approximately $482,000 and $257,000 of share-based compensation expense as general and administrative expenses in the Consolidated Statements of Operations for the nine month periods ended June 30, 2007 and 2006, respectively.

Cash received from the exercise of options under all Company Stock Option Plans for the nine months ending June 30, 2007 and 2006 was $4,422,727 and $6,787,530, respectively. The Company currently plans to satisfy future stock option exercises under these plans with registered shares available to be issued. The aggregate intrinsic value of stock options exercised during the nine month periods ending June 30, 2007 and 2006 was $1,062,723 and $3,103,822, respectively.

Effective May 1, 2002, the Company established the 2002 Stock Option Plan, which was amended and restated on May 1, 2005 and December 6, 2006, to create additional incentives for the Company’s employees, consultants and directors to promote the financial success of the Company. The Stock Option Committee of the Board of Directors has sole authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock under this plan. The maximum number of shares of common stock that may be issued pursuant to the Amended and Restated 2002 Stock Option Plan is 1,150,000. The exercise price of each option is set at the stock’s closing price on the date the option is granted by the Stock Option Committee of the Board of Directors. Options expire no later than ten years from the date of grant (five years for greater-than-10% owners) and vest from one to five years.

Prior to adoption of the 2002 Stock Option Plan, the Company established the 1988 Stock Option Plan which was effective May 25, 1988 and amended on January 1, 1994 and May 8, 1998. This plan was created to provide additional incentives for the Company’s employees, consultants and directors to promote the financial success of the Company. The Stock Option Committee of the Board of Directors has sole authority to select full-time employees, directors or consultants to receive awards of options for the purchase of stock under this plan. The maximum number of shares of common stock which may be issued pursuant to the 1988 Stock Option Plan is 1,800,000. The exercise price of each option was set at the stock’s closing price on the date the option was granted by the Stock Option Committee of the Board of Directors. Options expire no later than ten years from the date of grant (five years for greater-than 10% owners) and vest from one to five years. Pursuant to the approval by stockholders at the April 17, 2002 Annual Meeting of the Stockholders, no further options have been granted since April 30, 2002 under the 1988 Stock Option Plan.

INTEGRAL SYSTEMS, INC.

NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

5.	Stock Option Plan and Stock-Based Compensation (continued)

The following table summarizes the Company’s activity for all of its stock option awards during the nine months ended June 30, 2007:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Life	Aggregate Intrinsic Value ($ in millions)
Options outstanding September 30, 2006	753,378	$21.64	2.89	$7.25
Granted	15,000	$23.95
Exercised	(218,056)	$20.28
Cancelled	(55,975)	$25.37

Options outstanding June 30, 2007	494,347	$21.88	2.66	$1.67

Exercisable at June 30, 2007	411,033	$20.91	2.25	$1.65

The following table summarizes non-vested stock options as of June 30, 2007, as well as activity for the nine months then ended:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at September 30, 2006	181,194	$8.61
Granted	15,000	$6.48
Vested	(77,880)	$7.79
Cancelled	(35,000)	$8.23

Non-vested at June 30, 2007	83,314	$9.02

The following table summarizes additional information about stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 15.00 – 19.99	239,748	2.15 Years	$18.58	237,354	$18.59
$20.00 – 28.00	254,599	3.14 Years	$24.99	173,679	$24.08

	494,347	2.66 Years	$21.88	411,033	$20.91

INTEGRAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

5.	Stock Option Plan and Stock-Based Compensation (continued)

The weighted average grant date fair value of options which were granted during the nine months ended June 30, 2007 and 2006 was $6.48 and $8.47, respectively. The fair value of the options granted was estimated on the date of the grant using the Black-Scholes options pricing model. The following table shows the assumptions used for the grants that occurred in each nine month period.

	2007	2006
Expected volatility	35.18%	33.59%
Risk free interest rate	4.53%	4.80%
Dividend yield	1.11%	.68%
Expected lives	3.00 years	3.86 years

As of June 30, 2007, there was $657,283 of unrecognized compensation expense related to remaining non-vested stock options that will be recognized over a weighted-average period of 3.2 years. The total fair value of options which vested during the nine month period ending June 30, 2007 and 2006 was $606,433 and $131,912, respectively.

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

As previously disclosed, on March 1, 2007, the Company learned that the Securities and Exchange Commission (the “SEC”) had issued a formal order of investigation regarding the Company. The Company and certain of its officers have received subpoenas in connection with the investigation. The Board of Directors of the Company established a Special Committee (SEC/NASDAQ Inquiry) of independent directors of the Company to supervise the Company’s responses to the SEC’s investigation and to investigate related matters. The Special Committee (SEC/NASDAQ Inquiry) consists of the following members of the Company’s Board of Directors: John M. Albertine, Paul Casner, William F. Leimkuhler; and R. Doss McComas. The Special Committee (SEC/NASDAQ Inquiry) has retained the law firm of Foley Hoag LLP to serve as its independent counsel.

The investigation by the SEC and a related inquiry by NASDAQ include questions as to whether Gary A. Prince was acting as a de facto executive officer of the Company prior to the promotion to the position of Executive Vice President and Managing Director of Operations of the Company in August 2006. The investigation and inquiry also include questions as to whether Mr. Prince was practicing as an accountant before the SEC while an employee of the Company. Mr. Prince agreed with the SEC in 1997 to a permanent injunction barring him from practicing as an accountant before the SEC, as part of a settlement with the SEC related to Mr. Prince’s guilty plea to charges brought against him for conduct principally occurring in 1988 through 1990 while he was employed by Financial News Network, Inc. and United Press International.

INTEGRAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

6.	Commitments and Contingencies (continued)

Litigation, Claims, and Assessments (continued)

Effective March 30, 2007, the Company terminated the employment of Mr. Prince. Mr. Prince’s employment termination was at the direction of the Special Committee (SEC/NASDAQ Inquiry), as a result of the investigation of the Special Committee (SEC/NASDAQ Inquiry) concerning the matters under investigation by the SEC and the related inquiries by NASDAQ. The Company had placed Mr. Prince on paid administrative leave effective November 1, 2006, pending developments in the inquiries by the SEC and NASDAQ and the ongoing investigation by the Special Committee (SEC/NASDAQ Inquiry). On April 24, 2007 Mr. Prince sent a letter to the Company demanding a severance payment of $224,960 and a bonus payment of $60,000 for fiscal year 2006 services. On May 17, 2007, Mr. Prince filed a lawsuit against the Company demanding payment of $854,879 for unpaid wages and treble damages related thereto. The Company disputes claims made in the letter and the lawsuit by Mr. Prince, and believes that it has valid defenses to refute the claims.

The Company is cooperating fully with the SEC and NASDAQ in connection with the investigation and the inquiry.

On December 14, 2006, the Company received notice that LJT & Associates Inc. (“LJT”) filed an action against the Company on December 8, 2006 in the circuit court for Howard County, Maryland, alleging breach by the Company of the asset purchase agreement dated November 1, 2004 between LJT and the Company, pursuant to which the Company sold assets of its antenna division to LJT. The complaint with respect to this action also alleges, among other things, tortious interference with contract, misappropriation of trade secrets in violation of the Maryland Uniform Trade Secrets Act, conspiracy to misappropriate trade secrets, respondeat superior, and breach of good faith and fair dealing. According to the complaint, LJT seeks injunctive relief against the Company, damages in an amount of not less than $500,000 with respect to each of certain claims against the Company, and other unspecified monetary damages, among other relief.

The Company believes that it has valid defenses to the claims made by LJT in this action and intends to defend the action vigorously.

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

The Ground Systems - Government segment provides ground systems products and services to the U.S. Government. It is currently the Company’s largest segment in terms of revenue and consists of the Company’s core command and control business for government applications. Its primary customers are the U.S. Air Force, NASA and NOAA.

The Ground Systems - Commercial segment provides ground systems products and services to commercial enterprises and international governments and organizations. It consists of the Company’s core command and control business for commercial applications and three of the Company’s wholly owned subsidiaries as follows:

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

The Space Communications Systems segment includes the Company’s wholly-owned subsidiary, RT Logic, which designs and builds satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories and range operations. The segment also includes the Company’s wholly-owned, indirect subsidiary Lumistar (acquired October 3, 2005), which provides system level and board level telemetry products.

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

INTEGRAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

8.	Business Segment Information (continued)

Summarized financial information by business segment is as follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006
Revenue
Ground Systems–Government	$20,247,790	$13,573,734	$49,118,517	$43,820,562
Ground Systems–Commercial	5,478,065	4,392,733	16,293,802	13,819,362
Ground Systems–Commercial intersegment	204,543	409,477	490,273	858,950
Space Communication Systems	9,696,189	9,035,800	25,581,820	29,350,419
Space Communication Systems intersegment	1,780,809	1,740,034	5,002,970	4,566,007
Corporate	449,492	468,451	1,312,412	1,890,036
Corporate intersegment	1,543,335	803,101	3,239,574	3,415,570
Elimination of intersegment sales	(3,528,687)	(3,007,338)	(8,732,817)	(8,895,254)

Total Revenue	$35,871,536	$27,415,992	$92,306,551	$88,825,652

Operating Income
Ground Systems–Government	$1,543,448	$1,057,066	$4,125,342	$3,598,359
Ground Systems–Commercial	1,103,259	777,252	3,117,725	2,144,563
Ground Systems–Commercial intersegment	(314)	110	(314)	110
Space Communication Systems	2,519,014	2,545,905	6,602,834	8,465,501
Space Communication Systems intersegment	(1,849)	—	559	—
Corporate	118,520	(519,528)	(2,529,135)	(474,078)
Corporate intersegment	6,177	(1,154)	6,457	(2,067)
Elimination of intersegment Operating Income	(4,014)	1,044	(6,702)	1,957

Total Operating Income	$5,284,241	$3,860,695	$11,316,766	$13,734,345

Interest Income	565,370	530,321	1,646,506	1,315,759
Interest Expense	(1,151)	(5,780)	(3,716)	(7,779)
Other Expense	(112,463)	(47,823)	(757,541)	(379,882)
Intersegment Eliminations	8,059	2,700	11,318	46,195

Total Income Before Income Taxes	$5,744,056	$4,340,113	$12,213,333	$14,708,638

Asset information for the Company’s segments at June 30, 2007 and September 30, 2006 is shown in the following table:

	June 30, 2007	September 30, 2006
Total Assets
Ground Systems–Government	$23,094,140	$15,392,530
Ground Systems–Commercial	11,179,871	10,594,928
Space Communication Systems	80,717,372	82,416,028
Corporate	94,472,933	90,044,882
Elimination of intersegment accounts receivable	(26,892,776)	(31,597,430)

Total Assets	$182,571,540	$166,850,938

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

The Company is organized into four reportable segments as follows:

Ground Systems – Government

This segment provides ground systems products and services to the U.S. Government. It is currently the Company’s largest segment in terms of revenue and consists of the Company’s core command and control business for government applications. Its primary customers are the U.S. Air Force, U.S. Navy, NASA and the National Oceanic Atmospheric Administration (“NOAA”).

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

Results of Operations

The components of the Company’s income statement as a percentage of revenue are depicted in the following table for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007	% of Revenue	2006	% of Revenue
	(in thousands)	(in thousands)
Revenue	$35,872	100.0	$27,416	100.0
Cost of Revenue	24,423	68.1	18,201	66.4

Gross Margin	11,449	31.9	9,215	33.6

Operating Expenses
Selling, General & Admin. (SG&A)	5,255	14.6	4,287	15.7
Research and Development	664	1.9	563	2.1
Product Amortization	206	0.6	400	1.3
Amortization-Intangible Assets	40	0.1	104.4

Income from Operations	5,284	14.7	3,861	14.1
Other Income (Expense) (net)	460	1.3	479	1.7

Income Before Income Taxes	5,744	16.0	4,340	15.8
Income Taxes	1,926	5.4	1,589	5.8

Net Income	$3,818	10.6	$2,751	10.0

Revenue

The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts that are funded by the U.S. Government as well as commercial and international organizations.

For the three months ended June 30, 2007 and 2006, the Company’s revenues were generated from the following sources:

	Three Months Ended June 30,
Revenue Type	2007	2006
U.S. Government Revenue (all segments)
U.S. Air Force	55%	55%
National Programs	9	1
U.S. Navy	8	9
NOAA	3	8
NASA	3	5
Other U.S. Government Users	3	4

Subtotal	81	82

Commercial Revenue (all segments)	19	18

Total	100%	100%

On a consolidated basis, revenue increased 30.8%, or $8.5 million, to $35.9 million for the three months ended June 30, 2007, from $27.4 million for the three months ended June 30, 2006. Revenue for the three-month periods ended June 30, 2007 and 2006 for each of the Company’s segments is shown in the following table:

	Three Months Ended June 30,		Increase/ (Decrease)
	2007	2006
Segment	(in thousands)	(in thousands)	(in thousands)
Revenue
Ground Systems – Government	$20,248	$13,574	$6,674

Ground Systems – Commercial
Command & Control	2,864	3,306	(442)
Newpoint	981	781	200
SAT	1,955	909	1,046
Intra-Segment Elimination	(117)	(194)	77

Ground Systems – Commercial	5,683	4,802	881

Space Communications Systems	11,477	10,775	702

Corporate
Product Group	1,814	998	816
Antenna	25	68	(43)
Other	154	206	(52)

Corporate	1,993	1,272	721

Elimination	(3,529)	(3,007)	(522)

Total Revenue	$35,872	$27,416	$8,456

Revenue increases of approximately $6.7 million in the Company’s Ground Systems - Government segment between the three months ended June 30, 2007 and 2006 primarily relate to increased sales volume of approximately $6.2 million from the U.S. Air Force coupled with approximately $1.5 million in revenue increases from National Programs due to a recent contract award which was partially offset by approximately $950,000 in revenue decreases in NOAA programs.

Revenue increases of approximately $880,000 for the Company’s Ground Systems - Commercial segment resulted primarily from increased backlog and increased product shipments to customers from SAT and Newpoint which were partially offset by revenue decreases in the Command & Control unit.

Revenue increases of approximately $700,000 for the Company’s Space Communications Systems segment between the three months ended June 30, 2007 and 2006 resulted primarily from approximately $1.2 million in increased backlog and increased product shipments to customers from RT Logic which were partially offset by revenue decreases at Lumistar, resulting from decreased shipments to customers.

In the Company’s Corporate segment, revenues for the Product Group increased approximately $820,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 principally due to increased license sales.

Antenna Division revenues declined approximately $40,000 between the periods being compared because the Company has not been pursuing new business for this operation since the summer of 2004. The principal operating assets of the division were sold in November 2004 to LJT & Associates, Inc. Revenues for the Antenna Division are expected to continue to decline as the Division’s residual contracts are completed.

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

During the three months ended June 30, 2007, cost of revenue increased by 34.2%, or $6.2 million, compared to the same period during the prior year, increasing from $18.2 million during the three months ended June 30, 2006 to $24.4 million during the three months ended June 30, 2007. Gross margin increased by $2.2 million, or 24.2%, increasing from $9.2 million during the three months ended June 30, 2006 to $11.4 million during the three months ended June 30, 2007.

Cost of revenue and gross margin for the three months ended June 30, 2007 and 2006 for each of the Company’s segments are shown in the following table:

	Three Months Ended June 30,		Increase/ (Decrease)
Segment	2007	2006
	(in thousands)	(in thousands)	(in thousands)
Cost of Revenue
Ground Systems – Government	$16,886	$10,797	$6,089

Ground Systems – Commercial
Command & Control	2,035	2,299	(264)
Newpoint	432	363	69
SAT	949	397	552
Intra-Segment Elimination	(112)	(151)	39

Ground Systems – Commercial	3,304	2,908	396

Space Communications Systems	6,838	6,399	439

Corporate
Product Group	777	780	(3)
Antenna	(7)	119	(126)
Other	140	193	(53)

Corporate	910	1,092	(182)

Elimination	(3,515)	(2,995)	(520)

Total Cost of Revenue	$24,423	$18,201	$6,222

Gross Margin
Ground Systems – Government	$3,362	$2,777	$585

Ground Systems – Commercial
Command & Control	829	1,007	(178)
Newpoint	549	418	131
SAT	1,006	512	494
Intra-Segment Elimination	(5)	(43)	38

Ground Systems – Commercial	2,379	1,894	485

Space Communications Systems	4,639	4,376	263

Corporate
Product Group	1,037	218	819
Antenna	32	(51)	83
Other	14	13	1

Corporate	1,083	180	903

Elimination	(14)	(12)	(2)

Total Gross Margin	$11,449	$9,215	$2,234

The higher gross margin in the Company’s Ground Systems – Government segment of approximately $590,000 is primarily attributable to increased revenues between the periods being compared partially offset by higher equipment and subcontract costs. As a result, gross margin as a percentage of revenue for the Ground Systems - Government segment decreased from 20.5% for the three months ended June 30, 2006 to 16.7% for the three months ended June 30, 2007. As discussed above, gross margins for purchased equipment and subcontract pass-throughs are generally lower than margins on licenses and engineering services.

The higher gross margin for the Company’s Ground Systems – Commercial segment primarily relates to increased revenue from SAT and Newpoint, partially offset by decreased gross margin in the Command and Control unit, resulting from decreased revenue.

The Space Communications Systems segment experienced an increase in gross margin of approximately $260,000 on increased revenue at RT Logic, partially offset by revenue decreases at Lumistar, Inc. As a percentage of sales, the segment’s gross margin remained relatively flat at 40.4% for the three months ended June 30, 2007 compared to 40.6% for the three months ended June 30, 2006.

In the Corporate segment, the Product Group experienced a higher gross margin of approximately $820,000 on a period-to-period basis because of increased license revenue. Antenna Division gross margin deficits from the three months ended June 30, 2006 were eliminated during the three month period ended June 30, 2007.

Operating Expenses

Operating expenses for the three months ended June 30, 2007 and 2006 for each of the Company’s segments are shown in the following table:

	Three Months Ended June 30,		Increase/ (Decrease)
	2007	2006
Segment	(in thousands)	(in thousands)	(in thousands)
Operating Expenses

Ground Systems – Government	$1,819	$1,720	$99

Ground Systems – Commercial
Command & Control	427	439	(12)
Newpoint	383	346	37
SAT	466	371	95
Intra-Segment Elimination	—	(39)	39

Ground Systems – Commercial	1,276	1,117	159

Space Communications Systems	2,122	1,830	292

Corporate Product Group	420	680	(260)
Antenna	(1)	18	(19)
Other	539	3	536

Corporate	958	701	257

Elimination	(10)	(13)	3

Total Operating Expenses	$6,165	$5,355	$810

Operating expenses in the Company’s Ground Systems - Government segment increased by approximately $100,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 due partly to an increased allocation of corporate expenses.

Operating expenses in the Company’s Ground Systems - Commercial segment increased by approximately $160,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, due principally to increased selling expenses at SAT and Newpoint. Operating expenses in the Command and Control unit decreased an immaterial amount during the periods being compared.

Operating expenses in the Space Communications Systems segment increased approximately $290,000 during the current period compared to the third quarter of the last fiscal year. Selling expenses, including bid and proposal expenses and general & administrative expenses each increased approximately $120,000 while R&D expenses increased approximately $110,000. These increases were offset by a decrease in intangible asset amortization of approximately $60,000.

Operating expenses in the Corporate segment increased approximately $260,000 principally due to legal costs of approximately $380,000 associated with the previously disclosed SEC investigation and NASDAQ inquiry, as discussed below in “Part II. Other Information - Item 1. Legal Proceedings.” Additionally, other corporate expenses including stock-based compensation cost, due diligence expenses associated with the exploration of strategic alternatives to maximize stockholder value, and state tax allocation increased approximately $150,000 during the three months ended June 30, 2007 compared to the three months ended June 30, 2006. These increases were offset by $190,000 in decreased product amortization costs and approximately $80,000 in decreased allocation of corporate expenses and selling expenses during the periods being compared.

Income from Operations

Income from operations for the three months ended June 30, 2007 and 2006 for each of the Company’s segments is shown in the following table:

	Three Months Ended June 30,		Increase/ (Decrease)
	2007	2006
Segment	(in thousands)	(in thousands)	(in thousands)
Income from Operations

Ground Systems – Government	$1,543	$1,057	$486

Ground Systems – Commercial
Command & Control	402	568	(166)
Newpoint	166	72	94
SAT	540	141	399
Intra-Segment Elimination	(5)	(4)	(1)

Ground Systems – Commercial	1,103	777	326

Space Communications Systems	2,517	2,546	(29)

Corporate Product Group	617	(462)	1,079
Antenna	33	(68)	101
Other	(525)	10	(535)

Corporate	125	(520)	645

Elimination	(4)	1	(5)

Total Income from Operations	$5,284	$3,861	$1,423

Income from operations during the periods compared increased by approximately $490,000 in the Company’s Ground Systems - Government segment as a result of increased gross margins partially offset by increased operating expenses.

Income from operations during the periods compared increased by approximately $330,000 in the Company’s Ground Systems - Commercial segment as a result of approximately $400,000 in improved results at SAT. Newpoint also contributed approximately $90,000 in increased income due primarily to increased sales which was offset by $170,000 in decreased operating income in the Command and Control unit as discussed above.

The Space Communications Systems segment recorded decreased income from operations of approximately $30,000 principally due to gross margin increases resulting from increased product sales at RT Logic which were more than offset by increased operating expenses.

The Corporate segment had operating income of approximately $130,000 for the three months ended June 30, 2007 compared to an operating loss of approximately $520,000 for the three months ended June 30, 2006. The Product Division recorded operating income of approximately $620,000 for the three months ended June 30, 2007 compared to an operating loss of $460,000 for the three months ended June 30, 2006. The operating income is primarily due to increased license revenue coupled with decreased product amortization expense. Offsetting the Product Division’s operating income is an operating loss of approximately $530,000 during the periods being compared related to $380,000 associated with the previously disclosed SEC investigation and NASDAQ inquiry and $150,000 in corporate expenses described above. The Antenna Division posted operating income of approximately $30,000 due to increased gross margins on the residual contracts.

Other Income (Expense)

Other income decreased approximately $20,000 between the quarters being compared, primarily due to an increase in interest income resulting from favorable interest rates changes which was more than offset by the higher unallowable expenses.

Income Before Income Taxes/Net Income

Income before income taxes increased approximately 32.3% during the three months ended June 30, 2007 compared to the amounts posted during the third quarter of fiscal year 2006, primarily as a result of increased revenue partially offset by increased operating expenses.

The Company’s effective tax rate decreased from 36.6% for the three months ended June 30, 2006 to 33.5% for the three months ended June 30, 2007 due to a decrease in the effective state tax rate.

As a result of the above, net income increased 38.8% to approximately $3.8 million during the three months ended June 30, 2007 from $2.8 million during the three months ended June 30, 2006.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006

Results of Operations

The components of the Company’s income statement as a percentage of revenue are depicted in the following table for the nine months ended June 30, 2007 and 2006:

	Nine Months Ended June 30,
	2007	% of Revenue	2006	% of Revenue
	(in thousands)	(in thousands)
Revenue	$92,307	100.0	$88,826	100.0
Cost of Revenue	62,064	67.2	59,552	67.0

Gross Margin	30,243	32.8	29,274	33.0

Operating Expenses
Selling, General & Admin. (SG&A)	16,512	17.9	11,707	13.2
Research and Development	1,636	1.7	2,150	2.4
Product Amortization	618	0.7	1,200	1.4
Amortization-Intangible Assets	160	0.2	483	0.5

Income from Operations	11,317	12.3	13,734	15.5
Other Income (Expense) (net)	896	0.9	975	1.1

Income Before Income Taxes	12,213	13.2	14,709	16.6

Income Taxes	4,194	4.5	5,344	6.1

Net Income	$8,019	8.7	$9,365	10.5

Revenue

The Company earns revenue, both as a prime contractor and a subcontractor, from sales of its products and services through contracts that are funded by the U.S. Government as well as commercial and international organizations.

For the nine months ended June 30, 2007 and 2006, the Company’s revenues were generated from the following sources:

	Nine Months Ended June 30,
Revenue Type	2007	2006
U.S. Government Revenue (all segments)
U.S. Air Force	57%	59%
Navy	6	4
National Programs	6	3
NOAA	4	5
NASA	4	4
Other U.S. Government Users	3	4

Subtotal	80	79

Commercial Revenue (all segments)	20	21

Total	100%	100%

On a consolidated basis, revenue increased 3.9%, or $3.5 million, to $92.3 million for the nine months ended June 30, 2007, from $88.8 million for the nine months ended June 30, 2006. Revenue for the nine-month periods ended June 30, 2007 and 2006 for each of the Company’s segments is shown in the following table:

	Nine Months Ended June 30,		Increase/ (Decrease)
	2007	2006
Segment	(in thousands)	(in thousands)	(in thousands)
Revenue

Ground Systems – Government	$49,119	$43,821	$5,298

Ground Systems – Commercial
Command & Control	9,424	9,528	(104)
Newpoint	2,888	2,531	357
SAT	5,117	3,049	2,068
Intra-Segment Elimination	(645)	(430)	(215)

Ground Systems – Commercial	16,784	14,678	2,106

Space Communications Systems	30,585	33,916	(3,331)

Corporate
Product Group	3,932	3,721	211
Antenna	102	812	(710)
Other	518	773	(255)

Corporate	4,552	5,306	(754)

Elimination	(8,733)	(8,895)	162

Total Revenue	$92,307	$88,826	$3,481

Revenue increases of approximately $5.3 million in the Company’s Ground Systems - Government segment between the nine months ended June 30, 2007 and 2006 primarily relate to increased sales volume of approximately $4.5 million from the U.S. Air Force coupled with approximately $2.2 million in revenue increases from National Programs due to a recent contract award which was partially offset by approximately $1.4 million in revenue decreases in NOAA programs.

Revenue increases of approximately $2.1 million for the Company’s Ground Systems - Commercial segment resulted primarily from increased backlog and increased product shipments to customers from SAT and Newpoint which were partially offset by revenue decreases in the Command & Control unit.

Revenue decreases for the Company’s Space Communications Systems segment was due to decreased bookings in the third and fourth quarters of fiscal year 2006 which resulted in decreased product shipments to customers during the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006.

In the Company’s Corporate segment, revenues for the Product Group increased approximately $210,000 for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006 principally due to increased support and license revenue.

Antenna Division revenues declined approximately $710,000 between the periods being compared because the Company has not been pursuing new business for this operation since the summer of 2004. The principal operating assets of the division were sold in November 2004 to LJT & Associates, Inc. Revenues for the Antenna Division are expected to continue to decline as the Division’s residual contracts are completed.

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

During the nine months ended June 30, 2007, cost of revenue increased by 4.2%, or $2.5 million, compared to the same period during the prior year, increasing from $59.6 million during the nine months ended June 30, 2006 to $62.1 million during the nine months ended June 30, 2007. Gross margin increased by $970,000, or 3.3%, during the periods compared, increasing from $29.3 million for the nine months ended June 30, 2006 to $30.2 million for the nine months ended June 30, 2007. Cost of revenue and gross margin for the nine months ended June 30, 2007 and 2006 for each of the Company’s segments are shown in the following table:

	Nine Months Ended June 30,		Increase/ (Decrease)
	2007	2006
Segment	(in thousands)	(in thousands)	(in thousands)
Cost of Revenue
Ground Systems – Government	$39,706	$35,514	$4,192

Ground Systems – Commercial
Command & Control	6,582	7,044	(462)
Newpoint	1,352	1,170	182
SAT	2,768	1,441	1,327
Intra-Segment Elimination	(638)	(273)	(365)

Ground Systems – Commercial	10,064	9,382	682

Space Communications Systems	18,001	19,803	(1,802)

Corporate
Product Group	2,464	2,264	200
Antenna	41	707	(666)
Other	477	745	(268)

Corporate	2,982	3,716	(734)

Elimination	(8,689)	(8,863)	174

Total Cost of Revenue	$62,064	$59,552	$2,512

Gross Margin

Ground Systems – Government	$9,413	$8,307	$1,106

Ground Systems – Commercial
Command & Control	2,842	2,484	358
Newpoint	1,536	1,361	175
SAT	2,349	1,608	741
Intra-Segment Elimination	(7)	(157)	150

Ground Systems – Commercial	6,720	5,296	1,424

Space Communications Systems	12,584	14,113	(1,529)

Corporate
Product Group	1,468	1,457	11
Antenna	61	105	(44)
Other	41	28	13

Corporate	1,570	1,590	(20)

Elimination	(44)	(32)	(12)

Total Gross Margin	$30,243	$29,274	$969

The higher gross margin in the Company’s Ground Systems – Government segment of approximately $1.1 million is primarily attributable to the increase in revenue during the periods being compared. Gross margin as a percentage of revenue for the Ground Systems - Government segment remained relatively flat at 19.1% for the nine months ended June 30, 2007 compared to 18.9% for the nine months ended June 30, 2006.

The higher gross margin for the Company’s Ground Systems – Commercial segment primarily relates to increased revenue from SAT and Newpoint, partially offset by decreased gross margin in the Command and Control unit, resulting from decreased revenue. The increase in revenue at SAT was responsible for more than half of the segment’s gross margin increase.

The Space Communications System segment experienced a decrease in gross margin of approximately $1.5 million on decreased revenue of $3.3 million. As a percentage of revenue, gross margin declined slightly to 41.1% for the nine months ended June 30, 2007 from 41.6% for the nine months ended June 30, 2006.

In the Corporate segment, the Product Group experienced a slightly higher gross margin on a period-to-period basis because of increased support and license revenue, while gross margin in the Antenna Division decreased slightly on reduced sales for the nine months ended June 30, 2007 when compared to the nine months ended June 30, 2006.

Operating Expenses

Operating expenses for the nine months ended June 30, 2007 and 2006 for each of the Company’s segments are shown in the following table:

	Nine Months Ended June 30,		Increase/ (Decrease)
	2007	2006
Segment	(in thousands)	(in thousands)	(in thousands)
Operating Expenses

Ground Systems – Government	$5,288	$4,709	$579

Ground Systems – Commercial
Command & Control	1,302	1,185	117
Newpoint	1,061	1,052	9
SAT	1,241	1,024	217
Intra-Segment Elimination	(2)	(109)	107

Ground Systems – Commercial	3,602	3,152	450

Space Communications Systems	5,981	5,647	334

Corporate
Product Group	1,406	2,032	(626)
Antenna	55	53	2
Other	2,631	(19)	2,650

Corporate	4,092	2,066	2,026

Elimination	(37)	(34)	(3)

Total Operating Expenses	$18,926	$15,540	$3,386

Operating expenses in the Company’s Ground Systems - Government segment increased by approximately $580,000 for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006 due in part to increased bid and proposal expenses related to a significant new business opportunity with the U.S. Air Force and an increased allocation of corporate expenses.

Operating expenses in the Company’s Ground Systems - Commercial segment increased by approximately $450,000 for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006. At SAT, increased operating expenses were primarily related to higher selling expenses and higher R&D spending. In the Command and Control unit, the increase was primarily due to approximately $80,000 in SG&A increases at ISI-Europe. At Newpoint, increased selling expenses were essentially offset by the elimination of intangible asset amortization.

Operating expenses in the Space Communications Systems segment increased approximately $330,000 during the current period compared to the nine months ended June 30, 2006. Increased selling expenses, including bid and proposal expenses of $650,000, coupled with $500,000 in increased general and administrative expenses were partially offset by lower R&D spending of approximately $560,000 and the elimination of $260,000 in intangible asset amortization.

Operating expenses in the Corporate segment increased approximately $2.0 million principally due to legal costs of approximately $2.1 million associated with the previously disclosed SEC investigation and NASDAQ inquiry, as discussed below in “Part II. Other Information - Item 1. Legal Proceedings.” Additionally, other corporate expenses including stock-based compensation cost, due diligence expenses associated with the exploration of strategic alternatives to maximize stockholder value, and state tax allocation increased approximately $470,000 during the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006. These increases were offset by $580,000 in decreased product amortization costs during the periods being compared.

Income from Operations

Income from operations for the nine months ended June 30, 2007 and 2006 for each of the Company’s segments is shown in the following table:

	Nine Months Ended June 30,		Increase/ (Decrease)
	2007	2006
Segment	(in thousands)	(in thousands)	(in thousands)
Income from Operations

Ground Systems – Government	$4,125	$3,598	$527

Ground Systems – Commercial
Command & Control	1,540	1,299	241
Newpoint	475	309	166
SAT	1,108	584	524
Intra-Segment Elimination	(5)	(48)	43

Ground Systems – Commercial	3,118	2,144	974

Space Communications Systems	6,603	8,466	(1,863)

Corporate
Product Group	62	(575)	637
Antenna	6	52	(46)
Other	(2,590)	47	(2,637)

Corporate	(2,522)	(476)	(2,046)

Elimination	(7)	2	(9)

Total Income from Operations	$11,317	$13,734	$(2,417)

Income from operations during the periods compared increased by approximately $530,000 in the Company’s Ground Systems - Government segment as a result of increased gross margins partially offset by increased operating expenses.

Income from operations during the periods compared increased by approximately $970,000 in the Company’s Ground Systems - Commercial segment as a result of increased gross margins partially offset by increased operating expenses in all of the segment’s units. SAT’s improved operating results were responsible for more than half of the segment’s operating income increase.

The Space Communications Systems segment recorded decreased income from operations of approximately $1.9 million principally due to gross margin decreases resulting from decreased sales coupled with increased selling general and administrative expenses.

The Corporate segment had an operating loss of approximately $2.5 million for the nine months ended June 30, 2007 compared to an operating loss of approximately $480,000 for the nine months ended June 30, 2006. The loss is primarily a result of approximately $2.1 million in legal costs associated with the previously disclosed SEC investigation and NASDAQ inquiry coupled with $470,000 in corporate operating expenses described above. Offsetting the loss is $60,000 in operating income for the Product Division for the nine months ended June 30, 2007 compared to a $580,000 operating loss for the nine months ended June 30, 2006. The operating income is primarily due to increased support and license revenue coupled with decreased product amortization expense. The Antenna Division was essentially breakeven for the nine months ended June 30, 2007.

Other Income (Expense)

Other income decreased approximately $80,000 between the quarters being compared, primarily due to an increase in interest income resulting from favorable interest rates changes which was more than offset by the higher unallowable expenses.

Income Before Income Taxes/Net Income

Income before income taxes decreased approximately 17.0% for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006, primarily as a result of decreased operating income coupled with increased other expenses.

The Company’s effective tax rate decreased from 36.3% for the nine months ended June 30, 2006 to 34.3% for the nine months ended June 30, 2007 principally due to a higher percentage of tax exempt income compared to total income before income taxes coupled with a lower effective state tax rate in the current period.

As a result of the above, net income decreased 14.4% to approximately $8.0 million during the nine months ended June 30, 2007 from $9.4 million during the nine months ended June 30, 2006.

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

As disclosed in its Form 10-K for the fiscal year ended September 30, 2006, the Company was anticipating that results for revenue, operating income, net income and fully diluted earnings per common share in fiscal year 2007 would exceed results for fiscal year 2006 by approximately 13%, 6%, 10% and 9%, respectively, exclusive of expenses related to the previously disclosed SEC investigation and NASDAQ inquiry, and related supervision and investigation by the Special Committee (SEC/NASDAQ Inquiry) of the Board of Directors as discussed below in “Part II. Other Information - Item 1. Legal Proceedings.”

As disclosed in its Form 10-Q for the three months ended March 31, 2007, the Company anticipated that revenue for fiscal year 2007 would be $131 million, up approximately 13% over revenue posted in fiscal year 2006, but that net income would decrease to $1.07 per share and operating income, net income, and fully diluted earnings per common share would decrease 3%, 3% and 4%, respectively, as compared to fiscal year 2006, exclusive of legal fees associated with the SEC investigation and related inquiry by NASDAQ.

The Company now anticipates that revenue for fiscal year 2007 will be $130 million, up approximately 13% over revenue posted in fiscal year 2006, which is consistent with the Company’s previously issued guidance. In addition, due to improvements in its gross profit margins, primarily in its Ground Systems – Commercial segment operations, and improvements in its net interest income, the Company now expects net income to be $1.12 per fully diluted share for fiscal year 2007 and believes operating income, net income, and fully diluted earnings per share for fiscal year 2007 will be in line with fiscal year 2006. This guidance excludes the legal fees associated with the SEC investigation and related inquiry by NASDAQ and also excludes a potential benefit of up to $1 million that may be available to the Company in connection with the Company’s review of a research and development tax credit for the years 2001 through 2006. The availability of any such tax credit will be subject to review by the Internal Revenue Service.

Although the Company cannot provide any assurances as to the fiscal year 2007 forecasted results described above, the Company currently believes these results are achievable because the Company’s existing backlog in its Ground Systems - Government segment indicates growth in revenue and operating income.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company’s inception in 1982, it has been profitable on an annual basis and has generally financed its working capital needs through internally generated funds, supplemented by borrowings under the Company’s general line of credit facility with a commercial bank and the proceeds from the Company’s initial public offering in 1988. In June 1999, the Company supplemented its working capital position by raising approximately $19.7 million (net) through the private placement of approximately 1.2 million shares of its common stock. In February 2000, the Company raised an additional $40.9 million (net) for use in connection with potential acquisitions and other general corporate purposes through the private placement of 1.4 million additional shares of its common stock. With respect to the capital raised in the private placements, at June 30, 2007, $20.0 million was invested in a Bank of America Preferred Funding Corporation “Dividends Received Eligible Auction Market” (“DREAMS”) preferred stock, $12.9 million was invested in Banc of America Securities, LLC, Auction Rate Securities, and $5.1 million was invested in variable rate State of Maryland debt securities.

For the nine months ended June 30, 2007, operating activities provided the Company approximately $4.4 million of cash. The Company used approximately $2.8 million in investing activities and financing activities provided approximately $1.4 million. Included in the Company’s investing activity is approximately $1.2 million for the purchase of fixed assets (principally new computers and equipment). Included in the financing activities is approximately $4.4 million in proceeds from the issuance of the Company’s common stock as a result of stock option exercises which was partially offset by $2.4 million in dividend payments and approximately $1.1 million for the repurchase of the Company’s common stock.

The Company has a line of credit agreement with a local bank (the “Credit Agreement”) for $10.0 million for working capital, the issuance of letters of credit, to finance the performance of contracts, and for general corporate purposes. Borrowings under the line are due on demand with interest at a fluctuating LIBOR (London Inter-Bank Offering Rate)-based rate. The Credit Agreement requires the Company to comply with specified financial covenants, including the maintenance of a certain maximum funded debt to EBITDA ratio and a certain minimum fixed charge coverage ratio. The Credit Agreement also contains various covenants, including affirmative covenants that require, among other things, certain financial reporting by the Company, and negative covenants that, among other things, may limit the Company’s ability to incur additional indebtedness, incur liens, reorganize, consolidate or merge with any other corporation, make acquisitions or stock repurchases, and undertake certain additional actions. The Credit Agreement also contains certain provisions concerning events of default. Upon the occurrence of any such event of default, the lender is permitted, among other things, to accelerate the maturity of any loans under the Credit Agreement. The Credit Agreement is secured by certain assets of the Company, including the Company’s accounts, payments due or to become due under the Company’s government contracts, deposit accounts, chattel paper, inventory, equipment, and general intangibles. The maturity date for the Credit Agreement is February 28, 2010. The Company did not use and had no balance outstanding at June 30, 2007 and September 30, 2006.

The Company’s Board of Directors declared a cash dividend of $.07 per share to all stockholders of record as of close of business on May 31, 2007. The dividend was paid on June 27, 2007 in the amount of $788,040. In addition, on August 6, 2007 the Company’s Board of Directors declared a quarterly cash dividend of $.07 per share to all stockholders of record as of close of business on August 29, 2007. The dividend will be paid on or about September 26, 2007. The Company’s general line of credit facility prohibits the declaration or payment of dividends by the Company until all of its obligations under the facility are paid in full or performed. As of June 30, 2007 all of the Company’s obligations under the facility have been met.

The Company currently anticipates that its current cash balances, amounts available under its lines of credit and net cash provided by operating activities will be sufficient to meet its working capital and other capital expenditure requirements for at least the next twelve months.

The Company believes that inflation did not have a material impact on the Company’s revenues or income from operations during the three months ended June 30, 2007 or in past fiscal years.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While the Company currently does not have significant European operations, its customer base is expanding outside the U.S. and therefore certain contracts now and in the future will likely be denominated in currencies other than the U.S. dollar. As a result, the Company’s financial results could be affected by factors such as foreign currency exchange rates for contracts denominated in currencies other than the U.S. dollar. To mitigate the effect of changes in foreign currency exchange rates, the Company may hedge this risk by entering into forward foreign currency contracts. As of June 30, 2007, virtually all of the Company’s contracts were denominated in U.S. dollars, and the Company did not have any outstanding hedge agreements. As the Company enters into new foreign currency based contracts in the future, the Company may employ similar hedging contracts.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, on March 1, 2007, Integral Systems, Inc. (the “Company”) learned that the Securities and Exchange Commission (the “SEC”) had issued a formal order of investigation regarding the Company. The Company and certain of its officers have received subpoenas in connection with the investigation. The Board of Directors of the Company established a Special Committee (SEC/NASDAQ Inquiry) of independent directors of the Company to supervise the Company’s responses to the SEC’s investigation and to investigate related matters. The Special Committee (SEC/NASDAQ Inquiry) consists of the following members of the Company’s Board of Directors: John M. Albertine, Paul Casner, William F. Leimkuhler; and R. Doss McComas. The Special Committee (SEC/NASDAQ Inquiry) has retained the law firm of Foley Hoag LLP to serve as its independent counsel.

The investigation by the SEC and a related inquiry by NASDAQ include questions as to whether Gary A. Prince was acting as a de facto executive officer of the Company prior to his promotion to the position of Executive Vice President and Managing Director of Operations of the Company in August 2006. The investigation and inquiry also include questions as to whether Mr. Prince was practicing as an accountant before the SEC while an employee of the Company. Mr. Prince agreed with the SEC in 1997 to a permanent injunction barring him from practicing as an accountant before the SEC, as part of a settlement with the SEC related to Mr. Prince’s guilty plea to charges brought against him for conduct principally occurring in 1988 through 1990 while he was employed by Financial News Network, Inc. and United Press International.

Effective March 30, 2007, the Company terminated the employment of Mr. Prince. Mr. Prince’s employment termination was at the direction of the Special Committee (SEC/NASDAQ Inquiry), as a result of investigation of the Special Committee (SEC/NASDAQ Inquiry) concerning the matters under investigation by the SEC and the related inquiries by NASDAQ. The Company had placed Mr. Prince on paid administrative leave effective November 1, 2006, pending developments in the inquiries by the SEC and NASDAQ and the ongoing investigation by the Special Committee (SEC/NASDAQ Inquiry). On April 24, 2007 Mr. Prince sent a letter to the Company demanding a severance payment of $224,960 and a bonus payment of $60,000 for fiscal year 2006 services. On May 17, 2007, Mr. Prince filed a lawsuit against the Company demanding payment of $854,879 for unpaid wages and treble damages related thereto. The Company disputes claims made in the letter and the lawsuit by Mr. Prince, and believes that it has valid defenses to refute the claims.

The Company is cooperating fully with the SEC and NASDAQ in connection with the investigation and the inquiry.

On December 14, 2006, the Company received notice that LJT & Associates Inc. (“LJT”) filed an action against the Company on December 8, 2006 in the circuit court for Howard County, Maryland, alleging breach by the Company of the asset purchase agreement dated November 1, 2004 between LJT and the Company, pursuant to which the Company sold assets of its antenna division to LJT. The complaint with respect to this action also alleges, among other things, tortious interference with contract, misappropriation of trade secrets in violation of the Maryland Uniform Trade Secrets Act, conspiracy to misappropriate trade secrets, respondeat superior, and breach of good faith and fair dealing. According to the complaint, LJT seeks injunctive relief against the Company, damages in an amount of not less than $500,000 with respect to each of certain claims against the Company, and other unspecified monetary damages, among other relief.

The Company believes that it has valid defenses to the claims made by LJT in this action and intends to defend the action vigorously.

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

As previously disclosed, the SEC had issued a formal order of investigation regarding the Company and NASDAQ has inquired about the same. The investigation by the SEC and a related inquiry by NASDAQ include questions as to whether Gary A. Prince was acting as a de facto executive officer of the Company prior to his promotion to the position of Executive Vice President and Managing Director of Operations of the Company in August 2006. The investigation and inquiry also include questions as to whether Mr. Prince was practicing as an accountant before the SEC while an employee of the Company. See above at “Part II. Other Information - Item 1. Legal Proceedings.” The Board of Directors of the Company has established a Special Committee (SEC/NASDAQ Inquiry) of independent directors of the Company to supervise the Company’s responses to such investigation and inquiry and to investigate related matters. The Special Committee (SEC/NASDAQ Inquiry) has retained the law firm of Foley Hoag LLP to serve as its independent counsel. The Company is cooperating fully with the SEC and NASDAQ. We are unable to determine at this time either the timing of these inquiries and investigations, the impact, if any, which these inquiries and investigations could have on the Company, or the outcome of these inquiries and investigations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on April 18, 2007. The following matter was voted on by stockholders, and received the votes indicated:

The stockholders elected the following individuals to the Board of Directors:

Director	For	Withheld
John M. Albertine	9,557,422	781,243
Alan W. Baldwin	9,537,422	801,243
Paul G. Casner, Jr.	9,557,772	780,893
Peter J. Gaffney	9,444,378	894,287
Thomas L. Gough	9,430,079	908,586
William F. Harley III	9,755,517	583,148
William F. Leimkuhler	9,500,925	837,740
R. Doss McComas	9,001,106	1,337,559

The terms of each of the elected directors will expire at the next Annual Meeting of Stockholders in 2008 or when their successors are elected and qualified.

ITEM 6. EXHIBITS

Exhibits

	3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006 and as supplemented by Articles Supplementary of the Company dated February 12, 2006. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed by the Company on May 10, 2007).

	3.2	Amended and Restated By-Laws of the Company, as amended (Incorporated by reference to the Company’s Current Report on Form 8-K filed by the Company on February 13, 2007).

	11.1	Computation of Per Share Earnings.

	31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

	31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

	32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAL SYSTEMS, INC.
(Registrant)

Date: August 8, 2007	By:	/S/ ALAN W. BALDWIN
Alan W. Baldwin
Chief Executive Officer

Date: August 8, 2007	By:	/S/ WILLIAM R. LEWIS
William R. Lewis
Chief Financial Officer