Form 10-K
period 2007-09-30
INTEGRAL SYSTEMS INC /MD/
filed 2007-12-12
CIK 718130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-18603

INTEGRAL SYSTEMS, INC.

(Exact Name of Registrant as specified in its charter)

MARYLAND	52-1267968
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5000 PHILADELPHIA WAY, LANHAM, MD 20706

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code:

(301) 731-4233

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Common Stock, $.01 par value

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒

Indicate by a check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on March 31, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ National Market System, was approximately $265.9 million. Shares of common stock held by each officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This amount is provided only for purposes of this report on Form 10-K and does not represent an admission by the Registrant or any such person as to the status of such person.

As of November 30, 2007, the Registrant had issued and outstanding 9,381,172 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on February 20, 2008 and to be filed within 120 days after the Registrant’s fiscal year ended September 30, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K Report.

i

Forward-Looking Statements

Certain of the statements contained in the Business section, in other parts of this 10-K, including in “Item 1A. Risk Factors,” and in “Item. 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including those under the headings “Outlook” and “Liquidity and Capital Resources,” are forward looking. In addition, from time to time, Integral Systems, Inc. (the “Company”, “We”, “Us”, “Our”) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “believe”, “expect”, “anticipate”, “estimate”, “continue”, or other similar words, including but not limited to statements as to the intent, belief, or current expectations of the Company and its directors, officers, and management with respect to our future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. The future results indicated, whether expressed or implied, may not be achieved. Our actual results may differ significantly from the results discussed in the forward-looking statements. While we believe that these statements are and will be accurate, a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our statements. Our business is dependent upon general economic conditions and upon various conditions specific to us and to our industry and future trends cannot be predicted with certainty. Particular risks and uncertainties that may affect our business, other than those described elsewhere herein, include the risk factors described in “Item 1A. Risk Factors.” When considering the forward-looking statements in this Form 10-K, you should keep in mind the risk factors and other cautionary statements set forth in this Form 10-K.

These forward-looking statements are based upon a variety of assumptions relating to our business, which may not be realized. Because of the number and range of the assumptions underlying our forward-looking statements, many of which are subject to significant uncertainties and contingencies beyond our reasonable control, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this document. These forward-looking statements are based on current information and expectations, and we assume no obligation to update. Therefore, our actual experience and the results achieved during the period covered by any particular forward-looking statement should not be regarded as a representation by us or any other person that these estimates will be realized, and actual results may vary materially. Some or all of these expectations may not be realized and any of the forward-looking statements contained herein may not prove to be accurate.

Factors, risks and uncertainties that could cause our actual results to vary materially from recent results or from anticipated future results are described below. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

•	A significant portion of our revenue is derived from contracts or subcontracts funded by the U.S. government.

•	Our contracts and subcontracts that are funded by the U.S. government are subject to termination without cause by the U.S. government.

•	Our contracts and subcontracts that are funded by the U.S. government are subject to U.S. government regulations and audits.

•	Our contracts and subcontracts that are funded by the U.S. government are subject to a competitive bidding process that may affect our ability to win contract awards or renewals in the future.

•	Our contracts and subcontracts that are funded by the U.S. government are subject to the budget and funding process of the U.S. government.

•	We enter into fixed-price contracts which could subject us to losses in the even that we have cost overruns.

•	Our commercial contracts are subject to competition and strict performance and other requirements.

•	We may not be able to effectively manage any continued growth.

•	Intense competition in the satellite ground system industry could harm our financial performance.

•	We are subject to risks associated with our strategy of acquiring other companies.

•	We may be exposed to product liability or related claims with respect to our products.

•	Our products may become obsolete due to rapid technological change in the satellite industry.

•	Our business is subject to risks associated with international transactions.

•	Our business is dependent on the availability of certain components and raw materials that we buy from suppliers.

•	We depend upon attracting and retaining a highly skilled professional staff.

•	We depend on the services of our key personnel.

•	We depend upon intellectual property rights and risk having our rights infringed.

•	The estimated backlog under our U.S. government contracts is not necessarily indicative of revenues that will actually be realized under the contracts.

•	Performance of some of our U.S. government contracts may require security clearance.

•	Some of our contracts are subject to security classification restrictions.

•	The market price of our common stock may be volatile.

•	Our quarterly operating results may vary significantly from quarter to quarter.

•

We have substantial investments in recorded goodwill as a result of prior acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.

•

The disruption, expense and potential liability associated with existing and future litigation against us could have a material adverse effect on our business, results of operations, financial condition and cash flows.

•

We currently are subject to a formal SEC investigation and a related NASDAQ inquiry, which could require significant management attention and legal resources and could have a material adverse effect on us.

PART 1

ITEM 1.	BUSINESS

Company Overview

Integral Systems, Inc. (the “Company”, “We”, “Us”, “Our”), a Maryland corporation incorporated in 1982, builds satellite ground systems and equipment for command and control, integration and test, data processing, and simulation. Since our inception, we have provided ground systems for over 200 different satellite missions for communications, science, meteorology, and earth resource applications. We have an established domestic and international customer base that includes government and commercial satellite operators, spacecraft and payload manufacturers and aerospace systems integrators.

We have developed innovative software and hardware products designed to reduce the cost and minimize the development risk associated with traditional, custom-built satellite ground systems. We were a pioneer in offering a comprehensive commercial off-the-shelf (“COTS”) software product line for command and control. As a systems integrator, we configure these products to provide turnkey (fully equipped, ready to go into operation) satellite control facilities that can operate multiple satellites from most manufacturers. We believe these systems offer significant cost savings for customers that have traditionally purchased a separate custom control center for each of their satellites.

We design and build satellite communications equipment and systems, principally for military applications, through our wholly-owned subsidiary Real Time Logic, Inc. (“RT Logic”). This equipment is used in satellite tracking stations, control centers, spacecraft factories and range facilities.

We offer complementary ground system components and systems through our wholly-owned subsidiaries SAT Corporation (“SAT”) and Newpoint Technologies, Inc. (“Newpoint”). This includes turnkey systems, hardware and software for satellite and terrestrial communications signal monitoring, network and ground equipment monitoring and control and satellite data processing.

We also own and operate a wholly-owned subsidiary, Integral Systems Europe S.A.S. (“ISI Europe”), with headquarters in Toulouse, France. ISI Europe serves as the focal point for the support of much of our European business. ISI Europe pursues ground systems business in Europe and Africa for command and control, signal monitoring, and network management using products from all our subsidiaries.

On October 3, 2005, we acquired substantially all of the assets of Lumistar, LLC, which we hold in a subsidiary of RT Logic, Lumistar, Inc. (“Lumistar”). Through this indirect wholly-owned subsidiary, we provide system level and board level telemetry products. See Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein for more information regarding the acquisition of the assets of Lumistar, LLC.

Our operations in Lanham, MD, which include a portion of our government and commercial segments, and our wholly-owned subsidiary RT Logic, Inc. in Colorado Springs, CO, and Englewood, CO are ISO 9001:2000 certified. We are committed to expanding our certification to include the remainder of our Colorado Springs operations and our other subsidiaries in the next 12-24 months.

See “Item 1. Business—Industry Segments” for additional information on our four reportable segments.

Industry Background

We consider the space industry to be broken down into the following sectors: space infrastructure; surveillance/data collection; communications; launch vehicles and services; established and emerging applications; and support services. Both government and commercial investments fund each of these sectors. Space infrastructure encompasses the development, manufacture, and procurement of hardware and related systems for both space assets (i.e., satellites and payloads) and ground assets (i.e., satellite ground systems). Our business is primarily focused in the ground system component of the space infrastructure sector. The U.S. Government makes up the majority of the surveillance/data collection sector of the space industry, making extensive use of satellites to support military operations. The communications sector of the space industry includes satellite systems for commercial telecommunications services and government and military communications. Satellite technology has become critical to supporting many aspects of telecommunications infrastructure, including long-distance telephone, personal communications systems, satellite radio, direct broadcast satellite video, and private networks. The launch sector includes launch vehicles and launch services that provide the on-orbit delivery of satellites and the propulsion into space for non-earth orbiting spacecraft. The applications sector includes established and emerging space technologies utilized for applications such as global positioning systems and remote sensing. Support services for the space industry include technical support, engineering, finance, and consulting, all of which facilitate the growth in space-related markets.

We estimate that the current worldwide satellite ground systems infrastructure market represents a multi-billion dollar industry in annual revenues. We develop and build COTS hardware and software products to provide the core of all of our solutions for this market. We believe that our COTS software and hardware products have led the way in driving down the acquisition and support costs for the systems that we deliver. We believe that we are well positioned to expand our product and service offerings into other areas of the satellite ground system infrastructure which may result in an increase in both our revenue and market share.

The Company Solution

We offer satellite ground systems products, systems, and services that provide low-cost, efficient flexible satellite operations systems signal monitoring systems, network management systems, and RF to Ethernet signal processing equipment and systems. The principal characteristics of our approach are as follows:

Commercial Off-the-Shelf (“COTS”) Based Solutions. Some of our systems are built around software and hardware products manufactured by us. These products satisfy the basic requirements for any delivered system. Our software products have an Application Programming Interface (“API”) that allows mission-unique features to be added to the system to satisfy any remaining requirements for the delivered system. This approach allows an initial capability to be implemented rapidly, reducing risk and cost for the program, and allowing system requirements to be fulfilled with minimum custom software development. The COTS approach also enables us to offer lower maintenance costs to our customers for the systems we deliver since these costs are shared by all users of our products through a software support subscription. Some software products are database driven, providing operations compatibility for most satellite types without any product customization. Our products are also compatible with the most commonly used satellite signal processing equipment which eliminates, in most instances, the need for developing hardware drivers for each new application.

Depth of Functionality. Our core product line, EPOCH Integrated Product Suite (“IPS”), supports satellite operations through a suite of integrated products. This includes products for real-time satellite control and monitoring, off-line data trending, orbit analysis, and database configuration. Our real-time products perform daily and routine satellite operations, including commanding, telemetry processing, and fault detection and correction. The off-line data trending package supports sustaining engineering functions, including trending and statistical analysis of data archived by the real-time system. The orbit analysis package performs orbit determination and prediction functions to monitor and control the position of a satellite in space. The database package tailors the performance of the other three packages, which are general in scope, to the specific requirements of each satellite mission. The database package defines the telemetry and command characteristics and the desired orbital elements and tolerances for each satellite. Our satellite communications products support the full range of modulation and demodulation waveforms and are easily tailored to specific customer requirements.

Mixed Fleet Operations. Our products are compatible with most of the world’s major manufacturers’ satellite models. This enables us to provide a single product solution to operators who own fleets of mixed satellite models. These operators would previously have had several different types of ground systems for their fleet. We offer a single, expandable system that will operate the entire fleet. This reduces the operators’ costs for procurement, training, support, and spare parts. It also reduces the end user’s incremental costs to add a new satellite to the fleet and provides a safer operating environment due to reduced complexity associated with a single solution.

Flexibility/Adaptability. A critical element to achieving initial operator acceptance of a new system and facilitating rapid implementation is the ability of our software to serve the needs of particular satellite systems. All of our software is database driven, allowing it to support satellite design changes or different series of satellites, without modifying the underlying software. Similarly, the software also supports a wide range of COTS antenna, RF, and baseband equipment (including our own products), allowing the total system to be delivered in the most efficient configuration for each mission. Our ground systems equipment products consolidate a number of functions to deliver value to customers. These software-related products are both scalable and programmable to support a wide range of requirements. Finally, the software is supported on the most widely used computer platforms, including Sun Solaris, IBM AIX, and Windows 2000/XP.

Superior Price/Performance. We seek to achieve superior performance by providing comprehensive solutions within the budgetary needs of our customers. Our COTS software products provide advanced yet cost-effective solutions for satellite ground systems and operators and eliminate the need for expensive development services, thereby substantially reducing the overall cost of a ground system. Our database-driven software allows satellites to be added over time, and offers a software support subscription to our customers that provide support and new releases as they become available. The support program dramatically reduces the cost of support for our customers compared to support for custom systems, while providing resources for us to use for software product support and product improvements.

Systems Integration and Processes. We have the ability to integrate and deliver turnkey satellite ground systems and can rapidly assemble the requisite hardware and software components needed for the ground systems, since in many cases the products required are built by us or our subsidiaries. This ensures the products integrate easily, are proven, and supportable as a system. We have extensive software development expertise, satellite procedure development expertise, and testing expertise to support our ability to deliver turnkey systems. We have government programs management expertise, management processes, including an Earned Value Management System (“EVMS”) capability, and technical development processes that enable it to perform on government programs.

Company Strategy

We provide satellite command and control systems, signal monitoring systems, and satellite signal processing systems for a wide variety of satellites and range systems. We intend to continue growing and integrating these core lines of business. Simultaneously, we are investing in new business and technology development with potential future acquisitions to add strategic growth involving government classified programs, unmanned aerial and surface programs, satellite payload programs, and other communications, control, and telemetry programs. Primary elements of our strategy include:

Technological Leadership. We intend to continue to commit substantial resources to further develop the next generation of our COTS software and programmable hardware products upon which all of our delivered systems are built. In addition, because the satellite infrastructure industry is increasingly requiring compliance standards, we intend to adhere to existing and future industry standards and participate in the further development of such standards.

Strategic Alliances and Partnerships. In addition to our own development and marketing organization, we have and intend to continue establishing partnerships with select third parties to assist us in successfully integrating our software products, implementing our command and control systems, expanding our system solution offerings, and developing new customer relationships.

Integration with Complementary Products. We believe that our ability to offer command and control software products that can integrate seamlessly with most satellite types and ground system components is a key competitive advantage. We also integrate our products with commonly used satellite signal processing hardware to provide a complete COTS solution and with complementary products, including visualization tools, geolocation software, and other support software solutions in order to maintain a competitive advantage and provide maximum flexibility for our customers.

Sales, Support, Service, and Marketing Organizations. We currently sell and support our software and systems through direct sales to satellite operators and systems integrators in North America, Europe, and Asia. From our headquarters in Lanham, MD and each subsidiary location, we perform worldwide marketing, sales and services, including direct marketing efforts with U.S. Government organizations to capitalize on the growing acceptance of COTS solutions. Our Colorado Springs offices serve as the focal point for support of our services, products and operations provided to the U.S. Air Force. Through our wholly-owned subsidiary, ISI Europe, headquartered in Toulouse, France, we provide sales, marketing, support, and engineering services to the European market.

Professional Services Capabilities. We believe that providing comprehensive services and a high level of customer support is critical to our ability to maintain a leading position in command and control systems and to expand into new markets. We provide professional service offerings in areas such as hardware testing, pre- and post-sale software support, quality assurance, project installation management, satellite procedure development, mission unique software development, and training. We believe that our ISO 9001:2000 certification efforts will help to ensure consistent delivery of high quality products and services.

Products

Most of our sales involve a combination of COTS software and hardware products together with development services for mission-specific requirements and system integration as summarized below. We believe that we are positioned well in the industry to offer full-function ground systems, utilizing products from our RT Logic, Newpoint, SAT, and Lumistar subsidiaries.

Command and Control Software.

EPOCH IPS, our COTS software product solution for satellite command and control is designed to operate a variety of satellites with minimum personnel. EPOCH IPS’s success has placed us at the forefront of replacing antiquated satellite control centers with more efficient systems that can operate multiple satellites produced by many manufacturers. EPOCH IPS’s open architecture, in combination with a graphical user interface and automated monitoring and control features, allows operators to monitor and control both their satellites and ground systems.

EPOCH IPS features a modern, distributed architecture consisting of a series of servers and user workstations interconnected via an Ethernet LAN. The EPOCH Integrated Product Suite includes the following products:

•

EPOCH T&C Server and EPOCH Client, our real-time satellite data processing and control software products, provides satellite command and control capabilities, including telemetry processing and display, commanding and command verification (“CV”), ground station control, alarm/event processing, and data archive. These functions are driven by the EPOCH Database product, allowing the system to support multiple satellites solely through database updates, without modifying the run-time software. This results in lower maintenance and operations costs throughout the lifecycle of the ground system.

•

OASYS, our mission-planning software, provides full spectrum support for spacecraft orbit determination and control, including measurement set reductions, orbit determination, ephemeris propagation, maneuver planning, and orbit events/reports. OASYS allows the user to manage a single spacecraft or a fleet in any Earth orbit, including low Earth, geosynchronous, and Molniya-type orbits.

•

ABE, our offline analysis product, provides trending and statistical analysis of the information recorded in the real-time EPOCH IPS archives. ABE supports automatic data extraction of key data along with summary-level statistics (i.e., daily and seasonal minimums and maximums), advanced statistical processing techniques (i.e., covariance, convolution, and regression) and graphical data visualization.

•

Archive Manager, our archive manager product performs archive data product generation, storage, storage management, and retrieval. The Archive Manager is capable of managing on-line storage and retrieval of terabytes of satellite data on RAID and NAS storage units, providing an efficient low cost storage capability. Data compression is utilized to provide additional value to the product.

We offer a number of other software products to provide additional optional capabilities for our ground system solutions. EPOCH Web Server provides access to real-time and historical satellite data via the internet. The Task Initiator product provides automation capabilities to automatically execute scheduled or event-initiated tasks. The EPOCH Triggers product provides for automated execution of system actions based on preprogrammed conditions.

Signal Monitoring.

Our wholly-owned subsidiary SAT offers a range of software products and turnkey systems for communications signal monitoring, including MONICS, a family of scalable products from single site to fully networked multi-site systems for satellite transponder monitoring and interference detection, SAT-DSA, a stand alone interference detection and analysis tool for satellite transponder monitoring and SIGMON, a turnkey system for detecting terrestrial communications interference.

Equipment Monitoring and Control.

Our wholly-owned subsidiary Newpoint offers an integrated suite of products primarily for commercial users, including communication satellite operators, communication satellite users, and general-purpose telecommunications companies. Newpoint has two flagship products: (1) COMPASS, which provides distributed monitoring and control of networked communications systems, and (2) MERCURY, a rack-mountable smart box that provides monitoring and control of local network nodes and their associated ground equipment.

Telemetry, Command and Range Processing.

Our wholly-owned subsidiary RT Logic offers a comprehensive set of products for satellite ground systems. The product line leverages programmable hardware modules, firmware-based algorithms, and a common software architecture. The suite of TELEMETRIX products support telemetry processing, commanding, ranging, and remote site interfaces for a variety of applications, including tracking stations, control centers, spacecraft and payload integration, and launch range operations. The T501 and T500 products are used in satellite control centers to process the satellite telemetry and command links. The T400, T70/70, and T720 products are used at satellite ground stations to receive/transmit the satellite links. The T400 product line also supports specialized signal processing applications.

Our wholly-owned subsidiary Lumistar offers a wide selection of products that process telemetry down-links for the flight, test, airborne, and satellite ground station markets. These include board-level and system-level products for frequency conversion, receiving, diversity combination, modulation/demodulation, bit/frame synchronization, simulation, and test transmitters. Lumistar also has an extensive software selection from board-level drivers to system-level control of device parameters allowing for the efficient integration of our products into larger applications.

Development Services and Systems Integration

We provide services to support mission-specific requirements for both government and commercial customers. Many of our ground system contracts have a service component. Depending on the application, the services may include development of software applications to interface to and augment the COTS software products, integration of third-party hardware and software, and/or custom software development. We also provide post-delivery warranty and maintenance service for most of our turnkey systems. We believe that our expertise and experience in satellite systems and operations, computer software and hardware, engineering/mathematical analysis, and end-user applications allow us to provide ground systems that exceed traditional expectations on system performance, cost, and implementation schedule. Our experience, together with our innovative COTS software products and software tools, reduce the risks and lead time associated with ground systems development.

Customers

In general, there are four major applications for satellites: communications; military; remote sensing; and scientific research. We have customers in each of these areas and believe that the combination of our proven COTS software products and our strength as a systems integrator positions us well to serve as a total solutions provider for all of these applications.

Commercial Communications Satellites.

We provide satellite command and control products for a variety of communications satellites. One of the principal advantages that our products offer in the commercial sector is the ability to operate fleets of satellites from multiple vendors. This capability allows operators to reduce costs by consolidating their control centers and use a single software package to operate their satellite fleet. We also provide payload monitoring systems and software to satellite operators for monitoring quality of service and identification of interfering signals. Our ground equipment monitor and control software is also used by satellite operators to control the ground equipment in the control center and remote equipment sites. We also provide satellite signal processing hardware, primarily for military systems, to process satellite signals to/from command and control systems.

Our products are currently used to operate communications satellites from most of the major satellite manufacturers, including Boeing, Lockheed Martin, Space Systems Loral, Orbital Sciences, EADS, and Alcatel. Several of the our other customers include SES Astra, Protostar, Echostar, SES Americom, Loral Skynet, Shin Satellite, Binariang Satellite Systems, Asiasat, SatMex, Orbital Sciences, Optus, Worldspace, Sirius Radio, JSAT Corporation, B-SAT Corporation, and ChinaSat. All of these operators have purchased our products to operate all or part of their fleets of geosynchronous Earth orbit (“GEO”) communications satellites.

Military Applications.

We are a leading provider of command and control products for U.S. military communications satellites.

We provide ground systems software and equipment for multiple U.S. Department of Defense (“DoD”) programs. Our products are used in a majority of Air Force and Navy satellite control systems. Our customers include multiple aerospace prime contractors such as Lockheed Martin Corporation, Boeing Satellite Systems, Honeywell International, Inc., Northrop Grumman, and Raytheon Company. These customers subcontract to us to provide a portion of their solution or they purchase our products and then integrate them into satellite ground systems that they are delivering to the U.S. Government.

We also sell directly to the DoD. The U.S. Air Force is our largest single customer, providing 56% of our 2007 consolidated revenues through prime contracts or subcontracts. We are the prime contractor for the Command and Control Center – Consolidated (“CCS-C”) contract to upgrade the Air Force’s satellite command and control system for the DSCS, Milstar, Advanced EHF, and Wideband Gapfiller satellites. In addition, we are the prime contractor for a contract with Space and Missiles System Center (“SMC”), on behalf of the U.S. Air Force, Air Force Space Command, for the first developmental step (Block 10) of the Rapid Attack Identification, Detection, and Reporting System (“RAIDRS”) program.

Our products support the processing of telemetry, commanding, and ranging data, performing generation, and reception of the RF links to and from on-orbit satellites and are used to receive telemetry data from the space lift ranges during launch of military satellites and to test satellites at the place of manufacture.

Remote Sensing and Meteorology.

We build command and control systems as well as payload and image data processing systems for meteorological satellites. Since our inception, we have provided ground systems for the U.S. National Oceanic and Atmospheric Administration (“NOAA”), including both their Geostationary Operational Environmental Satellite (“GOES”) Program and Television Infrared Observational Satellite (“TIROS”) programs. Our systems support mission operations, instrument data processing, simulation and flight software validation, and built the complete command and control system for the U.S. Air Force Defense Meteorological Satellite Program (“DMSP”), whose operations were transitioned to civilian control under NOAA’s aegis.

High-performance ground systems are required to support Earth resource satellites that provide military and civilian customers with accurate image data. We have provided such command and control subsystems to Space Imaging/EOSAT and other operators.

Scientific Research.

We have supported a variety of diverse and complex scientific missions and were selected by The Johns Hopkins University (“JHU”) Applied Physics Laboratory (“APL”) to support the first National Aeronautics and Space Administration (“NASA”) Discovery Mission, the Near Earth Asteroid Rendezvous Program (“NEAR”). NEAR was the first in a series of low-cost, small-planet exploratory missions designed to gather data about asteroids in the solar system. APL chose us to provide our command and control products for the Timed, Contour, Stereo and Messenger, and Horizon science satellites. Our EPOCH IPS products form the core of the mission’s command and control ground system and also support the spacecraft integration and test (“I&T”).

The National Space Program Office (“NSPO”) for the Republic of China selected us to provide a complete multi-mission command and control system for their ROCSAT series of satellites. We also support small satellite missions in the United States such as Orbital Sciences Corporation’s SeaStar and Microlab programs.

Business Segments

The following is a description of our four operating segments:

Ground Systems – Government: this segment provides ground systems products and services to the U.S. Federal Government. It is currently our largest segment in terms of revenue and consists of our core command and control business for government applications. Its primary customers are the U.S. Air Force and NOAA.

Ground Systems – Commercial: this segment provides ground systems products and services to commercial enterprises and international organizations. It consists of our core command and control business for commercial applications and three of our wholly-owned subsidiaries as follows:

•

SAT and Newpoint offer complementary ground system components and systems. This includes turnkey systems, hardware and software for satellite and terrestrial communications signal monitoring, network and ground equipment monitoring, and control and satellite data processing.

•

ISI Europe, our wholly-owned subsidiary in Toulouse, France, serves as the focal point for the support of all of our European business. ISI Europe pursues ground systems business in Europe and Africa for command and control, signal monitoring, and network management using our products.

Space Communications Systems: this segment includes our wholly-owned subsidiaries RT Logic and Lumistar. RT Logic designs and builds satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories, and range operations. Lumistar, which acquired the assets of Lumistar LLC on October 3, 2005, provides system level and board level telemetry products.

Corporate: this segment includes our Product Division, which is responsible for our core command and control product line (“EPOCH IPS”) and business areas in the development stage (currently, there are no business areas in the development stage). The Product Division licenses our EPOCH IPS product line to other operating segments and to third-party customers. It is also the segment responsible for EPOCH IPS maintenance and support revenue and expenses.

See Note 16 of the Notes to the Consolidated Financial Statements included elsewhere herein for financial information regarding these segments.

Strategic Growth Initiatives

We have discontinued our program to explore strategic alternatives, which we had commenced in 2006, and on October 10, 2007 we formally terminated our investment banking agreement with BB&T Capital Markets/Windsor Group. Management and the Board of Directors have now collectively developed a corporate vision and strategic growth program keyed to both growing our core satellite ground station command and control and associated RF and digital communications businesses and also adding new capabilities and applications by acquisition of specifically targeted product and development oriented companies. Our growth program envisions expanding the footprint of the satellite ground station to include such areas as space and ground situational awareness, visualization, unmanned aerial vehicle (“UAV”) communication links, satellite payload control, mission planning, satellite communication networks, data fusion, and others.

Marketing

During 2007, we established the office of New Business and Technology Development to better coordinate the continuing activities of our operations-based and program-oriented marketing program, while developing and implementing a corporate vision and strategic growth program. As noted in “Item 1. Business — Strategic Growth Initiatives”, we have embarked on a strategic growth program keyed to both growing our core satellite ground station command and control and associated RF and digital communications businesses and also adding new capabilities and applications by acquisition of specifically targeted product and development oriented companies.

We will continue to engage senior management, business area managers, and senior technical staff to develop and execute marketing plans, prepare and present proposals, collect marketing information dealing with current and future programs at existing and potential customers, and develop a network of industry marketing contacts through contract performance, informal briefings, participation in industry organizations and from published literature, and industry client and multi-client studies.

To complement our enhanced marketing efforts and strategic growth planning, we entered into an agreement with a public relations firm to organize and implement a continuous public relations program to ensure that our vision and strategic growth initiatives, together with current operating program successes and achievements, are effectively communicated and highlighted to our shareholders, our employees, our customers, the industry, and equity markets as a whole.

We will continue to seek business believed to be of long-term benefit based on considerations such as technical sophistication, favorable market positioning, and potential product spin-offs. This approach to marketing is mirrored in our products which are highly adaptable to growth and change in the requirements of each user.

Research and Development (R&D)

We believe that investment in R&D is of vital importance to our continued success. Part of our strategy is to understand the changing needs of our customers and then be prepared to meet those needs as they arise in new programs or in new program functions. We conduct R&D efforts to sustain and advance our technology base, to gain a competitive advantage, and to secure new contracts. Our efforts are more oriented to development than research in a scientific sense and we seek to leverage commercially available products when possible. During the most recent fiscal year, approximately 47% of our R&D expenditures were made to sustain and enhance existing products and 53% of our R&D expenditures were directed towards continuing and completing the development of new and improved product capabilities for RT Logic, Newpoint, and SAT involving high rate signal processing, frequency conversion, and signal monitoring systems. The benefits of these investments were realized in part during 2007 for SAT, leading to a greater than 43% increase in revenue compared to 2006. The benefits of these investments are anticipated to further increase SAT revenues and also those of RT Logic and Newpoint during fiscal year 2008 and beyond. Expenditures for R&D totaled to approximately $2.5 million, $2.6 million, $2.4 million, and $3.7 million for fiscal years 2007, 2006, 2005 and 2004, respectively. We anticipate making similar R&D investments at an increased level in the future to create new and improved products in support of our strategic growth initiatives.

U.S. Government Contracts

We provide satellite ground systems and engineering services to the U.S. Government and to companies with prime contracts with the U.S. Government. Our systems include a broad range of functions necessary for satellite mission support including ground station monitoring and control, satellite telemetry and command processing, mission planning, satellite orbit determination and maneuver planning, data archiving and analysis, and mission data processing and analysis. We provide our government customers complete operational ground systems as well as individual ground system components by utilizing our diverse suite of products.

Our Government segment customers typically require extensive post-acquisition support to successfully implement our products. To address the unique requirements relating to the government, we seek to provide our customers with all of the necessary services required for mission success including program management, systems engineering and integration, software development, security engineering, and operations and maintenance support. In addition, to meet government program management and security requirements, we offer accredited EVMS and secure processing facilities.

Revenues from U.S. Government contracts are derived from a combination of contracts with the U.S. Government and subcontracts with other companies that have prime contracts with the U.S. Government. Our Government customers include the DoD, and both civilian and national agencies. Specifically, our contracts that are directly with government clients include the U.S. Air Force, NOAA, The Jet Propulsion Laboratory, Sandia National Laboratory, and the Johns Hopkins/Applied Physics Laboratory. We also have subcontracts with major aerospace companies that support the U.S. Government including Lockheed Martin, Northrop Grumman, and Boeing.

For fiscal years 2007, 2006, and 2005, approximately 80%, 79%, and 77%, respectively, of our revenues were derived from prime contracts or subcontracts funded by the U.S. Government.

The U.S. Air Force represented 56%, 55%, and 57% of our revenues, respectively, for fiscal years 2007, 2006, and 2005 through prime contracts or subcontracts. We expect that a significant amount of our revenue for fiscal year 2008 will continue to be derived from Air Force contracts and subcontracts since we have two large Air Force contracts that are scheduled to continue to earn significant revenue in fiscal year 2008. Under one contract, we are leading a team of subcontractors, on behalf of the Air Force Space Command in building a system intended for global satellite communications interference detection, characterization, event reporting, and mission impact assessment for U.S. owned, operated, or used space systems through delivery of a suite of RF interference sensors, geolocation equipment, and centralized control. The other significant contract is with the Air Force Space and Missiles System Center (“SMC”). Under this contract, we are leading a team of subcontractors to produce a modern, consolidated command and control infrastructure for the military’s fleet of communication satellites, including MILSTAR, Advanced EHF, and Wideband Global Satellite.

U.S. Government contracts are awarded by formal sealed bidding or negotiation. Negotiated procurements may, but do not necessarily, involve the solicitation of competitive proposals. If competitive proposals are solicited, the U.S. Government selects the proposal most advantageous to it and may or may not conduct negotiations with the offerors before awarding the contract.

Many of the U.S. Government programs in which we participate as a contractor or subcontractor extend for several years but are funded only on an annual basis. Accordingly, our contracts and subcontracts are subject to termination, reduction, or modification in the event of changes in the government’s requirements or budgetary constraints. When we participate in a project as a subcontractor, we are subject to the risk that the prime contractor may fail or be unable to perform the prime contract. All of our U.S. Government contracts and subcontracts are also subject to termination for “convenience,” or without cause. In this situation, we would be reimbursed for allowable costs up to the date of termination and would be paid a proportionate amount of the fees attributable to the work actually performed.

Our books and records are subject to audit by the Defense Contract Audit Agency (“DCAA”). Such audits can result in adjustments to contract costs and fees. Thus far, we have not been required to make any material audit adjustments. Our Lanham-based government operations have been audited by the DCAA through fiscal year ended September 30, 2004. Our RT Logic subsidiary has been audited by the DCAA through September 30, 2005. Newpoint, SAT, ISI Europe, and Lumistar are not currently subject to audits by the DCAA.

Non-U.S. Government Contracts

We also have contracts with commercial and international organizations. For fiscal years 2007, 2006, and 2005, approximately 20%, 21%, and 23%, respectively, of our revenues were derived from non-U.S. Government contracts. These contracts are typically with commercial satellite operators, satellite manufacturers, aerospace systems integrators, telecommunications companies, and foreign governments. For these fiscal years, there was no one customer that accounted for more than 10% of our revenue.

Some of our commercial contracts are with international organizations. For fiscal years 2007, 2006, and 2005, approximately 10%, 11%, and 11%, respectively, of our revenue was derived from international organizations. Various agencies and departments of the U.S. Government regulate our ability to pursue business opportunities outside the United States. Exports of space-related products, services, and technical information require licenses granted by the U.S. Government. For our products, services, or technical information requiring such a license, we do not currently have blanket authorization for their export and may not be able to obtain the necessary licenses or approvals on a per transaction basis. We currently have some contracts that are subject to currency fluctuations in foreign markets. The value of these contracts is not material and therefore no currency fluctuation mitigation contracts are presently in place. We may use foreign currency exchange contracts to mitigate currency fluctuation in the future if the volume of business increases.

Most of our commercial contracts are awarded competitively and are performed on a fixed-price basis. Typically, these contracts are our products and/or turnkey systems that are delivered by us in time frames ranging from a few weeks to eighteen months. Payment is most often based on delivery milestones established in the contract. These contracts may include a warranty period that lasts one to two years. We offer our software support subscription on a fixed-price basis and customized support for the system on a fixed-price or time and material (“T&M”) basis. Contracts may require us to post a performance bond, establish an irrevocable letter of credit, or agree to pay liquidated damages in the event of late delivery.

Competition

We routinely experience significant competition. Several large aerospace/defense contractors have developed satellite control systems either in-house as primary contractors or through subcontractors. As a result, some of our competitors are also current or potential customers. Our primary competitors include the following:

•	Lockheed Martin Corporation

•	Boeing Satellite Systems

•	Northrop Grumman

•	Honeywell International, Inc. (formerly AlliedSignal)

•	General Dynamics

•	Computer Sciences Corporation

•	Alcatel Alenia Space

•	Astrium

•	Raytheon Company

•	Intelsat

•	GMV

•	Harris

•	L3

•	SS/L

•	Orbital Sciences Corporation

•	Avtech

•	ViaSat

•	SEMCO

Many of our competitors are significantly larger than we are and have greater financial resources than us. Some of these competitors are divisions or subsidiaries of large, diversified companies that have access to the financial resources of their parent companies. We may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, several smaller companies have specialized capabilities in similar areas. Our products also face competition from certain off-the-shelf products developed by the U.S. government for satellite command and control. We cannot predict how our competitive position may be affected by changing economic or competitive conditions, customer requirements, or technological developments. We principally obtain contracts and subcontracts through competitive procurements offered by the U.S. government or commercial enterprises.

Backlog and Seasonality

Our estimated backlog is as follows (in thousands):

	September 30, 2007	September 30, 2006	September 30, 2005
Outstanding Commitments	$75,500	$45,700	$47,700
General Commitments	175,000	202,400	196,000

Total	$250,500	$248,100	$243,700

Outstanding commitments consist of contracts where we have a firm commitment by the customer to provide specific products and/or services, frequently over an extended period of time. The increase in outstanding commitments backlog in fiscal 2007 relates primarily to booking in 2007 that exceeded revenue recognized in 2007 for all of our operating segments. Major bookings in 2007 include the NSPO ground, Protostar P-1 and Rascom projects in our Ground Systems—Commercial segment, the PAN and CCS-C projects in our Ground Systems—Government segment, and higher bookings for Honeywell, JPL, General Dynamics, Lockheed Martin, and Sandia Labs in our Space Communications Systems segment. Our product bookings and backlog grew in the Corporate segment due to several new sales to our customers on existing projects.

General commitments consist of contracts that have been awarded to us where our customer has certain contract options that management believes are likely to be exercised in the future. Contract options are our contractual agreement to provide future products or services in the event that the customer exercises those future options. The decrease in general commitments backlog in fiscal 2007 relates primarily to firming up commitments from the PAN and CCS-C projects in our Government segment, which resulted in the transfer of that backlog from general commitments in 2006 to firm commitments in 2007.

Many of our contracts are multi-year contracts with option years, and portions of these contracts are carried forward from one year to the next as part of our contract backlog. Our total contract backlog represents management’s estimate of the aggregate unearned revenues expected to be earned by us over the life of all of our contracts, including option periods. Because many factors affect the scheduling of projects, we cannot predict when revenues will be realized on projects included in our backlog. In addition, although contract backlog represents only business where we have written agreements with our customers, cancellations or scope adjustments may occur.

Accordingly, we believe that backlog is not necessarily indicative of future revenues. Our business is cyclical, but it is not seasonal to any significant extent. Our backlog typically is subject to fluctuations from quarter to quarter as existing contracts are renewed or new contracts are awarded.

Raw Materials

We require the use of various raw materials, including racks, chassis, servers, single-board-computers, printed wiring boards, and cables in our assembly processes. These raw materials are used primarily in our Space Communication Systems segment. We purchase a variety of manufactured component parts from various suppliers. At times, we concentrate orders among a few suppliers in order to strengthen our supplier relationships and receive quantity discounts. Raw materials and component parts are generally available from multiple suppliers at competitive prices.

We have several cooperation agreements with a French supplier for certain modem systems that we further customize and deliver to customers. These agreements are subject to termination by either party and at any time. To date, the relationship with the supplier is very good. The agreements provide for the support of delivered product in the event of agreement termination. However, an unanticipated termination of the cooperation agreements could be disruptive to our generation of revenues as we would be unable to bid additional work that depends on the modems.

Proprietary Rights

We regard our products as proprietary trade secrets and confidential information and have made the strategic decision not to seek patent protection for our software, hardware, or systems and instead we rely on a combination of common law copyright and trade secret laws, third-party nondisclosure agreements, and other industry standard methods for protecting ownership of our proprietary software, hardware, and systems. Therefore, none of our software, hardware, or systems are patented. We generally register trademarks with respect to new products and new versions of our software as it is developed. In spite of these precautions, however, an unauthorized third party could obtain and use information that we consider proprietary. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. We do not have confidentiality agreements with all of our employees. We believe that we have all necessary rights to market our products, although it is possible that third parties will assert infringement claims in the future.

Employees

As of September 30, 2007, we had approximately 455 full-time employees. Competition for highly skilled employees is intense. We believe that our employees and their knowledge and capabilities are a major asset and we have been successful in attracting and retaining skilled employees in our core business areas. We believe that our overall relations with our employees are good. None of our employees are covered by collective bargaining agreements.

Starting June 2007 our Board of Directors initiated a number of changes relating to strengthening our senior management team and enhancing the corporate infrastructure. These changes included: the addition of an interim and now permanent CEO and President, Alan Baldwin; an interim CFO and Treasurer, William Lewis; the transfer of the past CEO, Peter Gaffney, to a newly created position of Executive Vice President of New Business and Technology Development; and the transfer of the previous CFO, Elaine Brown, to a newly created position of Executive Vice President of Administration and Secretary. The program to strengthen management and the corporate infrastructure has continued to include the addition of: a new permanent Executive Vice President and CFO, William Bambarger, who also assumed the position of Treasurer effective December 1, 2007, upon Mr. Lewis’ resignation from that position; a new Corporate Controller, Hemi Lee-Gallagher; and a new Vice President of Human Resources, Jeffrey Rosolio. During this process, the corporate organization structure was also modified to create and fill the positions of Director of Security and Director of Quality Assurance, both reporting to the CEO. Arnie Hunter was hired as the new Director of Security, and Joseph Nickey was promoted internally as the new Director of Quality Assurance. The improvement program is now fully focused on the development and documentation of the requisite departmental systems and associated processes and procedures.

Available Information

Our headquarters is located at 5000 Philadelphia Way, Lanham, Maryland 20706. Our telephone number is (301) 731-4233. Our web site address is www.integ.com.

We make available free of charge on our internet web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (“SEC”). Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation Committee and Nominating Committee of our Board of Directors are also posted on our website at www.integ.com/CorporateGovernance. Stockholders may also request copies of these documents by writing to our Corporate Secretary at 5000 Philadelphia Way, Lanham, MD 20706.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, careful consideration of the following factors is recommended which could materially affect our business, financial condition, cash flows, or future results. Any one of these factors could cause our actual results to vary materially from recent results or from anticipated future results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, and/or operating results.

•	A significant portion of our revenue is derived from contracts or subcontracts funded by the U.S. government.

The following table lists the approximate revenues, as a percentage of our total revenues, derived from contracts funded by the U.S. government and by one particular agency of the U.S. government, the Department of the Air Force, for fiscal years 2007, 2006, and 2005.

Time Period	Percentage of revenues derived from contracts and subcontracts funded by the U.S. government	Percentage of revenues derived from contracts and subcontracts funded by the Department of the Air Force
Fiscal year 2007	80%	56%
Fiscal year 2006	79%	55%
Fiscal year 2005	77%	57%

We expect that U.S. government business, primarily derived from Department of the Air Force contracts and subcontracts, is likely to continue to account for a significant portion of our revenues in the future. Our financial performance may be adversely affected by changing U.S. government procurement practices and policies as well as declines in U.S. government civilian and defense agency spending. The factors that could have a material adverse effect on our ability to win new contracts with the U.S. government, or retain existing contracts, include the following:

•	budgetary constraints;

•	changes in U.S. government funding levels, programs, policies, or requirements;

•	technological developments;

•	changes in level of U.S. government funds available for services that we provide;

•	the adoption of new laws or regulations; and

•	general economic conditions.

Some of our U.S. government contracts individually contribute a significant percentage of our revenues. Our single largest contract with the Department of the Air Force represents approximately 24% of our revenues for fiscal year 2007 and a small number of other large U.S. government contracts are likely to continue to account for a significant percentage of our revenues in the future. Termination of any of these contracts or our inability to renew or replace these contracts when they expire for any reason could have a material adverse effect on our business, financial condition, or results of operations.

•	Our contracts and subcontracts that are funded by the U.S. government are subject to termination without cause by the U.S. government.

All of our contracts and subcontracts that are funded by the U.S. government are subject to termination by the U.S. government for “convenience,” which means termination without cause. Should the U.S. government terminate a contract without cause, we would be reimbursed for allowable costs incurred through the date of termination and would be paid a proportionate amount of the stipulated profits or fees attributable to work actually performed. Termination of any of our significant U.S. government contracts could have a material adverse effect on our business, financial condition, or results of operations.

•	Our contracts and subcontracts that are funded by the U.S. government are subject to U.S. government regulations and audits.

U.S. government contracts require compliance with various contract provisions and procurement regulations. The adoption of new or modified procurement regulations could have a material adverse effect on our business, financial condition, or results of operations or increase the costs of competing for or performing U.S. government contracts. Any violation of these regulations by us could result in the termination of the contracts, imposition of fines or exclusion from U.S. government contracting and U.S. government-approved subcontracting for some specific time period. In addition, our contract costs and revenues are subject to adjustment as a result of audits by the DCAA and other U.S. government auditors. We reflect any adjustments required by U.S. government auditors in our financial statements. Although we have thus far not been required to make any material audit adjustments, it is possible that adjustments will be required in the future.

•	Our contracts and subcontracts that are funded by the U.S. government are subject to a competitive bidding process that may affect our ability to win contract awards or renewals in the future.

U.S. government contracts generally are awarded to us through a formal competitive process in which we may have many competitors. Upon expiration, U.S. government contracts may be subject, once again, to the competitive process. We may not be successful in winning contract awards or renewals in the future. Our failure to renew or replace U.S. government contracts when they expire could have a material adverse effect on our business, financial condition, or results of operations.

Our contracts and subcontracts with federal U.S. government agencies are subject to competition and awarded on the basis of technical merit, personnel qualifications, experience, and price. Our business, financial condition, and results of operations could be materially affected to the extent that U.S. government agencies believe our competitors offer a more attractive combination of the foregoing factors. In addition, new U.S. government contract awards also are subject to protest by competitors at the time of award that can result in the re-opening of the competition or evaluation process, the award of the subject contract to a competitor, or the reopening of the sealed bidding process. We consider bid protests to be a customary element in the process of procuring U.S. government contracts.

•	Our contracts and subcontracts that are funded by the U.S. government are subject to the budget and funding process of the U.S. government.

Many of the U.S. government programs in which we participate as a contractor or subcontractor extend for several years but are funded only on an annual basis. Accordingly, our contracts and subcontracts are subject to termination, reduction, or modification in the event of changes in the U.S. government’s requirements funding priorities, or budgetary constraints. Budget decisions by the U.S. government may have long-term consequences for our size and structure and that of the defense industry. If one or more of our programs is reduced, extended, or terminated, our business, financial condition, or results of operations could be adversely affected.

U.S. government contracts are conditioned upon the continuing availability of Congressional funding and are typically subject to modification or termination in the event of changes in funding. Congress usually allocates funds on a fiscal-year basis even though contract performance may take several years. At the onset of a major program, the contract is usually incrementally funded, and additional funds are normally committed to the contract by the procuring agency as funds are made available by Congress for future fiscal years. Contractors often experience revenue uncertainties during the first quarter of the U.S. government’s fiscal year, which begins October 1, until differences between budget requests and appropriations are resolved. To date, Congress has funded all years of the multi-year major program contracts for which we have served as prime contractor or subcontractor, but this may not continue in the future.

•	We enter into fixed-price contracts that could subject us to losses in the even that we have cost overruns

A significant portion of our revenues are generated from the sale of services and products to commercial customers. Many of our commercial contracts are for a fixed price and can subject us to substantial risks relating to unexpected cost increases and other factors outside of our control. Our revenues on fixed-price contracts are recognized on a percentage-of-completion basis and we calculate an estimate of completion to determine revenue for each fixed-price project. As a result, contract price and cost estimates on fixed-price contracts are reviewed periodically as the work progresses, and adjustments are reflected in income in the period when the estimates are revised. We may fail to anticipate technical problems, estimate costs accurately, or control costs during performance on a fixed-price contract. Any of these failures may reduce our profit or cause a loss under our commercial contracts.

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

The satellite ground system industry is very competitive and marked by continuous technological challenges. Several large aerospace/defense contractors have developed satellite control systems either in-house as primary contractors or through subcontractors. As a result, some of our competitors are also current or potential customers.

Many of our competitors are significantly larger than we are and have greater financial resources than we have. Some of these competitors are divisions or subsidiaries of large, diversified companies that have access to the financial resources of their parent companies. We may not be able to compete effectively with these companies or maintain them as customers while competing with them on other contracts. In addition, several smaller companies have specialized capabilities in similar areas. Our products also face competition from certain off-the-shelf products developed by the U.S. government for satellite command and control. We cannot predict how our competitive position may be affected by changing economic or competitive conditions, customer requirements, or technological developments. We principally obtain contracts and subcontracts through competitive procurements offered by the U.S. government or commercial enterprises. We may not be able to compete successfully.

•	We are subject to risks associated with our growth strategy and acquiring other companies.

We may continue to look for complementary businesses to acquire so that we can strengthen and expand our core business and may not be able to find any attractive candidates or determine that the acquisition terms proposed by potential acquisition candidates are not favorable to us. We may compete with other companies for these acquisition candidates, which may make an acquisition more expensive for us. Instability in the U.S. securities markets and volatility in our stock price may make acquisitions with our stock more expensive. If we are unable to identify and acquire suitable candidates, we may not be able to grow beyond the growth that we have experienced in the past several fiscal years. Accordingly, our acquisition strategy may not improve our overall business, financial condition, and results of operations, and could weaken them.

•	We may be exposed to product liability or related claims with respect to our products.

Our products are mission-critical parts of sophisticated and extremely expensive satellite and range safety systems. Should a satellite mission fail, or should the system’s service become unavailable due to a failure or malfunction in the ground system, or should a space launch vehicle be destroyed as a result of malfunction, we could be sued for product liability or related claims. Moreover, we have found obtaining insurance to cover product liability claims to be impractical and not cost effective. Any product liability or related claim could therefore have a material adverse effect on our business, financial condition, or results of operations.

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

For fiscal year 2007, approximately 10% of our revenue was derived from our international operations. Business in countries outside the United States carries additional managerial, operational, legal, and political risks. These operations are subject to changes in government regulations and telecommunications standards, tariffs or taxes, and other trade barriers. Our agreements relating to foreign operations may be enforceable only in foreign jurisdictions so that it may be difficult for us to enforce our rights.

We currently have several contracts that are subject to currency fluctuations in foreign markets. The value of these contracts is not material. To mitigate currency fluctuation, we may periodically use foreign currency exchange contracts. If we enter into these types of contracts in the future, the limited availability of U.S. currency in certain local markets could prevent a contracting party from making payments to us in U.S. dollars or exchange rate fluctuations could adversely affect our revenues. We may not enter into foreign currency exchange contracts to mitigate currency fluctuation in the future or, even if we do enter into such hedging transactions, they may not protect us from currency fluctuations.

Various agencies and departments of the U.S. government regulate our ability to pursue business opportunities outside the United States. Exports of space-related products, services, and technical information require licenses granted by the U.S. government. We do not currently have blanket authorization for export of our products and services. We may not be able to obtain blanket export authorization in the future. In addition, we may not be able to obtain necessary licenses or approvals on a per-transaction basis, and our inability to do so, or our failure to comply with the terms of the authorization when granted, could have a material adverse effect on our business, financial condition, or results of operations.

•	Our business is dependent on the availability of certain components and raw materials that we buy from suppliers.

Through our RT Logic and Lumistar subsidiaries, we have several cooperation agreements with a French supplier for certain modem systems we further customize and deliver to customers. These agreements are subject to termination by either party. The agreements provide for the support of delivered product in the event of agreement termination. However, our business could be adversely impacted by factors affecting our supplier (such as the destruction of our suppliers’ facilities or their distribution infrastructure, a work stoppage or strike by our suppliers’ employees, or the failure of our suppliers to provide materials of the requisite quality), or by increased costs of such raw materials or components if we were unable to pass along such price increases to our customers. Because we maintain a relatively small inventory of raw materials and component parts, our business could be adversely affected if we were unable to obtain these raw materials and components from our suppliers in the quantities we require or on favorable terms, and an unanticipated termination of the cooperation agreements could be disruptive to revenue attainment as we would be unable to bid additional work that depends on the modems.

•	We depend upon attracting and retaining a highly skilled professional staff.

Our success will depend in part upon our ability to attract, retain, train, and motivate highly skilled employees, particularly in the area of information technology. We face significant competition for employees with the computer and technology skills required to perform our services and create our products. In addition, we must often comply with provisions in U.S. government contracts that require specified levels of education, work experience, and security clearances for our employees. We may not be successful in attracting a sufficient number of highly skilled and qualified employees in the future. For all of these reasons, the loss of our key technical personnel, or our inability in the future to attract key employees or to relocate them as required by customers, could have a material adverse effect on our business, financial condition, or results of operations.

•	We depend on the services of our key personnel.

Our success depends to a significant degree on our key management personnel, especially the following:

•	Alan W. Baldwin, Chief Executive Officer and President

•	Peter J. Gaffney, Executive Vice President of New Business and Technology Development

•	William M. Bambarger, Jr., Executive Vice President and Chief Financial Officer and Treasurer

•	Elaine M. Brown, Executive Vice President, Administration and Secretary

•	Stuart Daughtridge, Executive Vice President, Commercial Segment

•	James Schuetzle, Executive Vice President, Government Division

•	Mark D. McMillen, Chief Executive Officer, RT Logic

We have employment agreements with some of these individuals. The loss of any one of these key management personnel could have a material adverse effect on our business, financial condition, or results of operations. We do not maintain key man life insurance policies on any members of management.

•	We depend upon intellectual property rights and risk having our rights infringed.

Much of our business is derived from work product, software programs, designs, algorithms, methodologies, and other information that we have privately developed. We have made a strategic decision after discussion with intellectual property counsel not to seek patent protection for our software, hardware, and systems. We have registered many of our trademarks. Although we seek to protect our intellectual property with a combination of common law and registered trademarks and copyrights, and software license and confidentiality agreements with third parties, these measures may not prevent unauthorized disclosure or use of our technical knowledge, practices, or procedures, or that others may not independently develop similar knowledge, practices, or procedures. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. Moreover, we do not have confidentiality agreements with all of our employees. Disclosure or loss of control over our privately developed information could have a material adverse effect on our business, financial condition, or results of operations. We may also be subject to litigation to defend against infringement claims. Any litigation with respect to our intellectual property rights would be costly and could divert management’s attention, either of which could have a material adverse effect on our business, financial condition, or results of operations. Adverse determinations in litigation involving our intellectual property could:

•	Result in the loss of our intellectual property rights;

•	subject us to significant liabilities;

•	require us to seek licenses from third parties; or

•	prevent us from selling our services or products.

Any one of the foregoing consequences could have a material adverse effect on our business, financial condition, or results of operations.

Under some government contracts, we may develop software that in the future we may decide to commercialize. In order to commercialize that software, we might need to invest additional R&D funds to re-market the software as a commercial product. If the product was developed using any government funding, government regulations and contract provisions may prevent us from selling the resulting product to any government agencies. If the primary market for a potential product is government agencies, we may not be able to recover invested funds through sale of the product. In addition, the government may acquire certain rights to software programs we develop that are funded under government contracts or subcontracts and may disclose information with respect to those programs or products to third parties, including our competitors.

•	The estimated backlog under our U.S. government contracts is not necessarily indicative of revenues that will actually be realized under the contracts.

Many of our U.S. government contracts are multi-year contracts and contracts with option years, and portions of these contracts are carried forward from one year to the next as part of our contract backlog. Backlog means the total value of all contracts less the revenues earned to date on those contracts. The estimated backlog under a U.S. government contract is not necessarily indicative of revenues that will actually be realized under that contract. Congress normally appropriates funds for a given program on a fiscal-year basis, even though actual contract performance may take many years. As a result, contracts ordinarily are only partially funded at the time of award, and additional monies are normally committed to the contract by the contracting agency as Congress makes appropriations in subsequent fiscal years. It is possible that Congress will not appropriate funds or that procuring agencies will not commit funds to our U.S. government contracts for their anticipated terms. In addition, most of our U.S. government contracts have an initial term of one year plus a number of option years. The U.S. government may not extend a particular contract through its option years. Certain of our large contracts provide that we will not receive payment until the services under those contracts are requested and performed. Cancellations or adjustments in the terms of these contracts could occur. In addition, our services under these contracts may not be requested at currently anticipated levels in the future.

•	Performance of some of our U.S. government contracts may require security clearance.

Some of our contracts with U.S. government agencies require that some of our employees and procedures meet security clearance requirements. If problems develop meeting security clearance requirements, those problems could materially limit our ability to perform these contracts.

•	Some of our contracts are subject to security classification restrictions.

We derive some of our revenues and profits from programs that are subject to security classification restrictions (restricted business), which could limit our ability to discuss details about these programs, their risks or any disputes or claims relating to such programs. As a result, investors might have less insight into our restricted business than our other businesses or could experience less ability to evaluate fully the risks, disputes or claims associated with restricted business.

•	The market price of our common stock may be volatile.

The market price of securities of technology companies has historically faced significant volatility. In addition, the stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. Many factors that have influenced trading prices will vary from period to period, including:

•	actual or anticipated operating results;

•	growth rates;

•	changes in estimates by analysts;

•	market conditions in the industry;

•	changes in our earnings and revenues or quarterly operating results;

•	announcements by competitors;

•	announcements, if any, with respect to our exploration of strategic alternatives;

•	regulatory actions; and

•	general economic conditions.

Any of these events would likely result in a material adverse effect on the market price of our common stock.

•	Our quarterly operating results may vary significantly from quarter to quarter.

Our revenues and earnings may fluctuate from quarter to quarter based on factors that include the following:

•	the number, size, and scope of our contracts;

•	equipment purchases and other expenditures required for our business;

•	bid and proposal efforts undertaken;

•	delays;

•	employee productivity;

•	adequacy of provisions for losses;

•	accuracy of estimates of resources required to complete ongoing contracts; and

•	general economic conditions

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

•

We have substantial investments in recorded goodwill as a result of prior acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.

Goodwill accounts for approximately $51 million, or 37.7%, of our recorded total assets as of September 30, 2007. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If our goodwill were to become significantly impaired, this would require substantial write downs that could materially adversely affect our results of operations and financial condition.

•

The disruption, expense, and potential liability associated with existing and future litigation against us could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

We are subject to various legal proceedings and threatened legal proceedings from time to time. Any litigation, regardless of its merits, could significantly divert management’s attention from our operations and result in substantial legal fees being borne by us. Further, actions that have been or will be brought against us may be resolved in our favor or, if significant monetary judgments are rendered against us, we may not have the ability to pay such judgments. Such disruptions, legal fees, and any losses resulting from these claims could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

•

We are currently subject to a formal investigation by the SEC and a related inquiry by NASDAQ, which could require significant management attention and legal resources and could have a material adverse effect on us.

As previously disclosed, the SEC has issued a formal order of investigation, and NASDAQ has initiated a related inquiry. The investigation and inquiry include questions as to whether Gary A. Prince was acting as a de facto executive officer of the Company prior to his promotion to the position of Executive Vice President and Managing Director of Operations of the Company in August 2006 and questions as to whether Mr. Prince was practicing as an accountant before the SEC while an employee of the Company. See “Item 3. Legal Proceedings.” The Board of Directors of the Company has established a Special Committee of independent directors of the Company to supervise our responses to such investigation and inquiry and to investigate related matters. The Special Committee has retained the law firm of Foley Hoag LLP, to serve as its independent counsel. We are cooperating fully with the SEC and NASDAQ. We are unable to determine at this time either the timing of the investigation and inquiry, the impact, if any, which the investigation and inquiry could have on us, or the outcome of the investigation or the inquiry.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

With the exception of RT Logic’s headquarters in Colorado Springs, Colorado, our operations, including those of our subsidiaries, are currently conducted in leased properties. RT Logic, our wholly-owned subsidiary, completed construction of its new headquarters of approximately 60,000 square feet at 12515 Academy Ridge View, Colorado Springs, Colorado and occupied the space commencing in August 2006. This facility is related solely to our Space Communications Systems segment. We believe that we have sufficient insurance coverage to protect our properties and assets.

The following table describes the location, square footage and lease expiration of our existing leased facilities:

LOCATION	SIZE (Square Footage)	EXPIRATION DATE	RELATED BUSINESS SEGMENT
Integral Systems, Inc. 5000/5200 Philadelphia Way Lanham, MD 20706	83,974	October 31, 2015	Ground Systems – Government segment, Ground Systems Commercial segment, and Corporate segment

Integral Systems, Inc. 980 Technology Court Colorado Springs, CO 80915	33,190	May 31, 2010	Ground Systems – Government segment

Integral Systems, Inc. 400 Continental Blvd., 6th Floor El Segundo, CA 90245	580	September 1, 2008	Ground Systems – Commercial Segment

Integral Systems, Europe S.A.S.Buroparc III Voie 2 31675 Labege Cedex Toulouse France	4,532	November 30, 2013	Ground Systems – Commercial segment

SAT Corporation 931 Benecia Avenue Sunnyvale, CA 94085	10,000	November 30, 2009	Ground Systems – Commercial segment

Newpoint Technologies, Inc. 8B Industrial Way Salem, NH 03079	4,290	September 30, 2008	Ground Systems – Commercial segment

RT Logic, Inc. 8591 Prairie Trail Drive Englewood, CO 80112	11,750	April 30, 2009	Space Communications Systems segment

Lumistar, Inc. 2701 Loker Avenue West Carlsbad, CA 92008	8,109	April 30, 2008	Space Communications Systems segment

TOTAL LEASED SPACE	174,264

ITEM 3.	LEGAL PROCEEDINGS

As previously disclosed, on March 1, 2007, we learned that the SEC had issued a formal order of investigation regarding the Company. We and certain of our officers have received subpoenas in connection with the investigation. The Board of Directors of the Company established a Special Committee of independent directors of the Company to supervise our responses to the SEC’s investigation and to investigate related matters. The Special Committee consists of the following members of our Board of Directors: John M. Albertine, Paul Casner, William F. Leimkuhler, and R. Doss McComas. The Special Committee has retained the law firm of Foley Hoag LLP to serve as its independent counsel.

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

We have certified compliance with the SEC’s subpoena to the Company, and are cooperating fully with the SEC and NASDAQ in connection with the investigation and the inquiry.

Effective March 30, 2007, we terminated the employment of Mr. Prince. Mr. Prince’s employment termination was at the direction of the Special Committee, as a result of investigation of the Special Committee concerning the matters under investigation by the SEC and the related inquiries by NASDAQ. We had placed Mr. Prince on paid administrative leave effective November 1, 2006, pending developments in the inquiries by the SEC and NASDAQ and the ongoing investigation by the Special Committee. On April 24, 2007, Mr. Prince sent a letter to us demanding a severance payment of $0.2 million and a bonus payment of $60 thousand for fiscal year 2006 services. On May 17, 2007, Mr. Prince filed a lawsuit in Prince George’s County Maryland against us demanding payment of $0.9 million for unpaid wages and treble damages related thereto. We disputed the claims made in the letter and the lawsuit by Mr. Prince. On November 19, 2007, the Company and Mr. Prince entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”) in full and complete settlement of the Lawsuit. Under the Settlement Agreement, we agreed to pay Mr. Prince a total of $110 thousand, of which $65 thousand will be treated as wages and $45 thousand will be treated as non-wages and as reimbursement of a portion of Mr. Prince’s legal fees. We agreed to make the foregoing payments within seven (7) days following dismissal of the lawsuit with prejudice. The Settlement Agreement also includes mutual general releases by each of the Company and Mr. Prince with respect to the other, except that both parties agreed that the Indemnification Agreement between them effective December 4, 2002 and the Affirmation and Undertaking Re: Advance for Expenses between them dated October 17, 2006 will remain in full force and effect, and that both parties reserve all rights under both agreements. The Settlement Agreement further provides that by making the payment to Mr. Prince, we are not admitting any wrongdoing or liability and, instead, that any wrongdoing or liability is expressly denied.

In November 2004, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with LJT & Associates, Inc. (“LJT”) to sell all assets of our antenna division. In December 2006, we received notice that LJT & Associates Inc. (“LJT”) filed an action against us on December 2, 2006 in the circuit court for Howard County, Maryland, seeking unspecified damages for the alleged wrongful hiring of a former LJT employee by us. LJT claimed that we breached our Asset Purchase Agreement as well as the employee’s employment agreement, and LJT claimed that we conspired to, and did, misappropriate some of LJT’s trade secrets. LJT has subsequently claimed in correspondence with us that we would be liable to them for damages in excess of $1,000,000 and LJT would seek to recoup attorney’s fees incurred in supporting this claim. We have steadfastly rejected all of these claims and are seeking to resolve the matter. While we presently cannot reasonably estimate the amount of a satisfactory settlement, if any, we believe that our potential financial exposure in this matter will not have a material effect on our future earnings.

We believe that the final outcome of the matters described above will not have a significant adverse effect on our financial position or results of operations. However, if litigation as described above proceeds, and even if our defense is successful, the litigation could require significant management time and will be costly. Should we not prevail in this litigation matter, our operating results, financial position, and cash flows could be adversely impacted.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ National Market under the symbol “ISYS.” The following table sets forth for the quarters indicated the high and low sales price of our common stock and the cash dividends declared quarterly per share of common stock.

	High	Low	Dividend Per Share
2007 Fiscal Year
Fourth Quarter	$26.41	$21.45	$0.07
Third Quarter	$26.06	$22.59	$0.07
Second Quarter	$25.75	$21.42	$0.07
First Quarter	$32.55	$22.44	$0.07

2006 Fiscal Year
Fourth Quarter	$31.74	$27.69	$0.05
Third Quarter	$29.49	$25.12	$0.05
Second Quarter	$26.63	$20.69	$0.05
First Quarter	$22.57	$19.92	$0.05

As of November 30, 2007, there were approximately 2,300 holders of record or beneficiaries of our common stock.

Dividends

Prior to fiscal year 2004, we had not paid any cash dividends. In fiscal years 2005, 2006 and 2007, we paid dividends per share of $0.16, $0.20 and $0.28, respectively. On December 5, 2007, our Board of Directors made a determination to cease the payment of dividends for the foreseeable future beginning with for fiscal 2008 in order to maximize the Company’s ability to invest in future R&D, marketing, and business development efforts and strategic acquisition efforts that, in the Boards opinion, will result in a greater return for our shareholders. As we contemplate these strategic efforts to grow the Company, the Board will continue to evaluate the most effective measures that it can take to maximize shareholder value. Payments of dividends in the future, if any, will be determined in light of any applicable contractual restrictions limiting our ability to pay dividends, our earnings, financial condition, capital requirements and other factors deemed relevant by the Board. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

The following line graph compares cumulative total stockholder returns for the period from September 30, 2002 through September 30, 2007 for (1) our common stock; (2) the NASDAQ Computer & Data Processing Services Stock; and (3) the NASDAQ Market Index – U.S. The graph assumes an investment of $100 on September 30, 2002, and includes reinvestment of dividends. The performance shown is not necessarily indicative of future performance.

Share Repurchases

On September 12, 2007, we accepted for purchase 1,850,000 shares of our common stock under tender offer announced on August 14, 2007. The following table summarizes shares repurchased by us pursuant to the tender offer during the quarter ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May yet be Purchased Under the Program
July 1 – July 31	0	N/A	N/A	N/A
August 1 – August 31	0	N/A	N/A	N/A
September 1 – September 30	1,850,000	$27.00	1,850,000	N/A
Total	1,850,000	$27.00	1,850,000	N/A

The information required by this item relating to equity compensation plans is incorporated by reference from the information under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our proxy statement for the Annual Meeting of Shareholders to be held on February 20, 2008.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data for the fiscal years ended September 30, 2007, 2006, 2005, 2004, and 2003. The financial data for the fiscal year ended September 30, 2003 have been derived from our financial statements, which have been audited by Ernst & Young, LLP, independent registered public accounting firm. The financial data for the fiscal years ended September 30, 2005 and 2004 have been derived from our financial statements, which have been audited by Grant Thornton, LLP, independent registered public accounting firm. The financial data for the fiscal years ended September 30, 2007 and 2006 have been derived from our financial statements, which have been audited by Bernstein & Pinchuk, LLP, independent registered public accounting firm, as set forth in the financial statements and notes thereto presented elsewhere herein.

The following information should be read in conjunction with our financial statements and notes thereto presented elsewhere herein. See “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended September 30,
	2007	2006	2005	2004	2003[2]
	(in thousands, except for per share data)
Statement of Operations Data:
Revenue	$128,654	$116,531	$97,725	$90,311	$82,585
Gross profit	42,346	37,809	27,131	27,481	24,312
Income from operations	17,277	18,279	9,824	10,351	8,802
Net income	$12,826	$12,339	$6,301	$6,761	$5,019

Cash dividends declared per common share	$0.28	$0.20	$0.16	$0.12	$—
Income per share:
basic	$1.17	$1.13	$0.61	$0.68	$0.52
diluted	$1.17	$1.12	$0.60	$0.67	$0.51
Weighted average number of common shares:
basic[1]	10,984	10,891	10,282	9,895	9,713
diluted[1]	10,993	11,004	10,534	10,150	9,860

	As of September 30,
	2007	2006	2005	2004	2003[2]
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$23,894	$24,659	$24,775	$18,199	$22,527
Working capital	39,018	74,716	70,339	64,278	60,715
Total assets	136,061	166,851	149,196	132,466	122,793
Long-term obligations, net of current	—	—	126	1,453	2,468
Stockholders’ equity	$106,547	$142,702	$120,686	$105,339	$95,629

1	For all periods presented, the difference between income and net income per common share-basic and income and net income per common share-diluted relates to the effect of dilutive securities, including employee stock options and the shares relating to contingent consideration payable to former RT Logic shareholders in connection with the acquisition of RT Logic.
2	During fiscal year 2003, we completed the acquisition of RT Logic.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We build satellite ground systems and equipment for command and control, integration and test, data processing, and simulation. Since our inception, we have provided ground systems for over 200 different satellite missions for communications, science, meteorology, and earth resource applications. We have an established domestic and international customer base that includes government and commercial satellite operators, spacecraft and payload manufacturers, and aerospace systems integrators.

We measure financial performance for each operating segment based on income from operations, which consists of revenue less cost of revenue, selling, general & administrative, research & development, and intangible asset amortization expenses.

This section contains forward-looking statements, all of which are based on current expectations. Our projections may not in fact be achieved and these projections do not reflect any acquisitions or divestitures that may occur in the future. Reference should be made to the various important factors listed under the heading “Forward-Looking Statements” that could cause actual future results to differ materially.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates.

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. Our most critical accounting policies, which relate to revenue recognition, allowance for doubtful accounts, the recoverability of goodwill and other long-lived assets, stock-based compensation, the recoverability of deferred tax assets, and obsolescence of inventory, are discussed below.

Revenue Recognition

Contract Revenue – We earn revenues from sales of our products and services and may be either a prime contractor directly to the end-user of our products and services or we may act as a subcontractor under a contract with another contractor. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed and determinable, and collectibility is reasonably assured. We generally earn revenue under three types of contracts: fixed-price, cost-plus a fixed fee, and time & materials (T&M) contracts. Revenue under a fixed-price contract is recognized using a percentage of completion method based on costs incurred in relation to total estimated costs. Under a cost-plus contract, we are reimbursed for allowable costs within the contractual terms and conditions and are paid a negotiated fee. The fee may be fixed or based on performance incentives. Revenue recognition under a cost-plus contract is based upon actual costs incurred and a pro rata amount of the negotiated fee. Under a T&M contract, we receive fixed hourly rates intended to cover salary costs attributable to work performed on the contract and related indirect expenses, reimbursement for other direct costs, and a profit. Revenue is recognized under a T&M contract at the contractual rates as labor hours and direct expenses are incurred. To date, the vast majority of contracts for the purchase of our COTS software products have been fixed-priced in nature, either firm fixed-price contracts or T&M contracts with fixed labor rates.

The following table summarizes the percentage of revenues attributable to each contract type for the period indicated:

	Fiscal Year
Contract Type	2007	2006	2005
Cost-Plus	45%	39%	36%
Fixed-price	51%	56%	57%
Time and Materials	4%	5%	7%

Sale of Software Products – Many of our contracts include the sale of company-owned proprietary software products. Sales of our software products may take many forms. We sell (1) software only (a “Software-Only Sale”), (2) software and services together, or (3) software, services, and hardware together. In addition, depending on a customer’s requirements, we may or may not provide post-contract customer support (“PCS”).

Our recognition of revenue from sales of software products depends on specific customer requirements and the nature of the contracts involved. In accordance with SOP 97-2, “Software Revenue Recognition,” for a Software-Only Sale, we recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable, and collectibility is reasonably assured. In situations where software is sold together with services and/or hardware, we recognize software license revenue on a percentage of completion basis.

We recognize PCS revenue on a percentage of completion basis when PCS is part of a broader fixed-price contract that includes software and services. Alternatively, when PCS services (i.e., software maintenance and support) are awarded to us under a separate maintenance contract, we recognize PCS revenue on a straight-line basis pro rata over the term of the maintenance contract.

During fiscal year 2007, we incurred approximately $2.4 million in R&D costs in connection with software and hardware products. We incurred approximately $2.6 million in fiscal year 2006 and $2.4 million in fiscal year 2005 related to R&D costs.

We provide products and services under fixed-price contracts for which revenue is generally recognized using the percentage of completion method based on the relationship of actual costs incurred to total costs estimated over the duration of the contract. These estimates regarding costs underlie our determination as to overall contract profitability and the timing of revenue recognition. If we do not accurately estimate the resources required or the scope of the work to be performed, or do not manage our contracts properly within the planned periods of time or satisfy its obligations under the contracts, then actual results may differ from projected results and losses on contracts may need to be recognized. We account for cost reimbursable contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying the negotiated fee and or estimated award fee rate to actual costs on an individual contract basis. Management reviews contract performance, costs incurred, and estimated completion costs regularly and adjusts revenues and profits on contracts in the period in which changes become determinable.

Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts which is our best estimate of the amount of probable credit losses from the existing accounts receivable. A considerable amount of judgment is required in assessing the ultimate realization of individual accounts receivable balances, including the credit worthiness of each customer and the period in which customers’ financial condition deteriorate and they are no longer able to pay the balances owed to us. We determine the allowance based on historical experience, review of specific accounts, and past due balances of greater than 90 days and over a specific amount. Account balances are written off against the allowance after all reasonable means of collection have been exhausted and recovery is considered remote.

To the extent we do not recognize deterioration in our customers’ financial condition in the period it occurs, or to the extent we overestimate our customers’ ability to pay, the amount of bad debt expense recognized in a given reporting period will be impacted.

Goodwill and Other Long-Lived Assets

Long-lived assets consist of goodwill, identifiable intangible assets, trademarks and agreements, and property and equipment. Long-lived assets such as property and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill is tested annually for impairment, and is reviewed for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Factors which we consider important and that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, and significant negative industry or economic trends. We determine whether an impairment has occurred based on gross expected future cash flows, and measure the amount of the impairment based on the related future discounted cash flows. The cash flow estimates used to determine impairment, if any, contain management’s best estimates, using appropriate and customary assumptions and projections at the time. The estimates of expected cash flows require us to make significant judgments regarding future periods that are subject to some factors outside of our control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.” SFAS 123R requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. The fair value of restricted stock awards is based upon the market price of our common stock at the grant date. We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest, and the dividend yield on our common stock. If our expected option term and stock-price volatility assumptions were different, the resulting determination of the fair value of stock option awards could be materially different. In addition, judgment is also required in estimating the number of share-based awards that we expect will ultimately vest upon the fulfillment of service conditions (such as time-based vesting) or the achievement of specific performance conditions. If the actual number of awards that ultimately vest differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Deferred Income Taxes

We recognize a deferred tax asset or liability for the estimated future tax effects attributable to temporary differences as well as the effects of any net operating loss carryforwards and tax credits that may be utilized to reduce future taxes payable. Deferred tax assets and liabilities are measured using the currently enacted tax rates, and future tax rate changes are not anticipated. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including past operating results, the reversal of temporary differences, the forecasts of future taxable income from operations and investments, and ongoing feasible and prudent tax planning strategies. These assumptions require management judgment and are updated periodically based on current business conditions which affect us and overall economic conditions and are consistent with estimates being used to manage the business. If it is determined more likely than not that a deferred tax asset will not be realized, we would record a valuation allowance to reduce net deferred tax assets to the amount that is more likely to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination is made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would decrease income in the period such determination is made.

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

Recent Accounting Pronouncements

FASB Interpretation No (“FIN”) 48—”Accounting for Uncertainty in Income Taxes.” In July 2006, FIN 48 was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109—”Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. We have implemented FIN 48 beginning on October 1, 2007. Currently, we are evaluating the impact of adopting FIN 48 and do not anticipate that it will have a material effect on our consolidated financial position, results of operation, or cash flows for fiscal year 2008.

Emerging Issues Task Force (“EITF”) 06-3—“How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” In June 2006, the FASB ratified the EITF consensus on EITF Issue No. 06-3 “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. This statement is effective to financial reports for interim and annual reporting periods beginning after December 15, 2006. EITF No. 06-3 will become effective for us beginning October 1, 2007. We collect various sales and value-added taxes on certain product and service sales, which are accounted for on a net basis.

SFAS No. 157—”Fair Value Measurements.” In October 2006, FASB issued SFAS No. 157. This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities. This standard also requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. We expect to adopt this standard beginning in October 2008. Currently, we are evaluating the impact that this new standard will have on our financial position and results of operations.

SFAS No. 159 —“The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” In February 2007, the FASB issued SFAS No. 159. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. We expect to adopt this standard beginning in October 2008. Currently, we are evaluating the impact that this new standard will have on our financial position and results of operations.

Staff Accounting Bulletin (“SAB”) 108 —“Quantification of Financial Statement Misstatements.” In September 2006, the Securities and Exchange Commission issued SAB No. 108 regarding the quantification of financial statement misstatements. SAB No. 108 requires a dual approach for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 will be effective for us on October 1, 2007. The adoption of SAB No. 108 is not expected to have a material impact on our results of operations, financial position, or cash flows.

Results of Operations

	Fiscal Year Ended			Favorable (unfavorable)
	Sept. 30, 2007 (Fiscal 2007)	Sept. 30, 2006 (Fiscal 2006)	Sept. 30, 2005 (Fiscal 2005)	Fiscal 2007 Compared to Fiscal 2006	Fiscal 2006 Compared to Fiscal 2005
	(in thousands)
Revenue:
Ground Systems - Government	$67,123	$56,330	$47,609	$10,793	$8,721
Ground Systems - Commercial	24,792	20,580	17,925	4,212	2,655
Space Communication Systems	42,795	44,422	32,483	(1,627)	11,939
Corporate	5,899	6,929	7,455	(1,030)	(526)
Elimination of intersegment sales	(11,955)	(11,730)	(7,747)	(225)	(3,983)

Total revenue	128,654	116,531	97,725	12,123	18,806

Cost of revenue:
Ground Systems - Government	53,704	44,977	38,356	(8,727)	(6,621)
Ground Systems - Commercial	15,324	13,300	12,101	(2,024)	(1,199)
Space Communication Systems	24,321	25,813	17,971	1,492	(7,842)
Corporate	4,869	6,320	9,855	1,451	3,535
Elimination of intersegment cost	(11,910)	(11,688)	(7,689)	222	3,999

Total cost of revenue	86,308	78,722	70,594	(7,586)	(8,128)

Gross profit:
Ground Systems - Government	13,419	11,353	9,253	2,066	2,100
Gross Margin	20.0%	20.2%	19.4%
Ground Systems - Commercial	9,468	7,280	5,824	2,188	1,456
Gross Margin	38.2%	35.4%	32.5%
Space Communication Systems	18,474	18,609	14,512	(135)	4,097
Gross Margin	43.2%	41.9%	44.7%
Corporate and elimination of intersegment sales	985	567	(2,458)	418	3,025

Total gross profit	42,346	37,809	27,131	4,537	10,678

Gross Margin	32.9%	32.4%	27.8%
Operating expense:
Ground Systems - Government	7,470	6,480	5,323	(990)	(1,157)
Ground Systems - Commercial	4,995	4,349	4,752	(646)	403
Space Communication Systems	8,350	7,530	5,062	(820)	(2,468)
Corporate and Elimination of intersegment sales	4,254	1,171	2,170	(3,083)	999

Total operating expense	25,069	19,530	17,307	(5,539)	(2,223)

Operating income:
Ground Systems - Government	5,949	4,873	3,930	1,076	943
Operating margin	8.9%	8.7%	8.3%
Ground Systems - Commercial	4,473	2,931	1,072	1,542	1,859
Operating margin	18.0%	14.2%	6.0%
Space Communication Systems	10,124	11,079	9,450	(955)	1,629
Operating margin	23.7%	24.9%	29.1%
Corporate	(3,269)	(604)	(4,628)	(2,665)	4,024

Total operating income	17,277	18,279	9,824	(1,002)	8,455

Operating margin	13.4%	15.7%	10.1%
Other income, net	1,851	1,142	564	709	578
Income before income taxes	19,128	19,421	10,388	(293)	9,033
Provision for income taxes	6,302	7,082	4,087	780	(2,995)

Net income	$12,826	$12,339	$6,301	$487	$6,038

Revenue

Fiscal 2007 consolidated revenue increased 10.4% to $128.7 million as compared to $116.5 million in fiscal 2006. Fiscal 2006 revenue increased 19.2% to $116.5 million as compared to $97.7 million in fiscal 2005. The increase in revenue was primarily related to the following:

Ground Systems – Government revenue was $67.1 million in fiscal 2007, an increase of $10.8 million or 19.2%, compared to $56.3 million in fiscal 2006. In fiscal 2007, our Ground Systems – Government segment represented 52.2% of total revenue, compared to 48.3% in fiscal 2006. The increase in revenue in this segment in fiscal 2007 was primarily attributable to revenue increases of $9.3 million from our contracts with the U.S. Air Force and $3.5 million from recent contract awards with the U.S. government, partially offset by a decrease in revenue of $1.7 million relating to NOAA. Ground Systems – Government revenue was $56.3 million in fiscal 2006, an increase of $8.7 million or 18.3%, compared to $47.6 million in fiscal 2005. In fiscal 2006, our Ground Systems – Government segment represented 48.3% of total revenue, compared to 48.7% in fiscal 2005. The increase in revenue in fiscal 2006 was primarily attributable to revenue increases of $10.1 million from our contracts with the U.S. Air Force, which were partially offset by a decrease in revenue from NOAA.

Ground Systems – Commercial revenue was $24.8 million in fiscal 2007, an increase of $4.2 million or 20.5%, compared to $20.6 million in fiscal 2006. In fiscal 2007, our Ground Systems – Commercial segment represented 19.3% of total revenue, compared to 17.7% in fiscal 2006. The increase in revenue for this segment in fiscal 2007 was primarily attributable to revenue increases from new contract awards, in particular from the U.S. Army, and increased shipments to customers from SAT and Newpoint. Ground Systems – Commercial revenue was $20.6 million in fiscal 2006, an increase of $2.7 million or 14.8%, compared to $17.9 million in fiscal 2005. In fiscal 2006, our Ground Systems – Commercial segment represented 17.7% of total revenue, compared to 18.3% in fiscal 2005. The increase in revenue for this segment in fiscal 2006 was primarily attributable to revenue increases relating to prior years’ contract awards and increased product shipments to customers from SAT and the Command & Control units, which were partially offset by revenue decreases at Newpoint. SAT also benefited from approximately $0.7 million of revenue with our RAIDRS contract with the U.S. Air Force during 2006.

Space communication systems revenue was $42.8 million in fiscal 2007, a decrease of $1.6 million or 3.7%, compared to $44.4 million in fiscal 2006. In fiscal 2007, our space communication systems segment represented 33.3% of total revenue, compared to 38.1% in fiscal 2006. The decrease in revenue for this segment in fiscal 2007 was primarily attributable to decreases in product shipments to customers in our Lumistar subsidiary. Space communication systems revenue was $44.4 million in fiscal 2006, an increase of $11.9 million or 36.8%, compared to $32.5 million in fiscal 2005. In fiscal 2006, our space communication systems segment represented 38.1% of total revenue, compared to 33.2% in fiscal 2005. The increase in revenue in fiscal 2006 was primarily attributable to increased bookings and increased product shipments and incremental revenues from Lumistar, which was acquired in October 2005, of approximately $7.3 million.

Corporate segment revenue was $5.9 million in fiscal 2007, a decrease of $1.0 million, or 14.9%, compared to $6.9 million in fiscal 2006. In fiscal 2007, our corporate segment represented 4.6% of total revenue, compared to 5.9% in fiscal 2006. The decrease in revenue for this segment in fiscal 2007 was primarily attributable to revenue decreases of $0.6 million relating to the Antenna Division as a result of a decision to not pursue new business in this division and decreases in revenue relating to product support. Corporate segment revenue was $6.9 million in fiscal 2006, a decrease of $0.4 million or 7.1%, compared to $7.5 million in fiscal 2005. In fiscal 2006, our corporate segment represented 5.9% of total revenue, compared to 7.6% in fiscal 2005. The decrease in revenue for this segment in fiscal 2006 was primarily attributable to revenue decreases of $1.9 million relating to the Antenna Division as a result of a decision to not pursue new business in this division, partially offset by increased product sales of $1.7 million due to higher license revenue for our COTS products.

We ended fiscal 2007 with a backlog of approximately $250.5 million as compared to $248.1 million at the end of fiscal 2006. Many of our contracts are multi-year contracts and contracts with option years, and portions of these contracts are carried forward from one year to the next as part of our contract backlog. Our total contract backlog represents management’s estimate of the aggregate unearned revenues expected to be earned by us over the life of all of our contracts, including option periods. Because many factors affect the scheduling of projects, we cannot predict when revenues will be realized on projects included in our backlog. In addition, although contract backlog represents only business where we have written agreements with our customers, it is possible that cancellations or scope adjustments may occur.

Gross Profit

Our gross profit can vary significantly depending on the type of product or service provided. Generally, license revenues related to the sale of our COTS products have the greatest gross profit because of the minimal incremental costs to produce. By contrast, gross margin for equipment and subcontractor costs seldom exceed 15%. Engineering service gross margin are typically in the 20% range or higher. These gross profit and gross margins are realized in all segments, although profit on equipment costs for the Space Communications Systems segment are generally greater than the equipment profit in the other segments because that segment’s business is composed of internally developed hardware, firmware, and software products

Gross profit was $42.3 million in fiscal 2007, an increase of $4.5 million, or 12%, compared to $37.8 million in fiscal 2006. The increase in gross profit in fiscal 2007 was primarily attributable to our Ground Systems – Government and Ground Systems – Commercial segments. Gross profit was $37.8 million in fiscal 2006, an increase of $10.7 million, or 39.4%, compared to $27.1 million in fiscal 2005. The increase in gross margin in fiscal 2006 was primarily attributable to our corporate, Space Communications Systems, and Ground Systems – Government segments.

Ground Systems – Government gross profit was $13.4 million in fiscal 2007, an increase of $2.0 million, or 18.2%, compared to $11.4 million in fiscal 2006. The increase in gross profit is primarily attributable to the increase in revenues. Ground Systems – Government gross profit was $11.4 million in fiscal 2006, an increase of $2.1 million, or 22.7%, compared to $9.3 million in fiscal 2005. The increase was primarily attributable to increased revenue and the elimination of certain losses on NOAA contracts.

Ground Systems – Commercial gross profit was $9.5 million in fiscal 2007, an increase of $2.2 million, or 30.0%, compared to $7.3 million in fiscal 2006. The increase in gross profit is primarily attributable to increases in revenue from SAT and Newpoint, partially offset by decreases in revenue relating to the command and control unit. Ground Systems – Commercial gross profit was $7.3 million in fiscal 2006, an increase of $1.5 million, or 25.0%, compared to $5.8 million in fiscal 2005. The increase in gross profit in fiscal 2006 was primarily attributable to increased revenue of approximately $2.7 million for fiscal 2006 compared to fiscal 2005. Both SAT and the Command and Control unit in this segment posted increased gross profit due to increased revenue for the current year.

Space communication systems gross profit was $18.5 million in fiscal 2007, a decrease of $0.1 million, or 0.7%, compared to $18.6 million in fiscal 2006. The decrease in gross profit in fiscal 2007 was primarily attributable to a decrease in revenue. Space communication systems gross profit was $18.6 million in fiscal 2006, an increase of $4.1 million, or 28.2%, compared to $14.5 million in fiscal 2005. The increase in gross profit in fiscal 2006 was primarily attributable to the acquisition of Lumistar in October 2005.

Corporate segment gross profit was $1.0 million in fiscal 2007, an increase of $0.4 million, or 73.7%, compared to $0.6 million in fiscal 2006. The increase in gross profit in fiscal 2007 was primarily attributable to lower product amortization expense. Corporate segment gross profit was $0.6 million in fiscal 2006, an increase of $3.0 million compared to ($2.5) million in fiscal 2005. The increase in gross profit in fiscal 2006 was primarily attributable to the discontinued Antenna Division, which had contract overruns that were recognized during fiscal 2005, and lower product amortization expense. This decrease was partially offset by an increase in gross profit due to increased license revenue.

Operating Expenses

Fiscal 2007 operating expenses increased 28.4% to $25.1 million as compared to $19.5 million in fiscal 2006. The increase is primarily attributable to selling expenses, including bid and proposal expense and stock-based compensation cost. Fiscal 2006 operating expenses increased 12.8% to $19.5 million as compared to $17.3 million in fiscal 2005. The increase in selling, general, and administrative expenses in fiscal 2006 was primarily related to higher legal and accounting expenses incurred to remain compliant with provisions of the Sarbanes-Oxley Act, increased R&D spending at RT Logic, lower product amortization costs and added expenses associated with our exploration of strategic options.

Operating expenses in our Ground Systems – Government segment increased by $1.0 million for fiscal 2007 compared to fiscal 2006 principally due to increased bid and proposal expenses related to a significant new business opportunity with the U.S, Air Force and an increased allocation of corporate expenses. Operating expenses in our Ground Systems – Government segment increased by approximately $1.2 million for fiscal 2006 compared to fiscal 2005 principally due to increased legal and accounting expenses incurred to remain compliant with provisions of the Sarbanes-Oxley Act and related SEC regulations. Operating expenses in this segment also increased due to added expenses associated with our previously announced strategy of exploring strategic options, including the possible sale of the business.

Operating expenses in our Ground Systems – Commercial segment increased by approximately $0.6 million for fiscal 2007 compared to fiscal 2006 due to higher selling expenses and R&D spending relating to SAT. Operating expenses in our Ground Systems – Commercial segment decreased by approximately $0.4 million for fiscal 2006 compared to fiscal 2005 due to decreased operating expenses at SAT and Newpoint which were partially offset by an increased allocation of corporate expenses in the segment’s Command & Control division. Operating expenses at SAT decreased approximately $0.5 million during the periods being compared primarily due to lower R&D expenditures incurred during fiscal 2006 compared to fiscal 2005 and because of the elimination of product amortization expenses during the fiscal 2006.

The Space Communications Systems segment’s operating expenses for fiscal 2007 increased by approximately $0.8 million compared to fiscal 2006 The increase is primarily attributable to higher selling, general, and administrative expense, which includes bid and proposal costs, offset by lower R&D expense and intangible amortization expense. The Space Communications Systems segment’s operating expenses for fiscal 2006 increased by approximately $2.5 million compared to fiscal 2005. Approximately $0.7 million of the increase is attributable to operating expenses from Lumistar, for which we recorded no operating expenses during fiscal 2005. Increased general and administrative expenses of $1.3 million coupled with increased R&D spending at RT Logic accounted for most of the remaining increase in operating expenses from this segment.

Corporate segment operating expenses increased by approximately $3.1 million for fiscal 2007 compared to fiscal 2006 principally due to legal costs of approximately $2.2 million associated with the previously disclosed SEC investigation. In addition, we incurred higher stock-based compensation cost, due diligence expenses associated with the previously announced exploration of strategic alternatives, and state tax allocation. Corporate segment operating expenses decreased by approximately $0.9 million for fiscal 2006 compared to fiscal 2005 principally due to stock based compensation costs, which decreased $0.7 million primarily due to a one time stock based compensation charge in fiscal year 2005 of approximately $1.2 million relating to the acceleration of stock options, compared to a $0.5 million charge in fiscal year 2006 using the fair value method in accordance with SFAS 123R.

Other income, net

Other income, net increased by $0.7 million in fiscal 2007 compared to fiscal 2006, mostly as a result of increased interest income related to higher interest rates and an increase in the amount of funds invested. Other income, net increased by approximately $0.6 million in fiscal 2006 compared to fiscal 2005, mostly as a result of increased interest income related to higher interest rates.

Income Tax Expense

We recorded income tax expense of $6.3 million in fiscal 2007 and $7.1 million in fiscal 2006. The decrease in income tax expense related primarily to a decrease in the effective tax rate from 36.5% for fiscal 2006 compared to 32.9% for fiscal 2007. The decrease in the effective tax rate is primarily related to the tax benefit realized during fiscal 2007 related to the adjustment of deferred tax assets as of September 30, 2006 to the deferred tax asset per the tax return filed for the corresponding period. Income tax expense recorded in fiscal 2005 was $4.1 million. The increase in income tax expense in fiscal 2006 compared to fiscal 2005 was related primarily to higher taxable income, offset by a decrease in the effective tax rate from 39.3% for fiscal 2005 to 36.5% for fiscal 2006. The decrease in the effective tax rates is principally due to the elimination of taxes on a one time acceleration of stock options which occurred in fiscal year 2005 and was not repeated in fiscal year 2006.

Net Income

Net income was $12.8 million in fiscal 2007 as compared to $12.3 million in fiscal 2006 and $6.3 million in fiscal 2005. The increase in net income in fiscal 2007 as compared to fiscal 2006 related primarily to lower tax expense and higher other income, net, offset by lower operating income. The increase in net income in fiscal 2006 as compared to fiscal 2005 related primarily to higher operating income and other income, net, offset by higher tax expense.

We believe that inflation did not have a material impact on our revenues or income from operations in fiscal years 2007, 2006, and 2005.

2008 Outlook

This outlook section contains forward-looking statements, all of which are based on current expectations. There is no assurance that our projections will in fact be achieved and these projections do not reflect any acquisitions or divestitures that may occur in the future. Reference should be made to the various important risk factors listed under the heading “Risk Factors” in Item 1A of this document.

We realized record revenue and earnings in fiscal 2007 and exceeded our original estimates prepared at the end of fiscal 2006. Our financial performance was better than expected due to significantly higher firm contract commitments and a higher demand for our products and services. We expect this trend to continue for fiscal 2008 for the following reasons:

•	Continued efforts towards completion of the RAIDRS, CCS-C, PAN, Protostar and RASCOM projects.

•	Anticipated higher demand for our EPOCH suite of products.

•	Anticipated higher demand for our digital processing and signal navigation test equipment.

•	Recent award of Phase A of the GPS-OCX command and control system for the Air Force.

As a result of these items and other potential awards that we are tracking, we expect revenue and gross profit to grow approximately 8-10% in fiscal 2008. Gross profit as a percent of revenue is expected to be flat in 2008 compared to 2007 primarily due to higher subcontract and other direct costs on existing projects offsetting the higher margins on some of our new contract awards.

Operating income is expected to be slightly higher in 2008 due to lower legal costs, partially offset by higher costs for investments in R&D efforts and infrastructure developments. Interest income is expected to be significantly lower in 2008 due a decrease in the amount of available cash for investment purposes as a result of our use of proceeds from the sale of marketable securities and cash from working capital to purchase shares of our common stock in our recent tender offer completed in September 2007. Income tax expense is expected to be significantly lower in 2008 due to expected recovery of R&D tax credits from prior years that will be recorded once we prepare the revised tax returns. The availability of any such tax credit will be subject to review by the Internal Revenue Service. As a result of these factors, earnings are expected to be in the range of $1.38—$1.40 on a per share basis in fiscal 2008.

In summary, we believe that fiscal 2008 will be another record year for revenue and earnings as we continue to implement our strategy of growing the company through aggressive marketing and business development campaigns, improved public communications, improved infrastructure, new senior management and investments in R&D efforts.

Liquidity and Capital Resources

We have been routinely profitable on an annual basis and have generally financed our working capital needs through funds generated from income from operations, supplemented by borrowings under our general line of credit facility with a commercial bank when necessary. In June 1999, we supplemented our working capital position by raising approximately $19.7 million (net) through the private placement of approximately 1.2 million shares of our common stock. In February 2000, we raised an additional $40.9 million (net) for use in connection with potential acquisitions and other general corporate purposes through the private placement of 1.4 million additional shares of our common stock.

On August 14, 2007, we launched a tender offer to purchase up to 1,850,000 shares of our common stock for $27.00 per share as part of our overall plan to enhance stockholder value. On September 12, 2007, we accepted for purchase 1,850,000 shares of our common stock tendered in the tender offer at a purchase price of $27.00 per share. In September 2007, we sold marketable securities for proceeds of $38.0 million, which was used, together with cash from operations, to purchase such shares. We used $50.8 million of cash to purchase such shares, which included $0.9 million in fees and expenses. The repurchase of such shares from the tender offer resulted in a $0.02 per share increase in our basic and diluted earnings per share for the fourth quarter ended September 30, 2007 and fiscal 2007.

For fiscal year 2007, operating activities provided us $13.7 million of cash, primarily as a result of net income of $12.8 million and depreciation and amortization of $3.0 million, partially offset by a higher accounts receivable balance. We generated $35.5 million in investing activities while using $49.8 million for financing activities. Included in our investing activities is $40.7 million for the sale of marketable securities, primarily to convert such investments to cash in order to repurchase shares of our common stock in the September 2007 tender offer, partially offset by $1.4 million for the purchase of fixed assets (principally new computers and equipment). Included in our financing activities is $51.9 million in repurchases of common stock, primarily related to the repurchase of shares of our common stock in the tender offer in September 2007.

For fiscal year 2006, operating activities provided us $19.9 million of cash. We used $20.7 million in investing activities while financing activities provided $0.5 million. Included in the Company’s investing activities is $9.0 million for the construction of a new headquarters building for its wholly-owned subsidiary RT Logic, $4.9 million for the acquisition of substantially all of the assets of Lumistar, LLC, and $1.7 million for the purchase of fixed assets (principally new computers and equipment). Included in the Company’s financing activities is $8.9 million in proceeds from the issuance of common stock which was partially offset by $7.3 million the Company used to repurchase shares of its Common Stock during the period, including $6.4 million relating to the repurchase of 224,931 shares from Lumistar, LLC

During fiscal year 2007, we had access to a line of credit facility through which we could borrow up to $10.0 million for general corporate purposes. On September 28, 2007, the credit agreement was amended to permit unsecured borrowing up to $25.0 million, including a sub-facility of $10 million for the issuance of letters of credit. Any borrowings under the facility will accrue interest at the one-month London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 1.5% to 2.4% depending on the Company’s ratio of funded debt to earnings before interest, taxes and depreciation (“EBITDA”). We are required to pay a fee on the undrawn amount of the facility from time to time, at a rate of 0.20% to 0.25% per annum, depending on our ratio of funded debt to EBITDA, and payable quarterly. The credit agreement has certain financial covenants, including the maintenance of a maximum ratio of funded debt to EBITDA of 2.5 to 1.0 and a minimum fixed charge coverage ratio of 1.25 to 1, and expires on December 31, 2010. The credit agreement contains customary covenants, including affirmative covenants that require, among other things, certain financial reporting by us, and negative covenants that, among other things, restrict our ability to incur additional indebtedness, incur encumbrances on assets, reorganize, consolidate or merge with any other company, and make acquisitions and stock repurchases. The credit agreement also contains customary events of default, including a cross-default to other indebtedness by us. Failure by us to comply with such covenants, or the occurrence of any other event of default, could result in the acceleration of any loans or other financial obligations of by us under the credit agreement and the termination of the facility. The availability of loans and letters of credit under the facility is subject to customary conditions, including the material accuracy of certain representations and warranties by us and no default continuing under the credit agreement. At September 30, 2007, 2006, and 2005, we had no amounts outstanding under the line of credit.

During fiscal 2007, we paid $3.1 million in dividends. On December 5, 2007, our Board of Directors decided to cease the payment of dividends for the foreseeable future beginning with fiscal 2008 and future years in order to maximize the Company’s ability to invest in future R&D, marketing, and business development efforts and strategic acquisition efforts that, in the Boards opinion, will result in a greater return for our shareholders. As we contemplate these strategic efforts to grow the Company, the Board will continue to evaluate the most effective measures that it can take to maximize shareholder value.

We currently anticipate that our current cash balances, amounts available under our line of credit, and net cash provided by operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Contractual Commitments

The following tables reflect our contractual obligations and other commitments as of September 30, 2007 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Operating leases	$9,843	$1,786	$2,718	$2,060	$3,279

	Amount of Commitment Expiration Per Period
Other Commitments (1)	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Letters of credit	$1,270	$0	$150	$0	$1,120

Off-Balance Sheet Arrangements

We have no “off-balance sheet arrangements” as such term is defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While we currently do not have significant European operations, our customer base is expanding outside the United States and therefore certain contracts now and in the future will likely be denominated in currencies other than the U.S. dollar. As a result, our financial results could be affected by factors such as foreign currency exchange rates for contracts denominated in currencies other than the U.S. dollar. To mitigate the effect of changes in foreign currency exchange rates, we may hedge this risk by entering into forward foreign currency contracts. As of September 30, 2007, virtually all of our contracts were denominated in U.S. dollars, and we did not have any outstanding hedge agreements. As we enter into new foreign currency based contracts in the future, we may employ hedging contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Integral Systems, Inc.

We have audited the accompanying consolidated balance sheets of Integral Systems, Inc. (“the Company”), as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. We have also audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that the Company maintained effective internal control over financial reporting as of September 30, 2007 and 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A(b). Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting control included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures, as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007 and 2006, based on criteria established in Internal Control–Integrated Framework issued by COSO.

/S/ Bernstein & Pinchuk, LLP

New York, NY

November 21, 2007, except Note 18 (Subsequent Events) of Notes to Consolidated Financial Statements for which the date is December 5, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Integral Systems, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Integral Systems, Inc. (the “Company”), for the year ended September 30, 2005. We have also audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that the Company maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control–Integrated Framework issued by COSO.

/s/ Grant Thornton LLP

Vienna, Virginia
November 30, 2005

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2007 and 2006

(in thousands of dollars, except share amounts)

	September 30, 2007	September 30, 2006
Assets

Current assets:
Cash and cash equivalents	$23,894	$24,659
Marketable securities, net	568	38,156
Accounts receivable, net of allowance for doubtful accounts of $171 at September 30, 2007 and $185 at September 30, 2006	19,267	12,514
Cost and estimated earnings in excess of billings on uncompleted contracts	16,530	16,940
Prepaid expenses	1,464	985
Inventory	5,145	3,849
Other current assets	1,664	1,762

Total current assets	68,532	98,865

Property and equipment, net	15,234	14,989
Goodwill	51,304	51,304
Intangible Assets, net	22	221
Software development costs, net	198	1,022
Other assets	771	450

Total assets	$136,061	$166,851

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$9,416	$6,997
Accrued expenses	8,948	8,953
Billings in excess of revenue for contracts in progress	11,150	8,199

Total current liabilities	29,514	24,149

Total liabilities	29,514	24,149

Commitment and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, and 9,381,172 and 11,037,406 shares issued and outstanding at September 30, 2007 and 2006, respectively	94	110
Additional paid-in capital	60,907	105,890
Retained earnings	45,537	36,538
Accumulated other comprehensive income	9	164

Total stockholders’ equity	106,547	142,702

Total liabilities and stockholders’ equity	$136,061	$166,851

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Twelve Months Ended September 30,
	2007	2006	2005
Revenue	$128,654	$116,531	$97,725

Cost of revenue
Direct labor	27,386	24,176	21,948
Overhead costs	21,062	19,837	17,590
Travel and other direct costs	2,450	2,245	2,345
Direct equipment & subcontracts	34,586	30,884	26,129
Product amortization	824	1,580	2,582

Total cost of revenue	86,308	78,722	70,594

Gross profit	42,346	37,809	27,131
	32.9%	32.4%	27.8%

Operating expense
Selling, general & administrative	22,422	16,356	14,617
Research & development	2,447	2,631	2,415
Intangible asset amortization	200	543	275

Income from operations	17,277	18,279	9,824
	13.4%	15.7%	10.1%

Other income, net	1,851	1,142	564

Income before income tax	19,128	19,421	10,388

Provision for income taxes	6,302	7,082	4,087

Net income	$12,826	$12,339	$6,301

	10.0%	10.6%	6.4%

Weighted average number of common shares:
Basic	10,984	10,891	10,282
Diluted	10,993	11,004	10,534

Income per share:
Basic	$1.17	$1.13	$0.61
Diluted	$1.17	$1.12	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands of dollars, except share amounts)

	Number of shares	Common stock at par value	Additional paid-in capital	Retained Earnings	Accumulated other comprehensive income (loss)	Total
Balance September 30, 2004	9,944,494	$99	$81,202	$24,011	$27	$105,339
Comprehensive income
Net income	—	—	—	6,301	—	6,301
Unrealized gain (loss) on marketable securities (net of deferred tax of $9,129)	—	—	—	—	(14)	(14)
Unrealized gain on foreign currency exchange contracts	—	—	—	—	21	21
Cumulative currency translation adjustment	—	—	—	—	9	9

Total comprehensive income	—	—	—	—	—	6,317
Repurchased shares	(8,100)	—	(63)	(83)	—	(146)
Shares issued for fiscal 2004 RT Logic earn out	230,349	2	4,184	—	—	4,186
Stock options exercised	280,880	3	5,183	—	—	5,186
Tax benefit of stock options exercised	—	—	272	—	—	272
Non recurring stock option compensation	—	—	1,185	—	—	1,185
Cash dividends ($0.04 per share per quarter)	—	—	—	(1,653)	—	(1,653)

Balance September 30, 2005	10,447,623	104	91,963	28,576	43	120,686

Comprehensive income
Net income	—	—	—	12,339	—	12,339
Cumulative currency translation adjustment	—	—	—	—	121	121

Total comprehensive income	—	—	—	—	—	12,460
Repurchased shares	(45,900)	(1)	(388)	(504)	—	(893)
Shares issued to acquire net assets of Lumistar LLC	224,931	2	4,732	—	—	4,734
Repurchased Lumistar LLC shares	(224,931)	(2)	(4,732)	(1,678)	—	(6,412)
Shares issued for fiscal 2005 RT Logic earnout	171,396	2	3,804	—	—	3,806
Stock options exercised	464,287	5	8,861	—	—	8,866
Tax benefit of stock options exercised	—	—	1,200	—	—	1,200
Stock option compensation cost	—	—	450	—	—	450
Cash dividends ($0.05 per share per quarter)	—	—	—	(2,195)	—	(2,195)

Balance September 30, 2006	11,037,406	110	105,890	36,538	164	142,702

Comprehensive income
Net income	—	—	—	12,826	—	12,826
Realized gain on foreign currency exchange	—	—	—	—	(130)	(130)
Cumulative currency translation adjustment	—	—	—	—	(25)	(25)

Total comprehensive income	—	—	—	—	—	12,671
Stock options exercised	241,356	3	4,865	—	—	4,868
Repurchased shares	(1,897,590)	(19)	(51,204)	(690)	—	(51,913)
Stock option compensation cost	—	—	949	—	—	949
Tax benefit of stock options exercised	—	—	407	—	—	407
Cash dividends ($0.07 per share per quarter)	—	—	—	(3,137)	—	(3,137)

Balance September 30, 2007	9,381,172	$94	$60,907	$45,537	$9	$106,547

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	2007	2006	2005
Cash flows from operating activities:
Net income	$12,826	$12,339	$6,301
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation and amortization	2,980	3,949	4,487
Bad debt expense	(10)	45	22
Gain on sale of marketable securities	—	—	(50)
Loss on disposal of fixed assets	8	—	40
Gain on write off of goodwill associated with sale of the Antenna Division	—	—	(172)
Stock based compensation expense	949	451	1,185
Benefit of deferred income taxes	(887)	(1,599)	(1,204)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and other receivables	(6,377)	7,820	(4,118)
Cost and estimated earnings in excess of billings on uncompleted contracts	444	976	6,551
Prepaid expenses and deposits	(480)	(239)	(94)
Inventories	(1,233)	(891)	(1,256)
Income taxes receivable/payable	174	702	(82)
Accounts payable	2,440	(1,053)	843
Accrued expenses	(45)	(3,696)	(2,613)
Billings in excess of revenue	2,860	1,111	1,507

Net cash provided by operating activities	13,649	19,915	11,347

Cash flows from investing activities:
Purchases of marketable securities	(3,122)	(20,100)	(24,610)
Sale of marketable securities	40,717	14,721	20,981
Issuance of notes receivable	—	—	(108)
Proceeds from collections on notes receivable	195	308	293
Acquisition of fixed assets	(1,410)	(1,701)	(4,096)
Construction of building	(891)	(8,998)	—
Software development costs	—	—	(592)
Proceeds from the sale of property and equipment	10	—	—
Acquisition of Lumistar, net of cash received	—	(4,923)	—

Net cash (used in) investing activities	35,499	(20,693)	(8,132)
Cash flows from financing activities:
Proceeds from issuance of common stock	4,867	8,866	5,186
Tax benefits of stock option exercises	407	1,200	—
Stock repurchase	(51,913)	(892)	(146)
Lumistar stock repurchase	—	(6,413)	—
Dividend payments	(3,136)	(2,195)	(1,653)
Proceeds from note payable	—	5,659	—
Repayment of note payable	—	(5,659)	—
Payments on capital lease obligations	—	(25)	(35)

Net cash provided by (used in) financing activities	(49,775)	541	3,352
Net (decrease) increase in cash and cash equivalents	(627)	(237)	6,567
Effect of exchange rate changes on cash	(138)	121	9
Cash and cash equivalents – beginning of year	24,659	24,775	18,199

Cash and cash equivalents – end of year	$23,894	$24,659	$24,775

Supplemental disclosures of cash flow information:
Income taxes paid	$6,588	$6,995	$5,370
Interest expense paid	$29	$186	$8

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2007, 2006 and 2005

1.	Description of Business

Integral Systems, Inc. (the “Company”, “We”, “Us”, “Our”), a Maryland corporation incorporated in 1982, builds satellite ground systems and equipment for command and control, integration and test, data processing, and simulation. Since our inception, we have provided ground systems for over 200 different satellite missions for communications, science, meteorology, and earth resource applications. We have an established domestic and international customer base that includes government and commercial satellite operators, spacecraft and payload manufacturers, and aerospace systems integrators.

We have developed innovative software and hardware products designed to reduce the cost and minimize the development risk associated with traditional, custom-built satellite ground systems. We were a pioneer in offering a comprehensive commercial off-the-shelf (“COTS”) software product line for command and control. As a systems integrator, we configure these products to provide turnkey (fully equipped, ready to go into operation) satellite control facilities that can operate multiple satellites from any manufacturer. These systems offer significant cost savings for customers that have traditionally purchased a separate custom control center for each of their satellites.

We design and build satellite communications equipment and systems, principally for military applications, through our wholly-owned subsidiary Real Time Logic, Inc. (“RT Logic”). This equipment is used in satellite tracking stations, control centers, spacecraft factories, and range facilities.

We offer complementary ground system components and systems through our wholly-owned subsidiaries SAT Corporation (“SAT”) and Newpoint Technologies, Inc. (“Newpoint”). This includes turnkey systems, hardware, and software for satellite and terrestrial communications signal monitoring, network and ground equipment monitoring, and control and satellite data processing.

We also own and operate a wholly-owned subsidiary, Integral Systems Europe S.A.S. (“ISI Europe”), with headquarters in Toulouse, France. ISI Europe serves as the focal point for the support of much of our European business. ISI Europe pursues ground systems business in Europe and Africa for command and control, signal monitoring, and network management using products from all of our subsidiaries.

On October 3, 2005, we acquired substantially all of the assets of Lumistar, LLC (“Lumistar”) and made it a newly-formed subsidiary of RT Logic. Through this indirect wholly-owned subsidiary, we provide system level and board level telemetry products. See Note 3 of the Notes to the Consolidated Financial Statements included elsewhere herein for more information regarding the acquisition of the assets of Lumistar, LLC.

2.	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries RT Logic, SAT, Newpoint, Lumistar, and ISI Europe. All significant intercompany transactions have been eliminated in consolidation.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2007, 2006 and 2005

2	Summary of Significant Accounting Policies (continued)

(b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect certain reported amounts of assets and liabilities, and changes therein, disclosure of contingent assets and liabilities, and revenues and expenses recognized during the reporting period. Significant estimates and judgments made by our management include: (i) proportion of completion on long-term contracts, (ii) recovery of long-term assets, including goodwill, and (iii) contingencies and litigation. Actual results could differ from those estimates.

(c)	Reclassifications

Certain amounts for 2006 and 2005 have been reclassified to conform to the presentation for 2007.

(d)	Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents. The carrying value of cash and cash equivalents approximated fair value.

(e)	Marketable Securities

We classify our investments in marketable equity and debt securities as available for sale. Our investments are carried at fair market value, with temporary unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income (loss), net of any related tax effect. Any decline in fair market value that we consider other than temporary are recorded as an impairment loss in the statement of operations. We did not have an impairment loss in 2007, 2006, or 2005.

(f)	Accounts Receivable

Accounts receivable are recorded at the amount invoiced and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses from the existing accounts receivable. We determine the allowance based on historical experience, review of specific accounts, and past due balances of greater than 90 days and over a specific amount. Account balances are written off against the allowance after all reasonable means of collection have been exhausted and recovery is considered remote.

(g)	Cost and Estimated Earnings in Excess of Billing on Uncompleted Contracts and Billings in Excess of Revenue for Contracts in Progress

Cost and estimated earnings in excess of billing on uncompleted contracts represent amounts recognized as revenue that have not been billed. Billings in excess of revenue for contracts in progress represent amounts billed and collected for contracts in progress for which revenue has not been recognized and is reflected as a liability. Revenue will be recognized when revenue recognition criteria are met.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2007, 2006 and 2005

2.	Summary of Significant Accounting Policies (continued)

(h)	Inventories

Inventories are stated at the lower of cost or market using the first in, first-out (“FIFO”) method. Market value is determined on the basis of estimated realizable values. Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined. Inventories are classified as current assets as all inventories are available and necessary to support current sales, even though a portion of the inventories may not be sold within one year. We did not have a reserve for obsolescence at September 30, 2007 and 2006. Inventories consist of the following as of September 30:

	2007	2006
	(in thousands)
Finished Goods	$1,504	$2,551
Raw Materials	3,641	1,298

Total	$5,145	$3,849

(i)	Software Development Costs

We have capitalized costs related to the development of certain software products that are to be sold to our customers. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Software development costs are amortized over the products’ estimated economic life, generally three to five years, beginning when the underlying products are available for general release to customers. Due to inherent technological changes in software development, however, the period over which such capitalized costs are being amortized may be modified.

(j)	Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is recognized based on the straight-line method over the estimated useful lives, which are as follows:

Classification	Estimated Useful Lives
Electronic equipment	3 Years
Furniture and fixtures	5 Years
Leasehold improvements	Life of lease
Software	3 Years
Building	39 Years

Maintenance and repair costs that do not extend the lives of the assets are expensed as incurred, while replacements and betterments are capitalized. At the time properties are retired or otherwise disposed of, the property and related accumulated depreciation or amortization accounts are relieved of the applicable amounts and any resulting gain or loss is credited or charged to income.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2007, 2006 and 2005

2.	Summary of Significant Accounting Policies (continued)

(k)	Impairment of Long-Lived Assets

Long-lived assets such as property and equipment and purchased intangible assets are reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an assets to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flow, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset.

Assets to be disposed of would be separately presented in our consolidated balance sheet and reported as the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Goodwill is tested annually for impairment, and is reviewed for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

We reviewed our goodwill as of September 30, 2007, 2006, and 2005 and concluded that no impairment charge was required.

(l)	Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, and reviewed for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable (see Note 6).

(m)	Revenue

Contract Revenue

We earn revenue from sales of our products and services and may be either a prime contractor directly to the end-user of our products and services or we may act as a subcontractor under a contract with another contractor. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed and determinable, and collectibility is reasonably assured. We generally earn revenue under three types of contracts: fixed-price, cost-plus a fixed fee, and time & materials (T&M) contracts. Revenue under a fixed-price contract is recognized using a percentage of completion method based on costs incurred in relation to total estimated costs. Under a cost-plus contract, we are reimbursed for allowable costs within the contractual terms and conditions and are paid a negotiated fee. The fee may be fixed or based on performance incentives. Revenue recognition under a cost-plus contract is based upon actual costs incurred and a pro rata amount of the negotiated fee. Under a T&M contract, we receive fixed hourly rates intended to cover salary costs attributable to work performed on the contract and related indirect expenses, reimbursement for other direct costs, and a profit. Revenue is recognized under a T&M contract at the contractual rates as labor hours and direct expenses are incurred. To date, the vast majority of contracts for the purchase of our COTS software products have been fixed-priced in nature, either firm fixed-price contracts or T&M contracts with fixed labor rates.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2007, 2006 and 2005

2.	Summary of Significant Accounting Policies (continued)

Sale of Software Products

Many of our contracts include the sale of company-owned proprietary software products. Sales of our software products may take many forms. We sell (1) software only (a “Software-Only Sale”), (2) software and services together, or (3) software, services, and hardware together. In addition, depending on a customer’s requirements, we may or may not provide post-contract customer support (“PCS”).

Our recognition of revenue from sales of software products depends on specific customer requirements and the nature of the contracts involved. In accordance with SOP 97-2, “Software Revenue Recognition,” for a Software-Only Sale, we recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable, and collectibility is reasonably assured. In situations where software is sold together with services and/or hardware, we recognize software license revenue on a percentage of completion basis.

We recognize PCS revenue on a percentage of completion basis when PCS is part of a broader fixed-price contract that includes software and services. Alternatively, when PCS services (i.e., software maintenance and support) are awarded to us under a separate maintenance contract, we recognize PCS revenue on a straight-line basis pro rata over the term of the maintenance contract.

We provide products and services under fixed-price contracts for which revenue is generally recognized using the percentage of completion method based on the relationship of actual costs incurred to total costs estimated over the duration of the contract. These estimates regarding costs underlie our determination as to overall contract profitability and the timing of revenue recognition. If we do not accurately estimate the resources required or the scope of the work to be performed, or do not manage our contracts properly within the planned periods of time or satisfy its obligations under the contracts, then actual results may differ from projected results and losses on contracts may need to be recognized. We account for cost reimbursable contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying the negotiated fee and or estimated award fee rate to actual costs on an individual contract basis. Management reviews contract performance, costs incurred, and estimated completion costs regularly and adjusts revenues and profits on contracts in the period in which changes become determinable.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on contracts in progress are recognized in the period in which they become determinable and estimable. Changes in project performance, project conditions, and estimated profitability, including final contract settlements, may result in revisions to costs and income and are recognized in the period in which the need for such revisions are determined. Our contracts vary in length from less than one year to several years.

Award and incentive fee revenue under certain government contracts may be increased or decreased in accordance with cost or performance provisions that measure actual performance against established targets or other criteria. Such fee awards or penalties are included in revenue at the time the amounts can be reasonably determined.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2007, 2006 and 2005

2.	Summary of Significant Accounting Policies (continued)

(n)	Stock-based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.” SFAS 123R requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. The fair value of restricted stock awards is based upon the market price of our common stock at the grant date. We adopted the modified prospective application in implementing SFAS 123R. Under this transition method compensation costs recognized includes the cost for all unvested portion of share-based awards granted prior to the date of adoption and new awards granted after the date of adoption. The expense for share-based awards granted prior to the date of adoption is based on the grant-date fair value of these awards as calculated for pro forma disclosures under FASB Statement No. 123 and uses the Black-Scholes valuation model. The expense for share-based awards granted on or after the date of adoption represent the grant-date fair value of the options calculated in accordance with the provisions of SFAS 123R and use the Black-Scholes valuation model. In using the modified prospective application, prior interim period financial statements were not adjusted to show the effect of compensation costs and the related tax effects as though they had been accounted for using FASB Statement No. 123.

We previously recognized expense for stock-based compensation arrangements in accordance with the provisions of SFAS No. 123 using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB No. 25”). Accordingly, compensation expense was recognized for the excess, if any, of the stock price on the grant date over the option exercise price. No compensation expense was recorded under APB No. 25 for awards granted under our employee stock option plan as all options issued had exercise prices at least equal to the fair value of the stock on the grant date. The following table shows the pro forma effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in the periods prior to the adoption of SFAS No. 123R:

2005
(in thousands)
Net income, as reported	$6,301
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related taxes	4,934
Add: Stock-based employee compensation included in net income, net of related taxes	976

Pro forma net income	$2,343

Earnings per share:
As reported
Basic	$0.61
Diluted	$0.60
Pro forma
Basic	$0.23
Diluted	$0.22

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2007, 2006 and 2005

(o)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of exiting assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date. We establish a valuation allowance if we determine that it is more likely than not that a deferred tax asset will not be realized.

(p)	Foreign Currency Translation

The assets and liabilities of our foreign subsidiary, whose functional currency is other than the U.S. dollar, are translated at the exchange rate in effect on the reporting date, and income and expenses are translated at the weighted-average exchange rate during the period. Our primary practice is to negotiate contracts in U.S. dollars where possible, thereby mitigating the exposure to foreign currency fluctuations. The net translation gains and losses are not included in determining net income, but are accumulated as a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in determining net income, but are insignificant.

(q)	Net Income (Loss) Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the diluted weighted average common shares, which reflects the potential dilution of stock options and contingently issuable shares that could share in our income. The contingently issuable shares relate to contingent consideration payable to the former RT Logic shareholders in connection with the RT Logic acquisition agreement (see Note 3). The reconciliation of amounts used in the computation of basic and diluted net income per share for the three years ended September 30, 2007, 2006 and 2005 consist of the following:

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2007, 2006 and 2005

2.	Summary of Significant Accounting Policies (continued)

	Twelve Months Ended September 30,
	2007	2006	2005
	(in thousands, except per share amounts)
Numerator:
Net Income available to common shareholders	$12,826	$12,339	$6,301

Denominator:
Shares used for basic earnings per share - weighted-average shares	10,984	10,891	10,282

Effect of dilutive securities:
Employee stock options	9	113	80
Contingently issuable shares	—	—	172

Shares used for diluted earnings per share adjusted weighted-average shares and assumed conversions	10,993	11,004	10,534

Income per common share:
Basic earnings per share	$1.17	$1.13	$0.61
Diluted earnings per share	$1.17	$1.12	$0.60

(q)	Concentrations of Risk

Our financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents and revenues. Cash accounts are maintained primarily with one federally insured financial institution. Balances usually exceed insured limits, but management does not consider this to be a significant concentration of credit risk. As of September 30, 2007, our cash equivalents of $0.5 million were comprised primarily of money market funds and our marketable securities were comprised primarily of French depository securities, which were subject to credit risk. To mitigate the credit risk, our cash management and investment policy restricts investments primarily to banks which are insured by the Federal Deposit Insurance Corporation (FDIC). Exceptions to this policy must be approved by the CEO or CFO in advance of investing funds not meeting this criteria.

A significant portion of our revenue is derived from government services. Many of the U.S. Government programs in which we participate extend for several years but are funded only on an annual basis. Accordingly, our contracts and subcontracts are subject to termination, reduction, modification, or subject to termination for “convenience,” or without cause. Revenue from foreign sources totaled $13.0 million, $12.4 million, and $10.9 million for the years ended September 30, 2007, 2006, and 2005. We have no significant long-lived assets located in foreign countries.

(r)	Fair Value of Financial Instruments

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

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2007, 2006 and 2005

2.	Summary of Significant Accounting Policies (continued)

(s)	Recent Accounting Pronouncements

FASB Interpretation No (“FIN”). 48—”Accounting for Uncertainty in Income Taxes.” In July 2006, FIN 48 was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109—”Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. We have implemented FIN 48 beginning on October 1, 2007. Currently, we are evaluating the impact of adopting FIN 48 and do not anticipate that it will have a material effect on our consolidated financial position, results of operation, or cash flows for fiscal year 2008.

Emerging Issues Task Force (“EITF”) 06-3 – “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” In June 2006, the FASB ratified the EITF consensus on EITF Issue No. 06-3. The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. This statement is effective to financial reports for interim and annual reporting periods beginning after December 15, 2006. EITF No. 06-3 will become effective for us beginning October 1, 2007. We collect various sales and value-added taxes on certain product and service sales, which are accounted for on a net basis.

SFAS No. 157—”Fair Value Measurements.” In October 2006, FASB issued SFAS No. 157. This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities. This standard also requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. We expect to adopt this standard beginning in October 2008. Currently, we are evaluating the impact that this new standard will have on our financial position and results of operations.

SFAS No. 159 – “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of SFAS No. 115.” In February 2007, the FASB issued SFAS No. 159. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. We expect to adopt this standard beginning in October 2008. Currently, we are evaluating the impact that this new standard will have on our financial position and results of operations.

Staff Accounting Bulletin (“SAB 108”) – “Quantification of Financial Statement Misstatements.” In September 2006, the Securities and Exchange Commission issued SAB No. 108 regarding the quantification of financial statement misstatements. SAB No. 108 requires a dual approach for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 will be effective for us on October 1, 2007. The adoption of SAB No. 108 is not expected to have a material impact on our results of operations, financial position, or cash flows.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2007, 2006 and 2005

3.	Lumistar, Inc. Acquisition

On October 3, 2005, Lumistar, Inc. (the “Acquisition Subsidiary”), a newly-formed subsidiary of our RT Logic subsidiary, acquired substantially all of the assets of Lumistar, LLC, a California limited liability company (the “Seller”) relating to the Seller’s business of providing system level and board level telemetry acquisition products (the “Business”) pursuant to an Asset Purchase Agreement dated as of October 3, 2005. The primary reason for acquiring substantially all of the assets of Lumistar was to expand our existing products to the Seller’s client base. The initial purchase price was approximately $10 million, including cash paid of approximately $5 million and 224,931 shares of our common stock at an estimated value of approximately $5 million. In fiscal 2006, we recorded a $0.4 million reduction in goodwill resulting from a $0.3 million adjustment in the value of our common stock issued to the Seller as well as a $0.1 million purchase price adjustment that was paid to us from escrow funds.

The acquisition was accounted for using the purchase method of accounting, accordingly, the operating results of Lumistar have been consolidated since October 3, 2005 and the initial purchase price has been allocated to assets acquired and liabilities assumed as follows:

(in thousands)
Current assets	$2,163
Property and equipment	213
Goodwill	8,833
Intangibles	401
Other assets	10

Total assets acquired	11,620
Less: Current liabilities	2,043

Net assets acquired	$9,577

The identified intangible assets are being amortized on a straight-line basis over an estimated useful life as follows: approximately four years for purchased technology ($0.2 million) and up to nine months for the customer related intangibles ($0.2 million). The acquired goodwill reflects the competitive advantages we expect to realize from introducing our existing products into Lumistar’s client base. This goodwill qualifies for a tax deduction.

The governing Asset Purchase Agreement provides that the Seller may be entitled to receive contingent consideration which is payable in the event that Lumistar’s business meets certain earnings performance targets during a period of up to four years following the acquisition. One half of any contingent consideration may be payable in cash and the remainder may be payable in shares of our common stock; provided, however, that we shall have the option to pay the full amount of the contingent consideration to the Seller in cash. Any shares of our common stock issued in connection with the contingent consideration will be valued based on the average closing price over the 30-day period ending on the last day of each applicable earn-out period. The contingent consideration is subject to claims by us under the indemnification provisions of the governing Asset Purchase Agreement. For the year ended September 30, 2006 and pursuant to the Reorganization Agreement, in January 2007, the former shareholders of the Seller will receive additional consideration of approximately $1.4 million in cash. The contingent consideration has been recorded as an adjustment to goodwill. There is no contingent consideration amount due relating to the year ended September 30, 2007.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2007, 2006 and 2005

3.	Lumistar, Inc. Acquisition (continued)

On June 23, 2006, we entered into a Stock Repurchase Agreement (the “Repurchase Agreement”) with the Seller pursuant to which we repurchased and retired from the Seller 224,931 shares of our common stock issued to the Seller in connection with the acquisition of the Business (the “Shares”) for an aggregate cash amount of $6.4 million (the “Purchase Price”). The Purchase Price was based on a per share price of $28.51, which was calculated as the thirty-day average closing price of the Shares for the 30 trading days preceding June 9, 2006, the date on which our Board of Directors approved the repurchase of the Shares. The Repurchase Agreement contains certain customary representations, warranties and indemnification obligations of the parties.

4.	Accounts Receivable and Cost and Estimated Earnings in Excess of Billing on Uncompleted Contracts

Accounts receivable and cost and estimated earnings in excess of billings on uncompleted contracts at September 30, 2007 and 2006 consist of the following:

	2007	2006
	(in thousands)
Billed
Government services	$14,530	$9,738
Commercial products and services	4,907	2,961
Allowance for doubtful accounts	(170)	(185)

Total billed	$19,267	$12,514

Cost and estimated earnings in excess of billing on uncompleted contracts
Government services	$14,658	$14,390
Commercial products and services	1,872	2,550

Total unbilled	$16,530	$16,940

Cost and estimated earnings in excess of billing on uncompleted contracts represent amounts recognized as revenue that have not been billed. Substantially all cost and estimated earnings in excess of billing on uncompleted contracts are expected to be billed and collected in one year.

In June 2004 and May 2005, we filed claims in the amount of approximately $1.8 million and $0.3 million, respectively, against NOAA. The claims arose under a contract from NOAA to provide the Data Collection System Automated Processing System II (“DAPS-II System”). We had submitted appeals to the General Services Board of Contract Appeals (“GSBCA”) related to these claims. In August 2005, we filed another claim against NOAA in the amount of $0.1 million. This claim arose under a contract from NOAA to perform software and hardware upgrades on NOAA’s Polar Acquisition and Control Subsystem. On March 1, 2006, a settlement agreement was executed with NOAA which added approximately $1.4 million to the DAPS II contract in settlement of our outstanding claims. We received payment for these claims in April 2006.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2007, 2006 and 2005

5.	Marketable Securities

The following summarizes our investments in debt and equity securities at September 30, 2007 and 2006:

	Cost	Gross Unrealized Gain/(Loss)	Fair Market Value
	(in thousands)
2007
French Depository Sec.	$568	$—	$568

Total	$568	$—	$568

	Cost	Gross Unrealized Gain/(Loss)	Fair Market Value
	(in thousands)
2006
State Debt Securities	$5,100	$—	$5,100
Auction Rate Securities	12,895	—	12,895
Preferred Stock	20,000	—	20,000
Certificate of Deposit	100	—	100
French Depository Sec.	61	—	61

Total	$38,156	$—	$38,156

The French depository securities are required bank deposits for ongoing contracts which cannot be withdrawn until a job is completed; cost approximates fair market value. The investments in variable rate State of Maryland debt securities and Maryland “Auction Rate Securities” are carried at cost, which approximates fair market value. Banc of America Preferred Funding Corporation “Dividends Received Eligible Auction Market” (“DREAMS”) preferred stock is carried at cost, which approximates fair market value. We divested ourselves from these securities in June 2005, but reinvested in similar securities in January 2006. The certificate of deposit is carried at cost, which approximates fair market value.

On August 14, 2007, we launched a tender offer to purchase up to 1,850,000 shares of our common stock for $27.00 per share. On September 12, 2007, we accepted for purchase 1,850,000 shares of our common stock tendered in the tender offer at a purchase price of $27.00 per share. In September 2007, we sold marketable securities for proceeds of $38.0 million, which was used to fund a portion of the purchase of such shares in September 2007 for $50.8 million of cash, including $0.9 million in fees and expenses.

During fiscal year 2005, we sold common stock that resulted in net gains of $50 thousand. The gains were determined using the specific identification method. We divested our self from these securities in fiscal year 2005.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2007, 2006 and 2005

6.	Property and Equipment

Property and equipment as of September 30, 2007 and 2006 are as follows:

	2007	2006
	(in thousands)
Land	$2,327	$2,327
Building	9,890	8,998
Machinery and electronic equipment	4,941	5,038
Furniture and fixtures	1,181	1,108
Leasehold improvements	1,572	1,820
Software	771	743

Total property and equipment	20,682	20,034
Less: accumulated depreciation and amortization	(5,448)	(5,045)

Property and equipment, net	$15,234	$14,989

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

Depreciation expense for the years ended September 30, 2007, 2006, and 2005 was $2.0 million, $1.8 million, and $1.6 million, respectively.

7.	Goodwill and Other Intangible Assets

We do not have any other intangible assets that are not subject to amortization. Goodwill and other intangible assets as of September 30, 2007 and 2006 consist of the following:

	2007	2006
	(in thousands)
Goodwill	$51,304	$51,304

Intangibles - gross:
Technology	1,310	1,310
Customer Base	1,863	1,863
Less: accumulated amortization:
Technology	(1,288)	(1,089)
Customer Base	(1,863)	(1,863)

Intangibles, net	$22	$221

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2007, 2006 and 2005

7.	Goodwill and Other Intangible Assets (continued)

The identified intangible assets have an estimated useful life ranging from three months to five years. Amortization expense for the years ended September 30, 2007, 2006, and 2005 was $0.2 million, $0.5 million, and $0.3 million, respectively. Future amortization expense is as follows:

(in thousands)
2008	$11
2009	11

total	$22

8.	Software Development

Software development costs as of September 30, 2007 and 2006 consist of the following:

	2007	2006
	(in thousands)
Costs incurred	$18,828	$18,828
Less: accumulated amortization	(18,630)	(17,806)

Software development costs, net	$198	$1,022

Amortization expense for the years ended September 30, 2007, 2006, and 2005, was $0.8 million, $2 thousand, and $2 thousand, respectively.

9.	Line of Credit and Notes Payable

During fiscal year 2007, we had a line of credit agreement with a local bank for $10.0 million for general corporate purposes. On September 28, 2007, the credit agreement was amended to permit unsecured borrowing up to $25.0 million, including a sub-facility of $10 million for the issuance of letters of credit. Any borrowings under the facility will accrue interest at the one-month London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 1.5% to 2.4% depending on our ratio of funded debt to earnings before interest, taxes and depreciation (“EBITDA”). We are required to pay a fee on the undrawn amount of the facility from time to time, at a rate of 0.20% to 0.25% per annum, depending on our ratio of funded debt to EBITDA, and payable quarterly. We did not use and we did not have outstanding borrowing on these lines of credit at September 30, 2007 and 2006.

We had letters of credit amounting to $0.2 million, $0.3 million and $0.5 million as of September 30, 2007, 2006, and 2005, respectively, with certain banks relating to leased facilities. In addition, we had letters of credit amounting to approximately $1.1 million, $0.2 million and $1.5 million as of September 30, 2007, 2006, and 2005, respectively, with a bank relating to obligations on certain contracts.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2007, 2006 and 2005

10.	Accrued Expenses

Accrued expenses at September 30, 2007 and 2006, consist of the following:

	2007	2006
	(in thousands)
Accrued payroll and withholdings	$4,935	$4,371
Accrued vacation	2,325	2,117
Accrued profit sharing	1,137	1,084
Accrued earnout (Lumistar & RT Logic)	—	1,379
Other accrued expenses	551	2

Total accrued expenses	$8,948	$8,953

11.	Commitments and Contingencies

Capital Leases

We had a $2.0 million equipment lease line of credit under which we could sell equipment and lease it back for a period of three years. The line expired in May 2006. We incurred capital lease obligations when we entered into new leases for equipment. There were no capital lease additions for the years ended September 30, 2007, 2006 and 2005, respectively. There were no future payments under the capital lease obligations at September 30, 2006.

Operating Leases

We lease office space in Colorado, Maryland, California, New Hampshire and Toulouse, France. The current leases for offices in the United States expire in various years between 2008 and 2015. The current leases for offices in France expire in 2013. Approximate future minimum lease payments under the office leases are as follows:

(in thousands)
Years ending September 30:
2008	$1,786
2009	1,482
2010	1,236
2011	1,014
2012	1,045
Thereafter	3,280

Total payments	$9,843

Lease payments do not include operating expenses or utilities, which are adjusted annually. Rent expense was $2.3 million, $2.3 million, and $2.3 million for the years ended September 30, 2007, 2006, and 2005, respectively.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2007, 2006 and 2005

11.	Commitments and Contingencies (continued)

Government Contracts

A significant portion of our revenues represent payments made by the U.S. Government and by contractors that have prime contracts with the U.S. Government. Certain of these revenues are subject to adjustment upon audit by the Defense Contract Audit Agency (“DCAA”). Audits by the DCAA have been completed on our contracts and subcontracts through the year ended September 30, 2004. RT Logic has been audited by DCAA through September 30, 2005. Management is of the opinion that any disallowances of costs for subsequent fiscal years by the government auditors will not materially affect our financial statements.

Litigation, Claims, and Assessments

We are subject to various legal proceedings and threatened legal proceedings from time to time. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on our business, results of operations, financial condition, or cash flows.

In November 2004, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with LJT & Associates, Inc. (“LJT”) to sell all assets of our antenna division. In December 2006, we received notice that LJT & Associates Inc. (“LJT”) filed an action against us on December 8, 2006 in the circuit court for Howard County, Maryland, seeking unspecified damages for the alleged wrongful hiring of a former LJT employee by us. LJT claimed that we breached our Asset Purchase Agreement as well as the employee’s employment agreement, and LJT claimed that we conspired to and did misappropriate some of LJT’s trade secrets. LJT has subsequently claimed in correspondence with us that we would be liable to them for damages in excess of $1,000,000 and LJT would seek to recoup attorney’s fees incurred in supporting this claim. We have steadfastly rejected all of these claims and are seeking to resolve the matter. While we presently cannot reasonably estimate the amount of a satisfactory settlement, if any, we believe that our potential financial exposure in this mater will not have a material effect on our future earnings.

12.	Income Taxes

For the years ended September 30, 2007, 2006 and 2005, the provision for income taxes consists of the following:

	2007	2006	2005
	(in thousands)
Current tax expense:
Federal	$6,253	$6,777	$4,587
State	530	704	690

	6,783	7,481	5,277
Deferred tax benefit	(481)	(399)	(1,191)

Total provision for income taxes	$6,302	$7,082	$4,086

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2007, 2006 and 2005

12.	Income Taxes (continued)

At September 30, 2007 and 2006, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	Asset (Liability)
	2007	2006
	(in thousands)
Deferred Tax Assets:
Vacation accrual	$747	$716
Allowance for doubtful accounts	68	73
Accrued expenses and other	128	256
Net operating loss (“NOL”) carry-forwards	132	324
Capital loss carry-forward	366	361
Stock option expense	499	241
Property and equipment primarily due to differences in depreciation	460	—
Billings in excess of revenue for contract in progress	159	—
Accrued commissions	140	114

Deferred Tax Asset Subtotal	2,699	2,085
Valuation allowance – capital loss carry-forward	(366)	(361)

Total Deferred Tax Assets	2,333	1,724
Deferred Tax Liabilities:
Intangible asset amortization	(624)	—
Software development costs	(77)	(573)

Total Deferred Tax Liabilities	(701)	(573)

Net Deferred Tax Asset/(Liability)	$1,632	$1,151

As of September 30, 2007, we had approximately $2.4 million of state net operating losses which expire between 2012 and 2022. We also had capital loss carry-forwards of approximately $0.9 million, which expire in 2009.

In evaluating our ability to recover our deferred tax assets, we considered all available positive and negative evidence, including past operating results, the reversal of temporary differences, the forecasts of future taxable income from operations and investments and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with estimates being used to manage the business. A valuation allowance is required if it is “more likely than not” that a deferred tax asset will not be realized. The deferred tax asset related to the capital loss carryforward has been fully reserved via a valuation allowance because management has determined it was no longer likely the capital loss carryforward would be utilized prior to its expiration. We currently do not have any excess cash invested in stocks or bonds on the open market and no longer expect to generate capital gains from the sale of such securities. Further, we do not at this point have any plans to dispose of assets that could generate capital gains to utilize the capital loss. Accordingly, a valuation allowance was established for the capital loss. Based on the weight of the positive and negative evidence and the information available, management believes that it is more likely than not that the remaining deferred tax assets will be realized.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2007, 2006 and 2005

12.	Income Taxes (continued)

The temporary differences are presented in the balance sheet as follows:

	Asset (Liability)
	2007	2006
	(in thousands)
Deferred tax asset – current portion	$1,007	$923
Deferred tax asset – long term portion	625	228

Net deferred tax asset/(liability)	$1,632	$1,151

The effective income tax rates differ from the statutory U.S. income tax rate due principally to the following:

	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal income tax benefit	3.2%	3.5%	3.5%
Tax benefit of tax free investment income	-2.9%	-2.4%	-2.2%
Valuation Allowance – capital loss carryforward	0.0%	1.9%	0.0%
Other	-2.3%	-1.5%	3.0%

Effective rate	32.9%	36.5%	39.3%

13.	Profit Sharing and Employee Benefits Plans

We have a profit sharing and 401(k) plan for the benefit of substantially all employees. We currently contribute a discretionary amount of 11% of eligible employee’s salary to the plan. Future contributions will be a discretionary amount determined by our performance and profitability. The 401(k) feature allows employee’s to make elective deferrals not to exceed 25% of compensation. For the years ended September 30, 2007, 2006, and 2005, contributions to the plans totaled $3.9 million, $3.6 million, and $3.4 million, respectively.

14.	Stock Option Plan and Stock-Based Compensation

Effective May 1, 2002, we established the 2002 Stock Option Plan, which was amended and restated on May 1, 2005. Prior to adoption of the 2002 Stock Option Plan, we established the 1988 Stock Option Plan which was effective May 25, 1988 and amended on January 1, 1994 and May 8, 1998. Pursuant to the approval by stockholders at the April 17, 2002 Annual Meeting of the Shareholders, no further options were granted under the 1988 Stock Option Plan after April 30, 2002. The 2002 Stock Option Plan was created to provide incentives for our employees, consultants, and directors to promote our financial success. The Stock Option Committee of the Board of Directors has sole authority to select full-time employees, directors, or consultants to receive awards of options for the purchase of stock under this plan. The maximum number of shares of common stock that may be issued pursuant to the Amended and Restated 2002 Stock Option Plan is 1,150,000. The exercise price of each option is set at the stock’s closing price on the date the option is granted by the Stock Option Committee of the Board of Directors. Options expire no later than ten years from the date of grant (five years for greater-than-10% owners) or three months after employment ceases, whichever occurs first, and vest from one to five years. During fiscal year 2007, two employees were granted stock options that expire six years from the date of grant or three years after employment ceases, whichever occurs first.

We have reserved for issuance an aggregate 37,000 shares of Common Stock under the 1988 Stock Option Plan and 699,947 under the 2002 Stock Option Plan.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2007, 2006 and 2005

14.	Stock Option Plan and Stock Based Compensation (continued)

The following table summarizes the activity for all of our stock option awards during the years ended September 30, 2007, 2006 and 2005:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Life	Aggregate Intrinsic Value ($ in millions)
	(in thousands)
Options outstanding September 30, 2004	1,385	$19.27	—	—
Granted	14	$20.88	—	—
Exercised	(281)	$18.46	—	—
Cancelled	(80)	$20.07	—	—

Options outstanding September 30, 2005	1,038	$19.43	—	—
Granted	193	$20.88	—	—
Exercised	(464)	$18.46	—	—
Cancelled	(14)	$20.07	—	—

Options outstanding September 30, 2006	753	$19.43	—	—
Granted	185	$27.17	—	—
Exercised	(241)	$19.10	—	—
Cancelled	(57)	$18.08	—	—

Options outstanding September 30, 2007	640	$21.64	3.26 Years	$0.67

Exercisable at September 30, 2007	461	$21.41	2.57 Years	$0.67

Cash received from the exercise of options under all of our Stock Option Plans for the twelve months ending September 30, 2007, 2006, and 2005 was $4.9 million, $8.9 million, and $5.2 million, respectively. We currently plan to satisfy future stock option exercises under these plans with registered shares available to be issued.

The following table summarizes additional information about stock options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
	(in thousands)			(in thousands)
$ 15.00 – 19.99	220	1.93 Years	$18.57	217	$18.57
$20.00 – 28.00	420	3.87 Years	$24.34	244	$23.94

	640	3.26 Years	$22.35	461	$21.41

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2007, 2006 and 2005

14.	Stock Option Plan and Stock Based Compensation (continued)

The following table summarizes information about our nonvested stock options outstanding at September 30, 2007:

Nonvested Shares	Shares	Weighted Average GrantDate Fair Value
	(in thousands)
Nonvested at September 30, 2006	181	$8.61
Granted	185	$6.64
Vested	(153)	$7.17
Cancelled	(35)	$8.23

Nonvested at September 30, 2007	178	$7.77

The weighted-average grant date fair value of options which were granted during the twelve months ended September 30, 2007, 2006, and 2005 was $6.64, $8.47, and $8.90, respectively. The fair value of the options granted was estimated on the date of the grant using the Black-Scholes options pricing model. The following table shows the assumptions used for the grants that occurred in each twelve month period.

	2007	2006	2005
Expected volatility	35.05%	33.59%	46.01%
Risk free interest rate	4.88%	4.80%	3.81%
Dividend yield	1.11%	0.68%	0.68%
Expected lives	3.25 years	3.86 years	5.00 years

The expected volatility is established based on the historical volatility of our common stock. The risk free interest rate is determined base on the U.S. Treasury yield curve that is commensurate with the expected life of the options granted. The dividend yield is based upon the most recently declared quarterly dividend as of the grant date as a percentage of the average stock price at the time of the grant. The expected lives is based on the based on the “simplified” method allowed by SAB No. 107, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

We have recognized $0.9 million and $0.5 million of share-based compensation expense in the Consolidated Statements of Operations for the twelve month periods ended September 30, 2007 and 2006, respectively. We recognized a tax benefit related to our share-based compensation in the amount of approximately $0.4 million and $0.1 million in the twelve month period ended September 30, 2007 and 2006, respectively.

As of September 30, 2007, there was $1.32 million of unrecognized compensation expense related to remaining non-vested stock options that will be recognized over a weighted average period of 2.6 years. The total fair value of options which vested during the twelve month period ending September 30, 2007, 2006, and 2005 was $1.1 million, $0.1 million, and $8.2 million, respectively.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2007, 2006 and 2005

14.	Stockholder’s Equity Transactions

On August 14, 2007, we launched a tender offer to purchase up to 1,850,000 shares of our common stock for $27.00 per share. On September 12, 2007, we accepted for purchase 1,850,000 shares of our common stock tendered in the tender offer at a purchase price of $27.00 per share. We used $50.8 million to purchase such shares in September 2007, which included fees and expenses of $0.9 million. We funded the purchase using proceeds from the sales of marketable securities of $38.0 million and cash from operations, to purchase such shares in September 2007.

During fiscal years 2007, 2006 and 2005, we reacquired 47,590, 270,831, and 8,100 shares of our stock for a total cost of $1.1 million, $7.3 million and $0.1 million, respectively. Of the shares reacquired in 2006, 224,931 shares of our common stock were reacquired in conjunction with a Stock Repurchase Agreement with Lumistar, LLC for a value of $6.4 million.

16.	Business Segment and Geographical Information

We have four operating segments and we evaluate the performance of each segment based on operating income. The following is a brief description of each of the segments:

Ground Systems – Government: this segment provides ground systems products and services to the U.S. Government. It is currently our largest segment in terms of revenue and consists of our core command and control business for government applications. Its primary customers are the U.S. Air Force and NOAA.

Ground Systems – Commercial: this segment provides ground systems products and services to commercial enterprises and international governments and organizations. It consists of our core command and control business for commercial applications and three of our wholly-owned subsidiaries as follows:

•

SAT and Newpoint offer complementary ground system components and systems, which includes turnkey systems, hardware and software for satellite and terrestrial communications signal monitoring, network and ground equipment monitoring, and control and satellite data processing.

•	ISI Europe serves as the focal point for our ground systems business in Europe and Africa for command and control, signal monitoring, and network management using our products.

Space Communications Systems: this segment includes our wholly-owned subsidiaries RT Logic and Lumistar. RT Logics designs and builds satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories, and range operations. Lumistar, which was acquired on October 3, 2005, provides system level and board level telemetry products.

Corporate: this segment includes our Product Division, which is responsible for our core command and control product line (“EPOCH IPS”) and business areas in the development stage. The Product Division licenses our EPOCH IPS product line to other operating segments and to third-party customers. It is also the segment responsible for EPOCH IPS maintenance and support revenue and expenses.

We earn revenue both as a prime contractor and a subcontractor from sales of our products and services through contracts funded by the U.S. Government as well as commercial and international organizations. During the years ended September 30, 2007, 2006 and 2005, approximately 80%, 79%, and 77%, respectively, of our revenue was from government services, primarily the United States Air Force and the National Oceanic and Atmospheric Administration. The remaining revenue is from commercial products and services.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2007, 2006 and 2005

16.	Business Segment and Geographical Information (continued)

Summarized financial information by business segment is as follows:

	Fiscal Year Ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2005
	(in thousands)
Revenue:
Ground Systems – Government	$67,123	$56,330	$47,609
Ground Systems – Commercial	24,792	20,580	17,925
Space Communication Systems	42,795	44,422	32,483
Corporate	5,899	6,929	7,455
Elimination of intersegment sales	(11,955)	(11,730)	(7,747)

Total revenue	$128,654	$116,531	$97,725

Operating income:
Ground Systems – Government	$5,949	$4,873	$3,930
Ground Systems – Commercial	4,473	2,931	1,072
Space Communication Systems	10,124	11,079	9,450
Corporate	(3,269)	(604)	(4,628)

Total operating income	$17,277	$18,279	$9,824

Other income, net	1,851	1,142	564
Income before income tax	$19,128	$19,421	$10,388
Provision for income tax	6,302	7,082	4,087

Net income	$12,826	$12,339	$6,301

Depreciation and Amortization:
Ground Systems – Government	$398	$366	$357
Ground Systems – Commercial	165	246	544
Space Communication Systems	1,312	1,450	810
Corporate	1,105	1,887	2,776

Total Depreciation and Amortization	$2,980	$3,949	$4,487

Revenue by Geographic Location:
United States	$115,651	$104,172	$86,849
International	13,003	12,359	10,876

Total Revenue	$128,654	$116,531	$97,725

Goodwill
Ground Systems – Commercial	$2,415	$2,415	$2,415
Space Communication Systems	48,999	48,999	38,707
Corporate	(110)	(110)	(110)

Total Goodwill	$51,304	$51,304	$41,012

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2007, 2006 and 2005

16.	Business Segment and Geographical Information (continued)

	Fiscal Year Ended Sept. 30, 2007	Fiscal Year Ended Sept. 30, 2006	Fiscal Year Ended Sept. 30, 2005
	(in thousands)
Capital Expenditures:
Ground Systems – Government	$504	$163	$547
Ground Systems – Commercial	106	76	234
Space communication Systems	1,311	10,365	3,182
Corporate	380	95	725

Total Capital Expenditures	$2,301	$10,699	$4,688

Asset information for our segments at September 30, 2006, 2005 and September 30, 2004 is shown in the following table.

	Fiscal Year Ended Sept. 30, 2007	Fiscal Year Ended Sept. 30, 2006	Fiscal Year Ended Sept. 30, 2005
	(in thousands)
Total Assets:
Ground Systems – Government	$19,593	$15,392	$19,883
Ground Systems – Commercial	19,811	10,595	12,202
Space communication Systems	83,185	82,416	60,781
Corporate	40,947	90,045	73,970
Elimination of intersegment accounts receivable	(27,475)	(31,597)	(17,640)

Total Assets	$136,061	$166,851	$149,196

As discussed in Note 3, the acquisition of substantially all of the assets of Lumistar, LLC, during the first quarter of 2006 added $11.6 million of assets to the Space Communications Systems segment, including $8.8 million of goodwill and $0.4 million of intangible assets. Also, as discussed in Note 6, RT Logic completed construction of its headquarters building in August 2006 and began depreciation, adding $9.0 million in net assets to the Space Communications Systems segment.

17.	Quarterly Financial Data (unaudited)

Our first three quarters ended on December 31, March 31 and June 30. The fourth quarter ended on September 30, 2007. The following tables contain selected unaudited Consolidated Statement of Operations data for each quarter of fiscal years 2007 and 2006:

	Fiscal 2007 Quarter Ended
	31-Dec	31-Mar	30-Jun	30-Sep
	(in thousands, except per share amounts)
Revenue	$27,422	$29,013	$35,872	$36,347
Gross profit	9,144	9,238	11,243	12,721
Income from Operations	3,081	2,952	5,284	5,960
Net Income	2,059	2,142	3,818	4,807

Earnings per share – basic	$0.19	$0.19	$0.34	$0.45
Earnings per share – diluted	$0.19	$0.18	$0.34	$0.45

Weighted average common and equivalent shares outstanding:
Basic	11,059	11,106	11,168	10,604
Diluted	11,126	11,142	11,203	10,598

	Fiscal 2006 Quarter Ended
	31-Dec	31-Mar	30-Jun	30-Sep
	(in thousands, except per share amounts)
Revenue	$29,258	$32,152	$27,416	$27,705
Gross profit	9,005	10,253	8,815	9,736
Income from Operations	4,645	5,228	3,861	4,545
Net Income	3,070	3,544	2,751	2,974

Earnings per share – basic	$0.29	$0.33	$0.25	$0.27
Earnings per share – diluted	$0.28	$0.32	$0.25	$0.27

Weighted average common and equivalent shares outstanding:
Basic	10,671	10,874	11,026	10,993
Diluted	10,936	11,034	11,221	11,172

18.	Subsequent Event

Effective March 30, 2007, we terminated the employment of Gary A. Prince as a result of a formal order of investigation issued by the SEC on March 1, 2007 regarding the Company. The investigation by the SEC and a related inquiry by NASDAQ include questions as to whether Mr. Prince was acting as a de facto executive officer of the Company prior to his promotion to the position of Executive Vice President and Managing Director of Operations of the Company in August 2006. We had placed Mr. Prince on paid administrative leave effective November 1, 2006. On April 24, 2007, Mr. Prince sent a letter to us demanding a severance payment of $0.2 million and a bonus payment of $60 thousand for fiscal year 2006 services. On May 17, 2007, Mr. Prince filed a lawsuit in Prince George’s County Maryland against us demanding payment of $0.9 million for unpaid wages and treble damages related thereto. We disputed the claims made in the letter and the lawsuit by Mr. Prince. On November 19, 2007, the Company and Mr. Prince entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”) in full and complete settlement of the Lawsuit. Under the Settlement Agreement, we agreed to pay Mr. Prince a total of $110 thousand, of which $65 thousand will be treated as wages and $45 thousand will be treated as non-wages and as reimbursement of a portion of Mr. Prince’s legal fees. We agreed to make the foregoing payments within seven (7) days following dismissal of the lawsuit with prejudice. The Settlement Agreement also includes mutual general releases by each of the Company and Mr. Prince with respect to the other, except that both parties agreed that the Indemnification Agreement between them effective December 4, 2002 and the Affirmation and Undertaking Re: Advance for Expenses between them dated October 17, 2006 will remain in full force and effect, and that both parties reserve all rights under both agreements. The Settlement Agreement further provides that by making the payment to Mr. Prince, we are not admitting any wrongdoing or liability and, instead, that any wrongdoing or liability is expressly denied.

On December 5, 2007, our Board of Directors made a determination to cease the payment of dividends for the foreseeable future beginning with for fiscal 2008 in order to maximize the Company’s ability to invest in future research and development, marketing and business development efforts and strategic acquisition efforts that, in the Boards opinion, will result in a greater return for our shareholders.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

b. Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures.

Disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our management carried out an evaluation of the effectiveness of our disclosure controls and procedures, as of the end of the fiscal year subject to this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information related to us and our consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared.

b. Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under Exchange Act. Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year subject to this annual report on Form 10-K based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our assessment under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2007. Bernstein & Pinchuk, LLP, our independent registered public accounting firm, has issued an opinion on our assessment of our internal control over financial reporting. This opinion appears in the Report of Independent Registered Public Accounting Firm beginning on page F-2 of this Annual Report on Form 10-K.

c. Changes in Internal Control Over Financial Reporting.

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation of any changes in our internal control over financial reporting that occurred during our fourth quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This evaluation was carried out under the supervision and with the participation of our management, including the chief executive officer and chief financial officer. Based upon that evaluation, we concluded that there was no change in our internal control over financial reporting during this period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is incorporated by reference to our definitive proxy statement for the Annual Meeting of Shareholders to be held on February 20, 2008 and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after September 30, 2007.

Except for those portions specifically incorporated in this report by reference to our proxy statement for the annual meeting of shareholders to be held on February 20, 2008, no other portions of the proxy statement are deemed to be filed as part of this Report on Form 10-K.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the information under the captions “Corporate Governance Guidelines”, “Our Executive Officers”, “Board of Directors and Committees of the Board – Audit Committee”, “Code of Ethical Conduct”, “Selection of Director Nominees”, “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, in our proxy statement for the Annual Meeting of Shareholders to be held on February 20, 2008.

We intend to disclose any waiver of our code of business conduct and ethics for our directors or executive officers in future Form 8-K filings within four business days following the date of such waiver. We also intend to post on our website at www.integ.com any amendment to, or waiver from, a provision of our code of business conduct and ethics that applies to our principal executive officer, principal financial officer, corporate controller and other employees performing similar functions within four business days following the date of such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the caption “Executive and Director Compensation” in our proxy statement for the Annual Meeting of Shareholders to be held on February 20, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the Annual Meeting of Shareholders to be held on February 20, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information under the caption “Policies on Transactions and Arrangements with Related Persons” in our proxy statement for the Annual Meeting of Shareholders to be held on February 20, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Auditor Independence” in our proxy statement for the Annual Meeting of Shareholders to be held on February 20, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements.

2.	Financial Statement Schedules.

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are not required under the related instruction or are inapplicable and therefore have been omitted.

3.	Index to Exhibits

3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006 and as supplemented by Articles Supplementary of the Company dated February 12, 2006. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Commission on May 10, 2007).

3.2	Amended and Restated Bylaws of the Company, as amended by Amendment No. 4 to the Amended and Restated By-laws of Integral Systems, Inc. (Incorporated by reference to Company’s current report on Form 8-K filed with the Commission on September 20, 2007)

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-58453) filed by the Company with the Commission on July 2, 1998).

10.1+	1988 Stock Plan (Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-61559) filed by the Company with the Commission on August 14, 1998).

10.2+	2002 Stock Option Plan (Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-87694) filed by the Company with the Commission on May 7, 2002).

10.3+	Form of Indemnification Agreement between the Company and certain of its officers and all of its directors (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed with the Commission on May 15, 2003).

10.4	Lease dated June 1, 1999, between Integral Systems, Inc. and ASP Washington, LLC (Incorporated by reference to the Company’s Form 10-QSB for the quarter ended June 30, 1999 filed with the Commission on August 12, 1999), and amendment thereto (Incorporated by reference to the Company’s current report on Form 8-K filed with the Commission on November 2, 2005).

10.5	Award/Contract No. F04701-01-C-0012 from MCK Space & Missile Systems Center, effective as of February 7, 2001 (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed with the Commission on May 15, 2002).

10.6	Lease dated May 8, 2002, between Integral Systems, Inc. and Science Park II LLC (Incorporated by reference to the Company’s annual report on Form 10-K for the year ended September 30, 2005 filed with the Commission on December 10, 2004).

10.7	Award/Contract No. FA8819-05-C-0018 from Space and Missiles Systems Center (“SMC”) on behalf of U.S. Air Force, effective as of February 25, 2005 (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2005 filed with the Commission on May 10, 2005).

10.8	Consulting Agreement dated May 17, 2006 between Steven R. Chamberlain and Integral Systems, Inc. (incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2006 filed with the Commission on August 8, 2006).

10.9+	Form Tier 1 Change of Control Agreement (incorporated by reference to Exhibit 10.11 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006 filed with the Commission on December 14, 2006).

10.10+	Form Tier 2 Change of Control Agreement (incorporated by reference to Exhibit 10.12 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006 filed with the Commission on December 14, 2006).

10.11+	Form Tier 1 Transition Bonus Agreement (incorporated by reference to Exhibit 10.13 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006 filed with the Commission on December 14, 2006).

10.12+	Form Tier 2 Transition Bonus Agreement (incorporated by reference to Exhibit 10.14 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006 filed with the Commission on December 14, 2006).

10.13+	Form Tier 3 Transition Bonus Agreement (incorporated by reference to Exhibit 10.15 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006 filed with the Commission on December 14, 2006).

10.14	Letter Agreement dated January 31, 2007 by and among Integral Systems, Inc., Fursa Alternative Strategies LLC, William F. Harley, III, and Chartwell Capital Investors II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on February 6, 2007).

10.15+	Employment Agreement between Alan W. Baldwin and the Company, effective July 30, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on August 3, 2007).

10.16+	Employment Agreement between William R. Lewis and the Company, effective July 30, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission August 3, 2007).

10.17+	Employment Agreement between Peter J. Gaffney and the Company, dated September 12, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on September 14, 2007).

10.18+	Employment Agreement between Elaine M. Brown and the Company, dated September 12, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on September 14, 2007).

10.19+	Employment Agreement between William M. Bambarger, Jr. and the Company, effective as of September 25, 2007 (filed herewith).

10.20+	Employment Agreement between Stewart Daughtridge and the Company, effective as of December 5, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on December 11, 2007).

10.21+	Employment Agreement between James Schuetzle and the Company, effective as of December 5, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on December 11, 2007).

10.22	Amended and Restated Revolving Line of Credit Loan Agreement, dated September 28, 2007, among the Company, certain of its subsidiaries, and Bank of America, N.A., as lender (filed herewith).

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Bernstein & Pinchuk, LLP.

23.2	Consent of Grant Thornton, LLP.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management or compensatory plan or arrangement

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of December 12, 2007.

INTEGRAL SYSTEMS, INC.

By:	/s/ ALAN W. BALDWIN
Alan W. Baldwin President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 12, 2007.

Signature	Titles	Date

/s/ ALAN W. BALDWIN	Chief Executive Officer, President,	December 12, 2007
Alan W. Baldwin	Director

/s/ WILLIAM M. BAMBARGER, JR.	Chief Financial Officer and Treasurer,	December 12, 2007
William M. Bambarger, Jr.	Principal Accounting Officer

/s/ JOHN M. ALBERTINE	Chairman of the Board, Director	December 12, 2007
John M. Albertine

/s/ R. DOSS MCCOMAS	Director	December 12, 2007
R. Doss McComas

/s/ PAUL G. CASNER, JR.	Director	December 12, 2007
Paul G. Casner, Jr.

/s/ WILLIAM F. HARLEY III	Director	December 12, 2007
William F. Harley III

/s/ WILLIAM LEIMKUHLER	Director	December 12, 2007
William Leimkuhler

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006 and as supplemented by Articles Supplementary of the Company dated February 12, 2006. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Commission on May 10, 2007).

3.2	Amended and Restated Bylaws of the Company, as amended by Amendment No. 4 to the Amended and Restated By-laws of Integral Systems, Inc. (Incorporated by reference to Company’s current report on Form 8-K filed with the Commission on September 20, 2007)

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-58453) filed by the Company with the Commission on July 2, 1998).

10.1+	1988 Stock Plan (Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-61559) filed by the Company with the Commission on August 14, 1998).

10.2+	2002 Stock Option Plan (Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-87694) filed by the Company with the Commission on May 7, 2002).

10.3+	Form of Indemnification Agreement between the Company and certain of its officers and all of its directors (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed with the Commission on May 15, 2003).

10.4	Lease dated June 1, 1999, between Integral Systems, Inc. and ASP Washington, LLC (Incorporated by reference to the Company’s Form 10-QSB for the quarter ended June 30, 1999 filed with the Commission on August 12, 1999), and amendment thereto (Incorporated by reference to the Company’s current report on Form 8-K filed with the Commission on November 2, 2005).

10.5	Award/Contract No. F04701-01-C-0012 from MCK Space & Missile Systems Center, effective as of February 7, 2001 (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed with the Commission on May 15, 2002).

10.6	Lease dated May 8, 2002, between Integral Systems, Inc. and Science Park II LLC (Incorporated by reference to the Company’s annual report on Form 10-K for the year ended September 30, 2005 filed with the Commission on December 10, 2004).

10.7	Award/Contract No. FA8819-05-C-0018 from Space and Missiles Systems Center (“SMC”) on behalf of U.S. Air Force, effective as of February 25, 2005 (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2005 filed with the Commission on May 10, 2005).

10.8	Consulting Agreement dated May 17, 2006 between Steven R. Chamberlain and Integral Systems, Inc. (incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2006 filed with the Commission on August 8, 2006).

10.9+

Form Tier 1 Change of Control Agreement (incorporated by reference to Exhibit 10.11 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006 filed with the Commission on December 14, 2006).

10.10+	Form Tier 2 Change of Control Agreement (incorporated by reference to Exhibit 10.12 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006 filed with the Commission on December 14, 2006).

10.11+	Form Tier 1 Transition Bonus Agreement (incorporated by reference to Exhibit 10.13 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006 filed with the Commission on December 14, 2006).

10.12+	Form Tier 2 Transition Bonus Agreement (incorporated by reference to Exhibit 10.14 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006 filed with the Commission on December 14, 2006).

10.13+	Form Tier 3 Transition Bonus Agreement (incorporated by reference to Exhibit 10.15 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006 filed with the Commission on December 14, 2006).

10.14	Letter Agreement dated January 31, 2007 by and among Integral Systems, Inc., Fursa Alternative Strategies LLC, William F. Harley, III, and Chartwell Capital Investors II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on February 6, 2007).

10.15+	Employment Agreement between Alan W. Baldwin and the Company, effective July 30, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on August 3, 2007).

10.16+	Employment Agreement between William R. Lewis and the Company, effective July 30, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission August 3, 2007).

10.17+	Employment Agreement between Peter J. Gaffney and the Company, dated September 12, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on September 14, 2007).

10.18+	Employment Agreement between Elaine M. Brown and the Company, dated September 12, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on September 14, 2007).

10.19+	Employment Agreement between William M. Bambarger, Jr. and the Company, effective as of September 25, 2007 (filed herewith).

10.20+	Employment Agreement between Stewart Daughtridge and the Company, effective as of December 5, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on December 11, 2007).

10.21+	Employment Agreement between James Schuetzle and the Company, effective as of December 5, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on December 11, 2007).

10.22	Amended and Restated Revolving Line of Credit Loan Agreement, dated September 28, 2007, among the Company, certain of its subsidiaries, and Bank of America, N.A., as lender (filed herewith).

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Bernstein & Pinchuk, LLP.

23.2	Consent of Grant Thornton, LLP.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management or compensatory plan or arrangement