Form 10-Q
period 2007-12-31
INTEGRAL SYSTEMS INC /MD/
filed 2008-02-07
CIK 718130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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

As of February 4, 2007, the Registrant had issued and outstanding 9,409,540 shares of common stock.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this 10-Q, including in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including those under “Liquidity and Capital Resources,” are forward looking. In addition, from time to time, Integral Systems, Inc. (the “Company”, “We”, “Us”, “Our”) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “believe”, “expect”, “anticipate”, “estimate”, “continue”, or other similar words, including but not limited to statements as to the intent, belief, or current expectations of the Company and its directors, officers, and management with respect to our future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. The future results indicated, whether expressed or implied, may not be achieved. Our actual results may differ significantly from the results discussed in the forward-looking statements. While we believe that these statements are and will be accurate, a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our statements. Our business is dependent upon general economic conditions and upon various conditions specific to us and to our industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may affect our business, other than those described elsewhere herein, include the risk factors described in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended September 30, 2007. When considering the forward-looking statements in this Form 10-Q, you should keep in mind the risk factors and other cautionary statements set forth in this Form 10-Q and our Annual Report on Form 10-K.

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

•	A significant portion of our revenue is derived from contracts or subcontracts funded by the U.S. government.

•	Our contracts and subcontracts that are funded by the U.S. government are subject to termination without cause by the U.S. government.

•	Our contracts and subcontracts that are funded by the U.S. government are subject to U.S. government regulations and audits.

•	Our contracts and subcontracts that are funded by the U.S. government are subject to a competitive bidding process that may affect our ability to win contract awards or renewals in the future.

•	Our contracts and subcontracts that are funded by the U.S. government are subject to the budget and funding process of the U.S. government.

•	We enter into fixed-price contracts that could subject us to losses in the event that we have cost overruns.

•	Our commercial contracts are subject to competition and strict performance and other requirements.

•	We may not be able to effectively manage any continued growth.

i

•	Intense competition in the satellite ground system industry could harm our financial performance.

•	We are subject to risks associated with our strategy of acquiring other companies.

•	We may be exposed to product liability or related claims with respect to our products.

•	Our products may become obsolete due to rapid technological change in the satellite industry.

•	Our business is subject to risks associated with international transactions.

•	Our business is dependent on the availability of certain components and raw materials that we buy from suppliers.

•	We depend upon attracting and retaining a highly skilled professional staff.

•	We depend on the services of our key personnel.

•	We depend upon intellectual property rights and risk having our rights infringed.

•	The estimated backlog under our U.S. government contracts is not necessarily indicative of revenues that will actually be realized under the contracts.

•	Performance of some of our U.S. government contracts may require security clearance.

•	Some of our contracts are subject to security classification restrictions.

•	The market price of our common stock may be volatile.

•	Our quarterly operating results may vary significantly from quarter to quarter.

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share amounts)

	December 31, 2007	September 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,158	$23,894
Marketable securities, net	620	568
Accounts receivable, net of allowance for doubtful accounts of $166 at December 31, 2007 and $171 at September 30, 2007	20,619	19,267
Cost and estimated earnings in excess of billings on uncompleted contracts	18,016	16,530
Prepaid expenses	956	1,464
Inventory	5,600	5,145
Other current assets	1,007	1,664

Total current assets	72,976	68,532
Property and equipment, net	15,905	15,234
Goodwill	51,304	51,304
Intangible assets, net	19	22
Software development costs, net	148	198
Other assets	728	771

Total assets	$141,080	$136,061

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,822	$9,416
Accrued expenses	6,815	8,948
Billings in excess of revenue for contracts in progress	13,092	11,150
Income taxes payable	611	—

Total current liabilities	27,340	29,514

Total liabilities	27,340	29,514

Commitment and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, and 9,381,672 and 9,381,172 shares issued and outstanding at December 31, 2007 and September 30, 2007, respectively	94	94
Additional paid-in capital	61,128	60,907
Retained earnings	52,560	45,537
Accumulated other comprehensive income	(42)	9

Total stockholders’ equity	113,740	106,547

Total liabilities and stockholders’ equity	$141,080	$136,061

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars, except per share amounts)

	Three Months Ended December 31,
	2007	2006
	(Unaudited)
Revenue	$37,310	$27,422
Cost of revenue
Direct labor	7,119	5,916
Overhead costs	6,074	5,088
Travel and other direct costs	689	489
Direct equipment & subcontracts	8,022	6,579
Product amortization	49	206

Total cost of revenue	21,953	18,278

Gross profit	15,357	9,144
	41.2%	33.3%
Selling, general & administrative	6,317	5,724
Research & development	710	464
Intangible asset amortization	3	60

Income from operations	8,327	2,896
	22.3%	10.6%
Other income, net	(65)	242

Income before income tax	8,262	3,138
Provision for income taxes	1,239	1,079

Net income	$7,023	$2,059

	18.8%	7.5%

Other comprehensive income:
Net unrealized gain from available-for-sale securities	10	—
Effect of currency translation	(61)	161

Comprehensive income	$6,972	$2,220

Weighted average number of common shares:
Basic	9,382	11,059
Diluted	9,382	11,126

Income per share:
Basic	$0.75	$0.19
Diluted	$0.75	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Three Months Ended December 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$7,023	$2,059
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation and amortization	526	736
Stock based compensation expense	212	202
Provision for bad debt expense	(5)	—
Gain on sale of marketable securities	(5)	—
Loss on disposal of fixed assets	—	11
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and other receivables	(1,306)	(554)
Cost and estimated earnings in excess of billings on uncompleted contracts	(1,472)	(969)
Prepaid expenses and deposits	525	331
Inventories	(451)	(515)
Income taxes receivable/payable	1,008	1,006
Accounts payable	(2,558)	1,810
Accrued expenses	(2,100)	(2,081)
Billings in excess of revenue	1,910	544

Net cash provided by operating activities	3,307	2,580

Cash flows from investing activities:
Acquisition of fixed assets	(1,144)	(839)
Purchases of marketable securities	(497)	(933)
Sale of marketable securities	481	—
Settlement of litigation	165	—
Proceeds from collections on notes receivable	35	63
Proceeds from the sale of property and equipment	—	2

Net cash (used in) investing activities	(960)	(1,707)

Cash flows from financing activities:
Proceeds from issuance of common stock	9	563
Stock repurchase	—	(187)

Net cash provided by financing activities	9	376

Net increase in cash and cash equivalents	2,356	1,249
Effect of exchange rate changes on cash	(92)	161
Cash and cash equivalents - beginning of period	23,894	24,659

Cash and cash equivalents - end of period	$26,158	$26,069

Supplemental disclosures of cash flow information:
Income taxes paid	$84	$74
Interest expense paid	$2	$5

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

2.	Basis of Presentation

The interim financial statements include the results of Integral Systems, Inc. and our wholly owned subsidiaries, SAT Corporation (“SAT”), Newpoint Technologies, Inc. (“Newpoint”), Real Time Logic, Inc. (“RT Logic”), Lumistar, LLC (“Lumistar”), and Integral Systems Europe S.A.S. (“ISI Europe”). All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. The consolidated balance sheet at September 30, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2007 filed with the Securities and Exchange Commission on December 12, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect certain reported amounts of assets and liabilities, and changes therein, disclosure of contingent assets and liabilities, and revenues and expenses recognized during the reporting period. Actual results could differ from those estimates.

Certain amounts for the three months ended December 31, 2006 have been reclassified to conform to the presentation for the three months ended December 31, 2007. These reclassifications consist of the presentation of production amortization expense, which is now being classified as a cost of revenue, and reclassification of certain other expense as selling, general, and administrative expense. During the first quarter of 2008, we realigned our operating segment from four segments to three segments, eliminating the Corporate segment, to be in line with the way we are now internally managing our business. These reclassifications did not impact net income or earnings per share for the three months ended December 31, 2006. In addition, the amount presented in the statement of cash flows for the three months ended December 31, 2006 relating to tax benefits of stock option exercises in the cash flows from operating activities and cash flows financing activities has been excluded as these amounts are not relevant to interim reporting periods.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Accounts Receivable and Cost, Estimated Earnings in Excess of Billing on Uncompleted Contracts, and Billings in Excess of Revenue for Contracts in Progress

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

Accounts receivable and cost and estimated earnings in excess of billings on uncompleted contracts at December 31, 2007 and September 30, 2007 consist of the following:

	December 31, 2007	September 30, 2007
	(in thousands of dollars)
Billed
Government customers	$14,307	$14,530
Commercial customers	6,478	4,907
Allowance for doubtful accounts	(166)	(170)

Total billed	$20,619	$19,267

Cost and estimated earnings in excess of billing on uncompleted contracts
Government customers	$16,133	$14,658
Commercial customers	1,883	1,872

Total unbilled	$18,016	$16,530

Billings in excess of revenue for contracts in progress represent amounts billed and collected for contracts in progress for which revenue has not been recognized and is reflected as a liability. Revenue will be recognized when revenue recognition criteria are met.

	December 31, 2007	September 30, 2007
	(in thousands of dollars)
Billings in excess of revenue for contracts in progress
Government customers	$6,413	$3,868
Commercial customers	6,678	7,282

Total billed	$13,092	$11,150

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Inventories

Inventories are stated at the lower of cost or market using the first in, first-out (“FIFO”) method. Market value is determined on the basis of estimated realizable values. Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined. We did not have a reserve for obsolescence at December 31, 2007 and September 30, 2007. Inventories consist of the following:

	December 31, 2007	September 30, 2007
	(in thousands of dollars)
Finished Goods	$4,579	3,641
Raw Materials	1,021	1,504

Total	$5,600	$5,145

5.	Net Income (Loss) Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the diluted weighted average common shares, which reflects the potential dilution of stock options. The reconciliation of amounts used in the computation of basic and diluted net income per share consists of the following:

	Three Months Ended December 31,
	2007	2006
	(in thousands of dollars, except per share amounts)
Numerator:
Net income available to common shareholders	$7,023	$2,059
Denominator:
Shares used for basic earnings per share—weighted-average shares	9,382	11,059
Effect of dilutive securities:
Employee stock options	—	67

Shares used for diluted earnings per share adjusted weighted-average shares and assumed conversions	9,382	11,126

Income per common share:
Basic earnings per share	$0.75	$0.19
Diluted earnings per share	$0.75	$0.19

On August 14, 2007, we launched a tender offer to purchase up to 1,850,000 shares of our common stock for $27.00 per share as part of our overall plan to enhance stockholder value. On September 12, 2007, we accepted for purchase 1,850,000 shares of our common stock tendered in the tender offer at a purchase price of $27.00 per share. The repurchase of such shares in the tender offer resulted in a $0.13 per share increase in our basic and diluted earnings per share for the first quarter ended December 31, 2007.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Line of Credit and Notes Payable

On September 28, 2007, we entered into an amended and restated credit agreement, which, permits unsecured borrowing of up to $25.0 million, including a sub-facility of $10 million for the issuance of letters of credit. Any borrowings under the facility will accrue interest at the one-month London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 1.5% to 2.4% depending on our ratio of funded debt to earnings before interest, taxes and depreciation (“EBITDA”). We are required to pay a fee on the undrawn amount of the facility from time to time, at a rate of 0.20% to 0.25% per annum, depending on our ratio of funded debt to EBITDA, and payable quarterly. We did not use and we did not have outstanding borrowing on these lines of credit at December 31, 2007 and September 30, 2007.

We had letters of credit amounting to $ 0.2 million as of December 31, 2007 and September 30, 2007 with certain banks relating to leased facilities. In addition, we had letters of credit amounting to approximately $2.3 million and $1.1 million as of December 31, 2007 and September 30, 2007, respectively, with a bank relating to obligations on certain contracts.

7.	Commitments and Contingencies

We are subject to various legal proceedings and threatened legal proceedings from time to time. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on our business, results of operations, financial condition, or cash flows.

In November 2004, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with LJT & Associates, Inc. (“LJT”) to sell all of the assets of our antenna division. LJT filed an action against us on December 8, 2006 in the circuit court for Howard County, Maryland, seeking unspecified damages for the alleged wrongful hiring of a former LJT employee by us. LJT claimed that we breached our Asset Purchase Agreement as well as the employee’s employment agreement, and LJT claimed that we conspired to and did misappropriate some of LJT’s trade secrets. LJT has subsequently claimed in correspondence with us that we would be liable to them for damages in excess of $1,000,000 and LJT would seek to recoup attorney’s fees incurred in supporting this claim. On January 14, 2008, we agreed to settle this claim for the sum of $98,000 and to forgive a note receivable due from LJT in the amount of $67,000.

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

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We have certified compliance with the SEC’s subpoena to the Company, and are cooperating fully with the SEC and NASDAQ in connection with the investigation and the inquiry.

Effective March 30, 2007, we terminated the employment of Mr. Prince. Mr. Prince’s employment termination was at the direction of the Special Committee, as a result of investigation of the Special Committee concerning the matters under investigation by the SEC and the related inquiry by NASDAQ. We had placed Mr. Prince on paid administrative leave effective November 1, 2006, pending developments in the inquiries by the SEC and NASDAQ and the ongoing investigation by the Special Committee. On April 24, 2007, Mr. Prince sent a letter to us demanding a severance payment of $0.2 million and a bonus payment of $60 thousand for fiscal year 2006 services. On May 17, 2007, Mr. Prince filed a lawsuit in Prince George’s County Maryland against us demanding payment of $0.9 million for unpaid wages and treble damages related thereto. We disputed the claims made in the letter and the lawsuit by Mr. Prince. On November 19, 2007, the Company and Mr. Prince entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”) in full and complete settlement of the Lawsuit. Under the Settlement Agreement, we agreed to pay Mr. Prince a total of $110 thousand, of which $65 thousand will be treated as wages and $45 thousand will be treated as non-wages and as reimbursement of a portion of Mr. Prince’s legal fees. We agreed to make the foregoing payments within seven (7) days following dismissal of the lawsuit with prejudice. The Settlement Agreement also includes mutual general releases by each of the Company and Mr. Prince with respect to the other, except that both parties agreed that the Indemnification Agreement between them effective December 4, 2002 and the Affirmation and Undertaking Re: Advance for Expenses between them dated October 17, 2006 will remain in full force and effect, and that both parties reserve all rights under both agreements. The Settlement Agreement further provides that by making the payment to Mr. Prince, we are not admitting any wrongdoing or liability and, instead, that any wrongdoing or liability is expressly denied.

8.	Stock Option Plan and Stock-Based Compensation

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

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We have reserved for issuance an aggregate 37,000 shares of Common Stock under the 1988 Stock Option Plan and 699,447 under the 2002 Stock Option Plan.

The following table summarizes the activity for all of our stock option awards during the three months ended December 31, 2007:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Life	Aggregate Intrinsic Value ($ in millions)
	(in thousands)
Options outstanding September 30, 2007	640	$22.35	—	—
Granted	10	$22.47	—	—
Exercised	(1)	$17.44	—	—
Cancelled	(3)	$20.35	—	—

Options outstanding December 31, 2007	646	$22.37	3.07 Years	$1.23

Exercisable at December 31, 2007	493	$21.58	2.56 Years	$1.19

The following table summarizes additional information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
	(in thousands)			(in thousands)
$ 15.00 – 19.99	218	1.69 Years	$18.56	216	$18.57
$ 20.00 – 28.00	428	3.77 Years	$24.30	277	$23.93

	646	3.07 Years	$22.37	493	$21.58

The following table summarizes information about our nonvested stock options outstanding at December 31, 2007:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at September 30, 2007	178	$7.77
Granted	10	$7.47
Vested	(35)	$6.53

Nonvested at December 31, 2007	153	$8.03

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The weighted-average grant date fair value of options which were granted during the three months ended December 31, 2007 was $7.47. The fair value of the options granted was estimated on the date of the grant using the Black-Scholes options pricing model. The following table shows the assumptions used for the grants that occurred during the three months ended December 31, 2007.

Three Months Ended December 31, 2007
Expected volatility	32.35%
Risk free interest rate	3.76%
Dividend yield	0.00%
Expected lives	4.50 years

The expected volatility is established based on the historical volatility of our common stock. The risk free interest rate is determined based on the U.S. Treasury yield curve that is commensurate with the expected life of the options granted. The dividend yield is based upon the most recently declared quarterly dividend as of the grant date as a percentage of the average stock price at the time of the grant. The expected lives are based on the based on the “simplified” method allowed by SAB No. 107, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

We have recognized $0.2 million and $0.2 million of share-based compensation expense in the Consolidated Statements of Operations for the three month periods ended December 31, 2007 and December 31, 2006, respectively.

As of December 31, 2007, there was $1.2 million of unrecognized compensation expense related to remaining non-vested stock options that will be recognized over a weighted average period of 3.1 years. The total fair value of options which vested during the three month period ending December 31, 2007, was $0.2 million.

9.	Business Segment and Geographical Information

During the first quarter of 2008, we realigned our operating segment from four segments to three segments, eliminating the Corporate segment, to be in line with the way we are now internally managing our business. The Corporate segment was primarily composed of the Product Division, which licenses our EPOCH IPS product line to other operating segments and to third-party customers. This segment was also responsible for EPOCH IPS maintenance and support revenue and expenses. The associated revenue and cost for product license sales, maintenance, and support are now included in the respective results of our Ground Systems – Government and Ground Systems – Commercial segments. The Corporate segment results for the three months ended December 31, 2006 have been reclassified to conform to the presentation of the three months ended December 31, 2007. The reclassification does not modify the previously reported consolidated revenue or net income. We evaluate the performance of our three operating segments based on operating income. The following is a brief description of each of the segments:

Ground Systems – Government: this segment provides ground systems products and services to the U.S. Government. It is currently our largest segment in terms of revenue and consists of our core command and control business for government applications. Its primary customers are the U.S. Air Force and the National Oceanic and Atmospheric Administration (“NOAA”).

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Space Communications Systems: this segment includes our wholly-owned subsidiaries RT Logic and Lumistar. RT Logic designs and builds satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories, and range operations. Lumistar provides system level and board level telemetry products.

Summarized financial information by business segment is as follows:

	Three Months Ended December 31,
	2007	2006
	(in thousands of dollars)
Revenue:
Ground Systems - Government	$18,371	$14,475
Ground Systems - Commercial	7,603	5,981
Space Communication Systems	12,402	9,155
Elimination of intersegment sales	(1,066)	(2,189)

Total revenue	$37,310	$27,422

Income from operations:
Ground Systems - Government	$4,118	$928
Ground Systems - Commercial	1,898	1,073
Space Communication Systems	3,105	2,053
Selling, general & administrative expense	(794)	(1,158)

Total operating income	$8,327	$2,896

Other income (expense), net	(65)	242
Income before income tax	8,262	3,138
Provision for income tax	1,239	1,079

Net income	$7,023	$2,059

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Asset information for our segments at December 31, 2007 and September 30, 2007 is shown in the following table.

	December 31, 2007	September 30, 2007(1)
	(in thousands of dollars)
Total Assets:
Ground Systems – Government	$21,135	$19,745
Ground Systems – Commercial	12,700	12,212
Space Communication Systems	91,562	83,185
Corporate Support Assets	43,034	48,394
Elimination of intersegment accounts receivable	(27,351)	(27,475)

Total assets	$141,080	$136,061

(1)

Assets balances relating to the Ground Systems – Government and Ground Systems – Commercial segments have been reclassified to confirm with the presentation for the three months ended December 31, 2007. We realigned our operating segment from four segments to three segments, eliminating the Corporate segment, to be in line with the way we are now internally managing our business.

10.	Income Taxes

On October 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a “more-likely-than-not” threshold for the recognition and derecognition of tax positions, providing guidance on the accounting for interest and penalties relating to tax positions and requires that the cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance sheet of retained earnings or other appropriate components of equity or net assets in the statement of financial position. We did not have any significant unrecognized tax benefits and there was no material effect on our financial condition or results of operations as a result of implementing FIN 48. During the first quarter ended December 31, 2007, we recognized a $1.6 million tax credit for tax deductible research and development expenditures that were incurred in prior years. We have filed amended tax returns associated with this tax credit during the first quarter ended December 31, 2007.

11.	Recent Accounting Pronouncements

SFAS No. 157—“Fair Value Measurements.” In October 2006, FASB issued SFAS No. 157. This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities. This standard also requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. We expect to adopt this standard beginning in October 2008. Currently, we are evaluating the impact that this new standard will have on our financial position and results of operations.

SFAS No. 159—“The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of SFAS No. 115.” In February 2007, the FASB issued SFAS No. 159. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. We expect to adopt this standard beginning in October 2008. Currently, we are evaluating the impact that this new standard will have on our financial position and results of operations.

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

Cri tical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates.

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

Revenue Recognition

Contract Revenue – We earn revenues from sales of our products and services and may be either a prime contractor directly to the end-user of our products and services or we may act as a subcontractor under a contract with another contractor. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed and determinable, and collectibility is reasonably assured. We generally earn revenue under three types of contracts: fixed-price, cost-plus a fixed fee, and time & materials (“T&M”) contracts. Revenue under a fixed-price contract is recognized using a percentage of completion method based on costs incurred in relation to total estimated costs. Under a cost-plus contract, we are reimbursed for allowable costs within the contractual terms and conditions and are paid a negotiated fee. The fee may be fixed or based on performance incentives. Revenue recognition under a cost-plus contract is based upon actual costs incurred and a pro rata amount of the negotiated fee. Under a T&M contract, we receive fixed hourly rates intended to cover salary costs attributable to work performed on the contract and related indirect expenses, reimbursement for other direct costs, and a profit. Revenue is recognized under a T&M contract at the contractual rates as labor hours and direct expenses are incurred. To date, the vast majority of contracts for the purchase of our commercial off-the-shelf (“COTS”) software products have been fixed-priced in nature, either firm fixed-price contracts or T&M contracts with fixed labor rates.

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

We provide products and services under fixed-price contracts for which revenue is generally recognized using the percentage of completion method based on the relationship of actual costs incurred to total costs estimated over the duration of the contract. These estimates regarding costs underlie our determination as to overall contract profitability and the timing of revenue recognition. If we do not accurately estimate the resources required or the scope of the work to be performed, or do not manage our contracts properly within the planned periods of time or satisfy our obligations under the contracts, then actual results may differ from projected results and losses on contracts may need to be recognized. We account for cost reimbursable contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying the negotiated fee and or estimated award fee rate to actual costs on an individual contract basis. Management reviews contract performance, costs incurred, and estimated completion costs regularly and adjusts revenues and profits on contracts in the period in which changes become determinable.

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

Goodwill and Other Long-Lived Assets

Long-lived assets consist of goodwill, identifiable intangible assets, trademarks and agreements, and property and equipment. Long-lived assets such as property and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill is tested annually for impairment, and is reviewed for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Factors which we consider important and that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, and significant negative industry or economic trends. We determine whether an impairment has occurred based on gross expected future cash flows and measure the amount of the impairment based on the related future discounted cash flows. The cash flow estimates used to determine impairment, if any, contain management’s best estimates, using appropriate and customary assumptions and projections at the time. The estimates of expected cash flows require us to make significant judgments regarding future periods that are subject to some factors outside of our control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations.

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

Results of Operations

	Three Months Ended December 31,
	2007 (First quarter 2008)	2006 (First quarter 2007)	Favorable (unfavorable)
	(in thousands of dollars)
Revenue:
Ground Systems - Government	$18,371	$14,475	$3,896
Ground Systems - Commercial	7,603	5,981	1,622
Space Communication Systems	12,402	9,155	3,247
Elimination of intersegment sales	(1,066)	(2,189)	1,123

Total revenue	37,310	27,422	9,888

Cost of revenue:
Ground Systems - Government	11,555	11,561	6
Ground Systems - Commercial	4,311	3,643	(668)
Space Communication Systems	7,248	5,261	(1,987)
Elimination of intersegment cost	(1,161)	(2,187)	(1,026)

Total cost of revenue	21,953	18,278	(3,675)

Gross profit:
Ground Systems - Government	6,816	2,914	3,902
Gross Margin	37.1%	20.1%
Ground Systems - Commercial	3,292	2,338	954
Gross Margin	43.3%	39.1%
Space Communication Systems	5,154	3,894	1,260
Gross Margin	41.6%	42.5%
Corporate and elimination of intersegment sales	95	(2)	97

Total gross profit	15,357	9,144	6,213

Gross Margin	41.2%	33.3%

Operating expense:
Ground Systems - Government	2,698	1,986	(712)
Ground Systems - Commercial	1,394	1,265	(129)
Space Communication Systems	2,049	1,841	(208)
Selling, general & administrative expense and intersegment sales	889	1,156	267

Total operating expense	7,030	6,248	(782)

Operating income:
Ground Systems - Government	4,118	928	3,190
Operating margin	22.4%	6.4%
Ground Systems - Commercial	1,898	1,073	825
Operating margin	25.0%	17.9%
Space Communication Systems	3,105	2,053	1,052
Operating margin	25.0%	22.4%
Selling, general & administrative expense	(794)	(1,158)	364

Total operating income	8,327	2,896	5,431

Operating margin	22.3%	10.6%

Other income (expense), net	(65)	242	(307)
Income before income taxes	8,262	3,138	5,124
Provision for income taxes	1,239	1,079	(160)

Net income	$7,023	$2,059	$4,964

Revenue

First quarter 2008 consolidated revenue increased 36% from $27.4 million for the first quarter 2007 to $37.3 million for the first quarter 2008. The increase in revenue was primarily related to the following:

Ground Systems – Government revenue was $18.4 million in the first quarter 2008, an increase of $3.9 million or 26.9%, compared to $14.5 million in the first quarter 2007. The increase in revenue in this segment in the first quarter 2008 was primarily attributable to the up-front delivery of licenses under the GPS OCX (Next Generation Control Segment) contract with Northrop Grumman Corporation, which was awarded during the first quarter 2008, and due to revenue increases of $1.4 million from our contracts relating to National and Civilian programs.

Ground Systems – Commercial revenue was $7.6 million in the first quarter 2008, an increase of $1.6 million or 27.1%, compared to $6.0 million in the first quarter 2007. The increase in revenue for this segment in the first quarter 2008 was primarily attributable to revenue increases from increased shipments to customers from our SAT subsidiary and new command and control work awarded in 2007.

Space communication systems revenue was $12.4 million in the first quarter 2008, an increase of $3.2 million or 35.5%, compared to $9.2 million in the first quarter 2007. The increase in revenue for this segment in the first quarter 2008 was primarily attributable to new RT Logic contracts and increases in product shipments to customers in our Lumistar subsidiary.

We ended the first quarter 2008 with a backlog of approximately $251.5 million as compared to $250.5 million at the end of fiscal 2007. Many of our contracts are multi-year contracts and contracts with option years, and portions of these contracts are carried forward from one year to the next as part of our contract backlog. Our total contract backlog represents management’s estimate of the aggregate unearned revenues expected to be earned by us over the life of all of our contracts, including option periods. Because many factors affect the scheduling of projects, we cannot predict when revenues will be realized on projects included in our backlog. In addition, although contract backlog represents only business where we have written agreements with our customers, it is possible that cancellations or scope adjustments may occur.

Gross Profit

Our gross profit can vary significantly depending on the type of product or service provided. Generally, license revenues related to the sale of our COTS software products have the greatest gross profit because of the minimal incremental costs to produce. By contrast, gross margin for equipment and subcontractor costs are significantly lower. Engineering service gross margin is typically in the 20% range or higher. These gross profit and gross margins are realized in all segments, although profit on equipment costs for the Space Communications Systems segment are generally greater than the equipment profit in the other segments because that segment’s business is composed of internally developed hardware, firmware, and software products.

Gross profit was $15.4 million in the first quarter 2008, an increase of $6.3 million, or 67.9%, compared to $9.1 million in the first quarter 2007. The increase in gross profit in the first quarter 2008 was attributable to all of our segments.

Ground Systems – Government gross profit was $6.8 million in the first quarter 2008, an increase of $3.9 million, or 133.8%, compared to $2.9 million in the first quarter 2007. The increase in gross profit is primarily attributable to the GPS OCX (Next Generation Control Segment) contract, which included $2.4 million of license revenue. There are minimal costs associated with the sale of licenses due to the minimal incremental costs to produce.

Ground Systems – Commercial gross profit was $3.3 million in the first quarter 2008, an increase of $1.0 million, or 40.8%, compared to $2.3 million in the first quarter 2007. The increase in gross profit is primarily attributable to increases in revenue from our SAT subsidiary.

Space Communication Systems gross profit was $5.2 million in the first quarter 2008, an increase of $1.3 million, or 32.3%, compared to $3.9 million in the first quarter 2007. The increase in gross profit was primarily attributable to the increases in revenue in that segment.

Operating Expenses

First quarter 2008 operating expenses increased 12.5% from $6.2 million in the first quarter 2007 to $7.0 million in the first quarter 2008. The increase is primarily attributable to higher salary and personnel related expense and professional services fees, offset by lower selling expense, primarily bid and proposal expense.

Operating expenses in our Ground Systems – Government segment increased by $0.7 million for the first quarter 2008 compared to first quarter 2007 principally due to an increase in the allocation of corporate expenses.

Operating expenses in our Ground Systems – Commercial segment increased by approximately $0.2 million for the first quarter 2008 compared to first quarter 2007 due to higher salary and related expense, partially offset by a decrease in the allocation of corporate expenses.

The Space Communications Systems segment’s operating expenses for the first quarter 2008 increased by approximately $0.2 million compared to the first quarter 2007. The increase is primarily attributable to higher research and development (“R&D”) expense and salary and related expenses, partially offset by lower selling, general, and administrative expense, which includes bid and proposal costs, and intangible amortization expense.

Corporate selling, general & administrative expenses decreased by $0.3 million for the first quarter 2008 compared to the first quarter 2007 principally due to high legal costs incurred during the first quarter 2007 associated with the previously disclosed SEC investigation and due diligence expenses associated with the previously announced exploration of strategic alternatives.

Other income, net

Other income, net decreased by $0.3 million in the first quarter 2008 compared to the first quarter 2007, mostly as a result of lower interest income on marketable securities. During the fourth quarter 2007, the majority of marketable securities were sold in conjunction with the tender offer to purchase up to 1,850,000 shares of our common stock.

Income Tax Expense

We recorded income tax expense of $1.2 million in the first quarter 2008 and $1.1 million in the first quarter 2007. Included in the first quarter 2008 income tax expense is a $1.6 million tax credit for tax deductible research and development expenditures that were incurred in prior years. We have filed amended tax returns associated with this tax credit. Tax expense, net of this tax credit, is $2.9 million for the first quarter 2008. The increase in income tax expense is primarily due to an increase in taxable income. The effective tax rates for the first quarter 2008 and the first quarter of 2007 are 34.5% and 34.4%, respectively.

Net Income

Net income was $7.0 million in the first quarter 2008 as compared to $2.1 million in the first quarter 2007. The increase in net income in the first quarter 2008 as compared to the first quarter 2007 is primarily related to higher operating income and the R&D tax credit.

Liquidity and Capital Resources

We have been routinely profitable on an annual basis and have generally financed our working capital needs through funds generated from income from operations, supplemented by borrowings under our general line of credit facility with a commercial bank when necessary.

For the first quarter 2008, operating activities provided us $3.2 million of cash, primarily as a result of net income, higher income tax payable and billings in excess of revenue for contracts in progress balances, and depreciation and amortization. These increases were partially offset by higher accounts receivable and cost and estimated earnings in excess of billings on uncompleted contract balances and lower accounts payable and accrued expense balances. We used $1.0 million in investing activities, primarily related to the purchase of fixed assets (principally leasehold improvements and new computers and equipment).

For the first quarter 2007, operating activities provided approximately $2.5 million of cash, primarily as a result of net income, higher accounts payable and income tax payable balances, and depreciation and amortization. These increases were partially offset by higher cost and estimated earnings in excess of billings on uncompleted contract balances and lower accrued expense balances. We used approximately $1.7 million in investing activities and financing activities provided approximately $0.5 million. Included in our investing activity is approximately $0.8 million for the purchase of fixed assets (principally new computers and equipment). Included in the financing activities is approximately $0.6 million in proceeds from the issuance of common stock, which was partially offset by approximately $0.2 million used to repurchase shares of our common stock during the period.

We have a credit agreement that permits unsecured borrowing up to $25.0 million, including a sub-facility of $10 million for the issuance of letters of credit. Any borrowings under the facility will accrue interest at the one-month London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 1.5% to 2.4% depending on the Company’s ratio of funded debt to earnings before interest, taxes and depreciation (“EBITDA”). We are required to pay a fee on the undrawn amount of the facility from time to time, at a rate of 0.20% to 0.25% per annum, depending on our ratio of funded debt to EBITDA, and payable quarterly. The credit agreement has certain financial covenants, including the maintenance of a maximum ratio of funded debt to EBITDA of 2.5 to 1.0 and a minimum fixed charge coverage ratio of 1.25 to 1, and expires on December 31, 2010. The credit agreement contains customary covenants, including affirmative covenants that require, among other things, certain financial reporting by us, and negative covenants that, among other things, restrict our ability to incur additional indebtedness, incur encumbrances on assets, reorganize, consolidate or merge with any other company, and make acquisitions and stock repurchases. The credit agreement also contains customary events of default, including a cross-default to other indebtedness by us. Failure by us to comply with such covenants, or the occurrence of any other event of default, could result in the acceleration of any loans or other financial obligations of ours under the credit agreement and the termination of the facility. The availability of loans and letters of credit under the facility is subject to customary conditions, including the material accuracy of certain representations and warranties by us and no default continuing under the credit agreement. At December 31, 2007, we had no amounts outstanding under the line of credit.

On December 5, 2007, our Board of Directors decided to cease the payment of dividends for the foreseeable future beginning with fiscal 2008 and future years in order to maximize the Company’s ability to invest in future R&D, marketing, business development, and strategic acquisition efforts that, in the Boards opinion, will result in a greater return for our shareholders. As we contemplate these strategic efforts to grow the Company, the Board will continue to evaluate the most effective measures that it can take to maximize shareholder value.

We currently anticipate that our current cash balances, amounts available under our line of credit, and net cash provided by operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended September 30, 2007. Our exposures to market risk have not changed materially since September 30, 2007.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting.

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation of any changes in our internal control over financial reporting that occurred during our first quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This evaluation was carried out under the supervision and with the participation of our management, including the chief executive officer and chief financial officer. Based upon that evaluation, we concluded that there was no change in our internal control over financial reporting during this period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal proceedings and threatened legal proceedings from time to time. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on our business, results of operations, financial condition, or cash flows.

In November 2004, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with LJT & Associates, Inc. (“LJT”) to sell all assets of our antenna division. LJT filed an action against us on December 8, 2006 in the circuit court for Howard County, Maryland, seeking unspecified damages for the alleged wrongful hiring of a former LJT employee by us. LJT claimed that we breached our Asset Purchase Agreement as well as the employee’s employment agreement, and LJT claimed that we conspired to and did misappropriate some of LJT’s trade secrets. LJT has subsequently claimed in correspondence with us that we would be liable to them for damages in excess of $1,000,000 and LJT would seek to recoup attorney’s fees incurred in supporting this claim. On January 14, 2008, we agreed to settle this claim for a sum of $98,000 and to forgive a note receivable due from LJT in the amount of $67,000.

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

Effective March 30, 2007, we terminated the employment of Mr. Prince. Mr. Prince’s employment termination was at the direction of the Special Committee, as a result of investigation by the Special Committee concerning the matters under investigation by the SEC and the related inquiry by NASDAQ. We had placed Mr. Prince on paid administrative leave effective November 1, 2006, pending developments in the inquiries by the SEC and NASDAQ and the ongoing investigation by the Special Committee. On April 24, 2007, Mr. Prince sent a letter to us demanding a severance payment of $0.2 million and a bonus payment of $60 thousand for fiscal year 2006 services. On May 17, 2007, Mr. Prince filed a lawsuit in Prince George’s County Maryland against us demanding payment of $0.9 million for unpaid wages and treble damages related thereto. We disputed the claims made in the letter and the lawsuit by Mr. Prince. On November 19, 2007, the Company and Mr. Prince entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”) in full and complete settlement of the Lawsuit. Under the Settlement Agreement, we agreed to pay Mr. Prince a total of $110 thousand, of which $65 thousand will be treated as wages and $45 thousand will be treated as non-wages and as reimbursement of a portion of Mr. Prince’s legal fees. We agreed to make the foregoing payments within seven (7) days following dismissal of the lawsuit with prejudice. The Settlement Agreement also includes mutual general releases by each of the Company and Mr. Prince with respect to the other, except that both parties agreed that the Indemnification Agreement between them effective December 4, 2002 and the Affirmation and Undertaking Re: Advance for Expenses between them dated October 17, 2006 will remain in full force and effect, and that both parties reserve all rights under both agreements. The Settlement Agreement further provides that by making the payment to Mr. Prince, we are not admitting any wrongdoing or liability and, instead, that any wrongdoing or liability is expressly denied.

Item 1A.	Risk Factors

A description of our risk factors can be found in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2007. There were no material changes to those risk factors during the three months ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Financial Statement Schedules

Index to Exhibits

3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006 and as supplemented by Articles Supplementary of the Company dated February 12, 2006. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Commission on May 10, 2007).

3.2	Amended and Restated Bylaws of the Company, as amended by Amendments No. 1, 2, 3, and 4 to the Amended and Restated By-laws of Integral Systems, Inc. (Incorporated by reference to Company’s current report on Form 8-K filed with the Commission on September 20, 2007).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-58453) filed by the Company with the Commission on July 2, 1998).

10.1+	1988 Stock Plan (Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-61559) filed by the Company with the Commission on August 14, 1998).

10.2+	2002 Stock Option Plan (Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-87694) filed by the Company with the Commission on May 7, 2002).

10.3+	Form of Indemnification Agreement between the Company and certain of its officers and all of its directors (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed with the Commission on May 15, 2003).

10.4	Lease dated June 1, 1999, between Integral Systems, Inc. and ASP Washington, LLC (Incorporated by reference to the Company’s Form 10-QSB for the quarter ended June 30, 1999 filed with the Commission on August 12, 1999), and amendment thereto (Incorporated by reference to the Company’s current report on Form 8-K filed with the Commission on November 2, 2005).

10.5	Award/Contract No. F04701-01-C-0012 from MCK Space & Missile Systems Center, effective as of February 7, 2001 (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed with the Commission on May 15, 2002).

10.6	Lease dated May 8, 2002, between Integral Systems, Inc. and Science Park II LLC (Incorporated by reference to the Company’s annual report on Form 10-K for the year ended September 30, 2005 filed with the Commission on December 10, 2004).

10.7	Award/Contract No. FA8819-05-C-0018 from Space and Missiles Systems Center (“SMC”) on behalf of U.S. Air Force, effective as of February 25, 2005 (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2005 filed with the Commission on May 10, 2005).

10.8	Consulting Agreement dated May 17, 2006 between Steven R. Chamberlain and Integral Systems, Inc. (incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2006 filed with the Commission on August 8, 2006).

10.9+	Form Tier 1 Change of Control Agreement (incorporated by reference to Exhibit 10.11 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006 filed with the Commission on December 14, 2006).

10.10+	Form Tier 2 Change of Control Agreement (incorporated by reference to Exhibit 10.12 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006 filed with the Commission on December 14, 2006).

10.11+	Form Tier 1 Transition Bonus Agreement (incorporated by reference to Exhibit 10.13 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006 filed with the Commission on December 14, 2006).

10.12+	Form Tier 2 Transition Bonus Agreement (incorporated by reference to Exhibit 10.14 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006 filed with the Commission on December 14, 2006).

10.13+	Form Tier 3 Transition Bonus Agreement (incorporated by reference to Exhibit 10.15 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006 filed with the Commission on December 14, 2006).

10.14	Letter Agreement dated January 31, 2007 by and among Integral Systems, Inc., Fursa Alternative Strategies LLC, William F. Harley, III, and Chartwell Capital Investors II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on February 6, 2007).

10.15+	Employment Agreement between Alan W. Baldwin and the Company, effective July 30, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on August 3, 2007).

10.16+	Employment Agreement between William R. Lewis and the Company, effective July 30, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on August 3, 2007).

10.17+	Employment Agreement between Peter J. Gaffney and the Company, dated September 12, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on September 14, 2007).

10.18+	Employment Agreement between Elaine M. Brown and the Company, dated September 12, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on September 14, 2007).

10.19+	Employment Agreement between William M. Bambarger, Jr. and the Company, effective as of September 25, 2007 (incorporated by reference to Exhibit 10.19 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007 filed with the Commission on December 12, 2007).

10.20+	Employment Agreement between Stewart Daughtridge and the Company, effective as of December 5, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on December 11, 2007).

10.21+	Employment Agreement between James Schuetzle and the Company, effective as of December 5, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on December 11, 2007).

10.22	Amended and Restated Revolving Line of Credit Loan Agreement, dated September 28, 2007, among the Company, certain of its subsidiaries, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.19 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007 filed with the Commission on December 12, 2007).

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 7, 2008.

INTEGRAL SYSTEMS, INC.

By:	/s/ WILLIAM M. BAMBARGER, JR.
William M. Bambarger, Jr.
Chief Financial Officer and Treasurer, Principal Accounting Officer

By:	/s/ HEMI G. LEE-GALLAGHER
Hemi G. Lee-Gallagher
Corporate Controller

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006 and as supplemented by Articles Supplementary of the Company dated February 12, 2006. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Commission on May 10, 2007).

3.2	Amended and Restated Bylaws of the Company, as amended by Amendments No. 1, 2, 3, and 4 to the Amended and Restated By-laws of Integral Systems, Inc. (Incorporated by reference to Company’s current report on Form 8-K filed with the Commission on September 20, 2007),

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-58453) filed by the Company with the Commission on July 2, 1998).

10.1+	1988 Stock Plan (Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-61559) filed by the Company with the Commission on August 14, 1998).

10.2+	2002 Stock Option Plan (Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-87694) filed by the Company with the Commission on May 7, 2002).

10.3+	Form of Indemnification Agreement between the Company and certain of its officers and all of its directors (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed with the Commission on May 15, 2003).

10.4	Lease dated June 1, 1999, between Integral Systems, Inc. and ASP Washington, LLC (Incorporated by reference to the Company’s Form 10-QSB for the quarter ended June 30, 1999 filed with the Commission on August 12, 1999), and amendment thereto (Incorporated by reference to the Company’s current report on Form 8-K filed with the Commission on November 2, 2005).

10.5	Award/Contract No. F04701-01-C-0012 from MCK Space & Missile Systems Center, effective as of February 7, 2001 (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed with the Commission on May 15, 2002).

10.6	Lease dated May 8, 2002, between Integral Systems, Inc. and Science Park II LLC (Incorporated by reference to the Company’s annual report on Form 10-K for the year ended September 30, 2005 filed with the Commission on December 10, 2004).

10.7	Award/Contract No. FA8819-05-C-0018 from Space and Missiles Systems Center (“SMC”) on behalf of U.S. Air Force, effective as of February 25, 2005 (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2005 filed with the Commission on May 10, 2005).

10.8	Consulting Agreement dated May 17, 2006 between Steven R. Chamberlain and Integral Systems, Inc. (incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2006 filed with the Commission on August 8, 2006).

10.9+	Form Tier 1 Change of Control Agreement (incorporated by reference to Exhibit 10.11 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006 filed with the Commission on December 14, 2006).

10.10+	Form Tier 2 Change of Control Agreement (incorporated by reference to Exhibit 10.12 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006 filed with the Commission on December 14, 2006).

10.11+	Form Tier 1 Transition Bonus Agreement (incorporated by reference to Exhibit 10.13 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006 filed with the Commission on December 14, 2006).

Exhibit Number	Description
10.12+	Form Tier 2 Transition Bonus Agreement (incorporated by reference to Exhibit 10.14 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006 filed with the Commission on December 14, 2006).

10.13+	Form Tier 3 Transition Bonus Agreement (incorporated by reference to Exhibit 10.15 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006 filed with the Commission on December 14, 2006).

10.14	Letter Agreement dated January 31, 2007 by and among Integral Systems, Inc., Fursa Alternative Strategies LLC, William F. Harley, III, and Chartwell Capital Investors II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on February 6, 2007).

10.15+	Employment Agreement between Alan W. Baldwin and the Company, effective July 30, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on August 3, 2007).

10.16+	Employment Agreement between William R. Lewis and the Company, effective July 30, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on August 3, 2007).

10.17+	Employment Agreement between Peter J. Gaffney and the Company, dated September 12, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on September 14, 2007).

10.18+	Employment Agreement between Elaine M. Brown and the Company, dated September 12, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on September 14, 2007).

10.19+	Employment Agreement between William M. Bambarger, Jr. and the Company, effective as of September 25, 2007 (incorporated by reference to Exhibit 10.19 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007 filed with the Commission on December 12, 2007).

10.20+	Employment Agreement between Stewart Daughtridge and the Company, effective as of December 5, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on December 11, 2007).

10.21+	Employment Agreement between James Schuetzle and the Company, effective as of December 5, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on December 11, 2007).

10.22	Amended and Restated Revolving Line of Credit Loan Agreement, dated September 28, 2007, among the Company, certain of its subsidiaries, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.19 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007 filed with the Commission on December 12, 2007).

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management or compensatory plan or arrangement