Form 10-Q
period 2008-03-31
INTEGRAL SYSTEMS INC /MD/
filed 2008-05-07
CIK 718130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

(301) 731-4233

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

As of May 1, 2008, the Registrant had issued and outstanding 8,470,157 shares of common stock.

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

Factors, risks, and uncertainties that could cause our actual results to vary materially from recent results or from anticipated future results are described below. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

•	A significant portion of our revenue is derived from contracts or subcontracts funded by the U.S. government and are subject to the budget and funding process of the U.S. government.

•	Our contracts and subcontracts that are funded by the U.S. government are subject to termination without cause by the U.S. government.

•	Our contracts and subcontracts that are funded by the U.S. government are subject to U.S. government regulations and audits.

•	Our contracts and subcontracts that are funded by the U.S. government are subject to a competitive bidding process that may affect our ability to win contract awards or renewals in the future.

•	We enter into fixed-price contracts that could subject us to losses in the event that we have cost overruns.

•	Our contracts and subcontracts are subject to competition, strict performance, and other requirements.

•	Intense competition in the satellite ground system industry could affect our future financial performance.

•	We are subject to risks associated with our strategy of acquiring other companies.

i

•	We may be exposed to product liability or related claims with respect to our products.

•	Our products may become obsolete due to rapid technological change in the satellite industry.

•	Our business is subject to risks associated with international transactions.

•	Our business is dependent on the availability of certain components and raw materials that we buy from suppliers.

•	We depend upon attracting and retaining a highly skilled professional staff.

•	We depend upon the services of our key personnel.

•	We depend upon intellectual property rights and risk having our rights infringed.

•	The estimated backlog under our U.S. government contracts is not necessarily indicative of revenues that will actually be realized under the contracts.

•	Performance of some of our U.S. government contracts may require security clearance.

•	Some of our contracts are subject to security classification restrictions.

•	The market price of our common stock may be volatile.

•	Our quarterly operating results may vary significantly from quarter to quarter.

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share amounts)

	March 31, 2008	September 30, 2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$9,308	$23,894
Marketable securities, net	270	568
Accounts receivable, net of allowance for doubtful accounts of $10 at March 31, 2008 and $171 at September 30, 2007	24,159	19,267
Cost and estimated earnings in excess of billings on uncompleted contracts	13,956	16,530
Prepaid expenses	1,072	1,464
Inventory	5,988	5,145
Other current assets	2,326	1,664

Total current assets	57,079	68,532

Property and equipment, net	16,570	15,234
Goodwill	51,304	51,304
Intangible assets, net	16	22
Software development costs, net	99	198
Other assets	731	771

Total assets	$125,799	$136,061

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$7,347	$9,416
Accrued expenses	9,366	8,948
Billings in excess of revenue for contracts in progress	11,830	11,150
Income taxes payable	—	—

Total current liabilities	28,543	29,514

Other non-current liabilities	22	—

Total liabilities	28,565	29,514

Commitment and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, and 8,436,759 and 9,381,172 shares issued and outstanding at March 31, 2008 and September 30, 2007, respectively	84	94
Additional paid-in capital	57,032	60,907
Retained earnings	40,072	45,537
Accumulated other comprehensive income	46	9

Total stockholders’ equity	97,234	106,547

Total liabilities and stockholders’ equity	$125,799	$136,061

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(Unaudited)
Revenue	$44,852	$29,012	$82,162	$56,435

Cost of revenue:
Direct labor	8,661	6,999	15,780	12,915
Overhead costs	7,621	5,909	13,695	10,995
Travel and other direct costs	1,424	556	2,114	1,046
Direct equipment & subcontracts	14,908	6,681	22,930	13,259
Product amortization	49	206	98	412

Total cost of revenue	32,663	20,351	54,617	38,627

Gross profit	12,189	8,661	27,545	17,808
	27.2%	29.9%	33.5%	31.6%

Selling, general & administrative	5,769	5,152	12,085	10,881
Research & development	618	508	1,328	972
Intangible asset amortization	2	59	5	119

Income from operations	5,800	2,942	14,127	5,836
	12.9%	10.1%	17.2%	10.3%

Other income, net	265	389	200	633

Income before income tax	6,065	3,331	14,327	6,469

Provision for income taxes	2,092	1,189	3,331	2,268

Net income	$3,973	$2,142	$10,996	$4,201

	8.9%	7.4%	13.4%	7.4%

Other comprehensive income:
Net unrealized gain from available-for-sale securities	35	—	45	—
Effect of currency translation	53	(87)	(9)	74

Comprehensive income	$4,061	$2,055	$11,032	$4,275

Weighted average number of common shares:
Basic	9,032	11,106	9,207	11,083
Diluted	9,054	11,142	9,207	11,134

Income per share:
Basic	$0.44	$0.19	$1.19	$0.38
Diluted	$0.44	$0.19	$1.19	$0.38

Cash dividends per share	$—	$0.07	$—	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Six Months Ended March 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$10,996	$4,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,042	1,495
Stock based compensation expense	589	380
Provision for bad debt expense	(150)	—
Loss on disposal of fixed assets	—	6
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(4,799)	(1,105)
Cost and estimated earnings in excess of billings on uncompleted contracts	2,618	853
Prepaid expenses and deposits	410	279
Inventories	(842)	(1,007)
Income taxes receivable/payable	(683)	(1,134)
Accounts payable	(2,040)	(109)
Accrued expenses	318	(1,059)
Billings in excess of revenue for contracts in progress	595	814

Net cash provided by operating activities	8,054	3,614

Cash flows from investing activities:
Acquisition of fixed assets	(2,242)	(1,436)
Purchases of marketable securities	(848)	(435)
Sale of marketable securities	1,205	100
Settlement of litigation	165	—
Proceeds from collections on notes receivable	35	125
Proceeds from the sale of property and equipment	—	9

Net cash (used in) investing activities	(1,685)	(1,637)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,566	2,202
Stock repurchase	(23,501)	(1,118)
Dividend payments	—	(1,563)

Net cash (used in) financing activities	(20,935)	(479)

Net (decrease) increase in cash and cash equivalents	(14,566)	1,498
Effect of exchange rate changes on cash	(20)	74
Cash and cash equivalents - beginning of period	23,894	24,659

Cash and cash equivalents - end of period	$9,308	$26,231

Supplemental disclosures of cash flow information:
Income taxes paid	$4,012	$3,450
Interest expense paid	$4	$5

Supplemental schedule of noncash investing and financing activities:

A capital lease obligation of $27 was incurred when we entered into a lease for new equipment in 2008.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. The consolidated balance sheet at September 30, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2007 filed with the Securities and Exchange Commission on December 12, 2007.

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

Certain amounts for the three months and six months ended March 31, 2007 have been reclassified to conform to the presentation for the three months and six months ended March 31, 2008. These reclassifications consist of the presentation of production amortization expense and cost associated with development and support of our licensed software, which are now being classified as a cost of revenue, and reclassification of certain other expense as selling, general, and administrative expense. During the first quarter of 2008, we realigned our operating segments from four segments to three segments, eliminating the Corporate segment, to conform to the way we are now internally managing our business. These reclassifications did not impact net income or earnings per share for the three months and six months ended March 31, 2007. In addition, the amounts presented in the statement of cash flows for the three months and six months ended March 31, 2007 relating to tax benefits of stock option exercises in the cash flows from operating activities and cash flows from financing activities have been excluded as these amounts are not relevant to interim reporting periods.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Accounts Receivable and Cost and Estimated Earnings in Excess of Billing on Uncompleted Contracts, and Billings in Excess of Revenue for Contracts in Progress

Accounts receivable are recorded at the amount invoiced and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses from the existing accounts receivable. Cost and estimated earnings in excess of billing on uncompleted contracts represent amounts recognized as revenue that have not been billed. Substantially all cost and estimated earnings in excess of billing on uncompleted contracts are expected to be billed and collected within one year.

Accounts receivable and cost and estimated earnings in excess of billings on uncompleted contracts at March 31, 2008 and September 30, 2007 consist of the following:

	March 31, 2008	September 30, 2007
	(in thousands of dollars)
Billed
Government customers	$19,655	$14,530
Commercial customers	4,514	4,907
Allowance for doubtful accounts	(10)	(170)

Total billed	$24,159	$19,267

Cost and estimated earnings in excess of billing on uncompleted contracts
Government customers	$11,256	$14,658
Commercial customers	2,700	1,872

Total unbilled	$13,956	$16,530

Billings in excess of revenue for contracts in progress represent amounts billed and collected for contracts in progress for which revenue has not been recognized and is reflected as a liability. Revenue will be recognized when revenue recognition criteria are met.

	March 31, 2008	September 30, 2007
	(in thousands of dollars)
Billings in excess of revenue for contracts in progress
Government customers	$4,939	$3,868
Commercial customers	6,891	7,282

Total billed	$11,830	$11,150

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Inventories

Inventories are stated at the lower of cost or market using the first in, first-out (“FIFO”) method. Market value is determined on the basis of estimated realizable values. Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined. We did not have a reserve for obsolescence at March 31, 2008 and September 30, 2007. Inventories consist of the following:

	March 31, 2008	September 30, 2007
	(in thousands of dollars)
Finished Goods	$3,841	$3,641
Raw Materials	2,147	1,504

Total	$5,988	$5,145

5.	Net Income Per Share

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Numerator:
Net income available to common shareholders	$3,973	$2,142	$10,996	$4,201

Denominator:
Shares used for basic earnings per share - weighted-average shares	9,032	11,106	9,207	11,083
Effect of dilutive securities:
Employee stock options	22	36	—	51

Shares used for diluted earnings per share adjusted weighted-average shares and assumed conversions	9,054	11,142	9,207	11,134

Income per common share:
Basic earnings per share	$0.44	$0.19	$1.19	$0.38
Diluted earnings per share	$0.44	$0.19	$1.19	$0.38

On March 3, 2008, we repurchased 1,064,972 shares of our common stock for $22.00 per share from Fursa Alternative Strategies, LLC. $0.01 of the per share increase in our basic and diluted earnings per share for the three months and six months ended March 31, 2008 was attributable to the repurchase of such shares.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On August 14, 2007, we launched a tender offer to purchase up to 1,850,000 shares of our common stock for $27.00 per share as part of our overall plan to enhance stockholder value. On September 12, 2007, we accepted for purchase 1,850,000 shares of our common stock tendered in the tender offer at a purchase price of $27.00 per share. $0.07 and $0.20 of the per share increase in our basic and diluted earnings per share for the three months and six months ended March 31, 2008, respectively, was attributable to the repurchase of such shares in the tender offer.

6.	Line of Credit and Notes Payable

On September 28, 2007, we entered into an amended and restated credit agreement, which permits unsecured borrowing of up to $25.0 million, including a sub-facility of $10 million for the issuance of letters of credit. Any borrowings under the facility will accrue interest at the one-month London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 1.5% to 2.4% depending on our ratio of funded debt to earnings before interest, taxes and depreciation (“EBITDA”). We are required to pay a fee on the undrawn amount of the facility from time to time, at a rate of 0.20% to 0.25% per annum, depending on our ratio of funded debt to EBITDA, and payable quarterly. We did not have any borrowings during the three or six months ended March 31, 2008 and we did not have any outstanding borrowings on these lines of credit at March 31, 2008 and September 30, 2007.

We had letters of credit amounting to $0 and $ 0.2 million as of March 31, 2008 and September 30, 2007, respectively, with certain banks relating to leased facilities. In addition, we had letters of credit amounting to approximately $2.4 million and $1.1 million as of March 31, 2008 and September 30, 2007, respectively, with a bank relating to obligations on certain contracts.

7.	Commitments and Contingencies

We are subject to various legal proceedings and threatened legal proceedings from time to time. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on our business, results of operations, financial condition, or cash flows.

In November 2004, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with LJT & Associates, Inc. (“LJT”) to sell all of the assets of our antenna division. LJT filed an action against us on December 8, 2006 in the circuit court for Howard County, Maryland, seeking unspecified damages for the alleged wrongful hiring of a former LJT employee by us. LJT claimed that we breached our Asset Purchase Agreement as well as the employee’s employment agreement, and LJT claimed that we conspired to and did misappropriate some of LJT’s trade secrets. LJT subsequently claimed in correspondence with us that we would be liable to them for damages in excess of $1,000,000 and LJT would seek to recoup attorney’s fees incurred in supporting this claim. On January 14, 2008, we settled this claim for the sum of $98,000 and forgave a note receivable due from LJT in the amount of $67,000 and are no longer subject to any further obligation.

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

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Effective March 30, 2007, we terminated the employment of Mr. Prince. Mr. Prince’s employment termination was at the direction of the Special Committee, as a result of investigation of the Special Committee concerning the matters under investigation by the SEC and the related inquiry by NASDAQ. We had placed Mr. Prince on paid administrative leave effective November 1, 2006, pending developments in the inquiries by the SEC and NASDAQ and the ongoing investigation by the Special Committee. On April 24, 2007, Mr. Prince sent a letter to us demanding a severance payment of $0.2 million and a bonus payment of $60,000 for fiscal year 2006 services. On May 17, 2007, Mr. Prince filed a lawsuit in Prince George’s County Maryland against us demanding payment of $0.9 million for unpaid wages and treble damages related thereto. We disputed the claims made in the letter and the lawsuit by Mr. Prince. On November 19, 2007, the Company and Mr. Prince entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”) in full and complete settlement of the Lawsuit. Under the Settlement Agreement, we agreed to pay Mr. Prince a total of $110,000, of which $65,000 will be treated as wages and $45,000 will be treated as non-wages and as reimbursement of a portion of Mr. Prince’s legal fees. We agreed to make the foregoing payments within seven (7) days following dismissal of the lawsuit with prejudice. The Settlement Agreement also includes mutual general releases by each of the Company and Mr. Prince with respect to the other, except that both parties agreed that the Indemnification Agreement between them effective December 4, 2002 and the Affirmation and Undertaking Re: Advance for Expenses between them dated October 17, 2006 will remain in full force and effect, and that both parties reserve all rights under both agreements. The Settlement Agreement further provides that by making the payment to Mr. Prince, we are not admitting any wrongdoing or liability and, instead, that any wrongdoing or liability is expressly denied.

8.	Stock Option Plan and Stock-Based Compensation

Pursuant to the approval by stockholders at the February 20, 2008 Annual Meeting of the Stockholders, we established the 2008 Stock Incentive Plan, which was effective December 5, 2007. Prior to the adoption of the 2008 Stock Incentive Plan, we established the 2002 Stock Option Plan and the 1988 Stock Option Plan. Pursuant to the approval by stockholders at the February 20, 2008 Annual Meeting of the Stockholders, no further options were granted under the 1998 Stock Option Plan and the 2002 Stock Option Plan after February 20, 2008. The 2008 Stock Incentive Plan was created to provide incentives for our employees, consultants, and directors to promote our financial success. The Compensation Committee of the Board of Directors has sole authority to select full-time employees, directors, or consultants to receive awards of options, stock appreciation rights, restricted stock, and restricted stock units under this plan. The maximum number of shares of common stock that may be issued pursuant to the 2008 Stock Incentive Plan is 1,599,947. The exercise price of each award of options and stock appreciation rights is set at our common stock’s closing price on the date of grant, unless the optionee owns greater than 10 percent of our common stock and is granted an incentive stock option (a stock option that is intended to qualify as an “incentive stock option” within the meaning of Section 422 of the Internal Revenue Code). The exercise price of such incentive stock option must be at least 110 percent of the fair market value of the common stock on the date of grant. Options, stock appreciation rights, restricted stock, and restricted stock units expire no later than ten years from the date of grant (five years for incentive stock options received by greater than 10 percent owners) or 90 days after employment ceases, whichever occurs first, and vest from one to five years.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We have reserved for issuance an aggregate 3,500 shares of common stock under the 1988 Stock Option Plan and 1,501,888 shares of common stock under the 2008 Stock Incentive Plan.

The following table summarizes the activity for all of our stock option awards during the six months ended March 31, 2008:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Life	Aggregate Intrinsic Value ($ in millions)
	(in thousands)
Options outstanding September 30, 2007	640	$22.35	—	—
Granted	70	$24.62	—	—
Exercised	(117)	$21.38	—	—
Cancelled	(26)	$24.54	—	—

Options outstanding March 31, 2008	567	$22.73	3.36 Years	$3.69

Exercisable at March 31, 2008	423	$22.03	2.95 Years	$3.08

The following table summarizes additional information about stock options outstanding at March 31, 2008:

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
	(in thousands)			(in thousands)
$15.00 – 19.99	168	1.55 Years	$18.50	166	$18.50
$20.00 – 28.00	399	4.13 Years	$24.51	257	$24.26

	567	3.36 Years	$22.73	423	$22.03

The following table summarizes information about our nonvested stock options outstanding at March 31, 2008:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at September 30, 2007	178	$7.77
Granted	20	$7.31
Vested	(35)	$6.53
Cancelled	(18)	$7.90

Nonvested at March 31, 2008	145	$7.95

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The weighted-average grant date fair value of options which were granted during the six months ended March 31, 2008 was $7.47 per option. The fair value of the options granted was estimated on the date of the grant using the Black-Scholes options pricing model. The following table shows the assumptions used for the grants that occurred during the six months ended March 31, 2008.

Six Months Ended March 31, 2008
Expected volatility	32.35%
Risk free interest rate	2.45%
Dividend yield	0.00%
Expected lives	4.50 years

The expected volatility is established based on the historical volatility of our common stock. The risk free interest rate is determined based on the U.S. Treasury yield curve that is commensurate with the expected life of the options granted. The dividend yield is 0% based upon the decision by the board of directors on December 5, 2007 to cease the payment of dividends for the foreseeable future. The expected lives are based on the “simplified” method allowed by Staff Accounting Bulletin (“SAB”) No. 107, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

We have recognized $0.6 million and $0.4 million of share-based compensation expense in the Consolidated Statements of Operations for the six month periods ended March 31, 2008 and March 31, 2007, respectively.

As of March 31, 2008, there was $1.04 million of unrecognized compensation expense related to remaining non-vested stock options that will be recognized over a weighted average period of 2.85 years. The total fair value of options which vested during the six month period ending March 31, 2008, was $0.6 million.

9.	Stockholder’s Equity Transactions

On March 3, 2008, we entered into a definitive Stock Purchase Agreement with Fursa Alternative Strategies, LLC to purchase 1,064,972 shares of our common stock that Fursa beneficially owned on behalf of its affiliated investment funds and separately managed accounts over which it exercised discretionary authority at $22.00 per share.

10.	Business Segment and Geographical Information

During the first quarter of 2008, we realigned our operating segments from four segments to three segments, eliminating the Corporate segment, to conform to the way we are now internally managing our business. The Corporate segment was primarily composed of the Product Division, which develops and licenses our EPOCH IPS product line to other operating segments and to third-party customers. This segment was also responsible for EPOCH IPS maintenance and support revenue and expenses. The associated revenue and cost for product license sales, maintenance, and support are now included in the respective results of our Ground Systems – Government and Ground Systems – Commercial segments. The Corporate segment results for the three months and six months ended March 31, 2007 have been reclassified to conform to the presentation of the three months and six months ended March 31, 2008. The reclassification does not modify the previously reported consolidated revenue or net income. We evaluate the performance of our three operating segments based on operating income. The following is a brief description of each of the segments:

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

Summarized financial information by business segment is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(in thousands of dollars)
Revenue:
Ground Systems - Government	$25,815	$14,654	$44,186	$29,129
Ground Systems - Commercial	6,778	5,752	14,381	11,733
Space Communication Systems	13,924	9,952	26,326	19,108
Elimination of intersegment sales	(1,665)	(1,346)	(2,731)	(3,535)

Total revenue	$44,852	$29,012	$82,162	$56,435

Income from operations:
Ground Systems - Government	$2,162	$923	$6,279	$1,851
Ground Systems - Commercial	1,120	1,090	3,018	2,163
Space Communication Systems	3,206	2,033	6,311	4,085
Selling, general & administrative expense	(688)	(1,104)	(1,481)	(2,263)

Total operating income	$5,800	$2,942	$14,127	$5,836

Other income (expense), net	265	389	200	633
Income before income tax	6,065	3,331	14,327	6,469
Provision for income tax	2,092	1,189	3,331	2,268

Net income	$3,973	$2,142	$10,996	$4,201

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Asset information for our segments at March 31, 2008 and September 30, 2007 is shown in the following table.

	March 31, 2008	September 30, 2007 (1)
	(in thousands of dollars)
Total Assets:
Ground Systems – Government	$21,884	$19,745
Ground Systems – Commercial	13,438	12,212
Space Communication Systems	84,477	83,185
Corporate Support Assets	22,061	48,394
Elimination of intersegment accounts receivable	(16,061)	(27,475)

Total assets	$125,799	$136,061

(1)

Asset balances relating to the Ground Systems – Government and Ground Systems – Commercial segments have been reclassified to conform with the presentation for the six months ended March 31, 2008. We realigned our operating segments from four segments to three segments, eliminating the Corporate segment, to conform to the way we are now internally managing our business.

11.	Income Taxes

On October 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a “more-likely-than-not” threshold for the recognition and derecognition of tax positions, providing guidance on the accounting for interest and penalties relating to tax positions, and requires that the cumulative effect of applying the provisions of FIN 48 be reported as an adjustment to retained earnings or other appropriate components of equity on the opening balance sheet or net assets in the statement of financial position. We did not have any significant unrecognized tax benefits and there was no material effect on our financial condition or results of operations as a result of implementing FIN 48. During the quarter ended December 31, 2007, we recognized a $1.6 million tax credit for tax deductible research and development expenditures that were incurred in prior years. We filed amended tax returns associated with this tax credit during the quarter ended December 31, 2007.

12.	Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 157—”Fair Value Measurements.” In October 2006, FASB issued Statement of Financial Accounting Standards No. 157—”Fair Value Measurements,” or SFAS 157. This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities. This standard also requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. On February 6, 2008, the FASB deferred the effective date of SFAS No.157 for all non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. We currently plan to adopt this standard beginning on October 1, 2008 and are evaluating the impact that this new standard will have on our financial position and results of operations.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SFAS No. 159 – “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of SFAS No. 115.” In February 2007, the FASB issued SFAS No. 159. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. We will be adopting this standard beginning on October 1, 2008. Currently, we are evaluating the impact that this new standard will have on our financial position and results of operations.

SFAS No. 160 – “Noncontrolling Interests in Consolidated Financial Statements —Including an amendment of ARB No. 51.” In December 2007, the FASB issued SFAS No. 160. This Statement improves the relevance, comparability, and transparency of financial information by requiring all entities to report noncontrolling (minority) interest in subsidiaries in the same way—as equity in the consolidated financial statements. This Statement also eliminates the diversity in accounting for transactions between an entity and noncontrolling interests by requiring that such transactions be treated as equity transactions. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Statement is applied prospectively as of the beginning of the fiscal year in which the statement is initially applied, except for the presentation and disclosure requirements. Presentation and disclosure requirements are to be applied retrospectively for all periods presented. We will be adopting this Statement beginning on October 1, 2009. Currently, we do not have any noncontrolling (minority) interest in a subsidiary.

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

Revenue Recognition

Contract Revenue – We earn revenues from sales of our products and services and may be either a prime contractor directly to the end-user of our products and services or we may act as a subcontractor under a contract with a prime contractor. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed and determinable, and collectibility is reasonably assured. We generally earn revenue under three types of contracts: fixed-price, cost-plus a fixed fee, and time & materials (“T&M”) contracts. Revenue under a fixed-price contract is recognized using a percentage of completion method based on costs incurred in relation to total estimated costs or other measures of completion that are deemed appropriate. Under a cost-plus contract, we are reimbursed for allowable costs within the contractual terms and conditions and are paid a negotiated fee. The fee may be fixed or based on performance incentives. Revenue recognition under a cost-plus contract is based upon actual costs incurred and a pro rata amount of the negotiated fee. Under a T&M contract, we receive fixed hourly rates intended to cover salary costs attributable to work performed on the contract and related indirect expenses, reimbursement for other direct costs, and a profit. Revenue is recognized under a T&M contract at the contractual rates as labor hours and direct expenses are incurred. To date, the vast majority of contracts for the purchase of our commercial off-the-shelf (“COTS”) software products have been fixed-priced in nature, either firm fixed-price contracts or T&M contracts with fixed labor rates.

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

Our recognition of revenue from sales of software products depends on specific customer requirements and the nature of the contracts involved. In accordance with SOP 97-2, “Software Revenue Recognition,” for a Software-Only Sale, we recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable, and collectibility is reasonably assured. In situations where software is customized or otherwise modified and sold together with services and/or hardware, we recognize software license revenue on a percentage of completion basis.

We recognize PCS revenue on a percentage of completion basis when PCS is part of a broader fixed-price contract that includes customization or implementation support services. Alternatively, when PCS services (i.e., software maintenance and support) are awarded to us under a separate maintenance contract, we recognize PCS revenue on a straight-line basis pro rata over the term of the maintenance contract.

We provide products and services under fixed-price contracts for which revenue is generally recognized using the percentage of completion method based on the relationship of actual costs incurred to total costs estimated over the duration of the contract. These estimates regarding costs underlie our determination as to overall contract profitability and the timing of revenue recognition. If we do not accurately estimate the resources required or the scope of the work to be performed, or do not manage our contracts properly within the planned periods of time or satisfy our obligations under the contracts, then actual results may differ from projected results and losses on contracts may need to be recognized. We account for cost-reimbursable contracts by charging contract costs to operations as incurred and recognizing contract revenues and profits by applying the negotiated fee and or estimated award fee rate to actual costs on an individual contract basis. Management reviews contract performance, costs incurred, and estimated completion costs regularly and adjusts revenues and profits on contracts in the period in which changes become determinable.

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

Goodwill and Other Long-Lived Assets

Long-lived assets consist of goodwill, identifiable intangible assets, trademarks and agreements, and property and equipment. Long-lived assets such as property and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill is tested annually for impairment, and is reviewed for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Factors which we consider important and that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, and significant negative industry or economic trends. We determine whether impairment has occurred based on gross expected future cash flows and measure the amount of the impairment based on the related future discounted cash flows. The cash flow estimates used to determine impairment, if any, contain management’s best estimates, using appropriate and customary assumptions and projections at the time. The estimates of expected cash flows require us to make significant judgments regarding future periods that are subject to some factors outside of our control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations.

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

Results of Operations - Second Quarter 2008 Compared to Second Quarter 2007

	Three Months Ended March 31,
	2008 (2nd quarter 2008)	2007 (2nd quarter 2007)	Favorable (unfavorable)
	(in thousands of dollars)
Revenue:
Ground Systems - Government	$25,815	$14,654	$11,161
Ground Systems - Commercial	6,778	5,752	1,026
Space Communication Systems	13,924	9,952	3,972
Elimination of intersegment sales	(1,665)	(1,346)	(319)

Total revenue	44,852	29,012	15,840

Cost of revenue:
Ground Systems - Government	21,560	12,249	(9,311)
Ground Systems - Commercial	4,238	3,546	(692)
Space Communication Systems	8,530	5,902	(2,628)
Elimination of intersegment cost	(1,665)	(1,346)	319

Total cost of revenue	32,663	20,351	(12,312)

Gross profit:
Ground Systems - Government	4,255	2,405	1,850
Gross Margin	16.5%	16.4%
Ground Systems - Commercial	2,540	2,206	334
Gross Margin	37.5%	38.4%
Space Communication Systems	5,394	4,050	1,344
Gross Margin	38.7%	40.7%

Total gross profit	12,189	8,661	3,528

Gross Margin	27.2%	29.9%

Operating expense:
Ground Systems - Government	2,093	1,482	(611)
Ground Systems - Commercial	1,420	1,116	(304)
Space Communication Systems	2,188	2,017	(171)
Selling, general & administrative expense and intersegment sales	688	1,104	416

Total operating expense	6,389	5,719	(670)

Operating income:
Ground Systems - Government	2,162	923	1,239
Operating margin	8.4%	6.3%
Ground Systems - Commercial	1,120	1,090	30
Operating margin	16.5%	18.9%
Space Communication Systems	3,206	2,033	1,173
Operating margin	23.0%	20.4%
Selling, general & administrative expense	(688)	(1,104)	416

Total operating income	5,800	2,942	2,858

Operating margin	12.9%	10.1%

Other income (expense), net	265	389	(124)
Income before income taxes	6,065	3,331	2,734
Provision for income taxes	2,092	1,189	(903)

Net income	$3,973	$2,142	$1,831

Revenue

Second quarter 2008 consolidated revenue increased 54.6% from $29.0 million for the second quarter 2007 to $44.9 million for the second quarter 2008. The increase in revenue was primarily related to the following:

Ground Systems – Government revenue was $25.8 million in the second quarter 2008, an increase of $11.1 million or 76.2%, compared to $14.7 million in the second quarter 2007. The increase in revenue in this segment in the second quarter 2008 was primarily attributable to the increase in level of effort on two large government contracts during the second quarter 2008 compared to the second quarter 2007, new contract work with the United States Air Force and revenue increases from our contracts relating to National programs (classified programs with various agencies with the U.S. government). The increase in level of effort on one of the large government contracts was related to the acceleration of timing of work performed at the request of the customer. Partially offsetting this increase was a decrease in revenue due to the completion of a contract relating to Civilian programs during the first quarter 2008 that had work scope during the second quarter 2007.

Ground Systems – Commercial revenue was $6.8 million in the second quarter 2008, an increase of $1.0 million, or 17.8%, compared to $5.8 million in the second quarter 2007. The increase in revenue for this segment in the second quarter 2008 was primarily attributable to revenue increases from new command and control work and from several government contracts held by our SAT subsidiary that are near completion, partially offset by a command and control contract for which the level of effort decreased during the second quarter 2008 compared to the second quarter 2007.

Space Communication Systems revenue was $13.9 million in the second quarter 2008, an increase of $4.0 million or 39.9%, compared to $10.0 million in the second quarter 2007. The increase in revenue for this segment in the second quarter 2008 was primarily attributable to new contracts and an increase in work scope on an existing government contract held by our RT Logic subsidiary.

Gross Profit

Our gross profit can vary significantly depending on the type of product or service provided. Generally, license revenues related to the sale of our COTS software products have the greatest gross profit because of the minimal incremental costs to produce them. By contrast, gross margin for equipment and subcontractor costs are significantly lower. Engineering service gross margin is typically in the 20% range or higher. These gross profit and gross margins are realized in all segments, although profit on equipment costs for the Space Communications Systems segment are generally greater than the equipment profit in the other segments because that segment’s business is composed of internally developed hardware, firmware, and software products.

Gross profit was $12.2 million in the second quarter 2008, an increase of $3.5 million, or 40.7%, compared to $8.7 million in the second quarter 2007. The increase in gross profit in the second quarter 2008 was attributable to all of our segments.

Ground Systems – Government gross profit was $4.3 million in the second quarter 2008, an increase of $1.9 million, or 76.9%, compared to $2.4 million in the second quarter 2007. The increase in gross profit is primarily attributable to new and existing contract work with the United States Air Force and revenue increases from our contracts relating to National programs, partially offset by a decrease in gross profit due to the completion of a contract relating to Civilian programs during the first quarter 2008 that had work scope during the second quarter 2007.

Ground Systems – Commercial gross profit was $2.5 million in the second quarter 2008, an increase of $0.3 million, or 15.1%, compared to $2.2 million in the second quarter 2007. The increase in gross profit is primarily attributable to increases in revenue from new command and control work and our SAT subsidiary, partially offset by a command and control contract for which the level of effort decreased during the second quarter 2008 compared to the second quarter 2007.

Space Communication Systems gross profit was $5.4 million in the second quarter 2008, an increase of $1.3 million, or 33.2%, compared to $4.1 million in the second quarter 2007. The increase in gross profit was primarily attributable to the increase in revenue from our RT Logic subsidiary.

Operating Expenses

Second quarter 2008 operating expenses increased 11.7% from $5.7 million in the second quarter 2007 to $6.4 million in the second quarter 2008. The increase is primarily attributable to higher salary and personnel related expense, professional services fees, and research and development (“R&D”) expenses, offset by lower selling expense, primarily bid and proposal expense.

Operating expenses in our Ground Systems – Government segment increased by $0.6 million from $1.5 million for the second quarter 2007 to $2.1 million for the second quarter 2008 principally due to an increase in the allocation of corporate expenses.

Operating expenses in our Ground Systems—Commercial segment increased by approximately $0.3 million from $1.1 million for the second quarter 2007 to $1.4 million for the second quarter 2008, due to an increase in the allocation of corporate expenses.

The Space Communications Systems segment’s operating expenses increased by approximately $0.2 million from $2.0 million for the second quarter 2007 to $2.2 million for the second quarter 2008. The increase is primarily attributable to higher R&D expense, partially offset by lower selling, general, and administrative expense, which includes bid and proposal costs, and intangible amortization expense.

Corporate selling, general & administrative expenses decreased by $0.4 million from $1.1 million for the second quarter 2007 to $0.7 million for the second quarter 2008 principally due to high legal costs incurred during the second quarter 2007 associated with the previously disclosed SEC.

Other income, net

Other income, net decreased by $0.1 million from $0.4 million for the second quarter 2007 to $0.3 million for the second quarter 2008, mostly as a result of lower interest income on marketable securities due primarily to lower amounts invested in marketable securities. During the fourth quarter 2007, we sold marketable securities and used the proceeds to purchase 1,850,000 shares of our common stock in a tender offer.

Income Tax Expense

We recorded income tax expense of $2.1 million in the second quarter 2008 and $1.2 million in the second quarter 2007. The increase in income tax expense is primarily due to an increase in taxable income. The effective tax rates for the second quarter 2008 and the second quarter 2007 are 34.5% and 35.7%, respectively.

Net Income

Net income was $4.0 million in the second quarter 2008 as compared to $2.1 million in the second quarter 2007. The increase in net income in the second quarter 2008 as compared to the second quarter 2007 is primarily related to higher operating income.

Results of Operations – Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

	Six Months Ended March 31,
	2008	2007	Favorable (unfavorable)
	(in thousands of dollars)
Revenue:
Ground Systems - Government	$44,186	$29,129	$15,057
Ground Systems - Commercial	14,381	11,733	2,648
Space Communication Systems	26,326	19,108	7,218
Elimination of intersegment sales	(2,731)	(3,535)	804

Total revenue	82,162	56,435	25,727

Cost of revenue:
Ground Systems - Government	33,021	23,811	(9,210)
Ground Systems - Commercial	8,549	7,188	(1,361)
Space Communication Systems	15,778	11,163	(4,615)
Elimination of intersegment cost	(2,731)	(3,535)	(804)

Total cost of revenue	54,617	38,627	(15,990)

Gross profit:
Ground Systems - Government	11,165	5,318	5,847
Gross Margin	25.3%	18.3%
Ground Systems - Commercial	5,832	4,545	1,287
Gross Margin	40.6%	38.7%
Space Communication Systems	10,548	7,945	2,603
Gross Margin	40.1%	41.6%

Total gross profit	27,545	17,808	9,737

Gross Margin	33.5%	31.6%

Operating expense:
Ground Systems - Government	4,886	3,467	(1,419)
Ground Systems - Commercial	2,814	2,382	(432)
Space Communication Systems	4,237	3,860	(377)
Selling, general & administrative expense and intersegment sales	1,481	2,263	782

Total operating expense	13,418	11,972	(1,446)

Operating income:
Ground Systems - Government	6,279	1,851	4,428
Operating margin	14.2%	6.4%
Ground Systems - Commercial	3,018	2,163	855
Operating margin	21.0%	18.4%
Space Communication Systems	6,311	4,085	2,226
Operating margin	24.0%	21.4%
Selling, general & administrative expense	(1,481)	(2,263)	782

Total operating income	14,127	5,836	8,291

Operating margin	17.2%	10.3%

Other income (expense), net	200	633	(433)
Income before income taxes	14,327	6,469	7,858
Provision for income taxes	3,331	2,268	(1,063)

Net income	$10,996	$4,201	$6,795

Revenue

Consolidated revenue for the six months ended March 31, 2008 increased 45.6% from $56.4 million for the six months ended March 31, 2007 to $82.2 million for the six months ended March 31, 2008. The increase in revenue was primarily related to the following:

Ground Systems – Government revenue was $44.2 million for the six months ended March 31, 2008, an increase of $15.1 million, or 51.7%, compared to $29.1 million for the six months ended March 31, 2007. The increase in revenue in this segment for the six months ended March 31, 2008 was primarily attributable to the up-front delivery of licenses under the GPS OCX (Next Generation Control Segment) contract with Northrop Grumman Corporation, which was awarded during the first quarter 2008, the increase in level of effort on two large government contracts for the six months ended March 31, 2008 compared to the six months ended March 31, 2007 and revenue increases from our contracts relating to National programs. The increase in level of effort on one of the large government contracts was related to the acceleration of timing of work performed at the request of the customer.

Ground Systems – Commercial revenue was $14.4 million for the six months ended March 31, 2008, an increase of $2.7 million, or 22.6%, compared to $11.7 million for the six months ended March 31, 2007. The increase in revenue for this segment for the six months ended March 31, 2008 was primarily attributable to revenue increases from new command and control work and from several government contracts held by our SAT subsidiary that are near completion, partially offset by decrease in the level of effort during the six months ended March 31, 2008 compared to the six months ended March 31, 2007 with respect to a command and control contract.

Space Communication Systems revenue was $26.3 million for the six months ended March 31, 2008, an increase of $7.2 million, or 37.8%, compared to $19.1 million for the six months ended March 31, 2007. The increase in revenue for this segment for the six months ended March 31, 2008 was primarily attributable to new contracts, an increase in work scope on an existing government contract held by our RT Logic subsidiary and increases in product shipments to customers from our Lumistar subsidiary.

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

Gross profit was $27.5 million for the six months ended March 31, 2008, an increase of $9.7 million, or 54.7%, compared to $17.8 million for the six months ended March 31, 2007. The increase in gross profit for the six months ended March 31, 2008 was attributable to all of our segments.

Ground Systems – Government gross profit was $11.2 million for the six months ended March 31, 2008, an increase of $5.8 million, or 109.9%, compared to $5.3 million for the six months ended March 31, 2007. The increase in gross profit is primarily attributable to the GPS OCX (Next Generation Control Segment) contract, which included $2.4 million of license revenue. There are minimal costs associated with the sale of licenses due to the minimal incremental costs to produce them. In addition, gross profit increased during the six months ended March 31, 2008 due to increases in revenue from a large government contract and National programs and an increase related to the completion of a Civilian program during the first quarter 2008, earlier than anticipated.

Ground Systems – Commercial gross profit was $5.8 million for the six months ended March 31, 2008, an increase of $1.3 million, or 28.3%, compared to $4.5 million for the six months ended March 31, 2007. The increase in gross profit is primarily attributable to increases in revenue from new command and control work and our SAT subsidiary, partially offset by several command and control contracts for which the level of effort decreased during the six months ended March 31, 2008 compared to the six months ended March 31, 2007.

Space Communication Systems gross profit was $10.5 million for the six months ended March 31, 2008, an increase of $2.6 million, or 32.8%, compared to $7.9 million for the six months ended March 31, 2007. The increase in gross profit was primarily attributable to the increases in revenue in that segment.

Operating Expenses

Operating expenses for the six months ended March 31, 2008 increased 12.1% from $12.0 million for the six months ended March 31, 2007 to $13.4 million for the six months ended March 31, 2008. The increase is primarily attributable to higher salary and personnel related expense, professional services fees and R&D expense, offset by lower selling expense, primarily bid and proposal expense.

Operating expenses in our Ground Systems – Government segment increased by $1.4 million from $3.5 million for the six months ended March 31, 2007 to $4.9 million for the six months ended March 31, 2008 principally due to an increase in the allocation of corporate expenses.

Operating expenses in our Ground Systems—Commercial segment increased by approximately $0.4 million from $2.4 million for the six months ended March 31, 2007 to $2.8 million for the six months ended March 31, 2008 principally due to an increase in the allocation of corporate expenses.

The Space Communications Systems segment’s operating expenses increased by approximately $0.4 million from $3.8 million for the six months ended March 31, 2007 to $4.2 million for the six months ended March 31, 2008. The increase is primarily attributable to higher R&D expense and salary and related expenses, partially offset by lower selling, general, and administrative expense, which includes bid and proposal costs, and intangible amortization expense.

Corporate selling, general & administrative expenses decreased by $0.8 million from $2.3 million for the six months ended March 31, 2007 to $1.5 million for the six months ended March 31, 2008 principally due to high legal costs incurred during the six months ended March 31, 2007 associated with the previously disclosed SEC investigation and due diligence expenses associated with the previously announced exploration of strategic alternatives.

Other income, net

Other income, net decreased by $0.4 million from $0.6 million for the six months ended March 31, 2007 to $0.2 million for the six months ended March 31, 2008, mostly as a result of lower interest income on marketable securities due primarily to lower amounts invested in marketable securities. During the fourth quarter 2007, we sold marketable securities and used the proceeds to purchase 1,850,000 shares of our common stock in a tender offer.

Income Tax Expense

We recorded income tax expense of $3.3 million for the six months ended March 31, 2008 and $2.3 million for the six months ended March 31, 2007. Included for the six months ended March 31, 2008 income tax expense is a $1.6 million tax credit for tax deductible research and development expenditures that were incurred in prior years. We have filed amended tax returns associated with this tax credit. Tax expense, net of this tax credit, is $4.9 million for the six months ended March 31, 2008. The increase in income tax expense is primarily due to an increase in taxable income. The effective tax rates for the six months ended March 31, 2008 and the first quarter of 2007 are 34.5% and 35.1%, respectively.

Net Income

Net income was $11.0 million for the six months ended March 31, 2008 as compared to $4.2 million for the six months ended March 31, 2007. The increase in net income for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007 is primarily related to higher operating income and the R&D tax credit.

Backlog

We ended the six months ended March 31, 2008 with a backlog of approximately $254.5 million as compared to $250.5 million at the end of fiscal 2007. Many of our contracts are multi-year contracts and contracts with option years, and portions of these contracts are carried forward from one year to the next as part of our contract backlog. Our total contract backlog represents management’s estimate of the aggregate unearned revenues expected to be earned by us over the life of all of our contracts, including option periods. Because many factors affect the scheduling of projects, we cannot predict when revenues will be realized on projects included in our backlog. In addition, although contract backlog represents only business where we have written agreements with our customers, it is possible that cancellations or scope adjustments may occur.

Liquidity and Capital Resources

We have been routinely profitable on an annual basis and have generally financed our working capital needs through funds generated from income from operations, supplemented by borrowings under our general line of credit facility with a commercial bank when necessary.

For the six months ended March 31, 2008, operating activities provided us $8.0 million of cash, primarily as a result of net income, depreciation and amortization, higher billings in excess of revenue for contracts in progress balances, and lower cost and estimated earnings in excess of billings on uncompleted contract balances. Partially offsetting our cash from operations were higher accounts receivable, inventory, and income tax receivable and lower accounts payable balances. We invested $2.2 million to purchase fixed assets (principally leasehold improvements and new computers and equipment), and we received $0.4 million net proceeds from the sale of marketable securities. Our financing activities included the use of $23.5 million in cash to repurchase our common stock, and we received $2.6 million in proceeds from the issuance of common stock.

For the six months ended March 31, 2007, operating activities provided $3.6 million of cash, primarily as a result of net income, depreciation and amortization, higher billings in excess of revenue for contracts in progress balances, and lower cost and estimated earnings in excess of billings on uncompleted contract balances. Partially offsetting our cash from operations were higher income taxes payable, accrued expenses, inventories, and accounts receivable balances. We invested $1.6 million to purchase fixed assets (principally leasehold improvements and new computers and equipment). Our financing activities included the use of $2.7 million in cash to pay dividends and repurchase common stock and we received proceeds of $2.2 million from the issuance of common stock.

We have a credit agreement that permits unsecured borrowing up to $25.0 million, including a sub-facility of $10 million for the issuance of letters of credit. Any borrowings under the facility will accrue interest at the one-month London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 1.5% to 2.4% depending on our ratio of funded debt to earnings before interest, taxes and depreciation (“EBITDA”). We are required to pay a fee on the undrawn amount of the facility from time to time, at a rate of 0.20% to 0.25% per annum, depending on our ratio of funded debt to EBITDA, and payable quarterly. The credit agreement has certain financial covenants, including the maintenance of a maximum ratio of funded debt to EBITDA of 2.5 to 1.0 and a minimum fixed charge coverage ratio of 1.25 to 1, and expires on December 31, 2010. The credit agreement contains customary covenants, including affirmative covenants that require, among other things, certain financial reporting by us, and negative covenants that, among other things, restrict our ability to incur additional indebtedness, incur encumbrances on assets, reorganize, consolidate or merge with any other company, and make acquisitions and stock repurchases. The credit agreement also contains customary events of default, including a cross-default to other indebtedness by us. Failure by us to comply with such covenants, or the occurrence of any other event of default, could result in the acceleration of any loans or other financial obligations of ours under the credit agreement and the termination of the facility. The availability of loans and letters of credit under the facility is subject to customary conditions, including the material accuracy of certain representations and warranties by us and to no default continuing under the credit agreement. At March 31, 2008, we had no amounts outstanding under the line of credit.

On December 5, 2007, our Board of Directors decided to cease the payment of dividends for the foreseeable future beginning with fiscal 2008 and future years in order to maximize our ability to invest in future R&D, marketing, business development, and strategic acquisition efforts that, in the Board’s opinion, will result in a greater return for our shareholders. As we contemplate these strategic efforts to grow our company, the Board will continue to evaluate the most effective measures that it can take to maximize shareholder value.

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

Changes in Internal Control Over Financial Reporting.

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation of any changes in our internal control over financial reporting that occurred during our second quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This evaluation was carried out under the supervision and with the participation of our management, including the chief executive officer and chief financial officer. Based upon that evaluation, we concluded that there was no change in our internal control over financial reporting during this period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2004, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with LJT & Associates, Inc. (“LJT”) to sell all assets of our antenna division. LJT filed an action against us on December 8, 2006 in the circuit court for Howard County, Maryland, seeking unspecified damages for the alleged wrongful hiring of a former LJT employee by us. LJT claimed that we breached our Asset Purchase Agreement as well as the employee’s employment agreement, and LJT claimed that we conspired to and did misappropriate some of LJT’s trade secrets. LJT subsequently claimed in correspondence with us that we would be liable to them for damages in excess of $1,000,000 and LJT would seek to recoup attorney’s fees incurred in supporting this claim. On January 14, 2008, we agreed to settle this claim for a sum of $98,000 and to forgive a note receivable due from LJT in the amount of $67,000 and are no longer subject to any further obligation.

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

Effective March 30, 2007, we terminated the employment of Mr. Prince. Mr. Prince’s employment termination was at the direction of the Special Committee, as a result of investigation by the Special Committee concerning the matters under investigation by the SEC and the related inquiry by NASDAQ. We had placed Mr. Prince on paid administrative leave effective November 1, 2006, pending developments in the inquiries by the SEC and NASDAQ and the ongoing investigation by the Special Committee. On April 24, 2007, Mr. Prince sent a letter to us demanding a severance payment of $0.2 million and a bonus payment of $60,000 for fiscal year 2006 services. On May 17, 2007, Mr. Prince filed a lawsuit in Prince George’s County Maryland against us demanding payment of $0.9 million for unpaid wages and treble damages related thereto. We disputed the claims made in the letter and the lawsuit by Mr. Prince. On November 19, 2007, the Company and Mr. Prince entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”) in full and complete settlement of the Lawsuit. Under the Settlement Agreement, we agreed to pay Mr. Prince a total of $110,000, of which $65,000 will be treated as wages and $45,000 will be treated as non-wages and as reimbursement of a portion of Mr. Prince’s legal fees. We agreed to make the foregoing payments within seven (7) days following dismissal of the lawsuit with prejudice. The Settlement Agreement also includes mutual general releases by each of the Company and Mr. Prince with respect to the other, except that both parties agreed that the Indemnification Agreement between them effective December 4, 2002 and the Affirmation and Undertaking Re: Advance for Expenses between them dated October 17, 2006 will remain in full force and effect, and that both parties reserve all rights under both agreements. The Settlement Agreement further provides that by making the payment to Mr. Prince, we are not admitting any wrongdoing or liability and, instead, that any wrongdoing or liability is expressly denied.

Item 1A.	Risk Factors

A description of our risk factors can be found in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2007. There were no material changes to those risk factors during the six months ended March 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our purchases of our equity securities during the three months ended March 31, 2008:

(c)	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2008	—	$0.00	—	—
February 1 to February 29, 2008	—	$0.00	—	—
March 1 to March 31, 2008	1,064,972	$22.00	—	—
Total	1,064,972	$22.00	—	—

On March 3, 2008, we entered into a definitive Stock Purchase Agreement with Fursa Alternative Strategies, LLC to purchase 1,064,972 shares of our common stock that Fursa beneficially owned on behalf of its affiliated investment funds and separately managed accounts over which it exercised discretionary authority at $22.00 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Stockholders of the Company was held on February 20, 2008. The following matters were voted on by stockholders, and received the votes indicated:

1.	Election of Board of Directors:

Director	For	Withheld
John M. Albertine	9,961,682	419,390
Alan W. Baldwin	8,163,769	217,303
Paul G. Casner, Jr.	7,991,187	389,885
William F. Harley III	7,892,547	488,525
William F. Leimkuhler	7,978,144	402,928
R. Doss McComas	7,936,359	444,713

The terms of each of the elected directors will expire at the next Annual Meeting of Stockholders in 2009 or when their successors are elected and qualified. On March 14, 2008, Mr. William F. Harley III resigned from the Board of Directors and Committees thereof. On March 20, 2008, our Board of Director’s appointed Major General James B. Armor, Jr., USAF (Ret.) to serve as a member of the Company’s Board of Directors.

2.	Ratification of the appointment of Bernstein & Pinchuk LLP as the Company’s independent registered public accounting firm by the Audit Committee of the Board of Directors:

For	Against	Abstain	Broker non-vote
8,293,137	85,221	2,714	—

3.	To approve the Integral Systems, Inc. 2008 Stock Incentive Plan:

For	Against	Abstain	Broker non-vote
4,399,205	392,618	856,989	2,732,260

4.	To approve the Integral Systems, Inc. Employee Stock Purchase Plan:

For	Against	Abstain	Broker non-vote
4,312,219	481,405	855,188	2,732,260

Item 5.	Other Information

On May 7, 2008, the Compensation Committee of the Board of Directors approved a Form of Standard Terms and Conditions for Nonqualified Stock Options Award and a Form of Standard Terms and Conditions for Incentive Stock Options Award for use from time to time pursuant to the terms and conditions of the Integral Systems, Inc. 2008 Stock Incentive Plan. These Forms are attached hereto as Exhibits 10.5 and 10.6 and are incorporated herein by reference.

Item 6.	Exhibits and Financial Statement Schedules

Index to Exhibits

3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006 and as supplemented by Articles Supplementary of the Company dated February 12, 2006. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Commission on May 10, 2007).

3.2	Amended and Restated Bylaws of the Company, as amended by Amendments No. 1, 2, 3, and 4 to the Amended and Restated By-laws of Integral Systems, Inc. (Incorporated by reference to Company’s current report on Form 8-K filed with the Commission on September 20, 2007).

10.01+	Employment Agreement between Jeffrey A. Rosolio and the Company, effective as of November 19, 2007 (filed herewith).

10.02+	2008 Incentive Compensation Plan (filed herewith).

10.03+	Integral Systems, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on February 26, 2008).

10.04+	Integral Systems, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on February 26, 2008).

10.05+	Form of grant document for Nonqualified Stock Options under Integral Systems, Inc. 2008 Stock Incentive Plan (filed herewith).

10.06+	Form of grant document for Incentive Stock Options under Integral Systems, Inc. 2008 Stock Incentive Plan (filed herewith).

10.07	Stock Purchase Agreement Between Fursa Alternative Strategies, LLC and the Company, dated February 29, 2008 (filed herewith).

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 7, 2008.

INTEGRAL SYSTEMS, INC.

By:	/s/ WILLIAM M. BAMBARGER, JR.
William M. Bambarger, Jr.
Chief Financial Officer and Treasurer, Principal Accounting Officer

By:	/s/ HEMI G. LEE-GALLAGHER
Hemi G. Lee-Gallagher
Corporate Controller

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006 and as supplemented by Articles Supplementary of the Company dated February 12, 2006. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Commission on May 10, 2007).

3.2	Amended and Restated Bylaws of the Company, as amended by Amendments No. 1, 2, 3, and 4 to the Amended and Restated By-laws of Integral Systems, Inc. (Incorporated by reference to Company’s current report on Form 8-K filed with the Commission on September 20, 2007).

10.01+	Employment Agreement between Jeffrey A. Rosolio and the Company, effective as of November 19, 2007 (filed herewith).

10.02+	2008 Incentive Compensation Plan (filed herewith).

10.03+	Integral Systems, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on February 26, 2008).

10.04+	Integral Systems, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on February 26, 2008).

10.05+	Form of grant document for Nonqualified Stock Options under Integral Systems, Inc. 2008 Stock Incentive Plan (filed herewith).

10.06+	Form of grant document for Incentive Stock Options under Integral Systems, Inc. 2008 Stock Incentive Plan (filed herewith).

10.07	Stock Purchase Agreement Between Fursa Alternative Strategies, LLC and the Company, dated February 29, 2008 (filed herewith).

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management or compensatory plan or arrangement