Form 10-Q
period 2008-06-30
INTEGRAL SYSTEMS INC /MD/
filed 2008-08-07
CIK 718130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

As of August 1, 2008, the Registrant had issued and outstanding 8,555,367 shares of common stock.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this Form 10-Q, including in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including those under “Liquidity and Capital Resources,” are forward looking. In addition, from time to time, Integral Systems, Inc. (the “Company”, “We”, “Us”, “Our”) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “believe”, “expect”, “anticipate”, “estimate”, “continue”, or other similar words, including but not limited to statements as to our intent, belief, or current expectations and the intent, belief, or current expectations of our directors, officers, and management with respect to our future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. The future results indicated, whether expressed or implied, may not be achieved. Our actual results may differ significantly from the results discussed in the forward-looking statements. While we believe that these statements are and will be accurate, a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our statements. Our business is dependent upon general economic conditions and upon various conditions specific to us and to our industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may affect our business, other than those described elsewhere herein, include the risk factors described in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended September 30, 2007. When considering the forward-looking statements in this Form 10-Q, you should keep in mind the risk factors and other cautionary statements set forth in this Form 10-Q and our Annual Report on Form 10-K.

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

•	A significant portion of our revenue is derived from contracts or subcontracts funded by the U.S. government and are subject to the budget and funding process of the U.S. government.

•	Our contracts and subcontracts are typically subject to termination without cause.

•	Our contracts and subcontracts that are funded by the U.S. government are subject to U.S. government regulations and audits.

•	Our contracts and subcontracts that are funded by the U.S. government are subject to a competitive bidding process that may affect our ability to win contract awards or renewals in the future.

•	We enter into fixed-price contracts that could subject us to losses in the event that we have cost overruns.

•	Our contracts and subcontracts are subject to competition, strict performance, and other requirements.

•	Intense competition in the satellite ground system industry could affect our future financial performance.

i

•	We are subject to risks associated with our strategy of acquiring or merging with other companies.

•	We may be exposed to product liability or related claims with respect to our products.

•	Our products may become obsolete due to rapid technological change in the satellite industry.

•	Our business is subject to risks associated with international transactions.

•	Our business is dependent on the availability of certain components and raw materials that we buy from suppliers.

•	We depend upon attracting and retaining a highly skilled professional staff.

•	We depend upon the services of our key personnel.

•	We depend upon intellectual property rights and risk having our rights infringed.

•	The estimated backlog under our contracts is not necessarily indicative of revenues that will actually be realized under the contracts.

•	Performance of some of our U.S. government contracts may require certain security clearances.

•	Some of our contracts are subject to security classification restrictions.

•	The market price of our common stock may be volatile.

•	Our quarterly operating results may vary significantly from quarter to quarter.

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share amounts)

	June 30, 2008	September 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,948	$23,894
Marketable securities, net	429	568
Accounts receivable, net of allowance for doubtful accounts of $129 at June 30, 2008 and $171 at September 30, 2007	21,524	19,267
Cost and estimated earnings in excess of billings on uncompleted contracts	25,468	16,530
Prepaid expenses	630	1,464
Inventory	6,022	5,145
Other current assets	2,667	1,664

Total current assets	64,688	68,532
Property and equipment, net	17,177	15,234
Goodwill	51,304	51,304
Intangible assets, net	13	22
Software development costs, net	49	198
Other assets	822	771

Total assets	$134,053	$136,061

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,230	$9,416
Accrued expenses	12,647	8,948
Billings in excess of revenue for contracts in progress	10,304	11,150

Total current liabilities	30,181	29,514
Other non-current liabilities	66	—

Total liabilities	30,247	29,514
Commitment and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, and 8,538,517 and 9,381,172 shares issued and outstanding at June 30, 2008 and September 30, 2007, respectively	85	94
Additional paid-in capital	58,898	60,907
Retained earnings	44,777	45,537
Accumulated other comprehensive income	46	9

Total stockholders’ equity	103,806	106,547

Total liabilities and stockholders’ equity	$134,053	$136,061

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
		(Unaudited)
Revenue	$41,797	$35,872	$123,959	$92,307
Cost of revenue:
Direct labor	7,948	7,292	23,728	20,207
Overhead costs	8,211	4,725	21,906	15,720
Travel and other direct costs	578	412	2,692	1,458
Direct equipment & subcontracts	9,434	11,421	32,364	24,680
Product amortization	50	206	148	618

Total cost of revenue	26,221	24,056	80,838	62,683

Gross profit	15,576	11,816	43,121	29,624
	37.3%	32.9%	34.8%	32.1%
Selling, general & administrative	8,092	5,830	20,177	16,709
Research & development	385	662	1,713	1,636
Intangible asset amortization	3	40	8	159

Income from operations	7,096	5,284	21,223	11,120
	17.0%	14.7%	17.1%	12.0%
Other income, net	63	460	263	1,093

Income before income tax	7,159	5,744	21,486	12,213
Provision for income taxes	2,453	1,926	5,784	4,194

Net income	$4,706	$3,818	$15,702	$8,019

	11.3%	10.6%	12.7%	8.7%
Other comprehensive income:
Net unrealized gain from available-for-sale securities	—	—	45	—
Effect of currency translation	—	25	(9)	99

Comprehensive income	$4,706	$3,843	$15,738	$8,118

Weighted average number of common shares:
Basic	8,490	11,168	8,969	11,111
Diluted	8,569	11,203	8,986	11,149
Income per share:
Basic	$0.55	$0.34	$1.75	$0.72
Diluted	$0.55	$0.34	$1.75	$0.72
Cash dividends per share	$—	$0.07	$—	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Nine Months Ended June 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$15,702	$8,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,679	2,231
Stock based compensation expense	369	482
Provision for bad debt expense	(42)	(10)
Loss on disposal of fixed assets	—	8
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(2,158)	(8,063)
Cost and estimated earnings in excess of billings on uncompleted contracts	(8,882)	(2,481)
Prepaid expenses and deposits	760	290
Inventories	(876)	(529)
Income taxes receivable/payable	(894)	(888)
Accounts payable	(2,164)	3,463
Accrued expenses	3,548	(841)
Billings in excess of revenue for contracts in progress	(908)	3,157
Other	7	—

Net cash provided by operating activities	6,141	4,838
Cash flows from investing activities:
Acquisition of fixed assets	(3,381)	(1,163)
Purchases of marketable securities	(1,828)	(1,045)
Sale of marketable securities	2,036	100
Proceeds from collections on notes receivable	(185)	160
Settlement of litigation	165	—
Building under construction	—	(861)
Proceeds from the sale of property and equipment	—	9

Net cash (used in) investing activities	(3,193)	(2,800)
Cash flows from financing activities:
Stock repurchase	(23,511)	(1,118)
Proceeds from issuance of common stock	4,662	4,423
Dividend payments	—	(2,351)
Capital lease obligation payments	(4)	—

Net cash (used in) financing activities	(18,853)	954
Net (decrease) increase in cash and cash equivalents	(15,905)	2,992
Effect of exchange rate changes on cash	(41)	99
Cash and cash equivalents - beginning of period	23,894	24,659

Cash and cash equivalents - end of period	$7,948	$27,750

Supplemental disclosures of cash flow information:
Income taxes paid	$6,673	$5,042
Interest expense paid	$5	$6

Supplemental schedule of noncash investing and financing activities:

A capital lease obligation of $83 was incurred when we entered into a lease for new equipments in 2008.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. The consolidated balance sheet at September 30, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2007 filed with the Securities and Exchange Commission on December 12, 2007.

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

Certain amounts for the three months and nine months ended June 30, 2007 have been reclassified to conform to the presentation for the three months and nine months ended June 30, 2008. These reclassifications consist of the presentation of production amortization expense and cost associated with development and support of our licensed software, which are now being classified as a cost of revenue, and reclassification of certain other expense as selling, general, and administrative expense. During the first quarter of 2008, we realigned our operating segments from four segments to three segments, eliminating the Corporate segment, to conform to the way we are now internally managing our business. These reclassifications did not impact net income or earnings per share for the three months and nine months ended June 30, 2007. In addition, the amounts presented in the statement of cash flows for the nine months ended June 30, 2007 relating to tax benefits of stock option exercises in the cash flows from operating activities and cash flows from financing activities have been excluded as these amounts are not relevant to interim reporting periods.

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

Accounts receivable and cost and estimated earnings in excess of billings on uncompleted contracts at June 30, 2008 and September 30, 2007 consist of the following:

	June 30, 2008	September 30, 2007
	(in thousands of dollars)
Billed
Government customers	$15,835	$14,530
Commercial customers	5,818	4,907
Allowance for doubtful accounts	(129)	(170)

Total billed	$21,524	$19,267

Cost and estimated earnings in excess of billing on uncompleted contracts
Government customers	$23,504	$14,658
Commercial customers	1,964	1,872

Total unbilled	$25,468	$16,530

Billings in excess of revenue for contracts in progress represent amounts billed and collected for contracts in progress for which revenue has not been recognized and is reflected as a liability. Revenue will be recognized when revenue recognition criteria are met.

	June 30, 2008	September 30, 2007
	(in thousands of dollars)
Billings in excess of revenue for contracts in progress
Government customers	$3,517	$3,868
Commercial customers	6,787	7,282

Total billed	$10,304	$11,150

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Inventories

Inventories are stated at the lower of cost or market using the first in, first-out (“FIFO”) method. Market value is determined on the basis of estimated realizable values. Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined. We did not have a reserve for obsolescence at June 30, 2008 and September 30, 2007. Inventories consist of the following:

	June 30, 2008	September 30, 2007
	(in thousands of dollars)
Finished Goods	$3,771	$3,641
Raw Materials	2,251	1,504

Total	$6,022	$5,145

5.	Net Income Per Share

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Numerator:
Net income available to common shareholders	$4,706	$3,818	$15,702	$8,019
Denominator:
Shares used for basic earnings per share - weighted-average shares	8,490	11,168	8,969	11,111
Effect of dilutive securities:
Employee stock options	79	35	17	38

Shares used for diluted earnings per share adjusted weighted-average shares and assumed conversions	8,569	11,203	8,986	11,149

Income per common share:
Basic earnings per share	$0.55	$0.34	$1.75	$0.72
Diluted earnings per share	$0.55	$0.34	$1.75	$0.72

On March 3, 2008, we repurchased 1,064,972 shares of our common stock for $22.00 per share from Fursa Alternative Strategies, LLC. $0.03 and $0.07 of the per share increase in our basic and diluted earnings per share for the three months and nine months ended June 30, 2008, respectively, was attributable to the repurchase of such shares.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On August 14, 2007, we launched a tender offer to purchase up to 1,850,000 shares of our common stock for $27.00 per share as part of our overall plan to enhance shareholder value. On September 12, 2007, we accepted for purchase 1,850,000 shares of our common stock tendered in the tender offer at a purchase price of $27.00 per share. $0.10 and $0.30 of the per share increase in our basic and diluted earnings per share for the three months and nine months ended June 30, 2008, respectively, was attributable to the repurchase of such shares in the tender offer.

6.	Line of Credit and Notes Payable

On September 28, 2007, we entered into an amended and restated credit agreement, which permits unsecured borrowing of up to $25.0 million, including a sub-facility of $10 million for the issuance of letters of credit. Any borrowings under the facility will accrue interest at the one-month London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 1.5% to 2.4% depending on our ratio of funded debt to earnings before interest, taxes and depreciation (“EBITDA”). We are required to pay a fee on the undrawn amount of the facility from time to time, at a rate of 0.20% to 0.25% per annum, depending on our ratio of funded debt to EBITDA, and payable quarterly. We did not have any borrowings during the three or nine months ended June 30, 2008 and we did not have any outstanding borrowings on these lines of credit at June 30, 2008 and September 30, 2007.

We had letters of credit amounting to $0.1 and $ 0.2 million as of June 30, 2008 and September 30, 2007, respectively, with certain banks relating to leased facilities. In addition, we had letters of credit amounting to approximately $1.7 million and $1.1 million as of June 30, 2008 and September 30, 2007, respectively, with a bank relating to obligations on certain contracts.

7.	Commitments and Contingencies

We are subject to various legal proceedings and threatened legal proceedings from time to time. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on our business, results of operations, financial condition, or cash flows.

Operating Lease

On June 6, 2008, we entered into a material Lease Agreement with Corporate Office Properties Trust (“COPT”). This newly leased property, which is located at 6721 Columbia Gateway Drive in Columbia, Maryland, will be used for our corporate headquarters. We intend to relocate our corporate headquarters from its current location at 5000 Philadelphia Way, Lanham, Maryland in the first or second quarter of calendar year 2009. The lease term is for eleven years; the facility is approximately 131,450 square feet and has an initial $28 per square foot annual lease cost, with annual escalations of approximately 2.75% to 3.00%. COPT has provided for $7.4 million in allowances for costs to build out this facility to our specifications and will reimburse us $2.1 million relating to the remainder of our existing lease on the Lanham, Maryland facility, which approximates the rent obligation for our Lanham, Maryland facility for approximately two years. We intend to sublease the Lanham facility for the remainder of the lease term and estimate that there will be no loss from the sublease.

Litigation, Claims, and Assessments

In November 2004, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with LJT & Associates, Inc. (“LJT”) to sell all of the assets of our antenna division. LJT filed an action against us on December 8, 2006 in the circuit court for Howard County, Maryland, seeking unspecified damages for the alleged wrongful hiring of a former LJT employee by us. LJT claimed that we breached our Asset Purchase Agreement as well as the employee’s employment agreement, and LJT claimed that we conspired to and did misappropriate some of LJT’s trade secrets. LJT subsequently claimed in correspondence with us that we would be liable to them for damages in excess of $1,000,000 and LJT would seek to recoup

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

attorneys’ fees incurred in supporting this claim. On January 14, 2008, we settled this claim for the sum of $98,000 and forgave a note receivable due from LJT in the amount of $67,000. As a result, we are no longer subject to any further obligation relating to this action.

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

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Stock Option Plan and Stock-Based Compensation

Pursuant to the approval by stockholders at the February 20, 2008 Annual Meeting of the Stockholders, we established the 2008 Stock Incentive Plan, which was effective December 5, 2007. Prior to the adoption of the 2008 Stock Incentive Plan, we established the 2002 Stock Option Plan and the 1988 Stock Option Plan. Pursuant to the approval by stockholders at the February 20, 2008 Annual Meeting of the Stockholders, no further options were granted under the 1998 Stock Option Plan and the 2002 Stock Option Plan after February 20, 2008. The 2008 Stock Incentive Plan was created to provide incentives for our employees, consultants, and directors to promote our financial success. The Compensation Committee of the Board of Directors has sole authority to select full-time employees, directors, or consultants to receive awards of options, stock appreciation rights, restricted stock, and restricted stock units under this plan. The maximum number of shares of common stock that may be issued pursuant to the 2008 Stock Incentive Plan is 1,599,947 (composed of (i) 900,000 shares available for grant under the 2008 Stock Incentive Plan, plus (ii) 90,400 shares that were authorized for issuance under the 2002 Stock Option Plan and were not subject to outstanding awards as of December 5, 2007, plus (iii) 609,547 shares that were subject to outstanding awards under the 2002 Stock Option Plan on December 5, 2007 (which shares are eligible for award under the 2008 Stock Incentive Plan to the extent that they cease to be subject to such awards for any reason on or after December 5, 2007)). The exercise price of each award of options and stock appreciation rights is set at our common stock’s closing price on the date of grant, unless the optionee owns greater than 10 percent of our common stock and is granted an incentive stock option (a stock option that is intended to qualify as an “incentive stock option” within the meaning of Section 422 of the Internal Revenue Code). The exercise price of such incentive stock option must be at least 110 percent of the fair market value of the common stock on the date of grant. Options, stock appreciation rights, restricted stock, and restricted stock units expire no later than ten years from the date of grant (five years for incentive stock options received by greater than 10 percent owners) or 90 days after employment ceases, whichever occurs first, and vest from one to five years.

As of June 30, 2008, we had reserved for issuance an aggregate 1,377,630 shares of common stock under the 2008 Stock Incentive Plan.

The following table summarizes the activity for all of our stock option awards during the nine months ended June 30, 2008:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Life	Aggregate Intrinsic Value ($ in millions)
	(in thousands)
Options outstanding September 30, 2007	640	$22.35	—	—
Granted	25	$24.16	—	—
Exercised	(222)	$20.78	—	—
Cancelled	(29)	$24.20	—	—

Options outstanding June 30, 2008	414	$23.18	3.48 Years	$6.42

Exercisable at June 30, 2008	285	$22.53	3.06 Years	$4.60

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes additional information about stock options outstanding at June 30, 2008:

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
	(in thousands)			(in thousands)
$15.00 – 19.99	108	1.41 Years	$18.41	107	$18.41
$20.00 – 28.00	306	4.21 Years	$24.87	178	$25.01

	414	3.48 Years	$23.18	285	$22.53

The following table summarizes information about our nonvested stock options outstanding at June 30, 2008:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at September 30, 2007	178	$7.77
Granted	20	$7.31
Vested	(51)	$7.49
Cancelled	(18)	$7.90

Nonvested at June 30, 2008	129	$7.71

The weighted-average grant date fair value of options which were granted during the nine months ended June 30, 2008 was $7.26 per option. The fair value of the options granted was estimated on the date of the grant using the Black-Scholes options pricing model. The following table shows the assumptions used for the grants that occurred during the nine months ended June 30, 2008.

Nine Months Ended June 30, 2008
Expected volatility	34.11%
Risk free interest rate	2.57%
Dividend yield	0.00%
Expected lives	3.50 - 4.50 years

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

We have recognized $0.4 million and $0.5 million of share-based compensation expense in the Consolidated Statements of Operations for the nine month periods ended June 30, 2008 and June 30, 2007, respectively.

As of June 30, 2008, there was $0.9 million of unrecognized compensation expense related to remaining non-vested stock options that will be recognized over a weighted average period of 2.61 years. The total fair value of options which vested during the nine month period ending June 30, 2008, was $0.4 million.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Stockholders’ Equity Transactions

On March 3, 2008, we entered into a definitive Stock Purchase Agreement with Fursa Alternative Strategies, LLC to purchase 1,064,972 shares of our common stock that Fursa beneficially owned on behalf of its affiliated investment funds and separately managed accounts over which it exercised discretionary authority at $22.00 per share.

10.	Business Segment and Geographical Information

During the first quarter of 2008, we realigned our operating segments from four segments to three segments, eliminating the Corporate segment, to conform to the way we are now internally managing our business. The Corporate segment was primarily composed of the Product Division, which develops and licenses our EPOCH IPS product line to other operating segments and to third-party customers. This segment was also responsible for EPOCH IPS maintenance and support revenue and expenses. The associated revenue and cost for product license sales, maintenance, and support are now included in the respective results of our Ground Systems – Government and Ground Systems – Commercial segments. The Corporate segment results for the three months and nine months ended June 30, 2007 have been reclassified to conform to the presentation of the three months and nine months ended June 30, 2008. The reclassification does not modify the previously reported consolidated revenue or net income. We evaluate the performance of our three operating segments based on operating income. The following is a brief description of each of the segments:

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

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Summarized financial information by business segment is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(in thousands of dollars)
Revenue:
Ground Systems - Government	$23,331	$20,388	$67,517	$49,517
Ground Systems - Commercial	6,962	5,998	21,343	17,731
Space Communication Systems	15,554	11,477	41,880	30,585
Elimination of intersegment sales	(4,050)	(1,991)	(6,781)	(5,526)

Total revenue	$41,797	$35,872	$123,959	$92,307

Income from operations:
Ground Systems - Government	$2,791	$2,098	$9,070	$3,949
Ground Systems - Commercial	571	1,196	3,592	3,360
Space Communication Systems	3,672	2,518	9,981	6,604
Selling, general & administrative expense	62	(528)	(1,420)	(2,793)

Total operating income	$7,096	$5,284	$21,223	$11,120

Other income (expense), net	63	460	263	1,093
Income before income tax	7,159	5,744	21,486	12,213
Provision for income tax	2,453	1,926	5,784	4,194

Net income	$4,706	$3,818	$15,702	$8,019

Asset information for our segments at June 30, 2008 and September 30, 2007 is shown in the following table.

	June 30, 2008	September 30, 2007 (1)
	(in thousands of dollars)
Total Assets:
Ground Systems - Government	$28,217	$19,745
Ground Systems - Commercial	9,243	12,212
Space Communication Systems	88,502	83,185
Corporate Support Assets	8,091	48,394
Elimination of intersegment accounts receivable	—	(27,475)

Total assets	$134,053	$136,061

(1)

Asset balances relating to the Ground Systems – Government and Ground Systems – Commercial segments have been reclassified to conform with the presentation for the nine months ended June 30, 2008. We realigned our operating segments from four segments to three segments, eliminating the Corporate segment, to conform to the way we are now internally managing our business.

11.	Income Taxes

On October 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a “more-likely-than-not” threshold for the recognition and derecognition of tax positions, providing guidance on the accounting for interest and penalties relating to tax positions, and requires that the cumulative effect of applying the provisions of FIN 48 be reported as an adjustment to retained earnings

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

or other appropriate components of equity on the opening balance sheet or net assets in the statement of financial position. We did not have any significant unrecognized tax benefits and there was no material effect on our financial condition or results of operations as a result of implementing FIN 48. During the quarter ended December 31, 2007, we recognized a $1.6 million tax credit for tax deductible research and development expenditures that were incurred in prior years. We filed amended tax returns associated with this tax credit during the quarter ended December 31, 2007.

12.	Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 157—“Fair Value Measurements.” In October 2006, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157—“Fair Value Measurements,” or SFAS 157. This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities. This standard also requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. On February 6, 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. We currently plan to adopt this standard beginning on October 1, 2008 and are evaluating the impact that this new standard will have on our financial position and results of operations.

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

SFAS No. 161 – “Disclosure about Derivative Instruments and Hedging Activities — An amendment of SFAS No. 133.” In March 2008, the FASB issued SFAS No. 161. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Currently, we do not have any derivative or hedging instruments.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Subsequent Events

On July 23, 2008, the Compensation Committee (the “Committee”) of our Board of Directors approved the grants of 612,500 options to purchase our common stock under the 2008 Stock Incentive Plan, with such options to be granted on July 29, 2008 based on the fair market value of the our common stock on that date. One-third of the options granted will vest on each of the first three anniversaries of the grant date and the options will expire on the tenth anniversary of the grant date.

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

Our recognition of revenue from sales of software products depends on specific customer requirements and the nature of the contracts involved. In accordance with SOP 97-2, “Software Revenue Recognition,” for a Software-Only Sale, we recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, our fee is fixed or determinable, and collectibility is reasonably assured. In situations where software is customized or otherwise modified and sold together with services and/or hardware, we recognize software license revenue on a percentage of completion basis.

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

Inventories

Inventory is primarily composed of raw materials that are required to support delivered product or are necessary to fulfill future customer orders. Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method of accounting. Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined. Inventories are classified as current assets as all inventories are available and necessary to support current sales, even though a portion of the inventories may not be sold within one year.

Results of Operations - Third Quarter 2008 Compared to Third Quarter 2007

	Three Months Ended June 30,
	2008 (3rd quarter 2008)	2007 (3rd quarter 2007)	Favorable (unfavorable)
	(in thousands of dollars)
Revenue:
Ground Systems - Government	$23,331	$20,388	$2,943
Ground Systems - Commercial	6,962	5,998	964
Space Communication Systems	15,554	11,477	4,077
Elimination of intersegment sales	(4,050)	(1,991)	(2,059)

Total revenue	41,797	35,872	5,925

Cost of revenue:
Ground Systems - Government	15,887	16,017	130
Ground Systems - Commercial	5,460	3,193	(2,267)
Space Communication Systems	9,062	6,837	(2,225)
Elimination of intersegment cost	(4,188)	(1,991)	2,197

Total cost of revenue	26,221	24,056	(2,165)

Gross profit:
Ground Systems - Government	7,444	4,371	3,073
Gross Margin	31.9%	21.4%
Ground Systems - Commercial	1,502	2,805	(1,303)
Gross Margin	21.6%	46.8%
Space Communication Systems	6,492	4,640	1,852
Gross Margin	41.7%	40.4%
Corporate and elimination of intersegment sales	138	—	138

Total gross profit	15,576	11,816	3,760

Gross Margin	37.3%	32.9%
Operating expense:
Ground Systems - Government	4,653	2,273	(2,380)
Ground Systems - Commercial	931	1,609	678
Space Communication Systems	2,820	2,122	(698)
Selling, general & administrative expense and intersegment sales	76	528	452

Total operating expense	8,480	6,532	(1,948)

Operating income:
Ground Systems - Government	2,791	2,098	693
Operating margin	12.0%	10.3%
Ground Systems - Commercial	571	1,196	(625)
Operating margin	8.2%	19.9%
Space Communication Systems	3,672	2,518	1,154
Operating margin	23.6%	21.9%
Selling, general & administrative expense	62	(528)	590

Total operating income	7,096	5,284	1,812

Operating margin	17.0%	14.7%
Other income (expense), net	63	460	(397)

Income before income taxes	7,159	5,744	1,415
Provision for income taxes	2,453	1,926	(527)

Net income	$4,706	$3,818	$888

Revenue

Third quarter 2008 consolidated revenue increased 16.5% from $35.9 million for the third quarter 2007 to $41.8 million for the third quarter 2008. The increase in revenue was primarily related to the following:

Ground Systems – Government revenue was $23.3 million in the third quarter 2008, an increase of $2.9 million or 14.4%, compared to $20.4 million in the third quarter 2007. The increase in revenue in this segment in the third quarter 2008 was primarily attributable to new contract work with the United States Air Force and the increase in level of effort on a large government contract during the third quarter 2008 compared to the third quarter 2007.

Ground Systems – Commercial revenue was $7.0 million in the third quarter 2008, an increase of $1.0 million, or 16.1%, compared to $6.0 million in the third quarter 2007. The increase in revenue for this segment in the third quarter 2008 was primarily attributable to revenue increases from new and existing command and control work and from contracts held by our SAT subsidiary that are near completion.

Space Communication Systems revenue was $15.6 million in the third quarter 2008, an increase of $4.1 million or 35.5%, compared to $11.5 million in the third quarter 2007. The increase in revenue for this segment in the third quarter 2008 was primarily attributable to new contracts and an increase in work scope on an existing government contract held by our RT Logic subsidiary and increases in product shipments to customers from our Lumistar subsidiary.

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

Gross profit was $15.6 million in the third quarter 2008, an increase of $3.8 million, or 31.8%, compared to $11.8 million in the third quarter 2007. The increase in gross profit in the third quarter 2008 was attributable to our Ground Systems – Government and Space Communications Systems segments.

Ground Systems – Government gross profit was $7.4 million in the third quarter 2008, an increase of $3.0 million, or 70.3%, compared to $4.4 million in the third quarter 2007. The increase in gross profit was primarily attributable to new and existing contract work with the United States Air Force. The increase in gross profit from existing contract work with the United State Air Force was primarily due to new work scope.

Ground Systems – Commercial gross profit was $1.5 million in the third quarter 2008, a decrease of $1.3 million, or 46.5%, compared to $2.8 million in the third quarter 2007. The decrease in gross profit was primarily attributable to an allowance for bad debt expense on a SAT customer and higher overhead support costs relating to an increase in head count and costs relating to product development and new business development.

Space Communication Systems gross profit was $6.5 million in the third quarter 2008, an increase of $1.9 million, or 39.9%, compared to $4.6 million in the third quarter 2007. The increase in gross profit was primarily attributable to the increase in revenue from our RT Logic and Lumistar subsidiaries.

Operating Expenses

Third quarter 2008 operating expenses increased 29.8% from $6.5 million in the third quarter 2007 to $8.5 million in the third quarter 2008. The increase was primarily attributable to higher salary and personnel related expense and professional services fees, offset by lower selling expense, primarily bid and proposal expense, and research and development (“R&D”) expenses. The increase in professional services fees related to legal fees incurred in support of the Ground Systems – Commercial and the Space Communication Systems segments international operations and higher consulting expenses.

Operating expenses in our Ground Systems – Government segment increased by $2.4 million from $2.3 million for the third quarter 2007 to $4.7 million for the third quarter 2008 principally due to an increase in the allocation of corporate expenses.

Operating expenses in our Ground Systems – Commercial segment decreased by approximately $0.7 million from $1.6 million for the third quarter 2007 to $0.9 million for the third quarter 2008, due to a decrease in the allocation of corporate expenses and a decrease in the amount of expense incurred by our SAT and Newpoint subsidiaries.

The Space Communications Systems segment’s operating expenses increased by approximately $0.7 million from $2.1 million for the third quarter 2007 to $2.8 million for the third quarter 2008. The increase was primarily attributable to higher headcount, partially offset by lower selling, general, and administrative expense, which includes bid and proposal costs, R&D expenses, and intangible amortization expense.

Corporate selling, general & administrative expenses decreased by $0.4 million from $0.5 million for the third quarter 2007 to $0.1 million for the third quarter 2008 principally due to an increase in the allocation of corporate expense.

Other income, net

Other income, net decreased by $0.4 million from $0.5 million for the third quarter 2007 to $0.1 million for the third quarter 2008, mostly as a result of lower interest income on marketable securities and overnight investments. The decrease in marketable securities was due primarily to the sale of marketable securities during the fourth quarter 2007. The proceeds from this sale were used to purchase 1,850,000 shares of our common stock in a tender offer. During the second quarter 2008, we used $23.5 million of cash to repurchase our common stock, which decreased the amount of cash available for overnight investment.

Income Tax Expense

We recorded income tax expense of $2.5 million in the third quarter 2008 and $1.9 million in the third quarter 2007. The increase in income tax expense was primarily due to an increase in taxable income. The effective tax rates for the third quarter 2008 and the third quarter 2007 were 34.3% and 33.5%, respectively.

Net Income

Net income was $4.7 million in the third quarter 2008 as compared to $3.8 million in the third quarter 2007. The increase in net income in the third quarter 2008 as compared to the third quarter 2007 was primarily related to higher operating income.

Results of Operations – Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007

	Nine Months Ended June 30,
	2008	2007	Favorable (unfavorable)
	(in thousands of dollars)
Revenue:
Ground Systems - Government	$67,517	$49,517	$18,000
Ground Systems - Commercial	21,343	17,731	3,612
Space Communication Systems	41,880	30,585	11,295
Elimination of intersegment sales	(6,781)	(5,526)	(1,255)

Total revenue	123,959	92,307	31,652

Cost of revenue:
Ground Systems - Government	48,923	39,826	(9,097)
Ground Systems - Commercial	14,007	10,381	(3,626)
Space Communication Systems	24,841	18,000	(6,841)
Elimination of intersegment cost	(6,933)	(5,524)	1,409

Total cost of revenue	80,838	62,683	(18,155)

Gross profit:
Ground Systems - Government	18,594	9,691	8,903
Gross Margin	27.5%	19.6%
Ground Systems - Commercial	7,336	7,350	(14)
Gross Margin	34.4%	41.5%
Space Communication Systems	17,039	12,585	4,454
Gross Margin	40.7%	41.1%
Corporate and elimination of intersegment sales	152	(2)	154

Total gross profit	43,121	29,624	13,497

Gross Margin	34.8%	32.1%
Operating expense:
Ground Systems - Government	9,524	5,742	(3,782)
Ground Systems - Commercial	3,744	3,990	246
Space Communication Systems	7,058	5,981	(1,077)
Selling, general & administrative expense and intersegment sales	1,572	2,791	1,219

Total operating expense	21,898	18,504	(3,394)

Operating income:
Ground Systems - Government	9,070	3,949	5,121
Operating margin	13.4%	8.0%
Ground Systems - Commercial	3,592	3,360	232
Operating margin	16.8%	18.9%
Space Communication Systems	9,981	6,604	3,377
Operating margin	23.8%	21.6%
Selling, general & administrative expense	(1,420)	(2,793)	1,373

Total operating income	21,223	11,120	10,103

Operating margin	17.1%	12.0%
Other income (expense), net	263	1,093	(830)

Income before income taxes	21,486	12,213	9,273
Provision for income taxes	5,784	4,194	(1,590)

Net income	$15,702	$8,019	$7,683

Revenue

Consolidated revenue for the nine months ended June 30, 2008 increased 34.3% from $92.3 million for the nine months ended June 30, 2007 to $124.0 million for the nine months ended June 30, 2008. The increase in revenue was primarily related to the following:

Ground Systems – Government revenue was $67.5 million for the nine months ended June 30, 2008, an increase of $18.0 million, or 36.4%, compared to $49.5 million for the nine months ended June 30, 2007. The increase in revenue in this segment for the nine months ended June 30, 2008 was primarily attributable to the up-front delivery of licenses under the GPS OCX (Next Generation Control Segment) contract with Northrop Grumman Corporation, which was awarded during the first quarter 2008, the increase in level of effort on two large government contracts for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007 and revenue increases from our contracts relating to National programs. The increase in level of effort on one of the large government contracts was related to the acceleration of timing of work performed at the request of the customer and new work scope.

Ground Systems – Commercial revenue was $21.3 million for the nine months ended June 30, 2008, an increase of $3.6 million, or 20.4%, compared to $17.7 million for the nine months ended June 30, 2007. The increase in revenue for this segment for the nine months ended June 30, 2008 was primarily attributable to revenue increases from new command and control work and from several government contracts held by our SAT subsidiary that are near completion, partially offset by decreases in the level of effort during the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007 with respect to several command and control contracts.

Space Communication Systems revenue was $41.9 million for the nine months ended June 30, 2008, an increase of $11.3 million, or 36.9%, compared to $30.6 million for the nine months ended June 30, 2007. The increase in revenue for this segment for the nine months ended June 30, 2008 was primarily attributable to new contracts, an increase in work scope on an existing government contract held by our RT Logic subsidiary and increases in product shipments to customers from our Lumistar subsidiary.

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

Gross profit was $43.1 million for the nine months ended June 30, 2008, an increase of $13.5 million, or 45.6%, compared to $29.6 million for the nine months ended June 30, 2007. The increase in gross profit for the nine months ended June 30, 2008 was attributable to our Ground Systems – Government and Space Communications Systems segments.

Ground Systems – Government gross profit was $18.6 million for the nine months ended June 30, 2008, an increase of $8.9 million, or 91.9%, compared to $9.7 million for the nine months ended June 30, 2007. The increase in gross profit was primarily attributable to the GPS OCX (Next Generation Control Segment) contract, which included $2.4 million of license revenue. There are minimal costs associated with the sale of licenses due to the minimal incremental costs to produce them. In addition, gross profit increased during the nine months ended June 30, 2008 due to increases in revenue from a large government contract and National programs and an increase related to the completion of a Civilian program during the first quarter 2008, earlier than anticipated.

Ground Systems – Commercial gross profit was $7.3 million for the nine months ended June 30, 2008, a slight decrease compared to $7.4 million for the nine months ended June 30, 2007. The slight decrease in gross profit was primarily attributable to a reserve for bad debt expense on a SAT customer and higher overhead support costs relating to an increase in head count and costs relating to product development and new business development, partially offset by increases in revenue from new command and control work and our SAT subsidiary.

Space Communication Systems gross profit was $17.0 million for the nine months ended June 30, 2008, an increase of $4.4 million, or 35.4%, compared to $12.6 million for the nine months ended June 30, 2007. The increase in gross profit was primarily attributable to the increases in revenue in that segment.

Operating Expenses

Operating expenses for the nine months ended June 30, 2008 increased 18.3% from $18.5 million for the nine months ended June 30, 2007 to $21.9 million for the nine months ended June 30, 2008. The increase was primarily attributable to higher salary and personnel related expense, professional services fees, and R&D expense, offset by lower selling expense, primarily bid and proposal expense. The increase in professional services fees related to legal fees incurred in support of the Ground Systems – Commercial and the Space Communication Systems segments international operations and higher consulting expenses.

Operating expenses in our Ground Systems – Government segment increased by $3.8 million from $5.7 million for the nine months ended June 30, 2007 to $9.5 million for the nine months ended June 30, 2008 principally due to an increase in the allocation of corporate expenses.

Operating expenses in our Ground Systems – Commercial segment decreased by approximately $0.3 million from $4.0 million for the nine months ended June 30, 2007 to $3.7 million for the nine months ended June 30, 2008 principally due to a decrease in the allocation of corporate expenses.

The Space Communications Systems segment’s operating expenses increased by approximately $1.1 million from $6.0 million for the nine months ended June 30, 2007 to $7.1 million for the nine months ended June 30, 2008. The increase was primarily attributable to higher R&D expense and salary and related expenses, partially offset by lower selling, general, and administrative expense, which includes bid and proposal costs, and intangible amortization expense.

Corporate selling, general & administrative expenses decreased by $1.2 million from $2.8 million for the nine months ended June 30, 2007 to $1.6 million for the nine months ended June 30, 2008 principally due to high legal costs incurred during the nine months ended June 30, 2007 associated with the previously disclosed SEC investigation and due diligence expenses associated with the previously announced exploration of strategic alternatives, offset by higher allocation of corporate expenses.

Other income, net

Other income, net decreased by $0.8 million from $1.1 million for the nine months ended June 30, 2007 to $0.3 million for the nine months ended June 30, 2008, mostly as a result of lower interest income on marketable securities and overnight investments. The decrease in marketable securities was due primarily to the sale of marketable securities during the fourth quarter 2007. The proceeds from this sale were used to purchase 1,850,000 shares of our common stock in a tender offer. During the second quarter 2008, we used $23.5 million of cash to repurchase our common stock, which decreased the amount of cash available for overnight investment.

Income Tax Expense

We recorded income tax expense of $5.8 million for the nine months ended June 30, 2008 and $4.2 million for the nine months ended June 30, 2007. Included for the nine months ended June 30, 2008 income tax expense is a $1.6 million tax credit for tax deductible research and development expenditures that were incurred in prior years. We have filed amended tax returns associated with this tax credit. Tax expense, net of this tax credit, was $7.4 million for the nine months ended June 30, 2008. The increase in income tax expense was primarily due to an increase in taxable income. The effective tax rates, net of this credit for the nine months ended June 30, 2008 and the first quarter of 2007 are 34.4% and 34.3%, respectively.

Net Income

Net income was $15.7 million for the nine months ended June 30, 2008 as compared to $8.0 million for the nine months ended June 30, 2007. The increase in net income for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007 was primarily related to higher operating income and the R&D tax credit.

Backlog

We ended the nine months ended June 30, 2008 with a backlog of approximately $227.7 million as compared to $250.5 million at the end of fiscal 2007. Many of our contracts are multi-year contracts and contracts with option years, and portions of these contracts are carried forward from one year to the next as part of our contract backlog. Our total contract backlog represents management’s estimate of the aggregate unearned revenues expected to be earned by us over the life of all of our contracts, including option periods. Because many factors affect the scheduling of projects, we cannot predict when revenues will be realized on projects included in our backlog. In addition, although contract backlog represents only business where we have written agreements with our customers, it is possible that cancellations or scope adjustments may occur.

Liquidity and Capital Resources

We have been routinely profitable on an annual basis and have generally financed our working capital needs through funds generated from income from operations, supplemented by borrowings under our general line of credit facility with a commercial bank when necessary.

For the nine months ended June 30, 2008, operating activities provided us with $6.1 million of cash, primarily as a result of net income, depreciation and amortization, and accrued expenses. Partially offsetting our cash from operations were higher cost and estimated earnings in excess of billings on uncompleted contract balances, accounts receivable, income tax receivable and inventory and lower accounts payable and billings in excess of revenue for contracts in progress balances. We invested $3.4 million to purchase fixed assets (principally leasehold improvements and new computers and equipment), and we received $0.2 million in net proceeds from the sale of marketable securities. Our financing activities included the use of $23.5 million in cash to repurchase our common stock, and we received $4.7 million in proceeds from the issuance of common stock upon exercise of stock options.

For the nine months ended June 30, 2007, operating activities provided $4.8 million of cash, primarily as a result of net income, depreciation and amortization, higher billings in excess of revenue for contracts in progress balances, and lower accounts payable. Partially offsetting our cash from operations were higher accounts receivable, cost and estimated earnings in excess of billings on uncompleted contract balances, income taxes payable, accrued expenses, and inventories. We invested $1.2 million to purchase fixed assets (principally leasehold improvements and new computers and equipment), $0.9 in building construction, and $1.0 million to purchase marketable securities. Our financing activities included the use of $3.5 million in cash to pay dividends and repurchase common stock and we received proceeds of $4.4 million from the issuance of common stock upon exercise of stock options.

We have a credit agreement that permits unsecured borrowing up to $25.0 million, including a sub-facility of $10 million for the issuance of letters of credit. Any borrowings under the facility will accrue interest at the one-month London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 1.5% to 2.4% depending on our ratio of funded debt to earnings before interest, taxes and depreciation (“EBITDA”). We are required to pay a fee on the undrawn amount of the facility from time to time, at a rate of 0.20% to 0.25% per annum, depending on our ratio of funded debt to EBITDA, and payable quarterly. The credit agreement has certain financial covenants, including the maintenance of a maximum ratio of funded debt to EBITDA of 2.5 to 1.0 and a minimum fixed charge coverage ratio of 1.25 to 1, and expires on December 31, 2010. The credit agreement contains customary covenants, including affirmative covenants that require, among other things, certain financial reporting by us, and negative covenants that, among other things, restrict our ability to incur additional indebtedness, incur encumbrances on assets, reorganize, consolidate or merge with any other company, and make acquisitions and stock repurchases. The credit agreement also contains customary events of default, including a cross-default to other indebtedness by us. Failure by us to comply with such covenants, or the occurrence of any other event of default, could result in the acceleration of any loans or other financial obligations of ours under the credit agreement and the termination of the facility. The availability of loans and letters of credit under the facility is subject to customary conditions, including the material accuracy of certain representations and warranties by us and to no default continuing under the credit agreement. At June 30, 2008, we had no amounts outstanding under the line of credit.

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

On June 6, 2008, we entered into a material Lease Agreement with Corporate Office Properties Trust (“COPT”). This newly leased property, which is located at 6721 Columbia Gateway Drive in Columbia, Maryland, will be used for our corporate headquarters. We intend to relocate our corporate headquarters from its current location at 5000 Philadelphia Way, Lanham, Maryland in the first or second quarter of calendar year 2009. The lease term is for eleven years; the facility is approximately 131,450 square feet and has an initial $28 per square foot annual lease cost, with annual escalations of approximately 2.75% to 3.00%. COPT has provided for $7.4 million in allowances for costs to build out this facility to our specifications and will reimburse us $2.1 million relating to the remainder of our existing lease on the Lanham, Maryland facility, which approximates the rent obligation for our Lanham, Maryland facility for approximately two years. We intend to sublease the Lanham facility for the remainder of the lease term and estimate that there will be no loss from the sublease.

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

Changes in Internal Control Over Financial Reporting.

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation of any changes in our internal control over financial reporting that occurred during our third quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This evaluation was carried out under the supervision and with the participation of our management, including the chief executive officer and chief financial officer. Based upon that evaluation, we concluded that there was no change in our internal control over financial reporting during this period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2004, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with LJT & Associates, Inc. (“LJT”) to sell all assets of our antenna division. LJT filed an action against us on December 8, 2006 in the circuit court for Howard County, Maryland, seeking unspecified damages for the alleged wrongful hiring of a former LJT employee by us. LJT claimed that we breached our Asset Purchase Agreement as well as the employee’s employment agreement, and LJT claimed that we conspired to and did misappropriate some of LJT’s trade secrets. LJT subsequently claimed in correspondence with us that we would be liable to them for damages in excess of $1,000,000 and LJT would seek to recoup attorneys’ fees incurred in supporting this claim. On January 14, 2008, we agreed to settle this claim for a sum of $98,000 and to forgive a note receivable due from LJT in the amount of $67,000. As a result, we are no longer subject to any further obligation relating to this action.

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

A description of our risk factors can be found in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2007. There were no material changes to those risk factors during the nine months ended June 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Financial Statement Schedules

Index to Exhibits

3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006 and as supplemented by Articles Supplementary of the Company dated February 13, 2007. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Commission on May 10, 2007).

3.2	Amended and Restated Bylaws of the Company, as amended by Amendments No. 1, 2, 3, and 4 to the Amended and Restated By-laws of Integral Systems, Inc. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the Commission on September 20, 2007).

10.01+	Amended Employment Agreement between Jeffrey A. Rosolio and the Company, effective as of April 30, 2008. (filed herewith).

10.02+	Amended Employment Agreement between William M. Bambarger and the Company, effective as of April 30, 2008. (filed herewith).

10.03	Lease agreement dated June 6, 2008, between Integral Systems, Inc. and Corporate Office Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2008).

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 7, 2008.

INTEGRAL SYSTEMS, INC.

By:	/s/ WILLIAM M. BAMBARGER, JR.
William M. Bambarger, Jr.
Chief Financial Officer and Treasurer,
Principal Accounting Officer

By:	/s/ HEMI G. LEE-GALLAGHER
Hemi G. Lee-Gallagher
Corporate Controller

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006 and as supplemented by Articles Supplementary of the Company dated February 13, 2007. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Commission on May 10, 2007).

3.2	Amended and Restated Bylaws of the Company, as amended by Amendments No. 1, 2, 3, and 4 to the Amended and Restated By-laws of Integral Systems, Inc. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the Commission on September 20, 2007).

10.01+	Amended Employment Agreement between Jeffrey A. Rosolio and the Company, effective as of April 30, 2008. (filed herewith).

10.02+	Amended Employment Agreement between William M. Bambarger and the Company, effective as of April 30, 2008. (filed herewith).

10.03	Lease agreement dated June 6, 2008, between Integral Systems, Inc. and Corporate Office Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2008).

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management or compensatory plan or arrangement