Form 10-K
period 2008-09-30
INTEGRAL SYSTEMS INC /MD/
filed 2008-12-24
CIK 718130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

or

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

None

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☑

Indicate by a check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer  ☐    Accelerated filer  ☑     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on March 31, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ National Market System, was approximately $246.2 million. Shares of common stock held by each officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This amount is provided only for purposes of this report on Form 10-K and does not represent an admission by the Registrant or any such person as to the status of such person.

As of December 17, 2008, the Registrant had issued and outstanding 17,250,334 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed within 120 days after the Registrant’s fiscal year ended September 30, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Forward-Looking Statements

Certain of the statements contained in the Business section and in other parts of this 10-K, including “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including those under the headings “Fiscal 2009 Outlook” and “Liquidity and Capital Resources”, are forward looking. In addition, from time to time, Integral Systems, Inc., a Maryland corporation (the “Company”, “we”, “us”, “our”), may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “believe”, “expect”, “anticipate”, “estimate”, “continue”, or other similar words, including but not limited to statements as to the intent, belief, or current expectations of the Company and its directors, officers, and management with respect to our future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. The future results indicated, whether expressed or implied, may not be achieved. Our actual results may differ significantly from the results discussed in the forward-looking statements. While we believe that these statements are and will be accurate, a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our statements. Our business is dependent upon general economic conditions and upon various conditions specific to us and to our industry and future trends cannot be predicted with certainty. Particular risks and uncertainties that may affect our business, other than those described elsewhere herein, include the risk factors described in “Item 1A. Risk Factors.” When considering the forward-looking statements in this Form 10-K, you should keep in mind the risk factors and other cautionary statements set forth herein.

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

•	A significant portion of our revenue is derived from contracts or subcontracts funded by the U.S. government and is subject to the budget and funding process of the U.S. government.

•	Our contracts and subcontracts are typically subject to termination without cause.

•

Our contracts and subcontracts that are funded by the U.S. government are subject to U.S. government regulations and audits which include the acceptance of our reimbursable rates relating to overhead and selling, general and administrative expenses.

•	Our contracts and subcontracts that are funded by the U.S. government are subject to a competitive bidding process that may affect our ability to win contract awards or renewals in the future.

•	We enter into fixed-price contracts that could subject us to losses in the even that we have cost overruns.

•	Our contracts and subcontracts are subject to competition, strict performance and other requirements.

•	The incoming federal administration may reduce aerospace and defense spending, which could affect us adversely.

•	Intense competition in the satellite ground system industry could affect our future financial performance.

•	We are subject to risks associated with our strategy of acquiring or merging with other companies.

•	We may be exposed to product liability or related claims with respect to our products.

•	Our products may become obsolete due to rapid technological change in the satellite industry.

•	Our business is subject to risks associated with international transactions.

•	Our business is dependent on the availability of certain components and raw materials that we buy from suppliers.

•	We depend upon attracting and retaining a highly skilled professional staff.

•	We depend on the services of our key personnel.

•	We depend upon intellectual property rights and risk having our rights infringed.

•	The estimated backlog under our contracts is not necessarily indicative of revenues that will actually be realized under the contracts.

•

U.S. government regulations require us to inform the government whenever we have credible evidence of a violation of certain federal criminal laws or a violation of the civil False Claims Act in connection with our government contracts and subcontracts.

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

•

We currently are subject to a formal Securities and Exchange Commission (“SEC”) investigation and a related NASDAQ inquiry, which could require significant management attention and legal resources and could have a material adverse effect on us.

PART I

ITEM 1.	BUSINESS

Company Overview

Integral Systems, a Maryland corporation, provides complex solutions for satellite command and control, integration and test, data processing, signals analysis, and flight simulation. We design, develop, and integrate sophisticated solutions and provide services related to satellite ground systems and other communications and networking equipment. We believe that our integration capability is unique, as we have developed and own the key technologies used in our solutions. By controlling the pivotal technologies, we believe that we are able to provide solutions at significantly lower risk and cost on accelerated schedules as compared to our competitors. Since our founding in 1982, we have supported more than 200 different satellite missions for both commercial and government customers who perform communications, science, meteorology, and earth resource applications and our systems are fielded worldwide. Integral Systems’ state of the art technology, algorithms, signals processing and integration processes are based on a commercial model that we have used to bring efficiencies into the government market, which is now our largest source of revenue. We believe that our blend of commercial and government customers, mature systems integration methodologies, and mix of software and hardware products positions us for sustained growth.

We are organized and report financially in three operating segments: Government Systems, Commercial Systems and Space Communications Systems.

Government Systems—provides ground systems products and services to the U.S. Federal Government. It is currently our largest segment in terms of revenue and consists of our core command and control business for government applications. Its primary customer is the U.S. Air Force.

Commercial Systems—provides ground systems products and services to commercial enterprises and international organizations. It consists of our core command and control business for commercial applications and three of our wholly-owned subsidiaries.

•

SAT Corporation (“SAT”) and Newpoint Technologies, Inc. (“Newpoint”) offer complementary ground systems components and systems. These include turnkey systems, hardware and software for satellite and terrestrial communications signal monitoring, network and ground equipment monitoring, and control and satellite data processing.

•

Integral Systems Europe S.A.S. (“ISI Europe”), our wholly-owned subsidiary in Toulouse, France, serves as the focal point for the support of all of our European business. ISI Europe pursues ground systems business in Europe and Africa for command and control, signal monitoring, and network management using our products.

Space Communications Systems includes our wholly-owned subsidiary, Real Time Logic, Inc. (“RT Logic”), and Lumistar, Inc. (“Lumistar”), a wholly-owned subsidiary of RT Logic. RT Logic designs and builds satellite communications equipment and systems, primarily for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories, and military range operations. Lumistar provides system level and board level telemetry products.

Our structure allows us to address a wide variety of customer needs from complete turn-key installations to targeted technology insertions into existing systems. This provides us with the ability to capture margins at each point in the value chain—from products to solutions—driving a consolidated margin that we believe is higher than traditional system integrators.

During the first quarter of 2008, we realigned our operating segments from four segments to three segments, eliminating the Corporate segment, to be in line with the way we are now internally managing our business. Prior period results have been reclassified to conform to the 2008 segment presentation. See Note 15 to the Notes to Consolidated Financial Statements for the reclassification of the corresponding information for the earlier periods due to the reportable segment reclassification.

Industry Background

Integral Systems primarily derives its revenues from customers in the aerospace and defense industry and, to a lesser extent, customers in other industries such as telecommunications and media. The aerospace and defense community is comprised of major government operations (including defense, civil, and homeland security) and large-scale commercial operators including satellite operators, communications companies and other media companies.

The space-related market continues to grow. According to The Space Report 2008: The Authoritative Guide to Global Space Activity, published by the Space Foundation, estimated global space-related revenue from government and private sources exceeded $250 billion in 2007, reflecting approximately an 11% growth over 2006. We provide products, systems, and services to address the infrastructure needs of this market, primarily for ground stations and terrestrial equipment. The estimated global ground station and equipment revenue market exceeded $30 billion in 2007 according to that report. Our commercially available products are at the core of all of the systems that we provide to this market. Our software and hardware products have led the way in driving down the acquisition and support costs for the systems that we deliver. We believe that we are well positioned to expand our product and service offerings into other areas of the satellite ground systems infrastructure.

Our Solutions

Our satellite ground systems products, systems, and services include low-cost, efficient, flexible satellite operations systems, signal monitoring systems, network management systems, and radio frequency (“RF”) to Ethernet signal processing equipment and systems. The principal characteristics of our approach are as follows:

Product Based Approach. We have developed a comprehensive suite of commercially available products to address the satellite ground systems infrastructure market. We sell those products to systems integrators and end users. These products also provide the core around which we build all of our systems. We then further enhance our core products to provide additional capability to meet our customers’ unique requirements. Our hardware products are almost all software defined, field programmable gate array (“FPGA”) based products that can be customized through FPGA firmware development. Our software products have an Application Programming Interface (“API”) that allows mission-unique features to be added to the system to satisfy any remaining requirements for the delivered system. We believe that this approach allows an initial capability to be implemented rapidly, reducing risk and cost for the program, and allowing system requirements to be fulfilled with minimum custom software development. We also offer our customers software support on our software products.

Comprehensive Satellite Operations Ground Systems. Our products range from RF converters to the software that drives the satellite operator’s consoles. We believe that our range of products enables us to provide the complete ground system solution for satellite operations. Our products include products for real-time satellite control and monitoring, off-line data trending, orbit analysis, database configuration, and satellite communications. Our real-time products perform daily and routine satellite operations, including commanding, telemetry processing, and fault detection and correction. Our off-line data trending products support sustaining engineering functions, including trending and statistical analysis of data archived by the real-time system. Our orbit analysis products perform orbit determination and prediction functions to monitor and control the position of a satellite in space. Our database products define the telemetry and command characteristics and the desired orbital elements and tolerances for each satellite, which drives the real-time telemetry and commanding software. Our satellite communications products perform the complete RF to data bits signal processing for commanding, telemetry processing, and ranging operations.

Software Defined Signal Processing Systems. Our signal processing systems provide a wide range of processing functions for satellite, flight-test and launch range customers by utilizing FPGA based algorithms. These include modulation/demodulation, mission telemetry processing, commanding, ranging, signal monitoring and channel simulation. Similarly our network-based solutions provide signals over IP (“SIGoIP”), multiplexing, switching and remote site interoperability. Algorithms used for data processing include decoding, synchronization, formatting, digital/analog recording and playback, and cryptographic device interoperability. We believe that our ability to tailor these software defined products allows for rapid, low risk/cost delivery to customers. We also believe that the modular nature of these products provides the ability to provide a complete solution for a new ground station or a targeted upgrade of existing infrastructure. Further, we believe that our customers benefit from low life-cycle cost as fielded algorithms are easily modified to meet future mission changes.

Network Management Systems. We believe that we have developed a complete solution for managing and controlling ground station and hybrid network equipment. Our hardware element managers interface directly with ground processing and network equipment to gather status information and provide the channel for controlling the equipment. The element managers are controlled by our network management software which provides graphical representations of the ground and hybrid networks to show the status of equipment and communication links. Our network management systems are used in satellite ground stations, media broadcast stations, telecommunication networks, and oil and gas pipeline monitoring.

Signal Monitoring Systems. We provide satellite and terrestrial communications monitoring systems to detect, characterize, and identify interference and unauthorized users on those links. Our systems are also used by satellite operators worldwide to monitor the quality of the communications links they provide. Signal degradation can cost our customers significant amounts of lost revenue if their communications links do not provide the quality required by their service agreements. Interference is often a cause of signal quality degradation. Our systems operate autonomously to continuously sweep through the communications signal spectrum looking for interferers and unauthorized users on those links. Our systems are used to quickly detect, characterize, and identify the potential source of the interference. We provide a complete networked solution for our customers to allow them to place components of our system at remote unmanned sites to monitor the signals in view of those sites. The data gathered at the remote sites is passed back to a control center where it can be displayed and analyzed by the system and its operators.

Systems Integration and Processes. We have the ability to integrate and deliver turnkey satellite ground systems and can rapidly assemble the requisite hardware and software components needed for the ground systems, since in many cases the products required are built by us or by our subsidiaries. This ensures that our products are easily integrated, are proven, and are supportable as a system. We have extensive software development expertise, satellite procedure development expertise, and testing expertise to support our ability to deliver turnkey systems. We have government programs management expertise, management processes, including an Earned Value Management System (“EVMS”) capability, and technical development processes that enable us to perform programs for the U.S. government.

Our Strategy

We provide satellite command and control systems, signal monitoring systems, and satellite signal processing systems for a wide variety of satellites and range systems. We intend to continue growing and integrating these core lines of business. Simultaneously, we are investing in new business and technology development and looking for potential future acquisitions to add additional growth capacity for government classified programs, unmanned aerial and surface programs, satellite payload programs, and other communications, control, and telemetry programs. Primary elements of our strategy include:

Commercial Product Based Solutions. Our strategy is to develop, acquire, or partner with other companies to acquire commercial products that complement our ground systems solutions. Commercial product-based solutions lower acquisition and sustainment costs for our customers, while reducing the time it takes to deliver a system. Accordingly, we have been able to drive down the price point for command and control systems by a factor of 10 since we entered the market with our commercial solution 15 years ago. We believe that this approach has enabled us to be a significant player in the commercial market and to gain a significant entry into the U.S. Air Force market with our Command and Control System—Consolidated (“CCS-C”) contract win, described below. We have seen increased acceptance by the U.S. government for our commercial based systems. We anticipate this trend will continue as military and government budgets become tighter and program offices look for lower cost alternatives.

Development or Acquisition of Additional Products. It is our strategy to continue to develop products that have applications in both the government and commercial markets. We apply significant product development resources to enhance our products as well as develop new products. We continually look to acquire new products in the market as we endeavor to enhance strategically our product offerings in order to enable us to compete for larger programs and provide more complete systems solutions built around our products for our customers.

Technological Leadership. We intend to continue to commit substantial resources to further develop the next generation of our commercial off-the-shelf (“COTS”) software and programmable hardware products upon which all of our delivered systems are built. In addition, because the satellite infrastructure industry increasingly requires that industry standards be met, we intend to adhere to existing and future industry standards and to participate in the further development of such standards.

Strategic Alliances and Partnerships. In addition to our own development and marketing organization, we have and intend to continue establishing partnerships with select third parties to assist us in integrating successfully our software products, implementing our command and control systems, expanding our system solution offerings, and developing new customer relationships.

Integration with Complementary Products. We believe that our ability to offer command and control software products that can integrate seamlessly with most satellite types and ground system components is a key competitive advantage. We also integrate our products with commonly used satellite signal processing hardware to provide a complete COTS solution and with complementary products, including visualization tools, geolocation software, and other support software solutions in order to seek to maintain a competitive advantage and to provide maximum flexibility for our customers.

Sales, Support, Service, and Marketing Organizations. We currently sell and support our software and systems through direct sales to satellite operators and systems integrators in North America, Europe, and Asia. From our headquarters in Lanham, Maryland and each subsidiary location, we perform worldwide marketing, sales and services, including direct marketing efforts with U.S. government organizations to capitalize on the growing acceptance of COTS solutions. Through our wholly-owned subsidiary, ISI Europe, we provide sales, marketing, support, and engineering services to the European market.

Professional Services Capabilities. We believe that providing comprehensive services and a high level of customer support is critical to our ability to maintain a leading position in command and control systems and to expand into new markets. We provide professional service offerings in areas such as hardware testing, pre- and post-sale hardware/software support, quality assurance, project installation management, satellite procedure development, mission unique development, and training. We believe that our ISO 9001:2000 processes help to ensure consistent delivery of high quality products and services.

Our Products

Most of our revenue involves a combination of COTS software and hardware products together with custom development services for mission-specific requirements and systems integration as summarized below. We believe that we are well positioned in the industry to offer full-function ground systems, utilizing products from our RT Logic, Newpoint, SAT, and Lumistar subsidiaries.

Command and Control Software. EPOCH IPS, our COTS software product solution for satellite command and control is designed to operate a variety of satellites with minimum personnel. We believe that EPOCH IPS’s success has placed us at the forefront of replacing antiquated satellite control centers with more efficient systems that can operate multiple satellites produced by many manufacturers. EPOCH IPS’s open architecture, in combination with a graphical user interface and automated monitoring and control features, allows operators to monitor and control both their satellites and ground systems.

The EPOCH IPS product line includes the EPOCH T&C Server and EPOCH Client for satellite control and telemetry monitoring, OASYS for satellite orbital analysis, Archive Manager for telemetry data archive and trending, and EPOCH Web Server to provide access to real-time and historical satellite data via the internet. The Task Initiator product provides automation capabilities to automatically execute scheduled or event-initiated tasks. The EPOCH Triggers product provides for automated execution of system actions based on preprogrammed conditions.

All of these products combine to provide the complete infrastructure needed to operate a satellite. We have integrated the operation of these products to reduce the system integration time and the software development often needed when combining products from different vendors. This has allowed us to reduce our program development costs and systems delivery schedules for programs recently delivered and for future programs.

Signal Monitoring. Our wholly-owned subsidiary SAT offers a range of software products and turnkey systems for communications signal monitoring, including MONICS, a family of scalable products from single site to fully networked multi-site systems for satellite transponder monitoring and interference detection, SAT-DSA, a stand alone interference detection and analysis tool for satellite transponder monitoring and SIGMON, a turnkey system for monitoring and detecting terrestrial communications, signals, and interference.

Equipment Monitoring and Control. Our wholly-owned subsidiary Newpoint offers an integrated suite of products primarily for commercial users, including communications satellite operators, communications satellite users, and general-purpose telecommunications companies. Newpoint has two flagship products: (1) COMPASS, which provides distributed monitoring and control of networked communications systems, and (2) MERCURY, a rack-mountable smart box that provides monitoring and control of local network nodes and their associated ground equipment.

Telemetry, Command and Military Range Processing. Our wholly-owned subsidiary RT Logic offers a comprehensive set of products for satellite ground systems. The product line offers programmable hardware modules, firmware-based algorithms, and common software architecture. The suite of TELEMETRIX products supports telemetry processing, commanding, ranging, and remote site interfaces for a variety of applications, including tracking stations, control centers, spacecraft and payload integration, and launch range operations. The T500 and T501 products are used in satellite control centers to process the satellite telemetry and command links. The T400, T70/70, and T720HDR products are used at satellite ground stations to receive/transmit the satellite links. The T400 product line also supports specialized signal processing and simulation applications.

Our indirect wholly-owned subsidiary Lumistar offers a wide selection of products that process telemetry down-links for the flight test, airborne, and satellite ground station markets. These include board-level and system-level products for frequency conversion, receiving, diversity combination, modulation/demodulation, bit/ frame synchronization, simulation, and test transmitters. Lumistar also incorporates extensive third-party software into their products from board-level drivers to system-level control of device parameters allowing for the efficient integration of our products into larger applications.

Development Services and Systems Integration

We provide services to support mission-specific requirements for both government and commercial customers. Many of our ground systems contracts have a service component. Depending on the application, the services may include development of software applications to interface to and augment the COTS software products, integration of third-party hardware and software, and/or custom software development. We also provide post-delivery warranty and maintenance service for most of our standalone and turnkey systems. We believe that our expertise and experience in satellite systems and operations, computer software and hardware, engineering/mathematical analysis, and end-user applications allow us to provide ground systems that exceed traditional expectations on system performance, cost, and implementation schedule. Our experience, together with our innovative COTS software products and software tools, can reduce the risks of delays and cost overruns and lead time associated with ground systems development.

Our Customers

In general, there are four major applications for satellites: communications; military; remote sensing; and scientific research. We have customers in each of these areas and believe that the combination of our proven COTS software products and our strength as a systems integrator positions us well to serve as a total solutions provider for all of these applications.

Commercial Communications Satellites. We provide satellite command and control products for a variety of communications satellites. One of the principal advantages that our EPOCH products offer in the commercial sector is the ability to operate fleets of satellites from multiple vendors. We believe that this capability allows operators to reduce costs by consolidating their control centers and using a single software package to operate their satellite fleet. We also provide payload monitoring systems and software to satellite operators for monitoring quality of service and identification of interfering signals. Our ground equipment monitor and control software is also used by satellite operators to control the ground equipment in the control center and remote equipment sites. We also provide satellite signal processing hardware, primarily for military systems, to process satellite signals to/from command and control systems.

Our products are currently used to operate communications satellites from most of the major satellite manufacturers, including Boeing, Lockheed Martin, Space Systems Loral, Orbital Sciences, EADS, and Alcatel. Our fixed satellite service provider customers include Intelsat, SES, Protostar, Echostar, Loral Skynet, Shin Satellite, Measat, Asiasat, SatMex, Orbital Sciences, Optus, Worldspace, Sirius Satellite Radio, JSAT Corporation and B-SAT Corporation and others. All of these operators have purchased our products to operate all or part of their fleets of geosynchronous Earth orbit (“GEO”) communications satellites.

Military Applications. We are a leading provider of command and control products for U.S. military communications satellites and provide ground systems software and equipment for multiple U.S. Department of Defense (“DoD”) programs. Our products are used extensively in U.S. Air Force and U.S. Navy satellite control systems. Our customers include multiple aerospace prime contractors such as Lockheed Martin Corporation, Boeing Satellite Systems, Honeywell International, Inc., Northrop Grumman, and Raytheon Company. These customers subcontract to us to provide a portion of their solution or they purchase our products and then integrate them into satellite ground systems that they are delivering to the U.S. government.

We also sell directly to the DoD. The U.S. Air Force is our largest single customer, providing 53% of our 2008 consolidated revenues through prime contracts or subcontracts. We are the prime contractor with the U.S. Air Force Space and Missiles System Center (“SMC”) for the CCS-C contract to upgrade the U.S. Air Force’s satellite command and control system for its DSCS, Milstar, Advanced EHF, and Wideband Gapfiller satellites. In addition, we are the prime contractor for a contract with SMC, on behalf of the U.S. Air Force, Air Force Space Command, for the first developmental step (Block 10) of the Rapid Attack Identification, Detection, and Reporting System (“RAIDRS”) program.

Our products support the processing of telemetry, commanding, and ranging data, performing generation, and reception of the RF links to and from on-orbit satellites. In addition, our products are used to receive telemetry data from the space lift ranges during the launch of military satellites and to test satellites at the place of manufacture.

Remote Sensing and Meteorology. We build command and control systems as well as payload and image data processing systems for meteorological satellites. Since our inception, we have provided ground systems for the U.S. National Oceanic and Atmospheric Administration (“NOAA”), including both their Geostationary Operational Environmental Satellite (“GOES”) and Television Infrared Observational Satellite (“TIROS”) programs. Our systems support mission operations, instrument data processing, simulation and flight software validation, and constitute the complete command and control system for the U.S. Air Force Defense Meteorological Satellite Program (“DMSP”), whose operations were transitioned to civilian control under NOAA’s aegis.

High-performance ground systems are required to support earth resource satellites that provide military and civilian customers with accurate image data. We provide such command and control subsystems to Space Imaging/EOSAT and other operators.

Scientific Research. We support a variety of diverse and complex scientific missions and were selected by The Johns Hopkins University (“JHU”) Applied Physics Laboratory (“APL”) to support the first National Aeronautics and Space Administration (“NASA”) Discovery Mission, the Near Earth Asteroid Rendezvous Program (“NEAR”). NEAR was the first in a series of low-cost, small-planet exploratory missions designed to gather data about asteroids in the solar system. APL chose us to provide our command and control products for the Timed, Contour, Stereo and Messenger, and Horizon science satellites. Our EPOCH IPS products formed the core of the mission’s command and control ground systems and also supported the spacecraft integration and test (“I&T”).

The National Space Program Office (“NSPO”) for the Republic of China selected us to provide a complete multi-mission command and control system for their ROCSAT series of satellites. We also support small satellite missions in the United States such as Orbital Sciences Corporation’s SeaStar and Microlab programs.

Strategic Growth Initiatives

Management has developed a strategic growth program keyed both to growing our core satellite ground station command and control and associated RF and digital communications businesses and to adding new capabilities and applications by acquiring specifically targeted product and development-oriented companies. Our growth program envisions expanding the footprint of the satellite ground station to include such areas as space and ground situational awareness, SATCOM systems and networks, unmanned aerial vehicle (“UAV”) communication links, satellite payload control, mission planning, satellite communication networks, and others.

Marketing

During 2008, we established a consolidated business development team consisting of senior technical and leadership resources to better coordinate the continuing activities of our operations-based and program-oriented marketing program, while developing and implementing a strategic growth program. As noted in “Item 1. Business—Strategic Growth Initiatives”, we have embarked on a strategic growth program keyed to growing our core satellite ground station command and control and associated RF and digital communications businesses and to adding new capabilities and applications by acquiring specifically targeted product and development-oriented companies.

We will continue to engage senior management, business area managers, and senior technical staff to develop and execute marketing plans, prepare and present proposals, collect marketing information dealing with current and future programs at existing and potential customers, and develop a network of industry marketing contacts through contract performance, informal briefings, participation in industry organizations and through published literature, industry-client and multi-client studies.

To complement our enhanced marketing efforts and strategic growth planning, we entered into an agreement with a public relations firm to organize and implement a continuous public relations program to ensure that our vision and strategic growth initiatives, together with current operating program successes and achievements, are effectively communicated and highlighted to our shareholders, our employees, our customers, the industry, and the equity markets as a whole. This approach to marketing is mirrored in our products, which are highly adaptable to growth and change in the requirements of each user.

We will continue to seek business we believe to be of long-term benefit based on considerations such as technical sophistication, favorable market positioning, and potential product spin-offs. Our marketing strategy capitalizes on and underscores our product mix, which is highly adaptable to marketplace growth and customer preferences.

Research and Development (R&D)

We believe that investment in R&D is important to our continued success. Part of our strategy is to understand the changing needs of our customers and then to be prepared to meet those needs as they arise through in the development of new programs or new program functions. We conduct R&D efforts to sustain and advance our technology base, to gain a competitive advantage, and to secure new contracts. Our efforts are more oriented to development than to research in a scientific sense, and we seek to leverage commercially available products when possible. The benefits of these investments are anticipated to further increase revenues during fiscal year 2009 and beyond. Expenditures for R&D totaled approximately $3.0 million, $2.5 million, and $2.6 million, for fiscal years 2008, 2007, and 2006, respectively. We anticipate making similar R&D investments at an increased level in the future to create new and improved products in support of our strategic growth initiatives.

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

Our Government Systems segment customers typically require extensive post-acquisition support to successfully implement our products. To address the unique requirements relating to the government, we seek to provide our customers with all of the necessary services required for mission success including program management, systems engineering and integration, software development, security engineering, and operations and maintenance support. In addition, to meet government program management and security requirements, we offer accredited EVMS and secure processing facilities.

Revenues from U.S. government contracts are derived from a combination of contracts with the U.S. government and subcontracts with other companies that have prime contracts with the U.S. government. Our U.S. government customers include the DoD, and civilian and classified government agencies. Specifically, our direct government customers (with respect to which our contracts are directly with the U.S. government) include the U.S. Air Force, NOAA, The Jet Propulsion Laboratory, Sandia National Laboratory, and APL. We also have subcontracts with major aerospace companies that support the U.S. government, including Lockheed Martin Corporation, Northrop Grumman Corporation, and The Boeing Company.

For fiscal years 2008, 2007, and 2006, approximately 82%, 80%, and 79%, respectively, of our revenues were derived from prime contracts or subcontracts funded by the U.S. government.

The U.S. Air Force represented 53%, 56%, and 55% of our revenues, respectively, for fiscal years 2008, 2007, and 2006 through prime contracts or subcontracts. We expect a significant amount of our revenue for fiscal year 2009 to continue to be derived from Air Force contracts and subcontracts since we have two large Air Force contracts with the SMC that are scheduled to continue earning significant revenue in fiscal year 2009. Under one contract, we are leading a team of subcontractors, on behalf of the Air Force Space Command, in building a system intended for global satellite communications interference detection, characterization, event reporting, and mission impact assessment. The system will assist U.S. owned, operated, or used space systems through delivery of a suite of RF interference sensors, geolocation equipment, and centralized control. Under another significant contract, we are leading a team of subcontractors to produce a modern, consolidated command and control infrastructure for the military’s fleet of communication satellites, including MILSTAR, Advanced EHF, and Wideband Global Satellite.

U.S. government contracts are awarded by formal sealed bidding or negotiation. Negotiated procurements may, but do not necessarily, involve the solicitation of competitive proposals. If competitive proposals are solicited, the U.S. government selects the proposal most advantageous to it and may or may not conduct negotiations with the offerors before awarding the contract.

Many of the U.S. government programs in which we participate as a contractor or subcontractor extend for several years but are funded only on an annual basis. Accordingly, our contracts and subcontracts are subject to termination, reduction, or modification in the event of changes in the government’s requirements or budgetary constraints. When we participate in a project as a subcontractor, we are subject to the risk that the prime contractor may fail or be unable to perform the prime contract. All of our U.S. government contracts and subcontracts also are subject to termination for “convenience,” or without cause. In this situation, we would be reimbursed for allowable costs up to the date of termination and would be paid a proportionate amount of the fees attributable to the work actually performed.

Our books and records are subject to audit by the Defense Contract Audit Agency (“DCAA”). Such audits can result in adjustments to contract costs and fees. Thus far, we have not been required to make any material audit adjustments. Our Lanham-based government operations have been audited by the DCAA through the fiscal year ended September 30, 2004. Our RT Logic subsidiary has been audited by the DCAA through September 30, 2006. Newpoint, SAT, ISI Europe, and Lumistar are not currently subject to audits by the DCAA. In addition, we are required to self-report to the U.S. government any overpayments on our U.S. government contracts, and inform the appropriate federal agency inspector general whenever we have credible evidence of a violation of certain federal criminal laws or the civil False Claims Act in connection with our government contracts and subcontracts.

Non-U.S. Government Contracts

We also have contracts with commercial and international organizations. For fiscal years 2008, 2007, and 2006, approximately 18%, 20%, and 21%, respectively, of our revenues were derived from non-U.S. government contracts. These contracts are typically with commercial satellite operators, satellite manufacturers, aerospace systems integrators, telecommunications companies, and foreign governments. For these fiscal years, there was no one commercial customer that accounted for more than 10% of our revenue.

Some of our commercial contracts are with international organizations. For fiscal years 2008, 2007, and 2006, approximately 7%, 10%, and 11%, respectively, of our revenue was derived from international organizations. Various agencies and departments of the U.S. government regulate our ability to pursue business opportunities outside the United States. Exports of space-related products, services, and technical information require licenses granted by the U.S. government. We do not currently have blanket authorization for the export of our products, services, or technical information requiring such a license, and may not be able to obtain the necessary licenses or approvals on a per transaction basis. We currently have some contracts that are subject to currency fluctuations in foreign markets. The value of these contracts is not material and therefore no currency fluctuation mitigation contracts are presently in place. We may use foreign currency exchange contracts to mitigate currency fluctuation in the future if the volume of business increases.

Most of our commercial contracts are awarded competitively and are performed on a fixed-price basis. Typically, these contracts are for our products and/or turnkey systems that are delivered by us in time frames ranging from a few weeks to eighteen months. Payment is most often based on delivery milestones established in the contract. These contracts may include a warranty period that lasts one to two years. We offer our software support subscription on a fixed-price basis and customized support for the system on a fixed-price or time and material (“T&M”) basis. Contracts may require us to post a performance bond, establish an irrevocable letter of credit, or agree to pay liquidated damages in the event of late delivery.

Competition

We routinely experience significant competition. Several large and small aerospace/defense contractors have developed satellite control systems either in-house as primary contractors or through subcontractors. As a result, some of our competitors are also current or potential customers. Our primary competitors include the following:

•	Lockheed Martin Corporation

•	Northrop Grumman Corporation

•	General Dynamics Corporation

•	Thales Alenia Space

•	EADS Astrium

•	Raytheon Company

•	GMV Space Systems, Inc.

•	Harris Corporation

•	L-3 Communications Holdings, Inc.

•	Space Systems/Loral

•	Orbital Sciences Corporation

•	ViaSat, Inc.

•	Systems Engineering & Management Company (SEMCO)

Many of our competitors are significantly larger than we are and have greater financial resources than we have. Some of these competitors are divisions or subsidiaries of large, diversified companies that have access to the financial resources of their parent companies. We may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, several smaller companies have specialized capabilities that compete with the capabilities we offer through our products and services. Our products also face competition from certain off-the-shelf products developed by the U.S. government for satellite command and control. We cannot predict how our competitive position may be affected by changing economic or competitive conditions, customer requirements, or technological developments. We principally obtain contracts and subcontracts through competitive procurements offered by the U.S. government or commercial enterprises.

Backlog and Seasonality

Our estimated backlog is as follows (in millions):

	September 30, 2008	September 30, 2007	September 30, 2006
Outstanding Commitments	$78.3	$75.5	$45.7
General Commitments	143.1	175.0	202.4

Total	$221.4	$250.5	$248.1

Outstanding commitments consist of contracts where we have a firm commitment by the customer to provide specific products and/or services, frequently over an extended period of time. The increase in outstanding commitments backlog in fiscal 2008 relates primarily to major bookings including the GPS OCX Phase A award, several CCS-C programs and several RAIDRS contract modifications in our Government Systems segment, the Protostar 2 and White Sands programs in our Commercial Systems segment and the Lockheed Martin Hardware Recap and ICADS programs in our Space Communications Systems segment.

General commitments consist of contracts that have been awarded to us where our customer has certain contract options that management believes are likely to be exercised in the future. Contract options are our contractual agreement to provide future products or services in the event that the customer exercises those future options. The decrease in general commitments backlog in fiscal 2008 relates primarily to work progressing on some of our large projects in our Government Systems segment, which have anticipated funding increases in fiscal 2009 and future fiscal years.

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

Raw Materials

We require the use of various raw materials, including racks, chassis, servers, single-board-computers, printed wiring boards, and cables in our assembly processes. These raw materials are used primarily in our Space Communications Systems segment. We purchase a variety of manufactured component parts from various suppliers. At times, we concentrate orders among a few suppliers in order to strengthen our supplier relationships and receive quantity discounts. Raw materials and component parts are generally available from multiple suppliers at competitive prices.

We have several cooperation agreements with a French supplier for certain modem systems that we further customize and deliver to our customers. These agreements are subject to termination by either party at any time. To date, the relationship with the supplier is very good. The agreements provide for the support of delivered product in the event of agreement termination. However, an unanticipated termination of the cooperation agreements could be disruptive to our generation of revenues as we would be unable to bid on additional work that depends on these modems.

Proprietary Rights

We regard our products as proprietary trade secrets and confidential information. We rely on a combination of common law copyright and trade secret laws, third-party nondisclosure agreements, and other industry-standard methods for protecting ownership of our proprietary software, hardware, and systems. Therefore, none of our software, hardware, or systems are patented. In spite of these precautions, however, an unauthorized third party could obtain and use information that we consider proprietary. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. During 2008, we reviewed our intellectual property inventory and commenced a process to evaluate a potential intellectual property and trademark filings in the future. We do not have confidentiality agreements with all of our employees. We believe that we have all necessary rights to market our products, although it is possible that third parties will assert infringement claims in the future.

Employees

As of September 30, 2008, we had approximately 569 full-time employees. Competition for highly skilled employees is intense. We believe that our employees and their knowledge and capabilities are a major asset and we have been successful in attracting and retaining skilled employees in our core business areas. We believe that our overall relations with our employees are good. None of our employees are covered by collective bargaining agreements.

Available Information

Our headquarters is located at 5000 Philadelphia Way, Lanham, Maryland 20706. Our telephone number is (301) 731-4233. Our web site address is www.integ.com.

We make available free of charge on our internet web site our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation Committee and Nominating Committee of our Board of Directors are also posted on our website at www.integ.com/CorporateGovernance. Stockholders may also request copies of these documents by writing to our Corporate Secretary at 5000 Philadelphia Way, Lanham, MD 20706.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Annual Report on Form 10-K, careful consideration of the following factors, which could materially affect our business, financial condition, cash flows, or future results, is recommended. Any one of these factors could cause our actual results to vary materially from recent results or from anticipated future results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, and/or operating results.

•	A significant portion of our revenue is derived from contracts or subcontracts funded by the U.S. government.

The following table lists the approximate revenues, as a percentage of our total revenues, derived from contracts funded by the U.S. government and by one particular agency of the U.S. government, the Department of the Air Force, for fiscal years 2008, 2007, and 2006.

Time Period	Percentage of revenues derived from contracts and subcontracts funded by the U.S. government	Percentage of revenues derived from contracts and subcontracts funded by the Department of the Air Force
Fiscal year 2008	82%	53%
Fiscal year 2007	80%	56%
Fiscal year 2006	79%	55%

We expect that U.S. government business, primarily derived from Department of the Air Force contracts and subcontracts, is likely to continue to account for a significant portion of our revenues in the future. Our financial performance may be adversely affected by changing U.S. government procurement practices and policies as well as declines in U.S. government civilian and defense agency spending. The factors that could have a material adverse effect on our ability to win new contracts with the U.S. government, or retain existing contracts, include the following:

•	budgetary constraints;

•	changes in U.S. government funding levels, programs, policies, or requirements;

•	technological developments;

•	changes in level of U.S. government funds available for services that we provide;

•	the adoption of new laws or regulations; and

•	global economic conditions.

Some of our U.S. government contracts individually contribute a significant percentage of our revenues. Our single largest contract with the Department of the Air Force represents approximately 21% of our revenues for fiscal year 2008 and a small number of other large U.S. government contracts are likely to continue to account for a significant percentage of our revenues in the future. Termination of any of these contracts or our inability to renew or replace these contracts when they expire for any reason could have a material adverse effect on our business, financial condition, or results of operations.

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

•

Our contracts and subcontracts that are funded by the U.S. government are subject to U.S. government regulations and audits, which include the acceptance of our reimbursable rates relating to overhead and selling, general and administrative expenses.

U.S. government contracts require compliance with various contract provisions and procurement regulations. The adoption of new or modified procurement regulations could have a material adverse effect on our business, financial condition, or results of operations or increase the costs of competing for or performing U.S. government contracts. Any violation of these regulations by us could result in the termination of the contracts, imposition of fines, or exclusion from U.S. government contracting and U.S. government-approved subcontracting for some specific time period. In addition, our contract costs and revenues are subject to adjustment as a result of audits by the DCAA and other U.S. government auditors. We reflect any adjustments required by U.S. government auditors in our financial statements. Although we have thus far not been required to make any material audit adjustments, it is possible that adjustments will be required in the future. In addition, we are required to self-report to the U.S. government any overpayments on our U.S. government contracts, and to inform the appropriate federal agency inspector general whenever we have credible evidence of a violation of certain federal criminal laws or the civil False Claims Act in connection with our U.S. government contracts and subcontracts. Any such disclosures by us could subject us to a formal investigation, fines and civil or criminal prosecution, which could require significant management attention and legal resources and could have a material adverse effect on us. The knowing failure to timely disclose to the U.S. government credible evidence of a violation of certain federal criminal laws or the civil False Claims Act in connection with our U.S. government contracts and subcontracts, or a significant overpayment on one of our contracts, could result in our exclusion from U.S. government contracting and U.S. government-approved subcontracting for some specific period.

•	Our contracts and subcontracts are generally subject to a competitive bidding process that may affect our ability to win contract awards or renewals in the future.

Our contracts generally are awarded to us through a formal competitive process in which we may have many competitors. Upon expiration, these contracts may be subject, once again, to a competitive renewal process if applicable. We may not be successful in winning contract awards or renewals in the future. Our failure to renew or replace existing contracts when they expire could have a material adverse effect on our business, financial condition, or results of operations.

Our contracts and subcontracts with U.S. government agencies are subject to competition and awarded on the basis of technical merit, personnel qualifications, experience, and price. Our business, financial condition, and results of operations could be materially affected to the extent that U.S. government agencies believe our competitors offer a more attractive combination of the foregoing factors. In addition, new U.S. government contract awards are subject to protest by competitors at the time of award that can result in the re-opening of the competition or evaluation process, the award of the subject contract to a competitor, or the reopening of the sealed bidding process. We consider bid protests to be a customary element in the process of procuring U.S. government contracts.

•	Our contracts and subcontracts that are funded by the U.S. government are subject to the budget and funding process of the U.S. government.

Many of the U.S. government programs in which we participate as a contractor or subcontractor extend for several years but are funded only on an annual basis. Accordingly, our contracts and subcontracts are subject to termination, reduction, or modification in the event of changes in the U.S. government’s requirements funding priorities or budgetary constraints. Budget decisions by the U.S. government may have long-term consequences for our size and structure and that of the defense industry. If one or more of our programs is reduced, extended, or terminated, our business, financial condition, or results of operations could be adversely affected.

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

A significant portion of our revenues are generated from the sale of services and products to commercial and government customers. Many of our contracts are for a fixed price and can subject us to substantial risks relating to unexpected cost increases and other factors outside of our control. Our revenues on fixed-price contracts are generally recognized on a percentage-of-completion basis and we calculate an estimate of completion to determine revenue for each fixed-price project. As a result, contract price and cost estimates on fixed-price contracts are reviewed periodically as the work progresses, and adjustments are reflected in income in the period when the estimates are revised. We may fail to anticipate technical problems, estimate costs accurately, or control costs during performance on a fixed-price contract. Any of these failures may reduce our profit or cause a loss under our commercial contracts.

•	Our commercial contracts are subject to competition, strict performance obligations and other requirements.

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

•	Intense competition in the satellite ground systems industry could harm our financial performance.

The satellite ground system industry is very competitive and marked by continuous technological challenges. Several large aerospace/defense contractors have developed satellite control systems either in-house as primary contractors or through subcontractors. As a result, some of our competitors are also current or potential customers.

Many of our competitors are significantly larger than we are and have greater financial resources than we have. Some of these competitors are divisions or subsidiaries of large, diversified companies that have access to the financial resources of their parent companies. We may not be able to compete effectively with these companies or maintain them as customers while competing with them on other contracts. In addition, several smaller companies have specialized capabilities that compete with the capabilities we offer through our products and services. Our products also face competition from certain off-the-shelf products developed by the U.S. government for satellite command and control. We cannot predict how our competitive position may be affected by changing economic or competitive conditions, customer requirements, or technological developments. We principally obtain contracts and subcontracts through competitive procurements offered by the U.S. government or commercial enterprises. We may not be able to compete successfully.

•	The new federal administration may reduce aerospace and defense spending, which could adversely affect our business.

In January 2009, a new federal administration will take office, and it is widely expected that the new federal administration may reduce defense spending. If defense spending is reduced, it may affect our contracts or our ability to win additional defense contracts, which could have a material adverse effect on our business, financial condition, or results of operations.

•	We are subject to risks associated with our growth strategy and acquiring other companies.

We may continue to look for complementary businesses to acquire so that we can strengthen and expand our core business; however, we may not be able to find any attractive candidates or favorable acquisition terms proposed by potential acquisition candidates. We may compete with other companies for these acquisition candidates, which may make an acquisition more expensive for us. Instability in the U.S. securities markets and volatility in our stock price may make acquisitions with our stock more expensive. If we seek to fund acquisitions with borrowed funds, we may not be able to obtain such funds on favorable terms or at all, particularly in light of the current difficulties in the credit markets. If we are unable to identify and acquire suitable candidates, we may not be able to expand beyond the growth that we have experienced in the past several fiscal years. Accordingly, our acquisition strategy may not improve, and could possibly weaken, our overall business, financial condition, and results of operations.

•	We may be exposed to product liability or related claims with respect to our products.

Our products are mission-critical parts of sophisticated and extremely expensive satellite and range safety systems. Should a satellite mission fail, should the system’s service become unavailable due to a failure or malfunction in the ground system, or should a space launch vehicle be destroyed as a result of malfunction, we could be sued for product liability or related claims. Moreover, we have found obtaining insurance to cover product liability claims to be impractical and not cost effective. Any product liability or related claim could therefore have a material adverse effect on our business, financial condition, or results of operations.

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

For fiscal year 2008, approximately 7% of our revenue was derived from our international operations. Conducting business in countries outside the United States carries additional managerial, operational, legal, and political risks. These operations are vulnerable to changes in government regulations and telecommunications standards, tariffs or taxes, and other trade barriers. Our agreements relating to foreign operations may be enforceable only in foreign jurisdictions, which could make it difficult for us to enforce our rights.

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

Various agencies and departments of the U.S. government regulate our ability to pursue business opportunities outside the United States. Exports of space-related products, services, and technical information require licenses granted by the U.S. government and are subject to International Traffic in Arms Regulations (“ITAR”). We do not currently have blanket authorization for export of our products and services and may not be able to obtain such authorization in the future. In addition, we may not be able to obtain necessary licenses or approvals on a per-transaction basis, and our inability to do so, or our failure to comply with the terms of the authorization when granted, could have a material adverse effect on our business, financial condition, or results of operations.

•	Our business is dependent on the availability of certain components and raw materials that we buy from suppliers.

Through our RT Logic and Lumistar subsidiaries, we have several cooperation agreements with a French supplier for certain modem systems that we further customize and deliver to our customers. These agreements are subject to termination by either party. The agreements provide for the support of delivered product in the event of agreement termination. However, our business could be adversely impacted by factors affecting our supplier (such as the destruction of our suppliers’ facilities or their distribution infrastructure, a work stoppage or strike by our suppliers’ employees, or the failure of our suppliers to provide materials of the requisite quality), or by increased costs of such raw materials or components if we were unable to pass along such price increases to our customers. Because we maintain a relatively small inventory of raw materials and component parts, our business could be adversely affected if we were unable to obtain these raw materials and components from our suppliers in the quantities we require or on favorable terms, and an unanticipated termination of the cooperation agreements could be disruptive to revenue attainment as we would be unable to bid on additional work that depends on these modems.

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

•	We depend on the services of our key personnel.

Our success depends to a significant degree on our key management personnel, especially the following:

•	John B. Higginbotham, Chief Executive Officer and President

•	William M. Bambarger, Jr., Chief Financial Officer and Treasurer

•	Stuart C. Daughtridge, Executive Vice President, Space Communications Systems Division

•	James G. Schuetzle, Executive Vice President, Government Division

•	James B. Kramer, Senior Vice President, Commercial Division

•	Jeffrey A. Rosolio, Executive Vice President, Human Resources and Administration and Secretary

We have employment agreements with all of these individuals, except for James B. Kramer. The loss of any one of these key management personnel could have a material adverse effect on our business, financial condition, or results of operations. We do not maintain key man life insurance policies on any members of management.

•	We depend upon intellectual property rights and risk having our rights infringed.

Much of our business is derived from work product, software programs, designs, algorithms, methodologies, and other information that we have privately developed. We have historically not sought patent protection for our software, hardware, and systems. Although we seek to protect our intellectual property with a combination of common law and registered trademarks and copyrights, and software license and confidentiality agreements with third parties, these measures may not prevent unauthorized disclosure or use of our technical knowledge, practices, or procedures. There is also no guarantee that others may not independently develop similar knowledge, practices, or procedures. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. Moreover, we do not have confidentiality agreements with all of our employees. Disclosure or loss of control over our privately developed information could have a material adverse effect on our business, financial condition, or results of operations. We may also be subject to litigation to defend against infringement claims. Any litigation with respect to our intellectual property rights would be costly and could divert management’s attention, either of which could have a material adverse effect on our business, financial condition, or results of operations. Adverse determinations in litigation involving our intellectual property could:

•	result in the loss of our intellectual property rights;

•	subject us to significant liabilities;

•	require us to seek licenses from third parties; or

•	prevent us from selling our services or products.

Any one of the foregoing consequences could have a material adverse effect on our business, financial condition, or results of operations.

Under some U.S. government contracts, we may develop software that in the future we may decide to commercialize. In order to commercialize that software, we might need to invest additional R&D funds to re-market the software as a commercial product. If the product was developed using any government funding, government regulations and contract provisions may prevent us from selling the resulting product to any government agencies. If the primary market for a potential product is government agencies, we may not be able to recover the invested funds through our sales of the product. In addition, the government may acquire certain rights to software programs we develop that are funded under government contracts or subcontracts and may disclose information with respect to those programs or products to third parties, including our competitors.

•	The estimated backlog under our U.S. government contracts is not necessarily indicative of revenues that will actually be realized under those contracts.

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

•	Performance of some of our U.S. government contracts may require security clearances.

Certain of our contracts with U.S. government agencies require that some of our employees and procedures meet security clearance requirements. If problems develop meeting security clearance requirements, those problems could materially limit our ability to perform these contracts.

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

Adverse developments with respect to any of these events could result in a material adverse effect on the market price of our common stock.

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

Goodwill accounts for approximately $51.4 million, or 34.93%, of our recorded total assets as of September 30, 2008. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If our goodwill were to become significantly impaired, this would require substantial write downs that could materially adversely affect our results of operations and financial condition.

•

The disruption, expense, and potential liability associated with existing and future litigation against us could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

We may be subject to various legal proceedings and threatened legal proceedings from time to time. Any litigation, regardless of its merits, could significantly divert management’s attention from our operations and result in substantial legal fees being borne by us. Further, actions that have been or will be brought against us may be resolved in our favor or, if significant monetary judgments are rendered against us, we may not have the ability to pay such judgments. Such disruptions, legal fees, and any losses resulting from these claims could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

Risks Related to our Restatement of our Unaudited Interim Financial Statements

•	We may become subject to liability and incur increased expenditures as a result of our restatement of our financial statements.

We and certain of our former and existing officers are the subject of a purported class action lawsuit filed on December 15, 2008, following our December 11, 2008 announcement that we would be restating our unaudited interim financial statements for the first three quarters of fiscal year ended September 30, 2008 due to an error in the accounting treatment for certain transactions with respect to the timing of the recognition of revenue between periods due to specific warranty provisions in some of our contracts, accounting for the sale of software licenses and revenue associated with some reimbursable costs on government programs. The restatement of our previously issued interim unaudited financial statements could expose us to government investigation or additional legal action. The defense of any such actions could cause the diversion of management’s attention and resources, and we could be required to pay damages to settle such actions or if any such actions are not resolved in our favor. Even if resolved in our favor, such actions could cause us to incur significant legal and other expenses. Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatement and negative reactions from shareholders, creditors, or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our common stock to decline.

•	Failures in our internal controls and disclosure controls and procedures could lead to material errors in our financial statements and cause us to fail to meet our reporting obligations.

Effective internal controls are necessary for us to provide reliable financial reports. Such controls are designed to provide reasonable, not absolute, assurance that we are providing reliable financial reports. If such controls fail to operate effectively, this may result in material errors in our financial statements. Deficiencies in our system of internal controls over financial reporting may require remediation, which could be costly. Failure to remediate such deficiencies or to implement required new or improved controls could lead to material errors in our financial statements, cause us to fail to meet our reporting obligations, and expose us to government investigation or legal action. Any of these results could cause investors to lose confidence in our reported financial information and could have a negative effect on the trading price of our common stock.

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

On June 6, 2008, we entered into a material Lease Agreement (the “Agreement”) with Corporate Office Properties Trust (“COPT”) for property to be used for our new corporate headquarters. This newly leased property is located at 6721 Columbia Gateway Drive in Columbia, Maryland. We intend to relocate our corporate headquarters from its current location at 5000 Philadelphia Way, Lanham, Maryland in the second quarter of calendar year 2009. The lease term is for eleven years; the facility is approximately 131,450 square feet and has an initial $28 per square foot annual lease cost, with annual escalations of approximately 2.75% to 3.00%. COPT has provided for $7.4 million in allowances for costs to build out this facility to our specifications and will reimburse us $2.1 million relating to our existing lease on the Lanham, Maryland facility, which approximates the rent obligation for the Lanham, Maryland facility for approximately two years.

The following table describes the location, square footage and lease expiration of our existing leased facilities:

LOCATION	SIZE (Square Footage)	EXPIRATION DATE	RELATED OPERATION
Integral Systems, Inc. 5000/5200 Philadelphia Way Lanham, MD 20706	83,974	October 31, 2015	Government Systems, Commercial Systems and Corporate Support Services

Integral Systems, Inc. 6721 Columbia Gateway Drive Columbia, MD 21046	131,500	March 31, 2020	Government Systems, Commercial Systems and Corporate Support Services

Integral Systems, Inc. 985 Space Center Drive, Suite 350 Colorado Springs, CO 80915	15,491	May 31, 2013	Government Systems

Integral Systems, Inc. 980 Technology Court Colorado Springs, CO 80915	33,190	May 31, 2010	Government Systems

Integral Systems, Europe S.A.S.Buroparc III Voie 2 31675 Labege Cedex Toulouse, France	4,532	November 30, 2013	Commercial Systems

Integral Systems, Inc. 15000 Conference Center Drive Chantilly, VA 20151	7,363	April 30, 2011	Government Systems

Integral Systems, Inc. 400 North Continental Blvd., Suite 320 El Segundo, CA 90245	2,904	September 30, 2011	Government Systems

SAT Corporation 931 Benecia Avenue Sunnyvale, CA 94085	10,000	November 30, 2009	Commercial Systems

Newpoint Technologies, Inc. Three Perimeter Rd., Unit#10 Manchester, NH 03103	6,530	September 30, 2011	Commercial Systems

RT Logic, Inc. 8591 Prairie Trail Drive Englewood, CO 80112	11,750	July 31, 2014	Space Communications Systems

Lumistar, Inc. 5870 El Camino Real Carlsbad, CA 92008	9,979	April 30, 2013	Space Communications Systems

TOTAL LEASED SPACE	317,213

ITEM 3.	LEGAL PROCEEDINGS

On December 15, 2008, shortly after the Company announced its preliminary financial results for the quarter and fiscal year ended September 30, 2008, a purported securities class action complaint was filed in Maryland federal court against the Company and certain of its current and former officers. The complaint alleges that between April 28, 2008 and December 10, 2008, certain statements made by the Company concerning its financial condition were false or misleading because those statements failed to disclose that the Company was improperly recognizing revenue; that the Company’s financial statements accordingly were not prepared in accordance with generally accepted accounting principles (“GAAP”), were misstated, and were materially false and misleading; and that the Company lacked adequate internal and financial controls. The complaint seeks to assert claims under sections 10(b) and 20(a) of the Securities Exchange Act, and requests certification of a class of persons who purchased the Company’s common stock between the dates set forth above. No specific damage amount is alleged in the complaint. To date no proceedings have taken place in the lawsuit other than the filing of the complaint. The Company and the individual defendants intend to defend the lawsuit vigorously.

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

Stock Price

Our common stock is traded on the NASDAQ National Market under the symbol “ISYS.” The following table sets forth, for the quarters indicated the high and low sales price of our common stock and the cash dividends declared quarterly per share of common stock, adjusted for a 2:1 stock split effective August 25, 2008.

	High	Low	Dividend Per Share
2008 Fiscal Year
Fourth Quarter	$26.35	$18.82	$0.00
Third Quarter	$20.78	$14.15	$0.00
Second Quarter	$15.25	$10.98	$0.00
First Quarter	$12.47	$10.50	$0.00

2007 Fiscal Year
Fourth Quarter	$13.21	$10.73	$0.035
Third Quarter	$13.03	$11.30	$0.035
Second Quarter	$12.88	$10.71	$0.035
First Quarter	$16.28	$11.22	$0.035

As of November 28, 2008, there were approximately 2,600 holders of record or beneficiaries of our common stock.

Dividends

Prior to fiscal year 2004, we had not paid any cash dividends. In fiscal years 2005, 2006 and 2007, we paid dividends per share of $0.08, $0.10 and $0.14, respectively. Such amounts have been adjusted to reflect the 2:1 stock split effected August 25, 2008. On December 5, 2007, our Board of Directors made a determination to cease the payment of dividends for the foreseeable future beginning with for fiscal 2008 in order to maximize the Company’s ability to invest in future R&D, marketing, and business development efforts and strategic acquisition efforts that, in the Board of Director’s opinion, will result in a greater return for our shareholders. As we contemplate these strategic efforts to grow the Company, the Board will continue to evaluate the most effective measures that it can take to maximize shareholder value. Payments of dividends in the future, if any, will be determined in light of any applicable contractual restrictions limiting our ability to pay dividends, our earnings, financial condition, capital requirements and other factors deemed relevant by the Board. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The following line graph compares cumulative total stockholder returns for the period from September 30, 2003 through September 30, 2008 for (1) our common stock; (2) the NASDAQ Computer & Data Processing Services Stock; and (3) the NASDAQ Market Index—U.S. The graph assumes an investment of $100 on September 30, 2003, and includes reinvestment of dividends. The performance shown is not necessarily indicative of future performance.

	Sep-03	Sep-04	Sep-05	Sep-06	Sep-07	Sep-08
Integral Systems, Inc	100.00	107.97	114.22	172.99	118.93	114.94
NASDAQ Computer & Data	100.00	101.50	116.34	127.66	152.71	127.28
Processing Services Stocks
NASDAQ Market Index-US	100.00	106.23	121.26	127.87	151.34	119.32

Share Repurchases

On February 29, 2008, the Company entered into a Stock Repurchase Agreement with Fursa Alternative Strategies LLC (“Fursa”), to repurchase 2,129,944 shares of the Company’s common stock that Fursa beneficially owned on behalf of its affiliated investment funds and separately managed accounts over which it exercised discretionary authority. The shares repurchased represented approximately 11% of the Company’s total shares of Common Stock outstanding as of February 29, 2008 and Fursa’s entire ownership interest in the Company. The shares were repurchased at a purchase price of $11.00 per share. The Company repurchased the shares with existing cash on hand. Upon repurchasing the shares, the Company cancelled the shares.

Equity Compensation Plans

The information required by this item relating to equity compensation plans is incorporated by reference from the information in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K .

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data for the fiscal years ended September 30, 2008, 2007, 2006, 2005, and 2004. The financial data for the fiscal year ended September 30, 2008 have been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm, as set forth in the financial statements and notes thereto presented elsewhere herein. The financial data for the fiscal years ended September 30, 2007 and 2006 have been derived from our consolidated financial statements, which have been audited by Bernstein & Pinchuk LLP, independent registered public accounting firm, as set forth in the financial statements and notes thereto presented elsewhere herein. The financial data for the fiscal years ended September 30, 2005 and 2004 have been derived from our consolidated financial statements, which have been audited by Grant Thornton LLP, independent registered public accounting firm.

The following information should be read in conjunction with our consolidated financial statements and notes thereto presented elsewhere herein. See “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Years Ended September 30,
	2008	2007	2006	2005	2004
	(in thousands, except for per share data)
Statement of Operations Data:
Revenue	$160,170	$128,654	$116,531	$97,725	$90,311
Gross profit	60,222	42,346	37,809	27,131	27,481
Income from operations	25,096	16,892	17,556	9,402	10,019
Net income	$18,174	$12,826	$12,339	$6,301	$6,761
Cash dividends declared per common share[1]	$—	$0.14	$0.10	$0.08	$0.06
Income per share:
basic[1]	$1.02	$0.58	$0.57	$0.31	$0.34
diluted[1]	$1.01	$0.58	$0.56	$0.30	$0.34
Weighted average number of common shares:
basic[1,2]	17,813	21,968	21,782	20,564	19,790
diluted[1,2]	18,008	21,986	22,008	21,068	20,300

	As of September 30,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$15,026	$23,894	$24,659	$24,775	$18,199
Working capital	35,273	39,008	74,716	70,339	64,278
Total assets	147,203	136,061	166,851	149,196	132,466
Long-term obligations, net of current	—	—	—	126	1,453
Stockholders’ equity	$110,041	$106,547	$142,702	$120,686	$105,339

1	For all periods presented, per share amounts have been adjusted to reflect the 2:1 stock split effective August 25, 2008.
2	For all periods presented, the difference between income and net income per common share-basic and income and net income per common share-diluted relates to the effect of dilutive securities, including employee stock options and the shares relating to contingent consideration payable to former RT Logic shareholders in connection with the acquisition of RT Logic.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the first quarter of 2008, we realigned our operating segments from four segments to three segments, eliminating the Corporate segment, to be in line with the way we are now internally managing our business. Prior period results have been reclassified to conform to the 2008 segment presentation. See Note 15 in the Notes to Consolidated Financial Statements for the reclassification of the corresponding information for the earlier periods due to the reportable segment reclassification.

This section may contain forward-looking statements, all of which are based on current expectations. Our projections may not in fact be achieved and these projections do not reflect any acquisitions or divestitures that may occur in the future. Reference should be made to the various important factors listed under the heading “Forward-Looking Statements” that could cause actual future results to differ materially.

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

Contract Accounting / Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable, and collectibility is reasonably assured. We earn revenue from three types of arrangements: (1) contracts that include software, hardware and engineering services to build satellite ground and communications equipment and systems, (2) software and services (typically post-contract support services (“PCS”)) and (3) software only sales. Typically contracts are cost-plus fixed fee or award fee, fixed fee or time and material contracts.

The following table summarizes the percentage of revenues attributable to each contract type for the period indicated:

	Fiscal Years Ended September 30,
Contract Type	2008	2007	2006
Cost-Plus Incentive or Award Fee	44%	45%	39%
Fixed-price	52%	51%	56%
Time and Materials	4%	4%	5%

We recognize software license arrangements that include significant, modification and customization of the software in accordance with AICPA Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions by applying the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Software license revenue is generally included in our system build revenue, which is recognized using the percentage-of-completion method. Under the percentage-of-completion method, management estimates the percentage of completion based upon the costs incurred as a percentage of the total estimated costs to complete. When total cost estimates exceed revenue, we accrue for the estimated losses immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs. Incentives and award payments are included in estimated total contract value used in the percentage-of-completion method when the realization of such amounts is deemed probable upon achievement of certain defined goals. Estimates of total contract revenue and costs are continuously monitored during the terms of the contracts and are subject to revision as the contracts progress. When revisions in estimated contract revenue and costs are determined, such adjustments are recorded in the period in which they are first identified. Revenue arrangements entered into with the same customer that are accounted for under SOP 81-1 are accounted for on a combined basis when they: (i) are negotiated as a package with an overall profit margin objective; (ii) essentially represent an agreement to do a single project; (iii) involve interrelated activities with substantial common costs; and (iv) are performed concurrently or sequentially.

When we enter into multiple-element software arrangements, which may include any combination of hardware, software or services, we allocate the total revenue to be earned under the arrangement among the various elements based on their relative fair value. For software, and elements for which software is essential to the functionality, the allocation is based on vendor-specific objective evidence (VSOE) of fair value. VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately, and for software license updates and software support services it is based upon the rates when renewed. There may be cases in which there is VSOE of fair value of the undelivered elements but no such evidence for the delivered elements. In these cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered elements equals the total arrangement consideration less the aggregate VSOE of fair value of the undelivered elements. We have established VSOE on its post contract support services and recognize revenue on this element straight line over the period of performance. We recognize revenue on delivered elements only if: (i) any undelivered products or services are not essential to the functionality of the delivered products or services, (ii) we have an enforceable claim to receive the amount due in the event it does not deliver the undelivered products or services, (iii) there is evidence of the fair value for each undelivered product or service, and (iv) the revenue recognition criteria otherwise have been met for the delivered elements. Otherwise, revenue on delivered elements is recognized when the undelivered elements are delivered.

Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus an estimate of the applicable fees earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Revenue for general services or non-software product sales are recognized as work is performed or products delivered and amounts are earned in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”). We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectibility is reasonably assured. Depending on the specific contractual provisions and nature of the deliverable, revenue may be recognized on a straight-line-basis over the service period, on a proportional performance model based on level of effort, as milestones are achieved or when final deliverables/products have been delivered. Revenue arrangements entered into with the same customer that are accounted for under SAB 104 are accounted for on a combined basis when they are entered into at or near the same time, unless it is clearly evident that the contracts are not related to one another.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” SFAS 123R requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest, and the dividend yield on our common stock. If our assumptions were different, the resulting determination of the fair value of stock option awards could be materially different. In addition, judgment is also required in estimating the number of share-based awards that we expect will ultimately vest upon the fulfillment of service conditions (such as time-based vesting) or the achievement of specific performance conditions. If the actual number of awards that ultimately vest differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts which is our best estimate of the amount of probable credit losses from the existing accounts receivable. A considerable amount of judgment is required in assessing the ultimate realization of individual accounts receivable balances, including the credit worthiness of each customer and the period in which customers’ financial condition deteriorate and they are no longer able to pay the balances owed to us. We determine the allowance based on historical experience, review of specific accounts, and significant past due balances of greater than three months. Account balances are written off against the allowance after all reasonable means of collection have been exhausted and recovery is considered remote.

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

Inventories

Inventory is composed of items that are required to support delivered product or are necessary to fulfill future customer orders. The majority of our inventory is stated at the weighted average purchase price of the materials on hand. Some inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method of accounting. Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined. Inventories are classified as current assets as all inventories are available and necessary to support current sales, even though a portion of the inventories may not be sold within one year.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157. This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities. This standard also requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. We adopted this standard beginning on October 1, 2008 and it does not have a material impact on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159. This Statement permits entities to choose to measure eligible items at fair value at specified election dates and report unrecognized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. We adopted this standard beginning on October 1, 2008 and it does not have a material impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160. This standard changes the accounting and reporting for minority interest and requires the ownership interest in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The statement is applied prospectively as of the beginning of the fiscal year in which the statement is initially applied, except for the presentation and disclosure requirements. Presentation and disclosure requirements are to be applied retrospectively for all periods presented. We will be adopting this statement beginning on October 1, 2009. Currently, we do not have any noncontrolling (minority) interest in a subsidiary.

In March 2008, the FASB issued SFAS No. 161. This Statement changes the disclosure requirements for derivative instruments and hedging activities. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Currently, we do not have any derivative or hedging instruments.

In December 2007, the FASB issued SFAS No. 141 (revised) (“SFAS 141(R)”), “Business Combinations,” which is effective for business combinations entered into in fiscal years beginning on or after December 15, 2008, which is our 2010 fiscal year. Early adoption of the standard is prohibited. Under SFAS 141(R), more transactions will be recorded as business combinations, as it changes the definitions of a business, which would no longer be required to be self-sustaining or revenue generating, and a business combination, which would include combinations that occur by contract alone or due to changes in substantive participation rights, such as a lapse in minority veto rights. Certain acquired contingencies will be recorded initially at fair value on the acquisition date. After the acquisition, if new information is available, contingent liabilities will be measured at the higher of the likely amount to be paid and the acquisition-date fair value. Contingent assets will be measured subsequently at the lower of the current estimated future amount to be realized and the acquisition-date fair value. Transaction and restructuring costs generally will be expensed as incurred. In partial acquisitions, companies generally will record 100 percent of the assets and liabilities at fair value, including goodwill. This will likely result in higher related depreciation and amortization charges in subsequent periods than under the current standard. SFAS 141(R) will only impact us if we acquire businesses subsequent to the effective date of the standard.

Results of Operations

	Fiscal Year Ended			Favorable (unfavorable)
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2006	Fiscal 2008 Compared to Fiscal 2007	Fiscal 2007 Compared to Fiscal 2006
	(in thousands)
Revenue:
Government Systems	$83,603	$67,655	$57,339	$15,948	$10,316
Commercial Systems	28,748	26,079	22,347	2,669	3,732
Space Communications Systems	57,781	42,795	44,422	14,986	(1,627)
Elimination of intersegment sales	(9,962)	(7,875)	(7,577)	(2,087)	(298)

Total revenue	160,170	128,654	116,531	31,516	12,123

Cost of revenue:
Government Systems	58,788	54,155	47,115	(4,633)	(7,040)
Commercial Systems	19,135	15,721	13,633	(3,414)	(2,088)
Space Communications Systems	32,101	24,321	25,813	(7,780)	1,492
Elimination of intersegment cost	(10,076)	(7,889)	(7,839)	2,187	50

Total cost of revenue	99,948	86,308	78,722	(13,640)	(7,586)

Gross profit:
Government Systems	24,815	13,500	10,224	11,315	3,276
Gross Margin	29.7%	20.0%	17.8%
Commercial Systems	9,613	10,358	8,714	(745)	1,644
Gross Margin	33.4%	39.7%	39.0%
Space Communications Systems	25,680	18,474	18,609	7,206	(135)
Gross Margin	44.4%	43.2%	41.9%
Elimination of intersegment sales	114	14	262	100	(248)

Total gross profit	60,222	42,346	37,809	17,876	4,537

Gross Margin	37.6%	32.9%	32.4%
Operating expense:
Government Systems	17,630	11,080	7,865	(6,550)	(3,215)
Commercial Systems	5,939	6,077	5,010	138	(1,067)
Space Communications Systems	11,631	8,350	7,530	(3,281)	(820)
Elimination of intersegment sales	(74)	(53)	(152)	21	(99)

Total operating expense	35,126	25,454	20,253	(9,672)	(5,201)

Operating income:
Government Systems	7,185	2,420	2,359	4,765	61
Operating margin	8.6%	3.6%	4.1%
Commercial Systems	3,674	4,281	3,704	(607)	577
Operating margin	12.8%	16.4%	16.6%
Space Communications Systems	14,049	10,124	11,079	3,925	(955)
Operating margin	24.3%	23.7%	24.9%
Elimination of intersegment sales	188	67	414	121	(347)

Total operating income	25,096	16,892	17,556	8,204	(664)

Operating margin	15.7%	13.1%	15.1%
Other income, net	211	2,236	1,865	(2,025)	371
Income before income taxes	25,307	19,128	19,421	6,179	(293)
Provision for income taxes	7,133	6,302	7,082	(831)	780

Net income	$18,174	$12,826	$12,339	$5,348	$487

Fiscal Year Ended September 30, 2008 (Fiscal 2008) Compared To Fiscal Year Ended September 30, 2007 (Fiscal 2007)

Revenue

Fiscal 2008 consolidated revenue increased 24.5% to $160.2 million as compared to $128.7 million in fiscal 2007. The increase in revenue primarily related to the following:

Government Systems revenue was $83.6 million in fiscal 2008, an increase of $15.9 million or 23.6%, compared to $67.7 million in fiscal 2007. In fiscal 2008, our Government Systems segment represented 52.2% of total revenue, compared to 52.6% in fiscal 2007. The increase in revenue in this segment in fiscal 2008 was primarily attributable to the GPS OCX (Next Generation Control Segment) contract with Northrop Grumman Corporation, which was awarded during the first quarter of Fiscal 2008, the increase in level of effort on two large government contracts in fiscal 2008 compared to fiscal 2007 and revenue increases from our contracts relating to national programs. Partially offsetting these increases was a decrease in revenue relating to a civilian program that completed during the first quarter of fiscal 2008.

Commercial Systems revenue was $28.7 million in fiscal 2008, an increase of $2.6 million or 10.2%, compared to $26.1 million in fiscal 2007. In fiscal 2008, our Commercial Systems segment represented 17.9% of total revenue, compared to 20.3% in fiscal 2007. The increase in revenue for this segment was primarily attributable to several government contracts held by our SAT subsidiary and net revenue increases from new command and control work.

Space Communications Systems revenue was $57.8 million in fiscal 2008, an increase of $15.0 million or 35.0%, compared to $42.8 million in fiscal 2007. In fiscal 2008, our Space Communications Systems segment represented 36.1% of total revenue, compared to 33.3% in fiscal 2007. The increase in revenue for this segment was primarily attributable to new contracts, an increase in work scope on an existing government contract held by our RT Logic subsidiary, and increases in product shipments to customers from our Lumistar subsidiary.

We ended fiscal 2008 with a backlog of $221.4 million as compared to $250.5 million at the end of fiscal 2007. A significant portion of this backlog relates to our Government Systems segment. Our Government contracts are typically larger in terms of contract value and extend for longer periods of completion than our Commercial and Space Communications Systems contracts. Because our Commercial and Space Communications Systems contracts are typically smaller in dollar volume and shorter in duration, they generally do not have a significant effect on backlog. Many of our contracts are multi-year contracts and contracts with option years, and portions of these contracts are carried forward from one year to the next as part of our contract backlog. Our total contract backlog represents management’s estimate of the aggregate unearned revenues expected to be earned by us over the life of all of our contracts, including option periods. Because many factors affect the scheduling of projects, we cannot predict when revenues will be realized on projects included in our backlog. In addition, although contract backlog represents only business where we have written agreements with our customers, it is possible that cancellations or scope adjustments may occur.

Gross Profit

Our gross profit can vary significantly depending on the type of product or service provided. Generally, license and maintenance revenues related to the sale of our COTS software products have the highest gross profit margins due to minimal incremental costs to produce. By contrast, gross margins for equipment and subcontractor costs are typically lower. Engineering services gross margins are typically in the 20% range or higher.

Gross profit was $60.2 million in fiscal 2008, an increase of $17.9 million, or 42.2%, compared to $42.3 million in fiscal 2007. Gross profit margin for fiscal 2008 was 37.6% compared to 32.9% in fiscal 2007. The increase in gross profit and gross profit margin in fiscal 2008 was primarily attributable to our Government Systems and Space Communications Systems.

Government Systems gross profit was $24.8 million in fiscal 2008, an increase of $11.3 million, or 83.8%, compared to $13.5 million in fiscal 2007. The increase in gross profit was primarily attributable to the GPS OCX (Next Generation Control Segment) contract, increases in revenue from two large government contracts, and from national programs contracts. Gross profit margin was 29.7% in fiscal 2008 compared to 20.0% in fiscal 2007. The increase in gross profit margin was primarily attributable to increases in the sales of higher margin license revenue on the GPS OCX contract.

Commercial Systems gross profit was $9.6 million in fiscal 2008, a decrease of $0.8 million, or 9.2%, compared to $10.4 million in fiscal 2007. The slight increase in gross profit was primarily attributable to increases in revenue from SAT, offset by lower profit on command and control work and from our Newpoint subsidiary. Gross profit margin was 33.4% in fiscal 2008 compared to 39.7% in fiscal 2007. The decrease in gross profit margin was primarily attributable to higher overhead support costs.

Space Communications Systems gross profit was $25.7 million in fiscal 2008, an increase of $7.2 million, or 39.0%, compared to $18.5 million in fiscal 2007. The increase in gross profit was primarily attributable to the increases in revenue in this segment. Gross profit margin was 44.4% in fiscal 2008 compared to 43.2% in fiscal 2007. The increase in gross profit margin was primarily attributable to an increase in the number of high margin contracts in fiscal 2008 compared to fiscal 2007.

Operating Expenses

Fiscal 2008 operating expenses increased 38.0% to $35.1 million as compared to $25.5 million in fiscal 2007. The increase was primarily attributable to higher labor and related expenses due to an increase in support and infrastructure headcount and higher professional services fees, including accounting fees, legal fees associated with International Traffic in Arms Regulation (“ITAR”) compliance, professional fees associated with infrastructure development projects, and professional fees associated with compliance-related activities.

Government Systems operating expenses increased by $6.6 million for fiscal 2008 compared to fiscal 2007 principally due to an increase in the allocation of corporate SG&A expenses and higher salary and related expense for marketing and business development activities.

Commercial Systems operating expenses decreased by approximately $0.1 million for fiscal 2008 compared to fiscal 2007 due to an increase in the allocation of corporate SG&A expenses.

Space Communications Systems operating expenses for fiscal 2008 increased by approximately $3.3 million compared to fiscal 2007. The increase is primarily attributable to higher salary and related expense, due to an increase in headcount and higher professional fees relating to legal services associated with our ITAR compliance program development, offset by lower marketing expense, which includes bid and proposal costs, R&D expense, and intangible asset amortization expense.

Other Income, Net

Other income, net decreased by $2.0 million in fiscal 2008 compared to fiscal 2007, mostly due to lower interest income on marketable securities and overnight investments. The decrease in interest income in marketable securities was due to the sale of $40.7 million of marketable securities during the fourth quarter 2007. The proceeds from this sale were used to purchase shares of our common stock in a tender offer. Additionally, during the second quarter 2008, we used $23.5 million of cash to repurchase shares of our common stock from Fursa Alternative Strategies, LLC, which decreased the amount of cash available for overnight investment.

Income Tax Expense

We recorded income tax expense of $7.1 million in fiscal 2008 and $6.3 million in fiscal 2007. Included in fiscal 2008 income tax expense is $1.8 million of non-recurring tax credit for tax deductible research and development expenditures that were incurred in prior fiscal years. We have filed amended tax returns associated with this tax credit. The increase in income tax expense was primarily due to an increase in taxable income. The effective tax rates, net of the R&D tax credit for fiscal 2008 and fiscal 2007 were 28.2% and 32.9%, respectively.

Net Income

Net income was $18.2 million in fiscal 2008 as compared to $12.8 million in fiscal 2007. The increase in net income in fiscal 2008 as compared to fiscal 2007 primarily related to higher operating income and the R&D tax credit.

Fiscal Year Ended September 30, 2007 (Fiscal 2007) Compared To Fiscal Year Ended September 30, 2006 (Fiscal 2006)

Revenue

Fiscal 2007 consolidated revenue increased 10.4% to $128.7 million as compared to $116.5 million in fiscal 2006. The increase in revenue was primarily related to the following:

Government Systems revenue was $67.7 million in fiscal 2007, an increase of $10.4 million or 18.0%, compared to $57.3 million in fiscal 2006. In fiscal 2007, our Government Systems segment represented 52.6% of total revenue, compared to 49.2% in fiscal 2006. The increase in revenue in this segment in fiscal 2007 was primarily attributable to revenue increases of $9.3 million from our contracts with the U.S. Air Force and $3.5 million from recent contract awards with the U.S. government, partially offset by a decrease in revenue of $1.7 million relating to NOAA.

Commercial Systems revenue was $26.1 million in fiscal 2007, an increase of $3.8 million or 16.7%, compared to $22.3 million in fiscal 2006. In fiscal 2007, our Commercial Systems segment represented 20.3% of total revenue, compared to 19.2% in fiscal 2006. The increase in revenue for this segment in fiscal 2007 was primarily attributable to revenue increases from new contract awards, in particular from the U.S. Army, and increased shipments to customers from SAT and Newpoint.

Space Communications Systems revenue was $42.8 million in fiscal 2007, a decrease of $1.6 million or 3.7%, compared to $44.4 million in fiscal 2006. In fiscal 2007, our Space Communications Systems segment represented 33.3% of total revenue, compared to 38.1% in fiscal 2006. The decrease in revenue for this segment in fiscal 2007 was primarily attributable to decreases in product shipments to customers of Lumistar.

Gross Profit

Our gross profit can vary significantly depending on the type of product or service provided. Generally, license and maintenance revenues related to the sale of our COTS software products have the highest gross profit margins due to minimal incremental costs to produce. By contrast, gross margins for equipment and subcontractor costs are typically lower. Engineering services gross margins are typically in the 20% range or higher.

Gross profit was $42.3 million in fiscal 2007, an increase of $4.5 million, or 12.0%, compared to $37.8 million in fiscal 2006. The increase in gross profit in fiscal 2007 was primarily attributable to our Government Systems and Commercial Systems segments.

Government Systems gross profit was $13.5 million in fiscal 2007, an increase of $3.3 million, or 32.0%, compared to $10.2 million in fiscal 2006. The increase in gross profit was primarily attributable to the increase in revenues.

Commercial Systems gross profit was $10.4 million in fiscal 2007, an increase of $1.6 million, or 18.9%, compared to $8.7 million in fiscal 2006. The increase in gross profit is primarily attributable to increases in revenue from SAT and Newpoint, partially offset by decreases in revenue relating to the command and control work.

Space Communications Systems gross profit was $18.5 million in fiscal 2007, a decrease of $0.1 million, or 0.7%, compared to $18.6 million in fiscal 2006. The decrease in gross profit in fiscal 2007 was primarily attributable to a decrease in revenue.

Operating Expenses

Fiscal 2007 operating expenses increased 25.7% to $25.5 million as compared to $20.3 million in fiscal 2006. The increase was primarily attributable to higher legal cost of approximately $2.2 million associated with the previously disclosed SEC investigation, higher stock-based compensation cost, due diligence expenses associated with the previously announced exploration of strategic alternatives, state tax allocation, and selling expenses, including bid and proposal expense.

Government Systems operating expenses increased by $3.2 million for fiscal 2007 compared to fiscal 2006 principally due to an increased allocation of corporate expenses and increased bid and proposal expenses related to a significant new business opportunity with the U.S, Air Force.

Commercial Systems operating expenses increased by approximately $1.1 million for fiscal 2007 compared to fiscal 2006. The increase is primarily attributable to an increased allocation of corporate expenses.

Space Communications Systems operating expenses increased by approximately $0.8 million for fiscal 2007 compared to fiscal 2006 The increase is primarily attributable to higher selling, general, and administrative expense, which includes bid and proposal costs, offset by lower R&D expense and intangible amortization expense.

Other Income, Net

Other income, net increased by $0.4 million in fiscal 2007 compared to fiscal 2006, mostly as a result of increased interest income related to higher interest rates and an increase in the amount of funds invested.

Income Tax Expense

We recorded income tax expense of $6.3 million in fiscal 2007 and $7.1 million in fiscal 2006. The decrease in income tax expense related primarily to a decrease in the effective tax rate from 36.5% for fiscal 2006 compared to 32.9% for fiscal 2007. The decrease in the effective tax rate was primarily related to the tax benefit realized during fiscal 2007 related to the adjustment of deferred tax assets as of September 30, 2006 to the deferred tax asset per the tax return filed for the corresponding period.

Net Income

Net income was $12.8 million in fiscal 2007 as compared to $12.3 million in fiscal 2006. The increase in net income in fiscal 2007 as compared to fiscal 2006 related primarily to lower tax expense and higher other income, offset by lower operating income.

We believe that inflation did not have a material impact on our revenues or income from operations in fiscal years 2008, 2007, and 2006.

Fiscal 2009 Outlook

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

We realized record revenue and earnings in fiscal 2008 and significantly exceeded the original estimates for fiscal 2008 that we issued near the end of fiscal 2007. Our financial performance was better than expected due to several new firm contract commitments, higher demand for our products and services, favorable tax treatment for the prior year’s R&D expenditures and solid performance on all of our existing contracts.

We expect to achieve comparable earnings per share results in fiscal 2009. Our backlog remains solid due to (i) several long term government programs including the RAIDRS, CCS-C, and a classified program and (ii) higher backlog in our Commercial Systems segment from recent new contract awards, which include the Protostar and RASCOM projects and (iii) continued demand for our digital processing and signal navigation test equipment.

As a result of these items and other potential awards that we are tracking, we expect revenue to grow approximately 10% in fiscal 2009 over fiscal 2008. We are pursuing considerable new opportunities in our pipeline that could dramatically increase our revenue, including a potential award of the GPS OCX Phase B contract, certain classified programs that we are seeking by our Government Systems segment, a certain government program for our Space Communications Systems segment that we are seeking (and which we understand may be awarded earlier than initially scheduled) and several international opportunities that we are tracking. Gross profit as a percent of revenue is expected to be flat in 2009 compared to 2008 primarily due to higher subcontract and other direct costs on existing projects in 2009 and higher license sales in fiscal 2008.

Operating income is expected to be slightly lower in 2009 due to $3.6 million of additional non-cash stock compensation costs in 2009 as a result of the option grants awarded late in 2008, investments expected to be made in new facilities including our new corporate headquarters in Columbia, Maryland in April 2009 and expansions in Colorado Springs and other areas to support our growing government operations. Additionally, we are investing significantly in marketing and business development activities with an emphasis on strategic growth to enhance our current customer relationships and build new ones for the future. Finally, we will have a full year of costs for the many improvements we made during fiscal 2008, and plan to continue to make in fiscal 2009 in systems, personnel, and processes, for infrastructure operations including accounting, human resources, information stock systems, contracts, procurement, and quality assurance.

Interest income is expected to be slightly higher in 2009 due to an anticipated steady increase in the amount of available cash for investment purposes. Income tax expense is expected to be significantly higher in 2009 due to the non-recurring recovery of R&D tax credits in fiscal 2008. As a result of all of these factors, earnings are expected to be approximately $1.01 on a per share basis in fiscal 2009.

During the first quarter of 2009, we realigned our Space Communications Systems segment to include the operations of our SAT subsidiary. The signal monitoring products sold by SAT are better aligned with the product offerings of the Space Communications Systems segment. SAT was previously included in the Commercial Systems segment.

In summary, we believe that fiscal 2009 will be another successful year for revenue and earnings as we continue to implement our strategy of growing the company through aggressive marketing and business development campaigns, improved public communications, improved infrastructure, new senior management and increased investments in R&D efforts.

Liquidity and Capital Resources

We have been routinely profitable on an annual basis and have generally financed our working capital needs through funds generated from income from operations, supplemented by borrowings under our general line of credit facility with a commercial bank when necessary.

For fiscal 2008, operating activities provided us with $10.9 million of cash, primarily as a result of net income, depreciation and amortization, accounts receivable, accrued expenses, deferred revenue balances, and stock based compensation expense. Partially offsetting our cash from operations were higher unbilled revenue, deferred contract cost, income tax receivable, and inventory. We invested $4.7 million to purchase fixed assets (principally leasehold improvements and new computers and equipment), restricted cash decreased $0.5 million due to a decrease in the amount of restricted cash relating to customer projects for which work was completed. Our financing activities included the use of $23.5 million in cash to repurchase shares of our common stock from Fursa Alternative Strategies, LLC, and we received $6.6 million in proceeds from the issuance of common stock upon exercise of stock options.

For fiscal year 2007, operating activities provided us $13.6 million of cash primarily as a result of net income, depreciation and amortization, accounts payable, and billing in excess of revenue, partially offset by a higher accounts receivable balances. We generated $35.5 million in investing activities while using $49.8 million for financing activities. Included in our investing activities was $40.7 million for the sale of marketable securities, primarily to convert such investments to cash in order to repurchase shares of our common stock in the September 2007 tender offer, partially offset by $1.4 million for the purchase of fixed assets (principally new computers and equipment). Included in our financing activities is $51.9 million to repurchase shares of our common stock, primarily related to the repurchase of shares of our common stock in the tender offer in September 2007.

For fiscal year 2006, operating activities provided us $19.9 million of cash primarily as a result of net income, depreciation and amortization, and lower accounts receivable and income tax receivable balances, partially offset by lower accrued expense and billings in excess of revenue for contracts in progress. We used $20.7 million in investing activities while financing activities provided $0.5 million. Included in our investing activities was $9.0 million for the construction of a new headquarters building for our wholly-owned subsidiary RT Logic, $4.9 million for the acquisition of substantially all of the assets of Lumistar, LLC, and $1.7 million for the purchase of fixed assets (principally new computers and equipment). Included in our financing activities was $8.9 million in proceeds from the issuance of common stock which was partially offset by $7.3 million we used to repurchase shares of our common stock during the period, including $6.4 million relating to the repurchase of shares from Lumistar, LLC.

During fiscal year 2008, we had access to a line of credit facility through which we could borrow up to $25.0 million unsecured, including a sub-facility of $10 million for the issuance of letters of credit. Borrowings under the facility accrue interest at the one-month London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 1.5% to 2.4% depending on our ratio of funded debt to earnings before interest, taxes and depreciation (“EBITDA”). We are required to pay a fee on the undrawn amount of the facility from time to time, at a rate of 0.20% to 0.25% per annum, depending on our ratio of funded debt to EBITDA, and payable quarterly. The credit agreement has certain financial covenants, including the maintenance of a maximum ratio of funded debt to EBITDA of 2.5 to 1.0 and a minimum fixed charge coverage ratio of 1.25 to 1, and expires on December 31, 2010. The credit agreement contains customary covenants, including affirmative covenants that require, among other things, certain financial reporting by us, and negative covenants that, among other things, restrict our ability to incur additional indebtedness, incur encumbrances on assets, reorganize, consolidate or merge with any other company, and make acquisitions and stock repurchases. The credit agreement also contains customary events of default, including a cross-default to other indebtedness by us. Failure by us to comply with such covenants, or the occurrence of any other event of default, could result in the acceleration of any loans or other financial obligations of by us under the credit agreement and the termination of the facility. The availability of loans and letters of credit under the facility is subject to customary conditions, including the material accuracy of certain representations and warranties by us and no default continuing under the credit agreement. We have not borrowed under this credit facility.

During fiscal 2007, we paid $3.1 million in dividends. On December 5, 2007, the Board decided to cease the payment of dividends for the foreseeable future beginning with fiscal 2008 and future years in order to maximize our ability to invest in future R&D, marketing, and business development efforts and strategic acquisition efforts that, in the Board’s opinion, will result in a greater return for our shareholders. As we contemplate these strategic efforts to grow our Company, the Board will continue to evaluate the most effective measures that it can take to maximize shareholder value.

We currently anticipate that our current cash balances, amounts available under our line of credit, and net cash provided by operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Contractual Commitments

The following tables reflect our contractual obligations and other commitments as of September 30, 2008 (amounts in thousands):

	Payments Due by Period
	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Contractual Obligations
Operating leases	$56,580	$3,646	$10,100	$11,170	$31,664
Capital leases	$56	$12	$24	$20	—

Total	$56,636	$3,658	$10,124	$11,190	$31,664

	Amount of Commitment Expiration Per Period
	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Other Commitments
Letters of credit	$1,689	$34	$1,655	$0	$0

Off-Balance Sheet Arrangements

We have no “off-balance sheet arrangements” as such term is defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While we currently do not have significant European operations, our customer base is expanding outside the United States and therefore certain contracts now and in the future will likely be denominated in currencies other than the U.S. dollar. As a result, our financial results could be affected by factors such as foreign currency exchange rates for contracts denominated in currencies other than the U.S. dollar. To mitigate the effect of changes in foreign currency exchange rates, we may hedge this risk by entering into forward foreign currency contracts. As of September 30, 2008, virtually all of our contracts were denominated in U.S. dollars, and we did not have any outstanding hedge agreements. As we enter into new foreign currency based contracts in the future, we may employ hedging contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Integral Systems, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Integral Systems, Inc. and subsidiaries. as of September 30, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integral Systems, Inc. and subsidiaries at September 30, 2008, and the consolidated results of its operations and its cash flows for year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Integral Systems, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 22, 2008 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

December 22, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Integral Systems, Inc. and subsidiaries

We have audited Integral Systems, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Integral Systems, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•

Management has determined that the Company did not maintain effective controls over the completeness, accuracy, existence, valuation and disclosure of revenue, cost of revenue, accounts receivable, unbilled revenue, deferred contract costs, and deferred revenue. Accordingly, there was a material weakness in internal controls over the Company’s revenue recognition process. This material weakness resulted in numerous audit adjustments and restatements of the unaudited consolidated financial statements for the three-month periods ended December 31, 2007, March 31, 2008 and June 30, 2008.

•

Management determined that the Company lacked sufficient qualified personnel to monitor the operating effectiveness of internal controls and the effective completion of more complex accounting and financial reporting processes. This inadequate level of skilled resources resulted in several accounting processes not being completed effectively or on a timely basis and ineffective oversight of the Company’s subsidiary locations. Accordingly, there was a material weakness in internal controls over monitoring the Company’s financial statement close and financial reporting processes.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal year 2008 consolidated financial statements and this report does not affect our report dated December 22, 2008 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Integral Systems, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

/s/ Ernst & Young LLP

McLean, Virginia

December 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Integral Systems, Inc.

We have audited the accompanying consolidated balance sheets of Integral Systems, Inc. (“the Company”), as of September 30, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended September 30, 2007 and 2006. We have also audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that the Company maintained effective internal control over financial reporting as of September 30, 2007 and 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A(b). Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007, and the results of its operations and its cash flows for the years ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007 and 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ Bernstein & Pinchuk LLP

New York, NY

November 21, 2007

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2008	September 30, 2007
Assets
Current assets:
Cash and cash equivalents	$15,026	$23,894
Marketable securities	—	568
Accounts receivable, net of allowance for doubtful accounts of $9 at September 30, 2008 and $170 at September 30, 2007	16,688	19,208
Unbilled revenues	18,656	16,530
Prepaid expenses and other current assets	2,542	2,636
Income tax receivable	4,782	541
Deferred contract costs	6,558	—
Inventory	7,237	5,145

Total current assets	71,489	68,522
Property and equipment, net	17,634	15,234
Goodwill	51,414	51,304
Intangible assets, net	—	22
Software development costs, net	—	198
Other assets	6,666	781

Total assets	$147,203	$136,061

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,163	$7,834
Accrued expenses	16,650	11,092
Deferred revenues	12,403	10,588

Total current liabilities	36,216	29,514
Other non-current liabilities	946	—

Total liabilities	37,162	29,514
Commitment and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 80,000,000 shares authorized, and 17,246,034 and 18,762,344 shares issued and outstanding at September 30, 2008 and 2007, respectively	173	188
Additional paid-in capital	62,608	60,813
Retained earnings	47,249	45,537
Accumulated other comprehensive income	11	9

Total stockholders’ equity	110,041	106,547

Total liabilities and stockholders’ equity	$147,203	$136,061

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended September 30,
	2008	2007	2006
Contract revenue	$160,170	$128,654	$116,531
Cost of revenue	99,948	86,308	78,722

Gross profit	60,222	42,346	37,809
Operating expense:
Selling, general & administrative	32,105	23,007	17,622
Research & development	3,021	2,447	2,631
Income from operations	25,096	16,892	17,556
Other income, net	211	2,236	1,865

Income before income tax	25,307	19,128	19,421
Provision for income taxes	7,133	6,302	7,082

Net income	$18,174	$12,826	$12,339

Weighted average number of common shares:
Basic	17,813	21,968	21,782
Diluted	18,008	21,986	22,008
Net income per share:
Basic	$1.02	$0.58	$0.57
Diluted	$1.01	$0.58	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands of dollars)

	Number of shares	Common stock at par value	Additional paid-in capital	Retained Earnings	Accumulated other comprehensive income (loss)	Total
Balance September 30, 2005	20,895,246	$208	$91,859	$28,576	$43	$120,686
Comprehensive income:
Net income	—	—	—	12,339	—	12,339
Cumulative currency translation adjustment	—	—	—	—	121	121

Total comprehensive income	—	—	—	—	—	12,460
Repurchase of common stock shares	(91,800)	(2)	(387)	(504)	—	(893)
Shares issued to acquire net assets of Lumistar LLC	449,862	4	4,730	—	—	4,734
Repurchase of Lumistar LLC shares	(449,862)	(4)	(4,730)	(1,678)	—	(6,412)
Shares issued for RT Logic earnout	342,792	4	3,802	—	—	3,806
Stock issued upon exercise of stock options	928,574	10	8,856	—	—	8,866
Tax benefit on the exercise of stock options	—	—	1,200	—	—	1,200
Stock-based compensation	—	—	450	—	—	450
Dividends paid, $0.05 per share	—	—	—	(2,195)	—	(2,195)

Balance September 30, 2006	22,074,812	220	105,780	36,538	164	142,702

Comprehensive income:
Net income	—	—	—	12,826	—	12,826
Realized gain on foreign currency exchange	—	—	—	—	(130)	(130)
Cumulative currency translation adjustment	—	—	—	—	(25)	(25)

Total comprehensive income	—	—	—	—	—	12,671
Stock issued upon exercise of stock options	482,712	6	4,862	—	—	4,868
Repurchase of common stock shares	(3,795,180)	(38)	(51,185)	(690)	—	(51,913)
Stock-based compensation	—	—	949	—	—	949
Tax benefit on the exercise of stock options	—	—	407	—	—	407
Dividends paid, $0.07 per share	—	—	—	(3,137)	—	(3,137)

Balance September 30, 2007	18,762,344	188	60,813	45,537	9	106,547

Comprehensive income:
Net income	—	—	—	18,174	—	18,174
Cumulative currency translation adjustment	—	—	—	—	2	2

Total comprehensive income	—	—	—	—	—	18,176
Stock issued upon exercise of stock options	613,634	6	6,547	—	—	6,553
Repurchase of common stock shares	(2,129,944)	(21)	(7,028)	(16,462)	—	(23,511)
Stock-based compensation	—	—	1,118	—	—	1,118
Tax benefit on the exercise of stock options	—	—	1,158	—	—	1,158

Balance September 30, 2008	17,246,034	$173	$62,608	$47,249	$11	$110,041

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	2008	2007	2006
Cash flows from operating activities:
Net income	$18,174	$12,826	$12,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,569	2,980	3,949
Bad debt expense	(161)	(10)	45
Stock-based compensation	1,118	949	451
Tax benefit on the exercise of stock options	(1,195)	(407)	(1,200)
Provision for deferred income taxes	(360)	(480)	(399)
Changes in operating assets and liabilities
Accounts receivable	2,687	(6,591)	8,838
Unbilled revenues	(8,240)	444	174
Prepaid expenses and other current assets	601	(266)	(455)
Deferred contract costs	(6,558)	—	—
Inventories	(2,092)	(1,233)	(891)
Income taxes receivable	(2,137)	174	702
Accounts payable	(621)	3,504	(2,401)
Accrued expenses	5,430	(547)	(2,348)
Deferred revenue	1,781	2,298	1,111
Other	(89)	8	—

Net cash provided by operating activities	10,907	13,649	19,915
Cash flows from investing activities:
Decrease in restricted cash	510	—	—
Purchases of marketable securities	—	(3,122)	(20,100)
Sales of marketable securities	—	40,717	14,721
Proceeds from collections on notes receivable	200	195	308
Acquisition of fixed assets	(4,721)	(1,410)	(1,701)
Construction of building	—	(891)	(8,998)
Proceeds from the sale of property and equipment	—	10	—
Acquisition of Lumistar, net of cash received	—	—	(4,923)

Net cash (used in) provided by investing activities	(4,011)	35,499	(20,693)
Cash flows from financing activities:
Proceeds from issuance of common stock	6,553	4,867	8,866
Tax benefits of stock option exercises	1,195	407	1,200
Repurchase of common stock shares	(23,511)	(51,913)	(892)
Lumistar stock repurchase	—	—	(6,413)
Dividend payments	—	(3,136)	(2,195)
Proceeds from note payable	—	—	5,659
Repayment of note payable	—	—	(5,659)
Payments on capital lease obligations	(10)	—	(25)

Net cash (used in) provided by financing activities	(15,773)	(49,775)	541
Net decrease in cash and cash equivalents	(8,877)	(627)	(237)
Effect of exchange rate changes on cash	9	(138)	121
Cash and cash equivalents—beginning of year	23,894	24,659	24,775

Cash and cash equivalents—end of year	$15,026	$23,894	$24,659

Supplemental disclosures of cash flow information:
Income taxes paid	$10,011	$6,588	$6,995
Interest expense paid	$18	$29	$186

Supplemental schedule of noncash investing and financing activities:

A capital lease obligation of $48 was incurred when we entered into a lease for new equipment in 2008.

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2008, 2007 and 2006

1.	Description of Business

Integral Systems, Inc. (the “Company”, “We”, “Us”, “Our”, “Integral Systems”), a Maryland corporation incorporated in 1982, provides complex solutions for satellite command and control, integration and test, data processing, signals analysis, and flight simulation. We design, develop, and integrate sophisticated solutions and provide services related to satellite ground systems and other communications and networking equipment. We believe that our integration capability is unique, as we have developed and own the key technologies used in our solutions. By controlling pivotal technologies, we believe that we are able to provide solutions at significantly lower risk and cost on accelerated schedules as compared to our competitors. Since our founding in 1982, we have supported more than 200 different satellite missions for both commercial and government customers who perform communications, science, meteorology, and earth resource applications and our systems are fielded worldwide. Integral Systems’ state of the art technology, algorithms, signals processing and integration processes are based on a commercial model that we have used to bring efficiencies into the U.S. government market, which is now our largest source of revenue. We believe that our blend of commercial and government customers, mature systems integration methodologies, and mix of software and hardware products position us for sustained growth.

We are organized and report financially in three operating segments: Government Systems, Commercial Systems and Space Communications Systems. Through our Government Systems segment, we provide ground systems products and services to the U.S. federal government. It is currently our largest segment in terms of revenue and consists of our core command and control business for government applications. Its primary customer is the U.S. Air Force.

Through our Commercial Systems segment, we provide ground systems products and services to commercial enterprises and international organizations. It consists of our core command and control business for commercial applications and three of our wholly-owned subsidiaries, SAT Corporation (“SAT”), Newpoint Technologies, Inc. (“Newpoint”), and Integral Systems Europe S.A.S. (“ISI Europe”). SAT and Newpoint offer complementary ground systems components and systems. These include turnkey systems, hardware and software for satellite and terrestrial communications signal monitoring, network and ground equipment monitoring, and control and satellite data processing. ISI Europe, in Toulouse, France, serves as the focal point for the support of all of our European business. ISI Europe pursues ground systems business in Europe and Africa for command and control, signal monitoring, and network management using our products.

Our Space Communications Systems segment includes our wholly-owned subsidiary, Real Time Logic, Inc. (“RT Logic”) and Lumistar, Inc. (“Lumistar”), a wholly-owned subsidiary of RT Logic. RT Logic designs and builds satellite communications equipment and systems, primarily for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories, and military range operations. Lumistar provides system level and board level telemetry products.

Our structure allows us to address a wide variety of customer needs from complete turn-key installations to targeted technology insertions into existing systems. This provides us with the ability to capture margins at each point in the value chain – from products to solutions – driving a consolidated margin that we believe is higher than traditional system integrators.

2.	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 30, 2008, 2007 and 2006

(b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses recognized during the reporting period. Significant estimates and judgments made by our management include: (i) estimates of profits and losses on contracts in process, (ii) recovery of long-term assets, including goodwill, (iii) accrual of estimated liabilities, and (iv) contingencies and litigation. Actual results could differ from those estimates.

(c)	Reclassifications

Certain amounts for 2007 and 2006 have been reclassified to conform to the presentation for 2008. These reclassifications consist of the presentation of production amortization expense and cost associated with development and support of our licensed software, which are now being classified as a cost of revenue, and reclassification of certain other expense as selling, general, and administrative expense. During the first quarter of 2008, we realigned our operating segments from four segments to three segments, eliminating the Corporate segment, to conform to the way we are now internally managing our business. See Note 16. These reclassifications did not impact net income or net income per share. Certain amounts on the balance sheet have been reclassified, primarily relating to other current assets, accounts payable, accrued expenses, and billings in excess of revenue for contracts in progress.

(d)	Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents. The carrying value of cash and cash equivalents approximated fair value.

(e)	Restricted Cash

ISE Europe holds cash at a depository institution that is restricted related to (i) the building lease and (ii) customer projects in case of nonperformance. Currently, we do not have access to the cash and have classified it as restricted cash in our consolidated balance sheet with $26 thousand recorded in long-term other assets as it relates to the building lease (the Company does not expect to have access to the cash until at least 2011) and $78 thousand in prepaid and other current assets as it relates to customer projects that are expected to be completed within one year.

(f)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the amount invoiced and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses from the existing accounts receivable. We determine the allowance based on historical experience, review of specific accounts, and significant past due balances of greater than three months. Account balances are written off against the allowance after all reasonable means of collection have been exhausted and recovery is considered remote.

(g)	Inventories

Inventories consist primarily of raw materials and finished goods (which include raw materials and direct labor). Inventories are valued at the lower of cost or market. We determine cost on the basis of the weighted average cost or first-in-first-out method. We did not have a reserve for obsolescence at September 30, 2008 and 2007. Inventories consist of the following as of September 30:

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 30, 2008, 2007 and 2006

	2008	2007
	(in thousands)
Finished Goods	$740	$—
Raw Materials	6,497	5,145

Total	$7,237	$5,145

(h)	Software Development Costs To Be Sold

Software development costs are capitalized in accordance with FAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed. We capitalize both purchased software that is ready for resale and costs incurred internally for software development projects from the time technological feasibility is established. Capitalized software development costs are reported at the lower of unamortized cost or estimated net realizable value. Upon the general release of the software to customers, capitalized software development costs for the products are amortized over the greater of the ratio of gross revenues to expected total revenues of the product or on the straight-line method of amortization over the estimated economic life of the product, which ranges from three to five years.

(i)	Property and Equipment

Property and equipment are stated at cost and depreciated using the straight line method based on the estimated useful lives, which are as follows:

Classification	Estimated Useful Lives
Electronic equipment	5 to 10 Years
Furniture and fixtures	5 Years
Leasehold improvements	Life of lease
Software and computer equipment	3 Years
Building Capital leased assets	39 Years Life of lease

We capitalize software development costs in accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). Direct costs of time and material incurred for the development of application software for internal use are capitalized and amortized using the straight-line method over the estimated useful life of the software, ranging from three to five years.

Maintenance and repair costs that do not extend the lives of the assets are expensed as incurred, while replacements and betterments are capitalized. At the time properties are retired or otherwise disposed of, the property and related accumulated depreciation or amortization accounts are relieved of the applicable amounts and any resulting gain or loss is credited or charged to income.

(j)	Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we evaluate the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 30, 2008, 2007 and 2006

flows are less than its carrying value. We measure impairment based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. We determined that no impairment of long-lived assets existed at September 30, 2008 and 2007.

Assets to be disposed of would be separately presented in our consolidated balance sheet and reported as the lower of the carrying amount or fair value less costs to sell, and would be no longer depreciated.

(k)	Goodwill and Other Intangible Assets

Goodwill represents the excess of acquisition costs over the fair value of assets acquired, including identified intangible assets, net of liabilities acquired. We follow the provisions of Statement of Financial Accounting Standards No. 142 (SFAS No. 142) “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, goodwill is tested for impairment on an annual basis or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We are required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is determined using a multiple of earnings valuation technique and, in certain cases, a discounted cash flow technique. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, we would be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In determining the reporting units, we consider the way businesses are managed and the nature of those businesses. We have established our reporting units at the segment level. We determined that no impairment of recorded goodwill existed at September 30, 2008.

We perform an impairment test annually, or more often if circumstances dictate, of our indefinite-lived intangible assets. Intangible assets that have finite useful lives are amortized over those useful lives. We determined that no impairment of recorded intangible assets existed at September 30, 2008.

(l)	Research and Development

Research and development costs are expensed as incurred in performing research and development activities. These costs are primarily comprised of salaries and benefits.

(m)	Shipping and Handling Costs

We include costs related to shipping and handling in cost of revenue for all periods presented.

(n)	Revenue

Contract Revenue

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable, and collectibility is reasonably assured. We earn revenue from three types of arrangements: (1) contracts that include software, hardware and engineering services to build satellite ground and communications equipment and systems, (2) software and services (typically post-contract support services (“PCS”)) and (3) software only sales. Typically contracts are cost-plus fixed fee or award fee, fixed fee or time and material contracts.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 30, 2008, 2007 and 2006

We recognize software license arrangements that include significant modification and customization of the software in accordance with AICPA Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions by applying the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Such software license arrangements are generally included in our system build revenue, which is recognized using the percentage-of-completion method. Under the percentage-of-completion method, management estimates the percentage of completion based upon the costs incurred as a percentage of the total estimated costs to complete. When total cost estimates exceed revenue, we accrue for the estimated losses immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs.

Incentives and award payments are included in estimated total contract value used in the percentage-of-completion method when the realization of such amounts is deemed probable upon achievement of certain defined goals. Estimates of total contract revenue and costs are continuously monitored during the terms of the contracts and are subject to revision as the contracts progress. When revisions in estimated contract revenue and costs are determined, such adjustments are recorded in the period in which they are first identified. Revenue arrangements entered into with the same customer that are accounted for under SOP 81-1 are accounted for on a combined basis when they: (i) are negotiated as a package with an overall profit margin objective; (ii) essentially represent an agreement to do a single project; (iii) involve interrelated activities with substantial common costs; and (iv) are performed concurrently or sequentially.

When we enter into multiple-element software arrangements, which may include any combination of hardware, software or services, we allocate the total revenue to be earned under the arrangement among the various elements based on their relative fair value. For software, and elements for which software is essential to the functionality, the allocation is based on vendor-specific objective evidence (VSOE) of fair value. VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately, and for software license updates and software support services it is based upon the rates when renewed. There may be cases in which there is VSOE of fair value of the undelivered elements but no such evidence for the delivered elements. In these cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered elements equals the total arrangement consideration less the aggregate VSOE of fair value of the undelivered elements. We have established VSOE on our post contract support services and recognize revenue on this element straight line over the period of performance. We recognize revenue on delivered elements only if: (i) any undelivered products or services are not essential to the functionality of the delivered products or services, (ii) we have an enforceable claim to receive the amount due in the event it does not deliver the undelivered products or services, (iii) there is evidence of the fair value for each undelivered product or service, and (iv) the revenue recognition criteria otherwise have been met for the delivered elements. Otherwise, revenue on delivered elements is recognized when the undelivered elements are delivered.

Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus an estimate of the applicable fees earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Revenue for general services or non-software product sales are recognized as work is performed or products delivered and amounts are earned in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 30, 2008, 2007 and 2006

Recognition (“SAB 104”). We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectibility is reasonably assured. Depending on the specific contractual provisions and nature of the deliverable, revenue may be recognized on a straight-line-basis over the service period, on a proportional performance model based on level of effort, as milestones are achieved or when final deliverables/products have been delivered. Revenue arrangements entered into with the same customer that are accounted for under SAB 104 are accounted for on a combined basis when they are entered into at or near the same time, unless it is clearly evident that the contracts are not related to one another.

Revenue includes reimbursements of travel and out-of-pocket expenses with equivalent amounts of expense recorded in other direct contract expenses. In addition, we generally enter into relationships with subcontractors where it maintains a principal relationship with the customer. In such instances, subcontractor costs are included in revenue with offsetting expenses recorded in other direct contract expenses.

Unbilled revenue consists of recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients as of the balance sheet date. Management anticipates that the collection of these amounts will occur within one year of the balance sheet date with the exception of $6.1 million of the unbilled revenue balance which has been classified in long-term assets on the consolidated balance sheet. Billings in excess of revenue recognized for which payments have been received are recorded as deferred revenue until the applicable revenue recognition criteria have been met.

Deferred Contract Costs

Deferred contract costs consist of contractually recoverable material purchases for product that will be used in long-term contracts that were purchased up-front due to a variety of reasons. These costs include direct and incremental costs incurred prior to using the materials in production and/or installation. We review deferred contract costs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. All amounts are currently expected to be recovered.

Cost of Revenue

Cost of revenue includes internal professional compensation and other direct contract expenses, as well as costs attributable to the support of client service professional staff, depreciation and amortization costs related to assets used in revenue-generating activities, bad debt expense relating to accounts receivable, and other costs attributable to serving our client base. Professional compensation consists of payroll costs and related benefits including stock-based compensation and bonuses. Other direct contract expenses include costs directly attributable to client engagements, such as out-of-pocket costs including travel and expenses, costs of hardware and third-party software and costs of subcontractors.

(o)	Stock-based Compensation

On October 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”) which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Under SFAS No. 123R, share-based compensation cost is determined at the grant date using an option pricing model. The value of the award that is ultimately expected to vest is recognized as expense on a straight line basis over the employee’s requisite service period. The Company

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 30, 2008, 2007 and 2006

2.	Summary of Significant Accounting Policies (continued)

adopted SFAS No.123R using the modified prospective method. Under this method, prior periods are not restated for comparative purposes. Rather, compensation for awards outstanding, but not vested, at the date of adoption using the grant date value determined under SFAS No. 123, Accounting for Share-Based Compensation, as well as new awards granted after the date of adoption using the grant date value under SFAS No. 123R are recognized as expense in the statement of operations over the remaining service period of the award.

We have estimated the fair value of each award using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price.

Share-based compensation expense recognized under SFAS No. 123R for the years ended September 30, 2008, 2007 and 2006, respectively, was $1.1 million, $0.9 million, and $0.5 million as selling, general, and administrative expense in the accompanying Consolidated Statements of Operations.

(p)	Income Taxes

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

On October 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a “more-likely-than-not” threshold for the recognition and derecognition of tax positions, providing guidance on the accounting for interest and penalties relating to tax positions, and requires that the cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance sheet of retained earnings or other appropriate components of equity or net assets in the statement of financial position. We did not have any significant unrecognized tax benefits and there was no material effect on our financial condition or result of operations as a result of implementing FIN 48.

(q)	Foreign Currency Translation

The income statements of our foreign subsidiary have been translated to U.S. dollars using the average currency exchange rates in effect during the relevant period. The balance sheets have been translated using the currency exchange rate as of the end of the accounting period. The impact of currency exchange rate changes on the translation of the balance sheets are included in comprehensive income and are classified as accumulated other comprehensive income in shareholders’ equity.

(r)	Net Income (Loss) Per Share

We apply SFAS No. 128, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic net income per share is calculated by dividing net income by the weighted average

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 30, 2008, 2007 and 2006

number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the diluted weighted average common shares, which reflects the potential dilution of stock options and contingently issuable shares that could share in our income if the securities were exercised. On August 13, 2008, our Board of Directors authorized a stock split that was effected in the form of a stock dividend, for which one share of our common stock was distributed for each one share of common stock issued and outstanding on August 25, 2008. The shares presented through out the consolidated financial statements and notes thereto reflect the effect of this stock split for all periods presented.

The reconciliation of amounts used in the computation of basic and diluted net income per share for the three years ended September 30, 2008, 2007 and 2006 consist of the following:

	Twelve Months Ended September 30,
	2008	2007	2006
	(in thousands, except per share amounts)
Numerator:
Net Income available to common shareholders	$18,174	$12,826	$12,339
Denominator:
Shares used for basic earnings per share—weighted-average shares	17,813	21,968	21,782
Effect of dilutive securities:
Employee stock options	195	18	226

Shares used for diluted earnings per share adjusted weighted-average shares and assumed conversions	18,008	21,986	22,008

Income per common share:
Basic earnings per share	$1.02	$0.58	$0.57
Diluted earnings per share	$1.01	$0.58	$0.56

Outstanding options to purchase shares of our common stock in the amounts of 1,329 thousand shares as of September 30, 2008, 142 thousand shares as of September 30, 2007, and 0 thousand shares as of September 30, 2006 were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

(s)	Concentrations of Risk

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

A significant portion of our revenue is derived from government services. Many of the U.S. government programs in which we participate extend for several years but are funded only on an annual basis. Accordingly, our contracts and subcontracts are subject to termination, reduction, modification, or subject to termination for “convenience,” or without cause. Revenue from foreign sources totaled $10.7 million, $13.0 million, and $12.4 million for the years ended September 30, 2008, 2007, and 2006. We have no significant long-lived assets located in foreign countries.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 30, 2008, 2007 and 2006

(t)	Fair Value of Financial Instruments

The balance sheet includes various financial instruments (primarily cash and cash equivalents, restricted cash, marketable securities, accounts receivable, unbilled revenues, accounts payable, accrued expenses, and deferred revenue for contracts in progress). The fair values of cash and cash equivalents, accounts receivable, unbilled revenues, accounts payable, accrued liabilities, and deferred revenue for contracts in progress approximate the carrying values due to the short maturity of these instruments. Marketable securities and restricted cash are recorded at fair market value.

(u)	Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157. This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities. This standard also requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. We adopted this standard beginning on October 1, 2008 and it does not have a material impact on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159. This Statement permits entities to choose to measure eligible items at fair value at specified election dates and report unrecognized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. We adopted this standard beginning on October 1, 2008 and it does not have a material impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160. This standard changes the accounting and reporting for minority interest and requires the ownership interest in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parents’ equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The statement is applied prospectively as of the beginning of the fiscal year in which the statement is initially applied, except for the presentation and disclosure requirements. Presentation and disclosure requirements are to be applied retrospectively for all periods presented. We will be adopting this statement beginning on October 1, 2009. Currently, we do not have any noncontrolling (minority) interest in a subsidiary.

In March 2008, the FASB issued SFAS No. 161. This Statement changes the disclosure requirements for derivative instruments and hedging activities. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Currently, we do not have any derivative or hedging instruments.

In December 2007, the FASB issued SFAS No. 141 (revised) (“SFAS 141(R)”), “Business Combinations,” which is effective for business combinations entered into in fiscal years beginning on or after December 15, 2008, which is our 2010 fiscal year. Early adoption of the standard is prohibited. Under SFAS 141(R), more transactions will be recorded as business combinations, as it changes the definitions of a business, which would

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 30, 2008, 2007 and 2006

no longer be required to be self-sustaining or revenue generating, and a business combination, which would include combinations that occur by contract alone or due to changes in substantive participation rights, such as a lapse in minority veto rights. Certain acquired contingencies will be recorded initially at fair value on the acquisition date. After the acquisition, if new information is available, contingent liabilities will be measured at the higher of the likely amount to be paid and the acquisition-date fair value. Contingent assets will be measured subsequently at the lower of the current estimated future amount to be realized and the acquisition-date fair value. Transaction and restructuring costs generally will be expensed as incurred. In partial acquisitions, companies generally will record 100 percent of the assets and liabilities at fair value, including goodwill. This will likely result in higher related depreciation and amortization charges in subsequent periods than under the current standard. SFAS 141(R) will only impact us if we acquire businesses subsequent to the effective date of the standard.

3.	Lumistar, LLC Asset Acquisition

On October 3, 2005, Lumistar, Inc. (the “Acquisition Subsidiary”), a newly-formed subsidiary of our RT Logic subsidiary, acquired substantially all of the assets of Lumistar, LLC, a California limited liability company (the “Seller”) relating to the Seller’s business of providing system level and board level telemetry acquisition products (the “Business”) pursuant to an Asset Purchase Agreement dated as of October 3, 2005. The primary reason for acquiring substantially all of the assets of the Seller was to expand our existing products to the Seller’s client base. The initial purchase price was approximately $10 million, including cash paid of approximately $5 million and 224,931 shares of our common stock at an estimated value of approximately $5 million. In fiscal year 2006, we recorded a $0.4 million reduction in goodwill resulting from a $0.3 million adjustment in the value of our common stock issued to the Seller as well as a $0.1 million purchase price adjustment that was paid to us from escrow funds.

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

The governing Asset Purchase Agreement provides that the Seller may be entitled to receive contingent consideration which is payable in the event that Lumistar’s business meets certain earnings performance targets

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 30, 2008, 2007 and 2006

during a period of up to four years following the acquisition. One half of any contingent consideration may be payable in cash and the remainder may be payable in shares of our common stock; provided, however, that we shall have the option to pay the full amount of the contingent consideration to the Seller in cash. Any shares of our common stock issued in connection with the contingent consideration will be valued based on the average closing price over the 30-day period ending on the last day of each applicable earn-out period. The contingent consideration is subject to claims by us under the indemnification provisions of the governing Asset Purchase Agreement. For the year ended September 30, 2006 and pursuant to the Reorganization Agreement, in January 2007, the former shareholders of the Seller received additional consideration of approximately $1.4 million in cash. The contingent consideration was recorded as an adjustment to goodwill. There is no contingent consideration amount due relating to the year ended September 30, 2008.

On June 23, 2006, we entered into a Stock Repurchase Agreement (the “Repurchase Agreement”) with the Seller pursuant to which we repurchased and retired from the Seller 449,862 shares of our common stock issued to the Seller in connection with the acquisition of the Business (the “Shares”) for an aggregate cash amount of $6.4 million (the “Purchase Price”). The Purchase Price was based on a per share price of $14.26, which was calculated as the thirty-day average closing price of the Shares for the 30 trading days preceding June 9, 2006, the date on which our Board of Directors approved the repurchase of the Shares. The Repurchase Agreement contains certain customary representations, warranties and indemnification obligations of the parties.

4.	Accounts Receivable and Unbilled Revenues

Accounts receivable and cost and unbilled revenues at September 30, 2008 and 2007 consist of the following:

	2008	2007
	(in thousands)
Billed
Government services	$12,706	$14,530
Commercial products and services	3,991	4,848
Allowance for doubtful accounts	(9)	(170)

Total billed	$16,688	$19,208

Unbilled revenues
Government services	$16,548	$14,658
Commercial products and services	2,108	1,872

Total unbilled	$18,656	$16,530

Unbilled revenues represent amounts recognized as revenue that have not been billed. Unbilled revenues were equal to $18.7 million as of September 30, 2008 of which $12.6 million is expected to be collected in the next 12 months. As of September 30, 2008, unbilled revenues that will not be collected within the next 12 months in the amount of $6.1 million are included in other assets in our consolidated balance sheets. As of September 30, 2007, unbilled revenues were $16.5 million, which were all expected to be billed and collected in one year.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 30, 2008, 2007 and 2006

5.	Property and Equipment

Property and equipment, at cost, as of September 30, 2008 and 2007 consist of the following:

	September 30,
	2008	2007
	(in thousands)
Land	$2,327	$2,327
Building and building improvements	9,970	9,890
Machinery and electronic equipment	7,633	5,703
Furniture and fixtures	1,677	1,259
Leasehold improvements	2,843	1,572
Software	1,164	928
Equipment under capital lease	49	—
Construction in progress	587	—

Total property and equipment	26,250	21,679
Less: accumulated depreciation and amortization	(8,616)	(6,445)

Property and equipment, net	$17,634	$15,234

Depreciation expense for the years ended September 30, 2008, 2007, and 2006 was $2.4 million, $2.0 million, and $1.8 million, respectively.

6.	Goodwill and Other Intangible Assets

We do not have any other intangible assets that are not subject to amortization. Goodwill and other intangible assets as of September 30, 2008 and 2007 consist of the following:

	September 30,
	2008	2007
	(in thousands)
Goodwill	$51,414	$51,304

During fiscal year 2008, negative goodwill of $110 thousand relating to an Antenna division that is no longer operated was charged to selling, general, and administrative expense.

As of September 30, 2008, all identified intangible assets that are subject to amortization have been fully amortized. Amortization expense for the years ended September 30, 2008, 2007, and 2006 was $22 thousand, $0.2 million, and $0.5 million, respectively.

7.	Software Development

Software development costs as of September 30, 2008 and 2007 consist of the following:

	September 30,
	2008	2007
	(in thousands)
Costs incurred	$18,828	$18,828
Less: accumulated amortization	(18,828)	(18,630)

Software development costs, net	$—	$198

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 30, 2008, 2007 and 2006

Amortization expense for the years ended September 30, 2008, 2007, and 2006, was $0.2 million, $0.8 million and $2 thousand, respectively. During the fiscal year ended September 30, 2008, we did not capitalize any amounts related to software development costs.

8.	Line of Credit and Notes Payable

During fiscal year 2008, we had a line of credit agreement permitting unsecured borrowing up to $25.0 million, including a sub-facility of $10.0 million for the issuance of letters of credit. Any borrowings under the facility will accrue interest at the one-month London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 1.25% to 2.25% depending on our ratio of funded debt to earnings before interest, taxes and depreciation (“EBITDA”). We are required to pay a fee on the undrawn amount of the facility from time to time, at a rate of 0.20% to 0.25% per annum, depending on our ratio of funded debt to EBITDA, and payable quarterly. We did not use and we did not have outstanding borrowing on these lines of credit at September 30, 2008 and 2007.

We had letters of credit amounting to $0.1 million and $0.2 million as of September 30, 2008, and 2007, respectively, with certain banks relating to leased facilities. In addition, we had letters of credit amounting to approximately $1.6 million, and $1.1 million as of September 30, 2008 and 2007, respectively, with a bank relating to obligations on certain contracts.

9.	Accrued Expenses

Accrued expenses at September 30, 2008 and 2007, consist of the following:

	September 30,
	2008	2007
	(in thousands)
Accrued payroll and withholdings	$6,364	$4,511
Accrued vacation	2,937	2,302
Accrued profit sharing	1,609	1,142
Contract related accruals	2,034	1,870
Professional Fees	2,029	66
Other accrued expenses	1,677	1,201

Total accrued expenses	$16,650	$11,092

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 30, 2008, 2007 and 2006

10.	Commitments and Contingencies

Leases

We lease office space in Colorado, Maryland, California, New Hampshire, Virginia, and Toulouse, France. The current leases for offices in the United States expire in various years between 2010 and 2020. The current leases for offices in France expire in 2013. Approximate future minimum lease payments under the office leases are as follows (in thousands):

Years ending September 30:
2009	$3,646
2010	4,864
2011	5,236
2012	5,601
2013	5,569
Thereafter	31,664

Total payments	$56,580

Lease payments do not include operating expenses or utilities, which are adjusted annually. Rent expense was $2.7 million, $2.3 million, and $2.3 million for the years ended September 30, 2008, 2007, and 2006, respectively.

On June 6, 2008, we entered into a material Lease Agreement (the “Agreement”) for a newly leased property located at 6721 Columbia Gateway Drive in Columbia, Maryland, will be used for our corporate headquarters. We intend to relocate our corporate headquarters from its current location at 5000 Philadelphia Way, Lanham, Maryland in the third quarter of calendar year 2009. The lease term is for eleven years; the facility is approximately 131,450 square feet and has an initial $28 per square foot annual lease cost, with annual escalations of approximately 2.75% to 3.00%. The lease provides for $7.4 million in allowances for costs to build out this facility to our specifications and the landlord will reimburse us $2.1 million relating to our existing lease on the Lanham, Maryland facility, which approximates the rent obligation for our Lanham, Maryland facility for approximately two years.

Government Contracts

A significant portion of our revenues represent payments made by the U.S. Government and by contractors that have prime contracts with the U.S. Government. Certain of these revenues are subject to adjustment upon audit by the Defense Contract Audit Agency (“DCAA”). Audits by the DCAA have been completed on our contracts and subcontracts through the year ended September 30, 2004. RT Logic has been audited by DCAA through September 30, 2006. A significant portion of our unbilled revenue balance relates to rate variances between the current approved provisional billing rates and actual rates incurred. Management is of the opinion that the entire unbilled revenue balances are fully recoverable and any disallowances of costs for open fiscal years by the government auditors will not materially affect our financial statements.

Litigation, Claims, and Assessments

We are subject to various legal proceedings and threatened legal proceedings from time to time. We currently are not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on our business, results of operations, financial condition, or cash flows.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 30, 2008, 2007 and 2006

In November 2004, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with LJT & Associates, Inc. (“LJT”) to sell all assets of our antenna division. LJT filed an action against us on December 8, 2006 in the circuit court for Howard County, Maryland, seeking unspecified damages for the alleged wrongful hiring of a former LJT employee by us. LJT claimed that we breached our Asset Purchase Agreement as well as the employee’s employment agreement, and LJT claimed that we conspired to and did misappropriate some of LJT’s trade secrets. LJT has subsequently claimed in correspondence with us that we would be liable to them for damages in excess of $1.0 million and LJT would seek to recoup attorney’s fees incurred in supporting this claim. On January 14, 2008, we agreed to settle this claim for a sum of $98,000 and to forgive a note receivable due from LJT in the amount of $67,000. As a result, we are no longer subject to any further obligation relating to this action.

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

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 30, 2008, 2007 and 2006

10.	Commitments and Contingencies (continued)

Expenses between them dated October 17, 2006 will remain in full force and effect, and that both parties reserve all rights under both agreements. The Settlement Agreement further provides that by making the payment to Mr. Prince, we are not admitting any wrongdoing or liability and, instead, that any wrongdoing or liability is expressly denied.

11.	Income Taxes

For the years ended September 30, 2008, 2007 and 2006, the provision for income taxes consists of the following:

	2008	2007	2006
	(in thousands)
Current tax expense:
Federal	$6,445	$6,253	$6,777
State	1,048	530	704

	7,493	6,783	7,481
Deferred tax benefit	(360)	(481)	(399)

Total provision for income taxes	$7,133	$6,302	$7,082

During fiscal year 2008, we recognized a $1.8 million tax credit for tax deductible research and development expenditures that were incurred in prior years. We filed amended returns associated with this tax credit.

At September 30, 2008 and 2007, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	September 30,
	2008	2007
	(in thousands)
Deferred Tax Assets:
Vacation accrual	$1,028	$747
Allowance for doubtful accounts	3	68
Accrued expenses and other	318	128
Net operating loss (“NOL”) carry-forwards	22	132
Capital loss carry-forward	372	366
Stock option expense	532	499
Property and equipment primarily due to differences in depreciation	410	460
Deferred revenues	89	159
Accrued commissions	215	140
UNICAP - 263A adjustment	203	—

Deferred Tax Asset Subtotal	3,192	2,699
Valuation allowance—capital loss carry-forward	(372)	(366)

Total Deferred Tax Assets	2,820	2,333
Deferred Tax Liabilities:
Intangible asset amortization	(866)	(624)
Software development costs	—	(77)

Total Deferred Tax Liabilities	(866)	(701)

Net Deferred Tax Asset/(Liability)	$1,954	$1,632

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 30, 2008, 2007 and 2006

As of September 30, 2008, we had approximately $0.5 million of state net operating losses which expire in 2022. We also had capital loss carry-forwards of approximately $0.9 million, which expire in 2009.

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

The temporary differences are presented in the balance sheet as follows:

	September 30,
	2008	2007
	(in thousands)
Deferred tax asset—current portion	$1,567	$1,007
Deferred tax asset—long term portion	387	625

Net deferred tax asset/(liability)	$1,954	$1,632

We recognized a tax benefit related to our share-based compensation in the amount of approximately $1.2 million, $0.4 million and $1.2 million in the years ended September 30, 2008, 2007 and 2006, respectively and was allocated to additional paid-in capital within stockholders’ equity.

The effective income tax rates differ from the statutory U.S. income tax rate due principally to the following:

	Year ended September 30,
	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal income tax benefit	2.6%	3.2%	3.5%
Tax benefit of tax free investment income	-0.4%	-2.9%	-2.4%
Valuation Allowance—capital loss carryforward	0.0%	0.0%	1.9%
Business tax credits	-7.3%	0.0%	0.0%
Other	-1.7%	-2.3%	-1.5%

Effective rate	28.2%	33.0%	36.5%

We adopted FIN 48 on October 1, 2007, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained. On the date of adoption, we had no unrecognized income tax benefits.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 30, 2008, 2007 and 2006

The change in unrecognized tax benefits under FIN 48 is shown in the table below (in thousands):

2008
Unrecognized tax benefits at October 1, 2007	$—
Increase (decrease) related to position taken in prior years	—
Increase (decrease) related to position taken in current year	768

Unrecognized tax benefits at September 30, 2008	$768

If recognized, the entire balance of unrecognized tax benefits would impact the effective tax rate. Over the next 12 months, we do not anticipate that the amount of the liability for unrecognized tax benefits will be reversed. We recognize interest income, interest expense, and penalties relating to tax exposures as a component of income tax expense. The amount of interest expense and penalties related to the above unrecognized tax benefits was $84 thousand, net of federal tax benefit.

We are still open to examination from 2005 forward, although research and experimentation tax credits that were generated prior to 2005 may still be adjusted upon examination by tax authorities.

As of September 30, 2008, we had not recorded U.S. income tax expense for approximately $0.5 million of unremitted earnings of our foreign subsidiary, which was designated as indefinitely reinvested. The amount of unrecognized net deferred tax liability related to these foreign earnings is not material.

12.	Profit Sharing and Employee Benefits Plans

We have a profit sharing and 401(k) plan for the benefit of substantially all employees. We currently contribute a discretionary amount of 11% of eligible employee’s salary to the plan. Future contributions will be a discretionary amount determined by our performance and profitability. The 401(k) feature allows employee’s to make elective deferrals not to exceed 25% of compensation. For the years ended September 30, 2008, 2007, and 20065, contributions to the plans totaled $4.5 million, $3.9 million, and $3.6 million, respectively.

13.	Stock Option Plan and Stock-Based Compensation

Pursuant to the approval by stockholders at the February 20, 2008 Annual Meeting of the Stockholders, we established the 2008 Stock Incentive Plan, which was effective December 5, 2007. Prior to the adoption of the 2008 Stock Incentive Plan, we established the 2002 Stock Option Plan and the 1988 Stock Option Plan. Pursuant to the approval of the 2008 Stock Incentive Plan by stockholders at the February 20, 2008 Annual Meeting of the Stockholders, no further options were granted under the 1998 Stock Option Plan and the 2002 Stock Option Plan after February 20, 2008. The 2008 Stock Incentive Plan was created to provide incentives for our employees, consultants, and directors to promote our financial success. The Compensation Committee of the Board of Directors has sole authority to select full-time employees, directors, or consultants to receive awards of options, stock appreciation rights, restricted stock, and restricted stock units under this plan. The maximum number of shares of common stock that may be issued pursuant to the 2008 Stock Incentive Plan is 3,199,894 (composed of (i) 1,800,000 shares available for grant under the 2008 Stock Incentive Plan, plus (ii) 180,800 shares that were authorized for issuance under the 2002 Stock Option Plan and were not subject to outstanding awards as of December 5, 2007, plus (iii) 1,219,094 shares that were subject to outstanding awards under the 2002 Stock Option Plan on December 5, 2007 (which shares are eligible for award under the 2008 Stock Incentive Plan to the extent that they cease to be subject to such awards for any reason on or after December 5, 2007)).

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 30, 2008, 2007 and 2006

The exercise price of each award of options and stock appreciation rights is set at our common stock’s closing price on the date of grant, unless the optionee owns greater than 10 percent of our common stock and is granted an incentive stock option (a stock option that is intended to qualify as an “incentive stock option” within the meaning of Section 422 of the Internal Revenue Code). The exercise price of such incentive stock option must be at least 110 percent of the fair market value of the common stock on the date of grant. Options, stock appreciation rights, restricted stock, and restricted stock units expire no later than ten years from the date of grant (five years for incentive stock options received by greater than 10 percent owners) and vest from one to five years.

As of September 30, 2008, we had reserved for issuance an aggregate 2,658,260 shares of common stock under the 2008 Stock Incentive Plan.

The following table summarizes the activity for all of our stock option awards during the years ended September 30, 2008, 2007 and 2006:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Life	Aggregate Intrinsic Value ($ in millions)
	(in thousands)
Options outstanding October 1, 2005	2,076	$9.72	—	—
Granted	386	$10.44	—	—
Exercised	(928)	$9.23	—	—
Cancelled	(28)	$10.04	—	—

Options outstanding September 30, 2006	1,506	$9.72	—	—
Granted	370	$11.65	—	—
Exercised	(482)	$10.09	—	—
Cancelled	(114)	$12.61	—	—

Options outstanding September 30, 2007	1,280	$11.18	—	—
Granted	1,379	$22.76	—	—
Exercised	(614)	$10.68	—	—
Cancelled	(66)	$12.23	—	—

Options outstanding September 30, 2008	1,979	$19.37	7.60 Years	$5.96

Exercisable at September 30, 2008	450	$11.24	2.54 Years	$4.29

Cash received from the exercise of options under all of our stock option plans for the twelve months ending September 30, 2008, 2007, and 2006 was $6.6 million, $4.9 million, and $8.9 million, respectively. We currently plan to satisfy future stock option exercises under these plans with registered shares available to be issued.

The following table summarizes additional information about stock options outstanding at September 30, 2008:

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number of Shares	Weighted-Average Remaining Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
	(in thousands)			(in thousands)
$ 7.50 – 9.99	186	1.24 Years	$9.17	184	$9.17
$10.00 – 14.99	464	3.76 Years	$12.58	266	$12.66
$20.00 – 25.00	1,329	9.83 Years	$23.16	—	—

	1,979	7.60 Years	$19.37	450	$11.24

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 30, 2008, 2007 and 2006

The following table summarizes information about our nonvested stock options outstanding at September 30, 2008:

Nonvested Shares	Shares	Weighted Average GrantDate Fair Value
	(in thousands)
Nonvested at October 1, 2007	356	$3.87
Granted	1,379	$9.11
Vested	(161)	$3.60
Cancelled	(45)	$4.08

Nonvested at September 30, 2008	1,529	$8.63

The weighted-average grant date fair value of options which were granted during the years ended September 30, 2008, 2007, and 2006 was $9.11, $3.32, and $4.23, respectively. The fair value of the options granted was estimated on the date of the grant using the Black-Scholes options pricing model. The following table shows the assumptions used for the grants that occurred in each twelve month period.

	2008	2007	2006
Expected volatility	34.42%	35.05%	33.59%
Risk free interest rate	3.48%	4.88%	4.80%
Forfeiture rate	3.16% - 6.13%	0.00%	0.00%
Dividend yield	0.00%	1.11%	0.68%
Expected lives	3.5 - 6.3 years	3.0 - 4.5 years	3.0 - 4.5 years

The expected volatility is established based on the historical volatility of our common stock. The risk free interest rate is determined base on the U.S. Treasury yield curve that is commensurate with the expected life of the options granted. Employee share-based compensation expense recognized in the years ended September 30, 2007 and 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of 3 – 7 percent, based on our historical option forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The dividend yield is based upon the most recently declared quarterly dividend as of the grant date as a percentage of the average stock price at the time of the grant. The expected lives is based on the based on the “simplified” method allowed by SAB No. 110, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

We have recognized $1.1 million, $0.9 million and $1.2 million of share-based compensation expense in the Consolidated Statements of Operations for the years ended September 30, 2008, 2007 and 2006, respectively. We recognized a tax benefit related to our share-based compensation in the amount of approximately $1.2 million, $0.4 million and $01.2 million in the twelve month period ended September 30, 2008, 2007 and 2006, respectively.

14.	Stockholder’s Equity Transactions

As of September 30, 2008, there was $12.2 million of unrecognized compensation expense related to remaining non-vested stock options that will be recognized over a weighted average period of 1.95 years. The total fair value of options which vested during the twelve month period ending September 30, 2008, 2007, and 2006 was $0.6 million, $1.1 million, and $0.1 million, respectively.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 30, 2008, 2007 and 2006

On August 14, 2007, we launched a tender offer to purchase up to 3,700,000 shares of our common stock for $13.50 per share. On September 12, 2007, we accepted for purchase 3,700,000 shares of our common stock tendered in the tender offer at a purchase price of $13.50 per share. We used $50.8 million to purchase such shares in September 2007, which included fees and expenses of $0.9 million. We funded the purchase using proceeds from the sales of marketable securities of $38 million and cash from operations, to purchase such shares in September 2007.

On February 29, 2008, the Company entered into a Stock Repurchase Agreement with Fursa Alternative Strategies LLC (“Fursa”), to repurchase 2,129,944 shares of the Company’s common stock that Fursa beneficially owned on behalf of its affiliated investment funds and separately managed accounts over which it exercised discretionary authority. The shares repurchased represented approximately 11% of the Company’s total shares of Common Stock outstanding as of February 29, 2008 and Fursa’s entire ownership interest in the Company. The shares were repurchased at a purchase price of $11.00 per share. The Company repurchased the shares with existing cash on hand. Upon repurchasing the shares, the Company cancelled the shares.

On August 13, 2008, our Board of Directors authorized a stock split that was effected in the form of a stock dividend, for which one share of our common stock was distributed for each one share of common stock issued and outstanding on August 25, 2008. We issued a total of 8,622,267 shares relating to this stock split.

During fiscal years 2008, 2007 and 2006, we reacquired 2,129,944, 3,795,180, and 541,662 shares of our stock for a total cost of $23.5 million, $51.9 million and $7.3 million, respectively. Of the shares reacquired in 2006, 449,862 shares of our common stock were reacquired in conjunction with a Stock Repurchase Agreement with Lumistar, LLC for $6.4 million.

15.	Business Segment and Geographical Information

During the first quarter of 2008, we realigned our operating segments from four segments to three segments, eliminating the Corporate segment, to conform to the way we are now internally managing our business. The Corporate segment was primarily composed of the Product Division, which develops and licenses our EPOCH IPS product line to other operating segments and to third-party customers. This segment was also responsible for EPOCH IPS maintenance and support revenue and expenses. The associated revenue and cost for product license sales, maintenance, and support are now included in the respective results of our Government and Commercial segments. The Corporate segment results for prior periods have been reclassified to conform to the presentation for the fiscal year ended September 30, 2008. The reclassification does not modify the previously reported consolidated revenue or net income. We evaluate the performance of our three operating segments based on operating income. The following is a brief description of each of the segments:

Government Systems: this segment provides ground systems products and services to the U.S. Government. It is currently our largest segment in terms of revenue and consists of our core command and control business for government applications. Its primary customer is the U.S. Air Force.

Commercial Systems: this segment provides ground systems products and services to commercial enterprises and international governments and organizations. It consists of our core command and control business for commercial applications and three of our wholly-owned subsidiaries as follows:

•

SAT and Newpoint offer complementary ground system components and systems, which includes turnkey systems, hardware, and software for satellite and terrestrial communications signal monitoring, network, and ground equipment monitoring, and control and satellite data processing.

•	ISI Europe serves as the focal point for our ground systems business in Europe and Africa for command and control, signal monitoring, and network management using our products.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 30, 2008, 2007 and 2006

Space Communications Systems: this segment includes our wholly-owned subsidiaries RT Logic and Lumistar. RT Logic designs and builds satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories, and military range operations. Lumistar, provides system level and board level telemetry products.

We earn revenue both as a prime contractor and a subcontractor from sales of our products and services through contracts funded by the U.S. Government as well as commercial and international organizations. During the years ended September 30, 2008, 2007 and 2006, approximately 82%, 80%, and 79%, respectively, of our revenue was from government services, primarily the United States Air Force and other U.S. government agencies. The remaining revenue is from commercial products and services.

We have intercompany sales between our three segments, which are eliminated in the consolidated operating results. Summarized financial information by business segment is as follows:

	Year Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2006
	(in thousands)
Revenue:
Government Systems	$83,603	$67,655	$57,339
Commercial Systems	28,748	26,079	22,347
Space Communications Systems	57,781	42,795	44,422
Elimination of intersegment sales	(9,962)	(7,875)	(7,577)

Total revenue	$160,170	$128,654	$116,531

Operating income:
Government Systems	$7,185	$2,420	$2,359
Commercial Systems	3,674	4,281	3,704
Space Communications Systems	14,049	10,124	11,079
Elimination of intersegment sales	188	67	414

Total operating income	$25,096	$16,892	$17,556

Other income, net	211	2,236	1,865
Income before income tax	25,307	19,128	19,421
Provision for income tax	7,133	6,302	7,082

Net income	$18,174	$12,826	$12,339

Depreciation and Amortization:
Government Systems	$1,199	$1,318	$1,894
Commercial Systems	289	350	605
Space Communications Systems	1,081	1,312	1,450

Total depreciation and amortization	$2,569	$2,980	$3,949

Revenue by Geographic Location:
United States	$149,433	$115,651	$104,172
International	10,737	13,003	12,359

Total Revenue	$160,170	$128,654	$116,531

Other long-lived assets (1)
Government Systems	$1,618	$930
Commercial Systems	261	220
Space Communications Systems	13,152	13,214
Unallocated Corporate	2,603	870

Total other long-lived assets	$17,634	$15,234

Goodwill
Government Systems	$2,415	$2,415
Space Communications Systems	48,999	48,999
Unallocated Corporate	—	(110)

Total goodwill	$51,414	$51,304

(1)	Other long-lived assets include property and equipment.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 30, 2008, 2007 and 2006

	Fiscal Year Ended Sept. 30, 2008	Fiscal Year Ended Sept. 30, 2007	Fiscal Year Ended Sept. 30, 2006
	(in thousands)
Capital Expenditures:
Government Systems	$1,502	$504	$163
Commercial Systems	212	106	76
Space Communications Systems	1,023	1,311	10,365
Unallocated Corporate	1,984	380	95

Total Capital Expenditures	$4,721	$2,301	$10,699

Asset information for our segments at September 30, 2008 and 2007 is shown in the following table.

	Fiscal Year Ended Sept. 30, 2008	Fiscal Year Ended Sept. 30, 2007
	(in thousands)
Total Assets:
Government Systems	$27,561	$19,593
Commercial systems	10,218	19,811
Space Communications Systems	97,248	83,185
Unallocated Corporate	49,803	40,947
Elimination of intersegment balances	(37,627)	(27,475)

Total Assets	$147,203	$136,061

16.	Quarterly Financial Data (unaudited)

On December 11, 2008, we announced that we would restate our previously filed unaudited financial statements for the interim periods ended December 31, 2007, March 30, 2008, and June 30, 2008. The significant adjustment related to errors in the accounting treatment for certain transactions with respect to the timing of the recognition of revenue between periods due to multiple element software arrangements specifically related to the accounting for post contract support services, software licenses, the treatment of certain transactions that do not involve significant customization, modification, or production and the timing of revenue associated with some reimbursable costs on government programs. Therefore, we have restated such financial statements to reflect the adjusted accounting treatment for these contracts and other adjustments identified as part of the audit. Additionally, we have corrected our net income per share calculations for these interim periods to properly apply the treasury method within our calculations. These adjustments are summarized as follows:

	Three Months Ended December 31, 2007
	As Reported	Adjustments	As Restated
	(in thousands, except per share amounts)
Revenue	$37,310	$(3,350)	$33,960
Gross profit	15,357	(2,809)	12,548
Income from Operations	8,327	(3,009)	5,318
Net Income	7,023	(1,971)	5,052
Earnings per share—basic	$0.37	$(0.10)	$0.27
Earnings per share—diluted	$0.37	$(0.10)	$0.27
Weighted average common and equivalent shares outstanding:
Basic	18,763	(1)	18,762
Diluted	18,763	100	18,863

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 30, 2008, 2007 and 2006

	Three Months Ended March 31, 2008
	As Reported	Adjustments	As Restated
	(in thousands, except per share amounts)
Revenue	$44,852	$(7,148)	$37,704
Gross profit	12,189	(1,313)	10,876
Income from Operations	5,800	(1,424)	4,376
Net Income	3,973	(933)	3,040
Earnings per share—basic	$0.22	$(0.05)	$0.17
Earnings per share—diluted	$0.22	$(0.06)	$0.16
Weighted average common and equivalent shares outstanding:
Basic	18,065	269	18,334
Diluted	18,111	385	18,496

	Three Months Ended June 30, 2008
	As Reported	Adjustments	As Restated
	(in thousands, except per share amounts)
Revenue	$41,797	$365	$42,162
Gross profit	15,576	1,030	16,606
Income from Operations	7,096	702	7,798
Net Income	4,706	461	5,167
Earnings per share—basic	$0.28	$0.02	$0.30
Earnings per share—diluted	$0.27	$0.03	$0.30
Weighted average common and equivalent shares outstanding:
Basic	16,980	(9)	16,971
Diluted	17,139	87	17,226

The following tables contain selected unaudited Consolidated Statement of Operations data for each quarter of fiscal years 2008 and 2007.

	Year Ended September 30, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	As restated	As restated	As restated
	(in thousands, except per share amounts)
Revenue	$33,960	$37,704	$42,162	$46,344	$160,170
Gross profit	12,548	10,876	16,606	20,192	60,222
Income from Operations	5,318	4,376	7,798	7,604	25,096
Net Income	5,052	3,040	5,167	4,915	18,174
Earnings per share—basic	$0.27	$0.17	$0.30	$0.29	$1.02
Earnings per share—diluted	$0.27	$0.16	$0.30	$0.28	$1.01
Weighted average common and equivalent shares outstanding:
Basic	18,762	18,334	16,971	17,182	17,813
Diluted	18,863	18,496	17,226	17,444	18,008

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 30, 2008, 2007 and 2006

	Year Ended September 30, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)
Revenue	$27,422	$29,012	$35,872	$36,348	$128,654
Gross profit	9,144	8,661	11,816	12,725	42,346
Income from Operations	2,595	2,789	5,180	6,328	16,892
Net Income	2,059	2,142	3,818	4,807	12,826
Earnings per share—basic	$0.09	$0.10	$0.17	$0.23	$0.58
Earnings per share—diluted	$0.09	$0.10	$0.17	$0.23	$0.58
Weighted average common and equivalent shares outstanding:
Basic	22,118	22,211	22,335	21,208	21,968
Diluted	22,252	22,283	22,405	21,196	21,985

17.	Subsequent Events

Effective October 15, 2008, we established the Integral Systems, Inc. Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits pre-tax contributions by eligible employees. The maximum percentage of an employee’s contribution cannot exceed 10%. The purchase price per share at which shares are purchased under the Employee Stock Purchase Plan is 85% of the fair-market value of our common stock. A maximum of 1,800,000 shares of our common stock may be purchased under the Employee Stock Purchase Plan.

On December 15, 2008, shortly after the Company announced its preliminary financial results for the quarter and fiscal year ended September 30, 2008, a purported securities class action complaint was filed in Maryland federal court against the Company and certain of its current and former officers. The complaint alleges that between April 28, 2008 and December 10, 2008, certain statements made by the Company concerning its financial condition were false or misleading because those statements failed to disclose that the Company was improperly recognizing revenue; that the Company’s financial statements accordingly were not prepared in accordance with U.S. GAAP, were misstated, and were materially false and misleading; and that the Company lacked adequate internal and financial controls. The complaint seeks to assert claims under sections 10(b) and 20(a) of the Securities Exchange Act, and requests certification of a class of persons who purchased the Company’s common stock between the dates set forth above. No specific damage amount is alleged in the complaint. To date no proceedings have taken place in the lawsuit other than the filing of the complaint. The Company and the individual defendants intend to defend the lawsuit vigorously.

During the first quarter of 2009, we realigned our Space Communications Systems segment to include the operations of our SAT subsidiary. The signal monitoring products sold by SAT are better aligned with the product offerings of the Space Communications Systems segment. SAT was previously included in the Commercial Systems segment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of September 30, 2008. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were not effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed by us, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure because of the material weaknesses in internal control over financial reporting described below.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year subject to this Annual Report on Form 10-K based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our assessment under the COSO Framework, we identified the following material weaknesses as of September 30, 2008.

1.

We have determined that the internal controls we designed to ensure that revenue is recognized in a timely and accurate manner are ineffective. Specifically, our internal controls over software revenue recognition have not been designed to provide reasonable assurance that (i) revenue is recognized in accordance with our stated accounting policies when the licensed software does not require significant production, customization or modification, (ii) software arrangements subject to long-term contract accounting include appropriate measures of progress towards completion and revenue is recognized based on these estimates in the proper period and (iii) appropriate allocations of revenue to delivered and undelivered elements have been made under multiple-element revenue arrangements, and revenue for those elements is recorded in the proper period. These deficiencies resulted in a material misstatement of our previously reported revenue, gross profit and net income for the quarters ended December 31, 2007, March 30, 2008 and June 30, 2008.

2.	We did not have an adequate level of skilled accounting resources to ensure that accounting processes were being completed effectively and on a timely basis. Effective monitoring controls require accounting personnel with an adequate level of knowledge and experience to be in place and effective in order to handle the complexities of accounting for our operations. We had ineffective corporate oversight of our subsidiaries and therefore management has determined that we have a material weakness in internal controls over monitoring our financial statement close and financial reporting processes.

As a result of these material weaknesses, we concluded that our internal control over financial reporting was not effective as of September 30, 2008. Management is reviewing and evaluating its internal control procedures and the design of those procedures relating to revenue recognition and accounting processes. Once this review is complete, we intend to implement the necessary changes to remediate these material weaknesses.

Ernst & Young LLP, our independent registered public accounting firm, has issued an opinion on our internal control over financial reporting. This opinion appears in the Report of Independent Registered Public Accounting Firm beginning on page F-3 of this Annual Report on Form 10-K.

c.	Changes in Internal Control Over Financial Reporting.

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation of any change in our internal control over financial reporting that occurred during our fourth quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we concluded that there was no change in our internal control over financial reporting during this period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is incorporated by reference to our definitive proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after September 30, 2008.

Except for those portions specifically incorporated in this report by reference to our proxy statement for the 2009 Annual Meeting of Stockholders, no other portions of the proxy statement are deemed to be filed as part of this Report on Form 10-K.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the information under the captions “Corporate Governance Guidelines”, “Executive Officers”, “Committees of the Board —Audit Committee”, “Code of Ethical Conduct”, “Selection of Director Nominees”, “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, in our proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after September 30, 2008.

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

The information required by this item is incorporated by reference from the information under the caption “Executive and Director Compensation” in our proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after September 30, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after September 30, 2008.

Equity Compensation Plan Information

The following table sets forth certain equity compensation plan information as of September 30, 2008 regarding equity compensation plans approved and not approved by our stockholders (shares in thousands):

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	450	$11.24	2,658
Equity compensation plans not approved by security holders	—	—	—

Total	450	$11.24	2,658

(1)

Reflects equity awards granted under the Integral Systems, Inc. 2008 Stock Incentive Plan, the 2002 Stock Option Plan and the 1988 Stock Option Plan and shares available for grant under the 2008 Stock Incentive Plan and 2002 Stock Option Plan, all as of September 30, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information under the caption “Policies on Transactions and Arrangements with Related Persons” in our proxy statement for the 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Auditor Independence” in our proxy statement for the 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements.

2.	Financial Statement Schedules.

Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instruction or are inapplicable and therefore have been omitted.

3.	Index to Exhibits

3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006 and as supplemented by Articles Supplementary of the Company dated February 12, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the SEC on May 10, 2007).

3.2	Amended and Restated Bylaws of the Company, as amended by Amendments No. 1, 2, 3 and 4 to the Amended and Restated By-laws of Integral Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-58453) filed by the Company with the SEC on July 2, 1998).

10.1+	1988 Stock Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-61559) filed by the Company with the SEC on August 14, 1998).

10.2+	2002 Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-87694) filed by the Company with the SEC on May 7, 2002).

10.3+	Integral Systems, Inc. Incentive Compensation Plan for FY 2008 (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 7, 2008).

10.4+	Integral Systems, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008).

10.5+	Integral Systems, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008).

10.6+	Form of Grant Document for Nonqualified Stock Options under Integral Systems, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 7, 2008).

10.7+	Form of Grant Document for Incentive Stock Options under Integral Systems, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.06 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 7, 2008).

10.8	Stock Purchase Agreement between Fursa Alternative Strategies, LLC and the Company, dated February 29, 2008 (incorporated by reference to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 7, 2008).

10.9+	Form of Indemnification Agreement between the Company and certain of its officers and all of its directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed with the SEC on May 15, 2003).

10.10	Lease dated June 1, 1999, between Integral Systems, Inc. and ASP Washington, L.L.C. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 filed with the SEC on August 12, 1999), and amendment thereto, dated October 27, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2005).

10.11	Lease Agreement dated June 6, 2008, between Integral Systems, Inc. and Corporate Office Properties Trust (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2008).

10.12	Award/Contract No. F04701-01-C-0012 from MCK Space & Missile Systems Center, effective as of February 7, 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed with the SEC on May 15, 2002).

10.13	Award/Contract No. FA8819-05-C-0018 from Space & Missile Systems Center (“SMC”) on behalf of U.S. Air Force, effective as of February 25, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the SEC on May 10, 2005).

10.14	Letter Agreement dated January 31, 2007 by and among Integral Systems, Inc., Fursa Alternative Strategies LLC, William F. Harley, III, and Chartwell Capital Investors II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2007).

10.15+	Employment Agreement between John B. Higginbotham and the Company, effective July 9, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2008), as amended by the First Amendment to Employment Agreement between John B. Higginbotham and the Company, effective August 7, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008).

10.16+	Employment Agreement between Alan W. Baldwin and the Company, effective July 30, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2007), as amended by the First Amendment to Employment Agreement between Alan W. Baldwin and the Company, effective July 9, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2008) and by the Terms and Conditions for Nonqualified Stock Option Grant to Alan W. Baldwin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008).

10.17+	Employment Agreement between William R. Lewis and the Company, effective July 30, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2007).

10.18+	Employment Agreement between Peter J. Gaffney and the Company, dated September 12, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2007), as superseded by the Contract Employee Services Agreement between Peter J. Gaffney and the Company, effective October 21, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K field with the SEC on October 22, 2008).

10.19+	Employment Agreement between Elaine M. Brown and the Company, dated September 12, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2007), as superseded by Separation Agreement and General Release between Elaine M. Brown and the Company, dated July 2, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2008).

10.20+	Employment Agreement between William M. Bambarger, Jr. and the Company, effective as of September 25, 2007 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on December 12, 2007), as amended by Amendment No. 1 to Employment Agreement between William M. Bambarger, Jr. and the Company, effective as of April 30, 2008 (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 7, 2008).

10.21+	Employment Agreement between Jeffrey A. Rosolio and the Company, effective as of November 19, 2007 (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 7, 2008), as amended by Amendment No. 1 to Employment Agreement between Jeffrey A. Rosolio and the Company, effective as of April 30, 2008 (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 7, 2008).

10.22+	Employment Agreement between Stuart C. Daughtridge and the Company, effective as of December 5, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2007).

10.23+	Employment Agreement between James G. Schuetzle and the Company, effective as of December 5, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2007).

10.24	Amended and Restated Revolving Line of Credit Loan Agreement, dated September 28, 2007, among the Company, certain of its subsidiaries, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the SEC on December 12, 2007).

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Bernstein & Pinchuk LLP.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accountants.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management or compensatory plan or arrangement

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of December 24, 2008.

INTEGRAL SYSTEMS, INC.

By:	/s/ JOHN B. HIGGINBOTHAM
John B. Higginbotham
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 24, 2008.

Signature	Titles	Date

/s/ JOHN B. HIGGINBOTHAM John B. Higginbotham	Chief Executive Officer, President, Director	December 24, 2008

/s/ WILLIAM M. BAMBARGER, JR. William M. Bambarger, Jr.	Chief Financial Officer and Treasurer, Principal Accounting Officer	December 24, 2008

/s/ JOHN M. ALBERTINE John M. Albertine	Chairman of the Board, Director	December 24, 2008

/s/ JAMES B. ARMOR, JR. James B. Armor, Jr.	Director	December 24, 2008

/s/ ALAN W. BALDWIN Alan W. Baldwin	Director	December 24, 2008

/s/ PAUL G. CASNER, JR. Paul G. Casner, Jr.	Director	December 24, 2008

/s/ WILLIAM LEIMKUHLER William Leimkuhler	Director	December 24, 2008

/s/ R. DOSS MCCOMAS R. Doss McComas	Director	December 24, 2008

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006 and as supplemented by Articles Supplementary of the Company dated February 12, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the SEC on May 10, 2007).

3.2	Amended and Restated Bylaws of the Company, as amended by Amendments No. 1, 2, 3 and 4 to the Amended and Restated By-laws of Integral Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-58453) filed by the Company with the SEC on July 2, 1998).

10.1+	1988 Stock Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-61559) filed by the Company with the SEC on August 14, 1998).

10.2+	2002 Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-87694) filed by the Company with the SEC on May 7, 2002).

10.3+	Integral Systems, Inc. Incentive Compensation Plan for FY 2008 (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 7, 2008).

10.4+	Integral Systems, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008).

10.5+	Integral Systems, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008).

10.6+	Form of Grant Document for Nonqualified Stock Options under Integral Systems, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 7, 2008).

10.7+	Form of Grant Document for Incentive Stock Options under Integral Systems, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.06 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 7, 2008).

10.8	Stock Purchase Agreement between Fursa Alternative Strategies, LLC and the Company, dated February 29, 2008 (incorporated by reference to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 7, 2008).

10.9+	Form of Indemnification Agreement between the Company and certain of its officers and all of its directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed with the SEC on May 15, 2003).

10.10	Lease dated June 1, 1999, between Integral Systems, Inc. and ASP Washington, L.L.C. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 filed with the SEC on August 12, 1999), and amendment thereto, dated October 27, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2005).

10.11	Lease Agreement dated June 6, 2008, between Integral Systems, Inc. and Corporate Office Properties Trust (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2008).

10.12	Award/Contract No. F04701-01-C-0012 from MCK Space & Missile Systems Center, effective as of February 7, 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed with the SEC on May 15, 2002).

Exhibit Number	Description
10.13	Award/Contract No. FA8819-05-C-0018 from Space & Missile Systems Center (“SMC”) on behalf of U.S. Air Force, effective as of February 25, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the SEC on May 10, 2005).

10.14	Letter Agreement dated January 31, 2007 by and among Integral Systems, Inc., Fursa Alternative Strategies LLC, William F. Harley, III, and Chartwell Capital Investors II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2007).

10.15+	Employment Agreement between John B. Higginbotham and the Company, effective July 9, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2008), as amended by the First Amendment to Employment Agreement between John B. Higginbotham and the Company, effective August 7, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008).

10.16+	Employment Agreement between Alan W. Baldwin and the Company, effective July 30, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2007), as amended by the First Amendment to Employment Agreement between Alan W. Baldwin and the Company, effective July 9, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2008) and by the Terms and Conditions for Nonqualified Stock Option Grant to Alan W. Baldwin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008).

10.17+	Employment Agreement between William R. Lewis and the Company, effective July 30, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2007).

10.18+	Employment Agreement between Peter J. Gaffney and the Company, dated September 12, 2007 . (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2007), as superseded by the Contract Employee Services Agreement between Peter J. Gaffney and the Company, effective October 21, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K field with the SEC on October 22, 2008).

10.19+	Employment Agreement between Elaine M. Brown and the Company, dated September 12, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2007), as superseded by Separation Agreement and General Release between Elaine M. Brown and the Company, dated July 2, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2008).

10.20+	Employment Agreement between William M. Bambarger, Jr. and the Company, effective as of September 25, 2007 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on December 12, 2007), as amended by Amendment No. 1 to Employment Agreement between William M. Bambarger, Jr. and the Company, effective as of April 30, 2008 (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 7, 2008).

10.21+	Employment Agreement between Jeffrey A. Rosolio and the Company, effective as of November 19, 2007 (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 7, 2008), as amended by Amendment No. 1 to Employment Agreement between Jeffrey A. Rosolio and the Company, effective as of April 30, 2008 (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 7, 2008).

Exhibit Number	Description
10.22+	Employment Agreement between Stuart C. Daughtridge and the Company, effective as of December 5, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2007).

10.23+	Employment Agreement between James G. Schuetzle and the Company, effective as of December 5, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2007).

10.24	Amended and Restated Revolving Line of Credit Loan Agreement, dated September 28, 2007, among the Company, certain of its subsidiaries, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the SEC on December 12, 2007).

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Bernstein & Pinchuk LLP.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accountants.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management or compensatory plan or arrangement