Form 10-K/A
period 2008-09-30
INTEGRAL SYSTEMS INC /MD/
filed 2008-12-31
CIK 718130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

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

EXPLANATORY NOTE

Integral Systems, Inc. hereby amends its Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed with the Securities and Exchange Commission on December 24, 2008 to correct the disclosure regarding equity compensation plan information set forth under Item 12 of Part III.

PART III

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain equity compensation plan information as of September 30, 2008 regarding equity compensation plans approved and not approved by our stockholders (shares in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,979	$19.37	2,479
Equity compensation plans not approved by security holders	—	—	—
Total	1,979	$19.37	2,479

(1)	Reflects equity awards granted under the Integral Systems, Inc. 2008 Stock Incentive Plan, the 2002 Stock Option Plan and the 1988 Stock Option Plan and 679 thousand shares reserved for issuance under the 2008 Stock Incentive Plan and 1.8 million shares reserved for issuance under the Employee Stock Purchase Plan, all as of September 30, 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of December 31, 2008.

INTEGRAL SYSTEMS, INC.

By:	/s/ WILLIAM M. BAMBARGER, JR.
William M. Bambarger, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.