Form 10-Q
period 2008-12-26
INTEGRAL SYSTEMS INC /MD/
filed 2009-02-05
CIK 718130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

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

As of January 28, 2009, the Registrant had issued and outstanding 17,269,109 shares of common stock.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this Form 10-Q, including those in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward looking within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, from time to time, Integral Systems, Inc. (the “Company”, “We”, “Us”, “Our”) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “believe”, “expect”, “anticipate”, “estimate”, “continue”, or other similar words, including but not limited to statements as to our intent, belief, or current expectations and the intent, belief, or current expectations of our directors, officers, and management with respect to our future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. The future results indicated, whether expressed or implied, may not be achieved. Our actual results may differ significantly from the results discussed in the forward-looking statements. While we believe that these statements are and will be accurate, a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our statements. Our business is dependent upon general economic conditions and upon various conditions specific to us and to our industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may affect our business, other than those described elsewhere herein, include the risk factors described in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended September 30, 2008. When considering the forward-looking statements in this Form 10-Q, you should keep in mind the risk factors and other cautionary statements set forth in this Form 10-Q and our Annual Report on Form 10-K.

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

•	Our contracts and subcontracts that are funded by the U.S. government are subject to a competitive bidding process that may affect our ability to win contract awards or renewals in the future.

•	We enter into fixed-price contracts that could subject us to losses in the event that we have cost overruns.

•	Our contracts and subcontracts are subject to competition, strict performance and other requirements.

i

•	The newly appointed federal administration may reduce aerospace and defense spending, which could affect us adversely.

•	Intense competition in the satellite ground system industry could affect our future financial performance.

•	We are subject to risks associated with our strategy of acquiring or merging with other companies.

•	We may be exposed to product liability or related claims with respect to our products.

•	Our products may become obsolete due to rapid technological change in the satellite industry.

•	Our business is subject to risks associated with international transactions.

•	Our business is dependent on the availability of certain components and raw materials that we buy from suppliers.

•	We depend upon attracting and retaining a highly skilled professional staff.

•	We depend upon the services of our key personnel.

•	We depend upon intellectual property rights and risk having our rights infringed.

•	The estimated backlog under our contracts is not necessarily indicative of revenues that will actually be realized under the contracts.

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 26, 2008	September 30, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,518	$15,026
Accounts receivable, net of allowance for doubtful accounts of $28 and $9, respectively	17,485	16,688
Unbilled revenue	20,584	18,656
Prepaid expenses and other current assets	3,248	2,542
Income tax receivable	4,620	4,782
Deferred contract costs	6,227	6,558
Inventory	7,923	7,237

Total current assets	65,605	71,489

Property and equipment, net	18,063	17,634
Goodwill	51,414	51,414
Other assets	7,868	6,666

Total assets	$142,950	$147,203

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,197	$7,163
Accrued expenses	12,928	16,650
Deferred revenue	12,542	12,403

Total current liabilities	29,667	36,216

Non-current liabilities	1,080	946

Total liabilities	30,747	37,162

Stockholders’ equity:
Common stock, $.01 par value, 80,000,000 shares authorized, and 17,254,334 and 17,246,034 shares issued and outstanding, respectively	173	173
Additional paid-in capital	63,721	62,608
Retained earnings	48,274	47,249
Accumulated other comprehensive income	35	11

Total stockholders' equity	112,203	110,041

Total liabilities and stockholders' equity	$142,950	$147,203

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	December 26, 2008	December 31, 2007 (1)
	(Unaudited)
Revenue:
Contract revenue	$31,359	$29,288
Product revenue	3,984	2,583
Software maintenance revenue	3,127	2,089

Total revenue	38,470	33,960

Cost of revenue:
Contract and software maintenance cost of revenue	23,074	20,171
Product cost of revenue	1,975	1,241

Total cost of revenue	25,049	21,412

Gross profit	13,421	12,548

Operating expense:
Selling, general & administrative	11,526	6,520
Research & development	595	710

Income from operations	1,300	5,318

Other income (expense), net	7	(65)

Income before income tax	1,307	5,253
Provision for income taxes	282	201

Net income	$1,025	$5,052

Comprehensive income:
Cumulative currency translation adjustment	24	(51)

Total comprehensive income	$1,049	$5,001

Weighted average number of common shares:
Basic	17,266	18,762
Diluted	17,441	18,863

Net income per share:
Basic	$0.06	$0.27
Diluted	$0.06	$0.27

(1)

Share and per share information reflect a stock split that was effected in the form of a stock dividend for which one share of our common stock was distributed for each one share of common stock issued and outstanding on August 25, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Three Months Ended
	December 26, 2008	December 31, 2007
	(Unaudited)
Cash flows from operating activities:
Net income	$1,025	$5,052
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	639	526
Bad debt expense	19	(5)
Stock-based compensation	1,036	212
Changes in operating assets and liabilities
Accounts receivable	(852)	(1,306)
Unbilled revenue	(2,948)	(502)
Prepaid expenses and other current assets	(709)	525
Deferred contract costs	331	(135)
Inventories	(687)	(657)
Income taxes receivable	282	(30)
Accounts payable	(2,970)	(2,563)
Accrued expenses	(3,724)	(2,100)
Deferred revenue	131	4,290

Net cash (used in) provided by operating activities	(8,427)	3,307

Cash flows from investing activities:
Acquisitions of fixed assets	(1,040)	(1,144)
Other investing activities	(178)	184

Net cash used in investing activities	(1,218)	(960)

Cash flows from financing activities:
Proceeds from issuance of common stock	76	9
Payments on capital lease obligations	(5)	—

Net cash provided by financing activities	71	9

Net (decrease) increase in cash and cash equivalents	(9,574)	2,356
Effect of exchange rate changes on cash	66	(92)
Cash and cash equivalents - beginning of period	15,026	23,894

Cash and cash equivalents - end of period	$5,518	$26,158

Supplemental disclosures of cash flow information:
Income taxes paid	$1	$84
Interest expense paid	$1	$2

The accompanying notes are an integral part of these consolidated financial statements.

1.	Description of Business

Integral Systems, Inc. (the “Company”, “We”, “Us”, “Our”, “Integral Systems”), a Maryland corporation incorporated in 1982, provides complex solutions for satellite command and control, integration and test, data processing, signals analysis, and flight simulation. We design, develop, and integrate sophisticated solutions and provide services related to satellite ground systems and other communications and networking equipment. We believe that our integration capability is unique, since we have developed and own the key technologies used in our solutions. By controlling pivotal technologies, we believe that we are able to provide solutions at significantly lower risk and cost on accelerated schedules as compared to our competitors. Since our founding in 1982, we have supported more than 200 different satellite missions for both commercial and government customers who perform communications, science, meteorology, and earth resource applications and our systems are fielded worldwide. Integral Systems’ state of the art technology, algorithms, signals processing and integration processes are based on a commercial model that we have used to bring efficiencies into the U.S. government market, which is now our largest source of revenue. We believe that our blend of commercial and government customers, mature systems integration methodologies, and mix of software and hardware products position us for sustained growth.

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

Effective with the first quarter of our fiscal year 2009, it is now our practice to close our books and records on the Friday prior to the calendar quarter-end to align our financial closing with our business processes. This practice only affects interim periods, as our fiscal year ends on September 30.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 26, 2008 are not necessarily indicative of the results that may be expected for fiscal year 2009. During the first fiscal quarter of 2009, the Company identified and recorded revenue recognition adjustments related to prior periods. The effect of these entries in the first quarter of 2009 increased revenues and pre-tax income by approximately $900,000, and increased net income by approximately $550,000. The Company has concluded that these corrections are immaterial to the 2008 and 2009 annual financial statements and accordingly, retroactive adjustments to previously issued financial statements are unnecessary.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect certain reported amounts of assets and liabilities, and changes therein, disclosure of contingent assets and liabilities, and revenues and expenses recognized during the reporting period. Actual results could differ from those estimates.

On August 25, 2008, we effected a stock split in the form of a stock dividend for which one share of our common stock was distributed for each one share of common stock issued and outstanding on August 25, 2008. All share and per share amounts for the three months ended December 31, 2007 have been adjusted to reflect the stock split. During the first quarter of 2009, we realigned our Space Communications Systems segment to include the operations of our SAT subsidiary. The signal monitoring products sold by SAT are better aligned with the product offerings of the Space Communications Systems segment. SAT was previously included in the Commercial Systems segment. These reclassifications did not impact our previously reported net income or earnings per share for the three months ended December 31, 2007 or our total assets as of September 30, 2008.

3.	Revenue Recognition

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

We recognize software license arrangements that include significant modification and customization of the software in accordance with AICPA Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions, by applying the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Software license revenue is generally included in our system build revenue, which is recognized using the percentage-of-completion method. Under the percentage-of-completion method, management estimates the percentage of completion based upon the costs incurred as a percentage of the total estimated costs to complete. When total cost estimates exceed revenue, we accrue for the estimated losses immediately. Our policy is to not include general and administrative costs in the loss provision. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs. Incentives and award payments are included in estimated total contract value used in the percentage-of-completion method when the realization of such amounts is deemed probable upon achievement of certain defined goals. Estimates of total contract revenue and costs are continuously monitored during the terms of the contracts and are subject to revision as the contracts progress. When revisions in estimated contract revenue and costs are determined, such adjustments are recorded in the period in which they are first identified. Revenue arrangements entered into with the same customer that are accounted for under SOP 81-1 are accounted for on a combined basis when they: (i) are negotiated as a package with an overall profit margin objective; (ii) essentially represent an agreement to do a single project; (iii) involve interrelated activities with substantial common costs; and (iv) are performed concurrently or sequentially.

When we enter into multiple-element software arrangements, which may include any combination of hardware, software or services, we allocate the total revenue to be earned under the arrangement among the various elements based on their relative fair value. For software, and elements for which software is essential to the functionality, the allocation is based on vendor-specific objective evidence (VSOE) of fair value. VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately, and for software license updates and software support services it is based upon the rates when renewed. There may be cases in which there is VSOE of fair value of the undelivered elements but no such evidence for the delivered elements. In these cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered elements equals the total arrangement consideration less the aggregate VSOE of fair value of the undelivered elements. We have established VSOE on our post contract support services and recognize revenue on this element on a straight line basis over the period of performance. We recognize revenue on delivered elements only if: (i) any undelivered products or services are not essential to the functionality of the delivered products or services, (ii) we have an enforceable claim to receive the amount due in the event we do not deliver the undelivered products or services, (iii) there is evidence of the fair value for each undelivered product or service, and (iv) the revenue recognition criteria otherwise have been met for the delivered elements. Otherwise, revenue on delivered elements is recognized when the undelivered elements are delivered.

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

Revenue classified as Contract revenue includes revenue on contracts that are either multiple-element software arrangements, which may include any combination of hardware, software or services, or on cost-plus-fee contracts. Revenue for general services or non-software product sales are classified as Product revenue. Software maintenance revenue includes revenue on post contract support services and contracts for follow on post contract support services. Cost of revenue relating to providing post contract support is not material and therefore is included in contract and software maintenance cost of revenue.

4.	Accounts Receivable, Unbilled Revenue, and Deferred Revenue

Accounts receivable are recorded at the amount invoiced and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses from the existing accounts receivable. Unbilled revenue represents amounts recognized as revenue that have not been billed. Unbilled revenue was $27.7 million as of December 26, 2008 of which $20.6 million is expected to be collected in the next 12 months. As of December 26, 2008, unbilled revenue that is not expected to be collected within the next 12 months in the amount of $7.1 million is included in other assets in our consolidated balance sheet. Unbilled revenue was $24.8 million as of September 30, 2008 of which $18.7 million was expected to be collected within 12 months. As of September 30, 2008, unbilled revenue that was not expected to be collected within one year in the amount of $6.1 million was included in other assets in our consolidated balance sheet.

Revenue from our government Systems cost-plus-fee contracts are driven by pricing based on costs incurred to perform services under contracts with the U.S. Government. Cost-based pricing is determined under the Federal Acquisition Regulation, which provides guidance on the types of costs that are allowable in establishing prices for goods and services and allowability and allocability of costs to contracts under U.S. government contracts. Allocable costs are billed to the U.S. government based upon approved billing rates. We have incurred allocable costs we believe are allowable and reimbursable under the contract that are higher than the approved billing rates. The unbilled revenues that are not expected to be collected within one year relate to the difference between the incurred allocable costs and the amount based on the approved billing rates for costs incurred during the third and fourth quarters of fiscal 2008 and during the first quarter of 2009. Upon receipt of approval for our actual incurred allocable costs, we will bill these amounts.

Deferred revenue represents amounts billed and collected for contracts in progress for which revenue has not been recognized and is reflected as a liability. Revenue will be recognized when revenue recognition criteria are met.

5.	Inventory

Inventories consist primarily of raw materials and finished goods (which include raw materials and direct labor). Inventories are valued at the lower of cost or market. We determine cost on the basis of the weighted average cost or first-in-first-out method. We did not have a reserve for obsolescence at December 26, 2008 or September 30, 2008. Inventory consists of the following:

	December 26, 2008	September 30, 2008
	(in thousands of dollars)
Finished Goods	$156	$740
Raw Materials	7,767	6,497

Total	$7,923	$7,237

6.	Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the diluted weighted-average common shares, which reflects the potential dilution of stock options and effective November 1, 2008, shares to be issued under our new Employee Stock Purchase Plan. The reconciliation of amounts used in the computation of basic and diluted net income per share consists of the following:

	Three Months Ended
	December 26, 2008	December 31, 2007
	(in thousands, except per share amounts)
Numerator:
Net income	$1,025	$5,052
Denominator:
Shares used for basic earnings per share - weighted-average shares	17,266	18,762
Effect of dilutive securities:
Employee stock options	175	101

Shares used for diluted earnings per share adjusted weighted-average shares and assumed conversions	17,441	18,863

Net income per share:
Basic earnings per share	$0.06	$0.27
Diluted earnings per share	$0.06	$0.27

On February 29, 2008, we entered into a Stock Repurchase Agreement to repurchase 2,129,944 shares of our common stock for $11.00 per share from Fursa Alternative Strategies, LLC. The effect on earnings per share was an increase of $0.01 in our basic and diluted earnings per share for the three months ended December 26, 2008.

7.	Line of Credit

We have a line of credit agreement, which permits unsecured borrowing of up to $25.0 million, including a sub-facility of $10 million for the issuance of letters of credit. Any borrowings under the facility will accrue interest at the one-month London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 1.25% to 2.25% depending on our ratio of funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”). We are required to pay a quarterly fee on the undrawn amount of the facility, at a rate of 0.20% to 0.25% per annum, depending on our ratio of funded debt to EBITDA. We did not use and we did not have outstanding borrowings on the line of credit at December 26, 2008 or September 30, 2008.

8.	Commitments and Contingencies

Operating Lease

On June 6, 2008, we entered into a material lease agreement for newly leased property located at 6721 Columbia Gateway Drive in Columbia, Maryland, which will be used for our new corporate headquarters. We intend to relocate our corporate headquarters from its current location at 5000 Philadelphia Way, Lanham, Maryland in the third quarter of calendar year 2009. The lease term is for 11 years; the facility is approximately 131,450 square feet and has an initial $28 per square foot annual lease cost, with annual escalations of approximately 2.75% to 3.00%. We are entitled to $7.4 million in allowances for costs to build out this facility to our specifications and we will be reimbursed $2.1 million relating to the remainder of our existing lease on the Lanham, Maryland facility, which approximates the rent obligation for our Lanham, Maryland facility for approximately two years. We intend to sublease the Lanham facility for the remainder of the lease term and estimate that there will be no loss from the sublease.

Litigation, Claims, and Assessments

We are subject to various legal proceedings and threatened legal proceedings from time to time. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on our business, results of operations, financial condition, or cash flows.

On December 15, 2008, shortly after the Company announced its preliminary financial results for the quarter and fiscal year ended September 30, 2008, a purported securities class action complaint was filed in Maryland federal court against the Company and certain of its current and former officers. The complaint alleges that between April 28, 2008 and December 10, 2008, certain statements made by the Company concerning its financial condition were false or misleading because those statements failed to disclose that the Company was improperly recognizing revenue; that the Company’s financial statements accordingly were not prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), were misstated, and were materially false and misleading; and that the Company lacked adequate internal and financial controls. The complaint seeks to assert claims under sections 10(b) and 20(a) of the Securities Exchange Act, and requests certification of a class of persons who purchased the Company’s common stock between the dates set forth above. No specific damage amount is alleged in the complaint. To date no proceedings have taken place in the lawsuit other than the filing of the complaint. The Company and the individual defendants intend to defend the lawsuit vigorously.

As previously disclosed, on March 1, 2007, we learned that the SEC had issued a formal order of investigation regarding the Company. In early March 2007, we and certain of our then officers received subpoenas in connection with the investigation. The Board of Directors of the Company had earlier established a Special Committee of independent directors of the Company to supervise our responses to the SEC’s investigation and to investigate related matters. The Special Committee consists of the following members of our Board of Directors: John M. Albertine, Paul Casner, William F. Leimkuhler, and R. Doss McComas. The Special Committee has retained the law firm of Foley Hoag LLP to serve as its independent counsel. In March 2007, we terminated the employment of Mr. Prince.

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

We certified compliance with the SEC’s subpoena to the Company in May 2007, and are cooperating fully with the SEC and NASDAQ in connection with the investigation and the inquiry.

9.	Stock Option Plan and Stock-Based Compensation

We have a 2008 Stock Incentive Plan that provides incentives for our employees, consultants, and directors to promote our financial success. The Compensation Committee of the Board of Directors has sole authority to select full-time employees, directors, or consultants to receive awards of options, stock appreciation rights, restricted stock, and restricted stock units under this plan. The maximum number of shares of common stock that may be issued pursuant to the 2008 Stock Incentive Plan is 3,199,894. As of December 26, 2008, we had 612,260 options outstanding under our 2002 Stock Option Plan.

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

As of December 26, 2008, we had reserved for issuance an aggregate 2,649,960 shares of common stock under the 2008 Stock Incentive Plan.

The following table summarizes the activity for all of our stock option awards during the three months ended December 26, 2008:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Life	Aggregate Intrinsic Value ($ in millions)
	(in thousands)
Options outstanding September 30, 2008	1,979	$19.37	—	—
Granted	14	$21.18	—	—
Exercised	(8)	$9.21	—	—
Cancelled	(40)	$23.03	—	—

Options outstanding December 26, 2008	1,945	$19.35	7.36	$0.18

Exercisable at December 26, 2008	446	$11.27	2.35 Years	$0.18

The following table summarizes additional information about stock options outstanding at December 26, 2008:

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
	(in thousands)			(in thousands)
$7.50 – 9.99	177	1.01 Years	$9.17	176	$9.17
$10.00 – 14.99	465	3.52 Years	$12.58	270	$12.64
$20.00 – 25.00	1,303	9.60 Years	$23.15	—	—

	1,945	7.36 Years	$19.35	446	$11.27

The following table summarizes information about our nonvested stock options outstanding at December 26, 2008:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at September 30, 2008	1,529	$8.63
Granted	14	$8.36
Vested	(4)	$3.73
Cancelled	(40)	$9.09

Nonvested at December 26, 2008	1,499	$8.62

The weighted-average grant date fair value of options that were granted during the three months ended December 26, 2008 was $8.36 per option. The fair value of the options granted was estimated on the date of the grant using the Black-Scholes options pricing model. The following table shows the assumptions used for the grants that occurred during the three months ended December 26, 2008.

Three Months Ended December 26, 2008
Expected volatility	34.9 - 40.3%
Risk free interest rate	2.51%
Forfeiture rate	3.13 - 3.35%
Dividend yield	0.00%
Expected lives	6 years

The expected volatility is established based on the historical volatility of our common stock. The risk free interest rate is determined based on the U.S. Treasury yield curve that is commensurate with the expected life of the options granted. The dividend yield is 0% based upon the decision by the board of directors on December 5, 2007 to cease the payment of dividends for the foreseeable future. During fiscal year 2008, we issued some stock options with a 10 year term. Prior to this, our stock options had a five or six years term, therefore the expected lives for the stock options issued in fiscal year 2008 that have a 10 year term are based on the “simplified” method allowed by Staff Accounting Bulletin (“SAB”) No. 107, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

We have recognized $1.0 million and $0.2 million of share-based compensation expense in the Consolidated Statements of Operations for the three month periods ended December 26, 2008 and December 31, 2007, respectively.

As of December 26, 2008, there was $10.9 million of unrecognized compensation expense related to remaining non-vested stock options that will be recognized over a weighted average period of 1.72 years. The total fair value of options which vested during the three month period ending December 26, 2008, was $15 thousand.

10.	Stockholders’ Equity Transactions

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

On August 13, 2008, our Board of Directors authorized a stock split that was effected in the form of a stock dividend, for which one share of our common stock was distributed for each one share of common stock issued and outstanding on August 25, 2008. We issued a total of 8,622,267 shares relating to this stock split. The shares presented throughout the consolidated Financial Statements and notes there to reflect the effect of this stock split for all periods presented.

11.	Business Segment and Geographical Information

During the first quarter 2009, we realigned our Space Communications Systems segment to include the operations of our SAT subsidiary. The signal monitoring products sold by SAT are better aligned with the product offerings of the Space Communications Systems segment. SAT was previously included in the Commercial Systems segment. Results from the SAT subsidiary for the three months ended December 31, 2007 have been reclassified to conform to the presentation of the three months ended December 26, 2008. The reclassification does not modify the previously reported consolidated revenue or net income for the three months ended December 31, 2007 or total assets as of that date. We evaluate the performance of our three operating segments based on operating income. The following is a brief description of each of the segments:

Government Systems: this segment provides ground systems products and services to the U.S. government. It is currently our largest segment in terms of revenue and consists of our core command and control business for government applications. Its primary customer is the U.S. Air Force.

Commercial Systems: this segment provides ground systems products and services to commercial enterprises and international governments and organizations. It consists of our core command and control business for commercial applications and two of our wholly-owned subsidiaries as follows:

•

Newpoint offers an integrated suite of products primarily for commercial users, including communications satellite operators, communications satellite users, and general-purpose telecommunications companies.

•	ISI Europe serves as the focal point for our ground systems business in Europe and Africa for command and control, signal monitoring, and network management using our products.

Space Communications Systems: this segment includes our wholly-owned subsidiaries RT Logic, Lumistar, and SAT. RT Logic designs and builds satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories, and range operations. Lumistar provides system level and board level telemetry products. SAT offers a range of software products and turnkey systems for monitoring and detecting interference, signals, and terrestrial communications.

Summarized financial information by business segment is as follows:

	Three Months Ended
	December 26, 2008	December 31, 2007 (Restated)
	(in thousands of dollars)
Contract revenue:
Government Systems	$18,022	$15,442
Commercial Systems	6,109	5,326
Space Communications Systems	16,052	14,336
Elimination of intersegment sales	(1,713)	(1,144)

Total contract revenue	38,470	33,960

Income from operations:
Government Systems	(1,158)	593
Commercial Systems	264	856
Space Communications Systems	2,194	3,869

Total income from operations	1,300	5,318

Other income (expense), net	7	(65)

Income before income taxes	1,307	5,253
Provision for income taxes	282	201

Net income	$1,025	$5,052

Asset information for our segments at December 26, 2008 and September 30, 2008 is shown in the following table.

	December 26, 2008	September 30, 2008
	(in thousands of dollars)
Total Assets:
Government Systems	$31,142	$27,561
Commercial Systems	4,454	5,580
Space Communications Systems	90,608	92,308
Corporate Support Assets	16,746	21,754

Total assets	$142,950	$147,203

12.	Income Taxes

Our tax provision for income tax is determined using an estimate of our annual effective tax rate for each of our legal entities in accordance with the interim reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” and Financial Accounting Standards Board (“FASB”) Interpretation No. 18 “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28.” Accordingly, we have estimated our annual effective tax rate for the fiscal year and applied that rate to our income before taxes in determining our tax expense for the three months ended December 26, 2008. Non-recurring and discrete items that impact tax expense are recorded in the period incurred.

FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 clarifies the accounting for income taxes by prescribing that a company should use a more-likely-than not recognition threshold based on the technical merits of the tax position taken. Tax provisions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition, and explicitly excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies.

The change in unrecognized tax benefits under FIN 48 is shown in the table below (in thousands):

Unrecognized tax benefits at September 30, 2008	$768
Increase (decrease) related to position taken in prior years	—
Increase (decrease) related to position taken in current year	110

Unrecognized tax benefits at December 26, 2008	$878

If recognized, the entire balance of unrecognized tax benefits would impact the effective tax rate. Over the next 12 months, we do not anticipate that the amount of the liability for unrecognized tax benefits will be reversed. We recognize interest income, interest expense, and penalties relating to tax exposures as a component of income tax expense. The amount of interest expense and penalties related to the above unrecognized tax benefits was $90 thousand, net of the federal tax benefit.

Included in the first quarter 2009 income tax provision is a tax credit of $0.2 million relating to tax deductible research and development expenditures. During the first quarter 2008, we recognized a $1.6 million tax credit for tax deductible research and development expenditures that were incurred in prior years. We filed amended returns associated with this tax credit.

13.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which became effective October 1, 2008. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurement. The standard generally is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” to delay the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items with its scope, the FASB Staff Position No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Management adopted SFAS No. 157 related to its financial assets and liabilities, effective October 1, 2008. The adoption did not have a material impact on our results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, which became effective October 1, 2008. Under SFAS No. 159, a company may choose to measure certain financial instruments (e.g., assets and liabilities) and certain other items not currently subject to fair value measurement at fair value. If so elected, any unrealized gains and losses from marking those items to market will be included in earnings on an instrument-by-instrument basis, with few exceptions. We did not elect the fair value option.

In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, “Business Combinations.” The revision is intended to simplify existing guidance and coverage rulemaking under U.S. generally accepted accounting principles with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may affect the release of our valuation allowance against prior acquisition intangibles. An entity may not apply SFAS 141(R) before that date. We are currently evaluating the impact of the provisions of the revision on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements —including an amendment of ARB No. 51.” This standard changes the accounting and reporting for minority interest and requires the ownership interest in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The statement is applied prospectively as of the beginning of the fiscal year in which the statement is initially applied, except for the presentation and disclosure requirements. Presentation and disclosure requirements are to be applied retrospectively for all periods presented. We will adopt this statement on October 1, 2009. Currently, we do not have any noncontrolling (minority) interest in a subsidiary.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Currently, we do not have any derivative or hedging instruments.

14.	Subsequent Events

On January 21, 2009, we signed a master lease agreement and progress payment agreement for a capital equipment lease facility (the “facility”) with Banc of America Leasing & Capital, LLC (“BALC”). Under this facility, we may borrow up to $7.0 million for the purchase of new furniture, fixtures and equipment (the “new assets”). Initially, under the progress payment agreement, BALC will advance funding for the new assets. No principal payments will be due on such borrowings, and interest will accrue at one-month LIBOR, plus 1.5%, payable monthly in arrears. On January 29, 2009, BALC advanced $1.3 million under the progress payment agreement. Upon final payment for the new assets, the short-term funding under the progress payment agreement will be replaced by equipment leases under the master lease agreement. The lease term will be 72 months from the lease commencement date, with monthly rent payments (representing the payment of principal and interest on the borrowed amount) calculated based on a lease rate factor as defined under the facility. The lease rate factor will be based on the three-year swap index as quoted in the Bloomberg Daily Summaries as of the lease commencement date. As of November 24, 2008, our rent payments would have been 1.62829% of the borrowed amount. We will purchase the new assets for $1.00 at the end of the term. Borrowings under the leases will be secured by the underlying new assets. Each lease will be a net lease and a “finance lease” under Article 2A of the Uniform Commercial Code. We will be responsible for all expenses relating to the new assets. BALC will be considered the owner of the new assets for federal income tax purposes and BALC is entitled to the tax benefits relating to such ownership. We are obligated to indemnify BALC for any loss or reduction of the anticipated tax benefits.

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

Effective with the first quarter of our fiscal year 2009, it is now our practice to close our books and records on the Friday prior to the calendar quarter-end to align our financial closing with our business processes. This practice only affects interim periods, as our fiscal year ends on September 30. Our quarter ended December 26, 2008 has five fewer days than the quarter ended December 31, 2007. We do not believe this change materially affects the comparability of the quarters presented within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. A discussion of our revenue recognition policies is set forth below. Our other most critical accounting policies, which relate to allowance for doubtful accounts, the recoverability of goodwill and other long-lived assets, stock-based compensation, the recoverability of deferred tax assets, and obsolescence of inventory, are discussed in the “Notes to Consolidated Financial Statements” of our Annual Report on Form 10-K for the year ended September 30, 2008.

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

We recognize software license arrangements that include significant modification and customization of the software in accordance with AICPA Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions, by applying the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Software license revenue is generally included in our system build revenue, which is recognized using the percentage-of-completion method. Under the percentage-of-completion method, management estimates the percentage of completion based upon the costs incurred as a percentage of the total estimated costs to complete. When total cost estimates exceed revenue, we accrue for the estimated losses immediately. Our policy is to not include general and administrative costs in the loss provision. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs. Incentives and award payments are included in estimated total contract value used in the percentage-of-completion method when the realization of such amounts is deemed probable upon achievement of certain defined goals. Estimates of total contract revenue and costs are continuously monitored during the terms of the contracts and are subject to revision as the contracts progress. When revisions in estimated contract revenue and costs are determined, such adjustments are recorded in the period in which they are first identified. Revenue arrangements entered into with the same customer that are accounted for under SOP 81-1 are accounted for on a combined basis when they: (i) are negotiated as a package with an overall profit margin objective; (ii) essentially represent an agreement to do a single project; (iii) involve interrelated activities with substantial common costs; and (iv) are performed concurrently or sequentially.

When we enter into multiple-element software arrangements, which may include any combination of hardware, software or services, we allocate the total revenue to be earned under the arrangement among the various elements based on their relative fair value. For software, and elements for which software is essential to the functionality, the allocation is based on vendor-specific objective evidence (VSOE) of fair value. VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately, and for software license updates and software support services it is based upon the rates when renewed. There may be cases in which there is VSOE of fair value of the undelivered elements but no such evidence for the delivered elements. In these cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered elements equals the total arrangement consideration less the aggregate VSOE of fair value of the undelivered elements. We have established VSOE on our post contract support services and recognize revenue on this element on a straight line basis over the period of performance. We recognize revenue on delivered elements only if: (i) any undelivered products or services are not essential to the functionality of the delivered products or services, (ii) we have an enforceable claim to receive the amount due in the event we do not deliver the undelivered products or services, (iii) there is evidence of the fair value for each undelivered product or service, and (iv) the revenue recognition criteria otherwise have been met for the delivered elements. Otherwise, revenue on delivered elements is recognized when the undelivered elements are delivered.

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

Revenue classified as Contract revenue includes revenue on contracts that are either multiple-element software arrangements, which may include any combination of hardware, software or services, or on cost-plus-fee contracts. Revenue for general services or non-software product sales are classified as Product revenue. Software maintenance revenue includes revenue on post contract support services and contracts for follow on post contract support services. Cost of revenue relating to providing post contract support is not material and therefore is included in contract and software maintenance cost of revenue.

Results of Operations - First Quarter 2009 Compared to First Quarter 2008

	Three Months Ended
	December 26, 2008 (1st quarter 2009)	December 31, 2007 (1st quarter 2008) (Restated)	Favorable (unfavorable)
	(in thousands of dollars)
Revenue
Government Systems
Contract revenue	$17,565	$15,133	$2,432
Software maintenance revenue	457	309	148

Total Government Systems	18,022	15,442	2,580
Commercial Systems
Contract revenue	5,200	4,744	456
Software maintenance revenue	909	582	327

Total Commercial Systems	6,109	5,326	783
Space Communications Systems
Contract revenue	10,268	10,506	(238)
Software maintenance revenue	1,791	1,208	583
Product revenue	3,993	2,622	1,371

Total Space Communications Systems	16,052	14,336	1,716
Elimination of intersegment sales	(1,713)	(1,144)	(569)

Total revenue	38,470	33,960	4,510

Cost of revenue:
Government Systems
Contract and software maintenance cost of revenue	13,750	11,419	(2,331)
Commercial Systems
Contract and software maintenance cost of revenue	4,723	3,331	(1,392)
Space Communications Systems
Contract and software maintenance cost of revenue	6,314	6,561	247
Product cost of revenue	1,975	1,245	(730)

Total Space Communications Systems	8,289	7,806	(483)
Elimination of intersegment sales	(1,713)	(1,144)	569

Total cost of revenue	25,049	21,412	(3,637)

Gross profit:
Government Systems	4,272	4,023	249
Commercial Systems	1,386	1,995	(609)
Space Communications Systems	7,763	6,530	1,233

Total gross profit	13,421	12,548	873

Operating expense:
Government Systems	5,430	3,430	(2,000)
Commercial Systems	1,122	1,139	17
Space Communications Systems	5,569	2,661	(2,908)

Total operating expense	12,121	7,230	(4,891)

Income from operations:
Government Systems	(1,158)	593	(1,751)
Commercial Systems	264	856	(592)
Space Communications Systems	2,194	3,869	(1,675)

Total income from operations	1,300	5,318	(4,018)

Other income (expense), net	7	(65)	72

Income before income taxes	1,307	5,253	(3,946)
Provision for income taxes	282	201	(81)

Net income	1,025	5,052	(4,027)

Revenue

Consolidated revenue for the first quarter 2009 increased 13.3% from $34.0 million for the first quarter 2008 to $38.5 million for the first quarter 2009. During the first fiscal quarter of 2009, the Company identified and recorded revenue recognition adjustments related to prior periods. The effect of these entries in the first quarter of 2009 increased revenues and pre-tax income by approximately $900,000, and increased net income by approximately $550,000. The Company has concluded that these corrections are immaterial to the 2008 and 2009 annual financial statements and accordingly, retroactive adjustments to previously issued financial statements are unnecessary. The increase in revenue was related to the following:

Government Systems revenue was $18.0 million in the first quarter 2009, an increase of $2.6 million or 16.7%, compared to $15.4 million in the first quarter 2008. The increase in revenue in this segment in the first quarter 2009 was attributable to an increase in work scope on a contract with the United States Air Force during the first quarter 2009 that resulted in a $3.1 million revenue increase when compared to the first quarter 2008 and an increase of $2.3 million relating to an increase in level of effort on a contract that began in the first quarter 2008. Offsetting these increases was a decrease in revenue of $1.5 million relating to a large United State Air Force contract in which the costs incurred exceeded the contract funding limit for certain work, which led to a decrease in revenue relating to this contract recognized during the first quarter 2009 as compared to the first quarter 2008. We are working with our customer to get funding increases for costs incurred that are in excess of the contract funded amount and we expect to be able to recover such funding as we believe that these costs are allowable and reimbursable under the contract. In addition, there was a decrease in revenue of $1.2 million relating to a civilian program that was completed during the first quarter 2008.

Commercial Systems revenue was $6.1 million in the first quarter 2009, an increase of $0.8 million, or 14.7%, compared to $5.3 million in the first quarter 2008. The increase in revenue for this segment in the first quarter 2009 was attributable to revenue increases of $2.5 million from new and existing command and control work and $0.1 million from Newpoint due to an increase in software maintenance revenue offset by decreases in revenue of $1.8 million relating to contracts that were completed in the first quarter 2008.

Space Communications Systems revenue was $16.1 million in the first quarter 2009, an increase of $1.7 million or 12.0%, compared to $14.3 million in the first quarter 2008. The increase in revenue for this segment in the first quarter 2009 was attributable to higher product revenue due to an increase in volume of shipments, higher contract revenue relating to new contract work, and higher software maintenance revenue at RT Logic, which resulted in a $2.6 million increase, and a $0.2 million increase in production revenue from SAT. Offsetting this increase was a decrease in revenue of $1.1 million at SAT, which is attributable to the completion or near completion of several contracts in the first quarter 2008 and new contracts that commenced in the first quarter 2009.

Gross Profit

Our gross profit can vary significantly depending on the type of product or service provided. Generally, license and maintenance revenue related to the sale of our commercial off-the-shelf software products have the highest gross profit margins due to minimal incremental costs to produce them. By contrast, gross margin for equipment and subcontractor costs are typically lower. Engineering service gross margin is typically in the 20% range or higher.

Gross profit was $13.4 million in the first quarter 2009, an increase of $0.9 million, or 7.0%, compared to $12.5 million in the first quarter 2008. The increase in gross profit in the first quarter 2009 was attributable to our Government Systems and Space Communications Systems segments.

Government Systems gross profit was $4.3 million in the first quarter 2009, an increase of $0.3 million, or 6.2%, compared to $4.0 million in the first quarter 2008. Gross profit increased $1.9 million relating to increases in work scope and level of effort on existing contract work with the United States Air Force, offset by a decrease in gross profit of $1.2 million on the large United States Air Force contract noted above, in which the costs incurred exceeded the contract funding limit for certain work. In addition, there was a decrease in gross profit of $1.0 million relating to a civilian program that was completed during the first quarter 2008.

Commercial Systems gross profit was $1.4 million in the first quarter 2009, a decrease of $0.6 million, or 30.5%, compared to $2.0 million in the first quarter 2008. The decrease in gross profit was attributable to higher overhead support costs of $0.6 million relating to product development and new business development.

Space Communications Systems gross profit was $7.7 million in the first quarter 2009, an increase of $1.3 million, or 20.7%, compared to $6.4 million in the first quarter 2008. The increase in gross profit of $2.7 million was attributable to the increase in revenue from RT Logic as described above, offset by a decrease in gross profit from SAT of $1.1 million due to a decrease in revenue and higher overhead support costs.

Operating Expenses

Operating expenses were $12.1 million for the first quarter 2009, an increase of $4.9 million or 67.6% compared to $7.2 million in the first quarter 2008. The increase was attributable to $2.7 million of higher professional services fees, including accounting fees related to the 2008 audit, legal fees, and professional services fees associated with infrastructure development projects and compliance related activities, $1.4 million in higher salary and personnel related expenses due to an increase in support and infrastructure headcount, and an increase of $0.8 million in stock-based compensation expense.

Operating expenses in our Government Systems segment were $5.4 million for the first quarter 2009, an increase of $2.0 million, or 58.8%, compared to $3.4 million for the first quarter 2008, due to an increase in the allocation of corporate expenses.

Operating expenses in our Commercial Systems segment were comparable to the first quarter 2008. Allocation of corporate expenses was higher in the first quarter 2009 compared to the first quarter 2008, which increase was offset by a decrease in our Newpoint operating expenses in the first quarter 2009 compared to the first quarter 2008.

Operating expenses in our Space Communications Systems segment were $5.6 million for the first quarter 2009, an increase of $2.9 million compared to $2.7 million for the first quarter 2008. The increase was attributable to an increase in the allocation of corporate expenses of $2.2 million and to an increase in headcount, which resulted in an increase of salary and related expenses of $0.7 million.

Income Tax Expense

We recorded income tax expense of $0.3 million in the first quarter 2009 and $0.3 million in the first quarter 2008. Included in the first quarter 2008 income tax expense was a $1.6 million tax credit for tax deductible research and development expenditures that were incurred in prior years. We filed amended tax returns associated with this tax credit. Tax expense for the first quarter 2008, net of this tax credit, was $1.8 million, which is higher than the first quarter 2009 due to higher taxable income. Included in the first quarter 2009 income tax expense is a tax credit of $0.2 million relating to tax deductible research and development expenditures. The effective tax rates, excluding these credits, for the first quarter 2009 and the first quarter 2008 were 36.0% and 34.4%, respectively.

Backlog

We ended the three months ended December 26, 2008 with a backlog of approximately $203.9 million as compared to $221.4 million at the end of fiscal year 2008. A significant portion of this backlog relates to our Government Systems segment. Our Government contracts are typically larger in terms of contract value and extend for longer periods of time than our Commercial and Space Communications Systems contracts. Because our Commercial and Space Communications Systems contracts are typically smaller in dollar volume and shorter in duration, they generally do not have a significant effect on backlog. Many of our contracts are multi-year contracts and contracts with option years, and portions of these contracts are carried forward from one year to the next as part of our contract backlog. Our total contract backlog represents management’s estimate of the aggregate unearned revenues expected to be earned by us over the life of all of our contracts, including option periods. Because many factors affect the scheduling of projects, we cannot predict when revenues will be realized on projects included in our backlog. In addition, although contract backlog represents only business where we have written agreements with our customers, it is possible that cancellations or scope adjustments may occur.

Liquidity and Capital Resources

We have been routinely profitable on an annual basis and have generally financed our working capital needs through funds generated from income from operations, supplemented by borrowings under our general line of credit facility with a commercial bank when necessary.

For the three months ended December 26, 2008, operating activities used $8.4 million of cash, primarily as a result of decreases in accrued expenses, accounts payables, unbilled revenue and net income, partially offset by increases in stock-based compensation, depreciation and amortization, deferred contract costs, income tax receivables, and deferred revenue. We invested $1.0 million to purchase fixed assets (principally leasehold improvements and new computers and equipment). Our financing activities provided $71 thousand in proceeds from the issuance of common stock upon the exercise of stock options.

For the first quarter 2008, operating activities provided us $3.3 million of cash, primarily as a result of net income and higher deferred revenues, depreciation and amortization, and prepaid expenses and deposits. These increases were partially offset by higher accounts receivable and unbilled revenues and lower accounts payable and accrued expense balances. In that quarter, we used $1.0 million in investing activities, primarily related to the purchase of fixed assets (principally leasehold improvements and new computers and equipment).

Unbilled revenue was $27.7 million as of December 26, 2008 of which $20.6 million is expected to be collected in the next 12 months. As of December 26, 2008, unbilled revenue that is not expected to be collected within the next 12 months in the amount of $7.1 million is included in other assets in our consolidated balance sheet. Revenue from our Government Systems cost-plus-fee contracts are driven by pricing based on costs incurred to perform services under contracts with the U.S. government. Cost-based pricing is determined under the Federal Acquisition Regulation, which provides guidance on the types of costs that are allowable in establishing prices for goods and services and allowability and allocability of costs to contracts under U.S. government contracts. Allocable costs are billed to the U.S. government based upon approved billing rates. We have incurred allocable costs we believe are allowable and reimbursable under the contract that are higher than the approved billing rates. The unbilled revenues that are not expected to be collected within one year relate to the difference between the incurred allocable costs and the amount based on the approved billing rates for costs incurred during the third and fourth quarters of fiscal 2008 and during the first quarter of 2009. Upon receipt of approval for our actual incurred allocable costs, we will bill these amounts.

We have a line of credit agreement, which permits unsecured borrowing of up to $25.0 million, including a sub-facility of $10 million for the issuance of letters of credit. Any borrowings under the facility will accrue interest at the one-month London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 1.25% to 2.25% depending on our ratio of funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”). We are required to pay a quarterly fee on the undrawn amount of the facility, at a rate of 0.20% to 0.25% per annum, depending on our ratio of funded debt to EBITDA. The credit agreement has certain financial covenants, including the maintenance of a maximum ratio of funded debt to EBITDA of 2.5 to 1.0 and a minimum fixed charge coverage ratio of 1.25 to 1, and expires on December 31, 2010. The credit agreement contains customary covenants, including affirmative covenants that require, among other things, certain financial reporting by us, and negative covenants that, among other things, restrict our ability to incur additional indebtedness, incur encumbrances on assets, reorganize, consolidate or merge with any other company, and make acquisitions and stock repurchases. The credit agreement also contains customary events of default, including a cross-default to other indebtedness by us. Failure by us to comply with such covenants, or the occurrence of any other event of default, could result in the acceleration of any loans or other financial obligations of ours under the credit agreement and the termination of the facility. The availability of loans and letters of credit under the facility is subject to customary conditions, including the material accuracy of certain representations and warranties by us and to no default continuing under the credit agreement. We have not borrowed under this credit facility.

On June 6, 2008, we entered into a material lease agreement for newly leased property located at 6721 Columbia Gateway Drive in Columbia, Maryland, which will be used for our new corporate headquarters. We intend to relocate our corporate headquarters from its current location at 5000 Philadelphia Way, Lanham, Maryland in the third quarter of calendar year 2009. The lease term is for 11 years; the facility is approximately 131,450 square feet and has an initial $28 per square foot annual lease cost, with annual escalations of approximately 2.75% to 3.00%. We are entitled to $7.4 million in allowances for costs to build out this facility to our specifications and we will be reimbursed $2.1 million relating to the remainder of our existing lease on the Lanham, Maryland facility, which approximates the rent obligation for our Lanham, Maryland facility for approximately two years. We intend to sublease the Lanham facility for the remainder of the lease term and estimate that there will be no loss from the sublease.

On January 21, 2009, we signed a master lease agreement and progress payment agreement for a capital equipment lease facility (the “facility”) with Banc of America Leasing & Capital, LLC (“BALC”). Under this facility, we may borrow up to $7.0 million for the purchase of new furniture, fixtures and equipment (the “new assets”). Initially, under the progress payment agreement, BALC will advance funding for the new assets. No principal payments will be due on such borrowings, and interest will accrue at one-month LIBOR, plus 1.5%, payable monthly in arrears. On January 29, 2009, BALC advanced $1.3 million under the progress payment agreement. Upon final payment for the new assets, the short-term funding under the progress payment agreement will be replaced by equipment leases under the master lease agreement. The lease term will be 72 months from the lease commencement date, with monthly rent payments (representing the payment of principal and interest on the borrowed amount) calculated based on a lease rate factor as defined under the facility. The lease rate factor will be based on the three-year swap index as quoted in the Bloomberg Daily Summaries as of the lease commencement date. As of November 24, 2008, our rent payments would have been 1.62829% of the borrowed amount. We will purchase the new assets for $1.00 at the end of the term. Borrowings under the leases will be secured by the underlying new assets. Each lease will be a net lease and a “finance lease” under Article 2A of the Uniform Commercial Code. We will be responsible for all expenses relating to the new assets. BALC will be considered the owner of the new assets for federal income tax purposes and BALC is entitled to the tax benefits relating to such ownership. We are obligated to indemnify BALC for any loss or reduction of the anticipated tax benefits.

We currently anticipate that our current cash balances, amounts available under our line of credit and capital equipment lease facility, and net cash provided by operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended September 30, 2008. As of December 26, 2008, virtually all of our contracts were denominated in U.S. dollars, and we did not have any outstanding hedge agreements. Our exposures to market risk have not changed materially since September 30, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of December 26, 2008, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were not effective as of December 26, 2008 to provide reasonable assurance that information required to be disclosed by us, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure because of the material weaknesses in internal control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Changes in Internal Control over Financial Reporting

Management has reviewed and evaluated its internal controls procedures and the design of those procedures relating to revenue recognition and accounting processes in light of the material weaknesses in those areas that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. In order to remediate such material weaknesses, management is taking the following actions:

•	Provide formal training for existing staff;

•	Hire experienced revenue recognition personnel;

•	Prepare comprehensive revenue recognition checklists and documentation at the onset of each contract;

•	Review revenue with project managers on a quarterly basis;

•	Establish a quarterly revenue review meeting and discussion for each major program;

•	Establish a policy for accounting and project managers to approve revenue memoranda and calculations;

•	Establish a new “Controller, Project Services” position;

•	Establish documented accounting policies and procedures;

•	Establish quarterly revenue recognition review meetings with the Company’s Chief Financial Officer and Controller; and

•	Conduct reviews of compliance programs.

Although we believe that these remediation efforts will improve our internal controls over financial reporting, and our disclosure controls and procedures, we have not fully implemented these changes, and further action will be required. Our management will continue to closely monitor the remediation plan and take steps to remedy identified material weaknesses.

Other than as described above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously disclosed, on March 1, 2007, we learned that the SEC had issued a formal order of investigation regarding the Company. We and certain of our officers received subpoenas in connection with the investigation. The Board of Directors of the Company established a Special Committee of independent directors of the Company to supervise our responses to the SEC’s investigation and to investigate related matters. The Special Committee consists of the following members of our Board of Directors: John M. Albertine, Paul Casner, William F. Leimkuhler, and R. Doss McComas. The Special Committee has retained the law firm of Foley Hoag LLP to serve as its independent counsel. In March 2007, we terminated the employment of Mr. Prince.

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

We certified compliance with the SEC’s subpoena to the Company, and are cooperating fully with the SEC and NASDAQ in connection with the investigation and the inquiry.

Item 1A.	Risk Factors

A description of our risk factors can be found in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2008. There were no material changes to those risk factors during the three months ended December 26, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

None.

Item 5.	Other Information

On January 21, 2009, we signed a master lease agreement and progress payment agreement for a capital equipment lease facility (the “facility”) with Banc of America Leasing & Capital, LLC (“BALC”). Under this facility, we may borrow up to $7.0 million for the purchase of new furniture, fixtures and equipment (the “new assets”). Initially, under the progress payment agreement, BALC will advance funding for the new assets. No principal payments will be due on such borrowings, and interest will accrue at one-month LIBOR, plus 1.5%, payable monthly in arrears. On January 29, 2009, BALC advanced $1.3 million under the progress payment agreement. Upon final payment for the new assets, the short-term funding under the progress payment agreement will be replaced by equipment leases under the master lease agreement. The lease term will be 72 months from the lease commencement date, with monthly rent payments (representing the payment of principal and interest on the borrowed amount) calculated based on a lease rate factor as defined under the facility. The lease rate factor will be based on the three-year swap index as quoted in the Bloomberg Daily Summaries as of the lease commencement date. As of November 24, 2008, our rent payments would have been 1.62829% of the borrowed amount. We will purchase the new assets for $1.00 at the end of the term. Borrowings under the leases will be secured by the underlying new assets. Each lease will be a net lease and a “finance lease” under Article 2A of the Uniform Commercial Code. We will be responsible for all expenses relating to the new assets. BALC will be considered the owner of the new assets for federal income tax purposes and BALC is entitled to the tax benefits relating to such ownership. We are obligated to indemnify BALC for any loss or reduction of the anticipated tax benefits.

Item 6.	Exhibits and Financial Statement Schedules

Index to Exhibits

3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006 and as supplemented by Articles Supplementary of the Company dated February 12, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Commission on May 10, 2007).

3.2	Amended and Restated By-laws of the Company, as amended by Amendments No. 1, 2, 3 and 4 to the Amended and Restated By-laws of Integral Systems, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 20, 2007).

10.1+	Contract Employee Services Agreement between Peter J. Gaffney and the Company, effective October 21, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 22, 2008).

10.2	Master Lease Agreement, Addendum thereto and Progress Payment Agreement, each dated as of January 21, 2009, between the Company and Banc of America Leasing & Capital, LLC and related acceptance letter and term sheet.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 5, 2009.

INTEGRAL SYSTEMS, INC.

By:	/s/ WILLIAM M. BAMBARGER, JR.
William M. Bambarger, Jr.
Chief Financial Officer and Treasurer, Principal Accounting Officer

By:	/s/ HEMI G. LEE-GALLAGHER
Hemi G. Lee-Gallagher
Vice President and Corporate Controller

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006 and as supplemented by Articles Supplementary of the Company dated February 12, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Commission on May 10, 2007).

3.2	Amended and Restated By-laws of the Company, as amended by Amendments No. 1, 2, 3 and 4 to the Amended and Restated By-laws of Integral Systems, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 20, 2007).

10.1+	Contract Employee Services Agreement between Peter J. Gaffney and the Company, effective October 21, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 22, 2008).

10.2	Master Lease Agreement, Addendum thereto and Progress Payment Agreement, each dated as of January 21, 2009, between the Company and Banc of America Leasing & Capital, LLC and related acceptance letter and term sheet.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management or compensatory plan or arrangement