Form 10-Q
period 2009-03-27
INTEGRAL SYSTEMS INC /MD/
filed 2009-05-06
CIK 718130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

As of April 30, 2009, the Registrant had issued and outstanding 17,298,941 shares of common stock.

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

i

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 27, 2009	September 30, 2008

	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,233	$15,026
Accounts receivable, net of allowance for doubtful accounts of $9 and $9, respectively	13,490	16,688
Unbilled revenue	28,046	18,656
Prepaid expenses and other current assets	3,314	2,542
Income tax receivable	6,369	4,782
Deferred contract costs	5,940	6,558
Inventory	9,718	7,237

Total current assets	69,110	71,489

Property and equipment, net	19,816	17,634
Goodwill	54,075	51,414
Intangible assets, net	7,182	—
Other assets	10,883	6,666

Total assets	$161,066	$147,203

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$6,039	$7,163
Accrued expenses	15,342	16,650
Short term debt	12,602	—
Deferred revenue	11,075	12,403

Total current liabilities	45,058	36,216

Other non-current liabilities	402	946

Total liabilities	45,460	37,162

Stockholders’ equity:
Common stock, $.01 par value, 80,000,000 shares authorized, and 17,269,109 and 17,246,034 shares issued and outstanding, respectively	173	173
Additional paid-in capital	64,512	62,608
Retained earnings	50,919	47,249
Accumulated other comprehensive income	2	11

Total stockholders’ equity	115,606	110,041

Total liabilities and stockholders’ equity	$161,066	$147,203

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 27, 2009	March 31, 2008 (1)	March 27, 2009	March 31, 2008 (1)
	(Unaudited)		(Unaudited)
Revenue:
Contract revenue	$36,168	$32,605	$67,528	$61,893
Product revenue	4,438	3,229	8,422	5,812
Software maintenance revenue	2,162	1,870	5,288	3,959

Total revenue	42,768	37,704	81,238	71,664

Cost of revenue:
Contract and software maintenance cost of revenue	24,383	24,806	47,457	44,977
Product cost of revenue	2,061	2,022	4,036	3,263

Total cost of revenue	26,444	26,828	51,493	48,240

Gross profit	16,324	10,876	29,745	23,424

Operating expense:
Selling, general & administrative	11,307	5,882	22,833	12,402
Research & development	773	618	1,368	1,328

Income from operations	4,244	4,376	5,544	9,694

Other income (expense), net	(72)	265	(65)	200

Income before income taxes	4,172	4,641	5,479	9,894

Provision for income taxes	1,527	1,601	1,809	1,802

Net income	$2,645	$3,040	$3,670	$8,092

Comprehensive income:
Cumulative currency translation adjustment	(33)	88	(9)	36

Total comprehensive income	$2,612	$3,128	$3,661	$8,128

Weighted average number of common shares:
Basic	17,298	18,334	17,289	18,548
Diluted	17,333	18,496	17,394	18,680

Net income per share:
Basic	$0.15	$0.17	$0.21	$0.44
Diluted	$0.15	$0.16	$0.21	$0.43

(1)

Share and per share information reflect a stock split that was effected in the form of a stock dividend for which one share of our common stock was distributed for each one share of common stock issued and outstanding on August 25, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Six Months Ended
	March 27, 2009	March 31, 2008
	(Unaudited)
Cash flows from operating activities:
Net income	$3,670	$8,092
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,637	1,042
Bad debt expense	6	(150)
Stock-based compensation	1,649	369
Changes in operating assets and liabilities
Accounts receivable	3,527	(4,799)
Unbilled revenue	(13,612)	7,133
Prepaid expenses and other current assets	(686)	410
Deferred contract costs	618	(5,466)
Inventories	(1,850)	(1,330)
Income taxes receivable	(2,142)	(2,212)
Accounts payable	(1,115)	(2,040)
Accrued expenses	(1,302)	318
Deferred revenue	(1,509)	6,578
Other	238	—

Net cash (used in) provided by operating activities	(10,871)	7,945

Cash flows from investing activities:
Purchase of property and equipment	(1,554)	(2,133)
Acquisition of satID	(10,941)	—
Other investing activities	—	557

Net cash used in investing activities	(12,495)	(1,576)

Cash flows from financing activities:
Proceeds from issuance of common stock	76	2,566
Common stock repurchases	—	(23,501)
Employee stock purchases	178	—
Proceeds from line of credit borrowing	10,311	—
Payments on capital lease obligations	(11)	—

Net cash provided by (used in) financing activities	10,554	(20,935)

Net decrease in cash and cash equivalents	(12,812)	(14,566)
Effect of exchange rate changes on cash	19	(20)
Cash and cash equivalents—beginning of period	15,026	23,894

Cash and cash equivalents—end of period	$2,233	$9,308

Supplemental disclosures of cash flow information:
Income taxes paid	$3,290	$4,012
Interest expense paid	$8	$4

Supplemental schedule of noncash investing and financing activities:
On January 21, 2009 a master agreement and progress payment for a capital equipment lease facility was signed. We had borrowings of $2,290 relating to purchases of property and equipment.
A capital lease obligation of $48 was incurred when we entered into a lease for new equipment in 2008.

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 27, 2009

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

The interim financial statements include the results of Integral Systems, Inc. and our wholly owned subsidiaries, SAT Corporation (“SAT”), Newpoint Technologies, Inc. (“Newpoint”), Real Time Logic, Inc. (“RT Logic”), Lumistar, LLC (“Lumistar”), Integral Systems Europe S.A.S. (“ISI Europe”), and Integral Systems Europe Limited. All significant intercompany transactions have been eliminated in consolidation.

Effective with the first quarter of our fiscal year 2009, it is now our practice to close our books and records on the Friday prior to the calendar quarter-end to align our financial closing with our business processes. This practice only affects interim periods, as our fiscal year end remains September 30.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended March 27, 2009 are not necessarily indicative of the results that may be expected for fiscal year 2009. During the six months ended March 27, 2009, the Company identified and recorded adjustments related to prior periods that increased revenues, pre-tax income and net income by approximately $900,000, $810,000 and $525,000, respectively. The Company has concluded that these corrections are immaterial to the 2008 and 2009 annual financial statements and accordingly, retroactive adjustments to previously issued financial statements are unnecessary.

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

On August 25, 2008, we effected a stock split in the form of a stock dividend for which one share of our common stock was distributed for each one share of common stock issued and outstanding on August 25, 2008. We issued a total of 8,622,267 shares relating to this stock split. The shares presented throughout the consolidated financial statements and the notes thereto reflect the effect of this stock split for all periods presented. All share and per share amounts for the three and six months ended March 31, 2008 have been adjusted to reflect the stock split.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 27, 2009

3.	Acquisition of satID Product Line

On February 20, 2009, we acquired the intellectual property and other net assets of the satID product line from U.K.-based QinetiQ Limited (the “satID acquisition”). Satellite operators around the world use satID to geolocate the source of satellite interference, jamming, and unauthorized use to ensure quality of satellite service. The satID product is being integrated with Integral Systems’ Telemetrix®, Compass®, and Monics® products to provide a fully integrated capability to detect, characterize, and geolocate the source of satellite uplink communication signals with applications in commercial, military, government, and intelligence markets. The satID product is fully integrated into the Space Communication Systems segment.

The consideration paid for the satID acquisition was $10.9 million in cash, including transactions costs. We financed this acquisition with borrowings under our line of credit (see Note 7). We accounted for this acquisition as a purchase business combination. In accordance with SFAS No. 141, Business Combinations, assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheet at their estimated fair values as of February 20, 2009. This allocation is based upon preliminary valuations using management’s estimates and assumptions. The purchase price allocation is preliminary and subject to finalization, which we expect to complete in fiscal year 2009. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The goodwill and intangible assets are expected to be deductible for tax purposes over 15 years. The following represents the preliminary allocation of the purchase price to the acquired assets and liabilities assumed (in thousands) and the associated estimated useful lives:

		Estimated useful lives:
Assets acquired:
Current assets:
Accounts receivable	$379
Inventory	632
Prepaid expense	91

Total current assets	1,102

Property and equipment	107
Intangible assets:
Customer relationships	3,490	8 years
Patent	3,340	8 years
Trademark/tradename	240	10 years
Non-compete	190	3 years

Total intangible assets	7,260

Goodwill	2,661

Total assets acquired	11,130

Liabilities assumed:
Deferred revenue	189

Net assets acquired	$10,941

4.	Accounts Receivable, Unbilled Revenue, and Deferred Revenue

Accounts receivable are recorded at the amount invoiced and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses from the existing accounts receivable. Unbilled revenue represents amounts recognized as revenue that have not been billed. Unbilled revenue was $38.3 million as of March 27, 2009 of which $28.0 million is expected to be collected in the next 12 months. As of March 27, 2009, unbilled revenue that is not expected to be collected within the next 12 months in the amount of $10.3 million is included in other assets in our consolidated balance sheet.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 27, 2009

Unbilled revenue was $24.8 million as of September 30, 2008 of which $18.7 million was expected to be collected within 12 months. As of September 30, 2008, unbilled revenue that was not expected to be collected within one year in the amount of $6.1 million was included in other assets in our consolidated balance sheet.

Revenue from our cost-plus-fee contracts are driven by pricing based on costs incurred to perform services under contracts with the U.S. government. Cost-based pricing is determined under the Federal Acquisition Regulation, which provides guidance on the types of costs that are allowable in establishing prices for goods and services and allowability and allocability of costs to contracts under U.S. government contracts. Allocable costs are billed to the U.S. government based upon approved billing rates. We have incurred allocable costs we believe are allowable and reimbursable under the contract that are higher than the approved billing rates. The unbilled revenues that are not expected to be collected within one year relate to the difference between the incurred allocable costs and the amount based on the approved billing rates for costs incurred during the third and fourth quarters of fiscal year 2008 and during the first and second quarters of fiscal 2009. If we receive approval for our actual incurred allocable costs, we will be able to bill these amounts.

Deferred revenue represents amounts billed and collected for contracts in progress for which revenue has not been recognized and is reflected as a liability. Revenue will be recognized when revenue recognition criteria are met.

5.	Inventory

Inventories consist primarily of raw materials and finished goods (which include raw materials and direct labor). Inventories are valued at the lower of cost or market. We determine cost on the basis of the weighted average cost or first-in-first-out method. We did not have a reserve for obsolescence at March 27, 2009 or September 30, 2008. Inventory consists of the following:

	March 27, 2009	September 30, 2008
	(in thousands of dollars)
Finished Goods	$320	$740
Raw Materials	9,398	6,497

Total	$9,718	$7,237

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 27, 2009

6.	Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period plus shares to be issued on March 27, 2009 under our Employee Stock Purchase Plan. Diluted net income per share is calculated by dividing net income by the diluted weighted-average common shares, which reflects the potential dilution of stock options. The reconciliation of amounts used in the computation of basic and diluted net income per share consists of the following:

	Three Months Ended		Six Months Ended
	March 27, 2009	March 31, 2008	March 27, 2009	March 31, 2008
	(in thousands, except per share amounts)
Numerator:
Net income	$2,645	$3,040	$3,670	$8,092

Denominator:
Shares used for basic earnings per share—weighted-average shares	17,298	18,334	17,289	18,548

Effect of dilutive securities:
Employee stock options	35	162	105	132

Shares used for diluted earnings per share-adjusted weighted-average shares and assumed conversions	17,333	18,496	17,394	18,680

Net income per share:
Basic earnings per share	$0.15	$0.17	$0.21	$0.44
Diluted earnings per share	$0.15	$0.16	$0.21	$0.43

Outstanding options to purchase 1.6 million shares of our common stock as of March 27, 2009 and 0.2 million shares as of March 31, 2008 were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

On February 29, 2008, we entered into a stock repurchase agreement to repurchase 2,129,944 shares of our common stock for $11.00 per share from Fursa Alternative Strategies, LLC. The effect on earnings per share was an increase of $0.02 in our basic and diluted earnings per share for the six months ended March 31, 2008.

7.	Credit Facilities

Line of Credit

We have a line of credit agreement, which permits unsecured borrowings of up to $25.0 million, including a sub-facility of $10 million for the issuance of letters of credit. Any borrowings under the facility will accrue interest at the one-month London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 1.25% to 2.25% depending on our ratio of funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”). We are required to pay a quarterly fee on the undrawn amount of the facility, at a rate of 0.20% to 0.25% per annum, depending on our ratio of funded debt to EBITDA. On February 20, 2009, we borrowed $10.3 million under the facility, which we used to acquire the satID product line from QinetiQ Limited (see Note 3). As of March 27, 2009, we had outstanding borrowings of $10.3 million and accrued interest of $28 thousand on the line of credit and outstanding borrowings of $2.3 million on the sub-facility for the issuance of letters of credit.

Capital Equipment Lease Facility

On January 21, 2009, we signed a master lease agreement and progress payment agreement for a capital equipment lease facility (the “facility”) with Banc of America Leasing & Capital, LLC (“BALC”). Under this facility, we may borrow up to $7.0 million for the purchase of new furniture, fixtures and equipment (the “new assets”). Initially, under the progress payment agreement, BALC will advance funding for the new assets. No principal payments will be due on such borrowings, and interest will accrue at one-month LIBOR, plus 1.5%, payable monthly in arrears. As of March 27, 2009, BALC had advanced $2.3 million under the progress payment agreement, which was used to purchase furniture, fixtures, and equipment for the new corporate headquarters in Columbia, MD and equipment for our other facilities. Upon final

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 27, 2009

payment for the new assets, the short-term funding under the progress payment agreement will be replaced by capital leases under the master lease agreement. The lease term will be 72 months from the lease commencement date, with monthly lease payments (representing the payment of principal and interest on the borrowed amount) calculated based on a lease rate factor as defined under the facility. The lease rate factor will be based on the three-year swap index as quoted in the Bloomberg Daily Summaries as of the lease commencement date.

8.	Commitments and Contingencies

Operating Lease

On June 6, 2008, we entered into a material lease agreement for newly leased property located at 6721 Columbia Gateway Drive in Columbia, Maryland, which will be used for our new corporate headquarters. We are relocating our corporate headquarters from its current location at 5000 Philadelphia Way, Lanham, Maryland in May 2009. The lease term is for 11 years; the facility is approximately 131,450 square feet and has an initial $28 per square foot annual lease cost, with annual escalations of approximately 2.75% to 3.00%. We are entitled to $7.4 million in allowances for costs to build out this facility to our specifications and we will receive a $2.1 million incentive, which approximates the rent obligation for our Lanham, Maryland facility for approximately two years.

Litigation, Claims, and Assessments

We are subject to various legal proceedings and threatened legal proceedings from time to time. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on our business, results of operations, financial condition, or cash flows.

On December 15, 2008, a purported securities class action complaint was filed in Maryland federal court against the Company and certain of its current and former officers. The complaint seeks certification of a class comprised of all persons who purchased the Company’s common stock between April 28, 2008 and December 10, 2008, inclusive (the “Class Period”). The complaint asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act, based on allegations that certain statements made by the Company during the Class Period were false and/or misleading because those statements failed to disclose that (1) the Company was improperly recognizing revenue; (2) as a result, the Company misstated its financial results during the Class Period; (3) the Company’s financial statements were not prepared in accordance with generally accepted accounting principles; (4) the Company lacked adequate internal and financial controls; and (5) as a result, the Company’s financial statements were materially false and misleading. No specific damage amount is alleged in the complaint. On February 17, 2009, five individual shareholders referring to themselves as the “Ulrich Group” filed an uncontested motion for appointment as lead plaintiffs and for approval of lead counsel. The court has not yet ruled on the motion, and to date no other proceedings have taken place in the lawsuit.

As previously disclosed, on March 1, 2007, we learned that the SEC had issued a formal order of investigation regarding the Company. In early March, 2007, we and certain of our then officers received subpoenas in connection with the investigation. The Board of Directors of the Company had earlier established a Special Committee of independent directors of the Company to supervise our responses to the SEC’s investigation and to investigate related matters. The Special Committee consists of the following members of our Board of Directors: John M. Albertine, Paul Casner, William F. Leimkuhler, and R. Doss McComas. The Special Committee has retained the law firm of Foley Hoag LLP to serve as its independent counsel.

The investigation by the SEC and a related inquiry by NASDAQ include questions as to whether Gary A. Prince was acting as a de facto executive officer of the Company prior to his promotion to the position of

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 27, 2009

Executive Vice President and Managing Director of Operations of the Company in August 2006. The investigation and inquiry also include questions as to whether Mr. Prince was practicing as an accountant before the SEC while an employee of the Company. Mr. Prince agreed with the SEC in 1997 to a permanent injunction barring him from practicing as an accountant before the SEC, as part of a settlement with the SEC related to Mr. Prince’s guilty plea to charges brought against him for conduct principally occurring in 1988 through 1990 while he was employed by Financial News Network, Inc. and United Press International. In March 2007, we terminated the employment of Mr. Prince.

We certified compliance with the SEC’s subpoena to the Company in May 2007, and are cooperating fully with the SEC and NASDAQ in connection with the investigation and the inquiry.

9.	Stock Option Plan and Stock-Based Compensation

We have a 2008 Stock Incentive Plan that provides incentives for our employees, consultants, and directors to promote our financial success. The Compensation Committee of the Board of Directors has sole authority to select full-time employees, directors, or consultants to receive awards of options, stock appreciation rights, restricted stock, and restricted stock units under this plan. The maximum number of shares of common stock that may be issued pursuant to the 2008 Stock Incentive Plan is 3,199,894. As of March 27, 2009, we had reserved for issuance an aggregate 2,649,960 shares of common stock under the 2008 Stock Incentive Plan. As of March 27, 2009, we had options outstanding of 598,060 under our 2002 Stock Option Plan and 1,167,000 options outstanding under our 2008 Stock Incentive Plan.

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

There were 178,200 of forfeited options during the six months ended March 27, 2009. The weighted average exercise price of the forfeited options was $22.36 and the average grant date fair value was $8.80.

There were 14,000 options granted during the six months ended March 27, 2009. The weighted-average grant date fair value of options that were granted during the six months ended March 27, 2009 was $8.36 per share. The fair value of the options granted was estimated on the date of the grant using the Black-Scholes options pricing model. The following table shows the assumptions used for the grants that occurred during the six months ended March 27, 2009.

Six Months Ended March 27, 2009
Expected volatility	34.9 - 40.3%
Risk free interest rate	2.51%
Forfeiture rate	3.13 - 3.35%
Dividend yield	0.00%
Expected lives	6 years

The expected volatility is established based on the historical volatility of our common stock. The risk free interest rate is determined based on the U.S. Treasury yield curve that is commensurate with the expected life of the options granted. The dividend yield is 0% based upon the decision by the board of directors on December 5, 2007 to cease the payment of dividends for the foreseeable future. During fiscal year 2008, we issued stock options with a 10 year term. Prior to this, our stock options had a five or six year term. Therefore, the expected lives for the stock options issued in fiscal year 2008 that have a 10 year term are based on the “simplified” method allowed by Staff Accounting Bulletin (“SAB”) No. 107, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 27, 2009

We have recognized $0.6 million and $0.2 million of share-based compensation expense in the Consolidated Statements of Operations for the three month periods ended March 27, 2009 and March 31, 2008, respectively. We have recognized $1.6 million and $0.4 million of share-based compensation expense in the Consolidated Statements of Operations for the six month periods ended March 27, 2009 and March 31, 2008, respectively.

As of March 27, 2009, there was $8.8 million of unrecognized compensation expense related to remaining non-vested stock options that will be recognized over a weighted average period of 1.48 years. The total fair value of options which vested during the six month period ending March 27, 2009 was $51 thousand.

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

11.	Business Segment and Geographical Information

During the first quarter of fiscal year 2009, we realigned our Space Communications Systems segment to include the operations of our SAT subsidiary. The signal monitoring products sold by SAT are better aligned with the product offerings of the Space Communications Systems segment. SAT was previously included in the Commercial Systems segment. Results from the SAT subsidiary for the six months ended March 31, 2008 have been reclassified to conform to the presentation of the six months ended March 27, 2009. The reclassification does not modify the previously reported consolidated revenue, net income or earnings per share for the six months ended March 31, 2008. We evaluate the performance of our three operating segments based on operating income. The following is a brief description of each of the segments:

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

Commercial Systems: this segment provides ground systems products and services to commercial enterprises and international governments and organizations. It consists of our core command and control business for commercial applications and three of our wholly-owned subsidiaries as follows:

•

Newpoint offers an integrated suite of products primarily for commercial users, including communications satellite operators, communications satellite users, and general-purpose telecommunication companies.

•	Integral Systems Europe SAS serves as the focal point for our ground systems business in Europe and Africa for command and control, signal monitoring, and network management using our products.

•

ISI Europe Limited provides antenna systems/network integration capabilities to address the telemetry, tracking, and control antenna/network systems and broadcast antenna/network systems in the global markets.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 27, 2009

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

Summarized financial information by business segment is as follows:

	Three Months Ended		Six Months Ended
	March 27, 2009	March 31, 2008	March 27, 2009	March 31, 2008
	(in thousands of dollars)
Revenue
Government Systems	$24,039	$20,108	$42,061	$35,550
Commercial Systems	5,563	4,391	11,672	9,717
Space Communications Systems	15,464	15,052	31,516	29,388
Elimination of intersegment sales	(2,298)	(1,847)	(4,011)	(2,991)

Total revenue	42,768	37,704	81,238	71,664

Income from operations:
Government Systems	3,956	1,385	2,798	1,978
Commercial Systems	83	(102)	347	754
Space Communications Systems	205	3,093	2,399	6,962

Total income from operations	4,244	4,376	5,544	9,694
Other income (expense), net	(72)	265	(65)	200

Income before income taxes	4,172	4,641	5,479	9,894
Provision for income taxes	1,527	1,601	1,809	1,802

Net income	$2,645	$3,040	$3,670	$8,092

Asset information for our segments at March 27, 2009 and September 30, 2008 is as follows:

	March 27, 2009	September 30, 2008
	(in thousands of dollars)
Total Assets:
Government Systems	$40,465	$27,561
Commercial Systems	8,843	5,580
Space Communications Systems	95,647	92,308
Corporate Support Assets	16,111	21,754

Total assets	$161,066	$147,203

12.	Income Taxes

Our tax provision for income taxes is determined using an estimate of our annual effective tax rate for each of our legal entities in accordance with the interim reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” and Financial Accounting Standards Board (“FASB”) Interpretation No. 18 “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28.” Accordingly, we have estimated our annual effective tax rate for the fiscal year and applied that rate to our income before taxes in determining our tax expense for the six months ended March 27, 2009. Non-recurring and discrete items that impact tax expense are recorded in the period incurred.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 27, 2009

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

As of March 27, 2009, we had an outstanding income tax liability of $1.1 million (including interest) related to uncertain tax positions. If recognized, the entire balance of unrecognized tax benefits would impact the effective tax rate. Over the next 12 months, we anticipate that $0.7 million of the liability for unrecognized tax benefits will be reversed. We recognize interest income, interest expense, and penalties relating to tax exposures as a component of income tax expense. The amount of interest expense and penalties related to the above unrecognized tax benefits was $104 thousand, net of the federal tax benefit for the six months ended March 27, 2009.

Included in the income tax provision for the six months ended March 27, 2009 is a tax credit of $0.2 million relating to research and development expenditures incurred in fiscal year 2008 and recorded in the first quarter 2009 due to a retroactive extension of the tax credit passed by Congress in October 2008. This amount was recorded as a discrete benefit in the first quarter 2009. During the first quarter 2008, we recognized a $1.6 million tax credit for research and development expenditures that were incurred in prior years. We filed amended returns associated with the tax credits.

13.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which became effective October 1, 2008. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurement. The standard generally is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” to delay the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FASB Staff Position No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Management adopted SFAS No. 157 related to its financial assets and liabilities, effective October 1, 2008. The adoption did not have a material impact on our results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, which became effective October 1, 2008. Under SFAS No. 159, a company may choose to measure certain financial instruments (e.g., assets and liabilities) and certain other items not currently subject to fair value measurement at fair value. If so elected, any unrealized gains and losses from marking those items to market will be included in earnings on an instrument-by-instrument basis, with few exceptions. We did not elect the fair value option.

In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, “Business Combinations.” The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may affect the release of our valuation allowance against prior acquisitions, if any. We will adopt SFAS 141 (R) effective October 1, 2009 and are currently evaluating the impact of adoption on our consolidated results of operations and financial position.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 27, 2009

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — including an amendment of ARB No. 51” which changes the accounting and reporting for minority interest and requires the ownership interest in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The statement is applied prospectively as of the beginning of the fiscal year in which the statement is initially applied, except for the presentation and disclosure requirements. Presentation and disclosure requirements are to be applied retrospectively for all periods presented. We will adopt this statement on October 1, 2009. Currently, we do not have any noncontrolling (minority) interests in a subsidiary.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” which changes the disclosure requirements for derivative instruments and hedging activities. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Currently, we do not have any derivative or hedging instruments.

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

Effective with the first quarter of our fiscal year 2009, it is now our practice to close our books and records on the Friday prior to the calendar quarter end to align our financial closing with our business processes. This practice only affects interim periods, as our fiscal year end remains September 30. We do not believe this change materially affects the comparability of the quarters and six month periods presented within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We measure financial performance for each operating segment based on income from operations, which consists of revenue less cost of revenue, selling, general & administrative, research & development, and intangible asset amortization expenses.

During the first quarter of fiscal year 2009, we realigned our Space Communications Systems segment to include the operations of our SAT subsidiary. The signal monitoring products sold by SAT are better aligned with the product offerings of the Space Communications Systems segment. SAT was previously included in the Commercial Systems segment.

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

Outlook

This outlook section contains forward-looking statements, all of which are based on current expectations. There is no assurance that our projections will in fact be achieved and these projections do not reflect the impact of any acquisitions or divestitures that may occur in the future. Reference should be made to the various important risk factors listed under the heading “Risk Factors” in Item 1A of our annual report on Form 10-K for the fiscal year ended September 30, 2008, any of which could cause our results of operations to differ from our outlook. Please also refer to the section under the heading “Forward-looking Statements” in this document.

Integral Systems primarily derives its revenues from customers in the aerospace and defense industry and, to a lesser extent, customers in other industries such as telecommunications and media. The aerospace and defense community is comprised of major government operations (including defense, civil, and homeland security), and large-scale commercial operators including satellite operators, communications companies and other media companies.

Due to recent schedule delays on several large government contracts, the loss or cancellation of three government programs within the past two weeks, and continued weakness in the aerospace market, the Company now expects fiscal year 2009 revenue to be approximately $170 million and net earnings to be approximately $0.45 per share. The Company previously had expected fiscal year 2009 revenue of approximately $176 million and net earnings of approximately $1.01 per share. The Company expects gross profit as a percentage of revenue for fiscal year 2009 to decline compared to fiscal year 2008 due to projected changes in the mix of lower margin services revenue versus higher margin product sales.

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

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. A discussion of our critical accounting policies, which relate to revenue recognition, allowance for doubtful accounts, the recoverability of goodwill and other long-lived assets, stock-based compensation, the recoverability of deferred tax assets, and obsolescence of inventory, are discussed in the “Notes to Consolidated Financial Statements” of our Annual Report on Form 10-K for the year ended September 30, 2008.

Impact of Last Year’s Accounting Restatement on Revenue in the First Six Months of Fiscal Year 2009

In its Annual Report on Form 10-K for the fiscal year ended September 30, 2008, the Company disclosed that it had restated its previously filed unaudited financial statements for the interim periods ended December 31, 2007, March 31, 2008, and June 30, 2008, to correct errors in accounting treatment largely relating to the timing of recognition of revenue between periods (the “2008 Restatement”). As a result of the 2008 Restatement, $10.5 million in revenue and $3.9 million in gross profit were deferred from the first three quarters of fiscal year 2008 to future periods. Of the deferred revenue amounts, approximately $1.0 million was recognized in the fourth quarter of fiscal year 2008 and approximately $3.3 million was recognized in the first six months of fiscal year 2009.

The four matters described below accounted for 99% of the total deferred revenue and 98% of the total deferred gross profit resulting from the 2008 Restatement:

Timing of Revenue Recognition for Advance Purchases of Equipment. During the second and third quarters of fiscal year 2008, the Company made advance purchases of equipment under a major cost plus incentive award fee U.S. government contract, and also under a second commercial contract. The Company received timely reimbursement from the government for the cost incurred on the government project. For the commercial project, reimbursement for the purchases occurs upon the achievement of performance milestones. As disclosed at the time in the Company’s periodic filings under the Securities Exchange Act of 1934 (the “34 Act”), the Company recognized revenue under cost-plus contracts during these periods based upon actual costs incurred and a pro rata amount of the negotiated fee. During the fiscal year 2008 audit, the Company determined that the advance equipment purchases should not be included in the measurement of costs incurred until such time as the equipment is utilized in the projects.

Timing of Revenue Recognition on Multiple Element Contracts Involving Post-Contract Customer Support (“PCS”). During the first three quarters of fiscal year 2008, the Company recognized revenue under its fixed-price contracts using the contract value as one single element. As disclosed at the time in the Company’s periodic filings under the 34 Act, the Company recognized PCS revenue during these periods on a percentage-of-completion basis. During the fiscal year 2008 audit, the Company determined that it should have allocated a portion of the total contract value based on vendor specific objective evidence of the fair value to the PCS services and recognize revenue for the PCS element separately from the remainder of the contract.

Timing of Revenue Recognition on Multiple Element Contracts Involving Software Licenses. During the first quarter of fiscal year 2008, the Company made up-front delivery of software licenses under the GPS OCX cost-plus contract with Northrop Grumman Corporation and received payment of $2.4 million for those licenses. As disclosed at the time in the Company’s periodic filings under the 34 Act, the Company recognized revenue of $2.4 million relating to the sale of these licenses. During the fiscal year 2008 audit, the Company determined that it should have applied percentage-of-completion accounting for the entire contract, including the software licenses, as significant modification of the software was being performed.

Timing of Revenue Recognition on Certain Contracts That Do Not Involve Significant Customization, Modification, or Production. During the first three quarters of fiscal year 2008, the Company’s subsidiaries, Real Time Logic, Inc. and SAT Corporation, made certain software sales under contracts that did not require significant customization to configure the products for the customers. These contracts were accounted for under the percentage-of-completion method. During the fiscal year 2008 audit, the Company determined that it should have recognized revenue on these sales upon either shipment or customer acceptance, depending upon the terms of the specific contract.

Results of Operations – Three Months Ended March 27 2009 Compared to Three Months Ended March 31, 2008

	Three Months Ended
	March 27, 2009	March 31, 2008	Favorable (unfavorable)
	(in thousands of dollars)
Revenue
Government Systems
Contract revenue	$23,544	$19,590	$3,954
Software maintenance revenue	495	518	(23)

Total Government Systems	24,039	20,108	3,931
Commercial Systems
Contract revenue	4,846	3,854	992
Software maintenance revenue	717	537	180

Total Commercial Systems	5,563	4,391	1,172
Space Communications Systems
Contract revenue	9,824	10,921	(1,097)
Software maintenance revenue	1,067	901	166
Product revenue	4,573	3,230	1,343

Total Space Communications Systems	15,464	15,052	412

Elimination of intersegment sales	(2,298)	(1,847)	(451)

Total revenue	42,768	37,704	5,064

Cost of revenue:
Government Systems
Contract and software maintenance cost of revenue	14,975	16,236	1,261
Commercial Systems
Contract and software maintenance cost of revenue	4,224	3,366	(858)
Space Communications Systems
Contract and software maintenance cost of revenue	7,347	7,050	(297)
Product cost of revenue	2,196	2,023	(173)

Total Space Communications Systems	9,543	9,073	(470)
Elimination of intersegment sales	(2,298)	(1,847)	451

Total cost of revenue	26,444	26,828	384

Gross profit:
Government Systems	9,064	3,872	5,192
Commercial Systems	1,339	1,025	314
Space Communications Systems	5,921	5,979	(58)

Total gross profit	16,324	10,876	5,448

Operating expense:
Government Systems	5,108	2,487	(2,621)
Commercial Systems	1,256	1,127	(129)
Space Communications Systems	5,716	2,886	(2,830)

Total operating expense	12,080	6,500	(5,580)

Income from operations:
Government Systems	3,956	1,385	2,571
Commercial Systems	83	(102)	185
Space Communications Systems	205	3,093	(2,888)

Total income from operations	4,244	4,376	(132)

Other income (expense), net	(72)	265	(337)
Income before income taxes	4,172	4,641	(469)
Provision for income taxes	1,527	1,601	74

Net income	$2,645	$3,040	$(395)

Revenue

Consolidated revenue in the second quarter 2009 was $42.8 million, an increase of $5.1 million, or 13.4%, compared to $37.7 million in the second quarter 2008. The increase in revenue was related to the following:

Government Systems revenue was $24.0 million in the second quarter 2009, an increase of $3.9 million or 19.6%, compared to $20.1 million in the second quarter 2008. During the second quarter 2009, we received a written acknowledgement from our customer on a large United States Air Force contract that it will seek additional funding for allowable and allocable costs (determined under the Federal Acquisition Regulation, which provides guidance on the types of costs that are allowable) incurred in previous periods that have exceeded the contract funding on this contract. During the second quarter 2009, we recognized revenue above funding as we believe that we will be awarded funding in the third quarter of fiscal year 2009. Further, we had increases in work scope during the second quarter 2009 compared to the second quarter 2008. These two items resulted in an increase in revenue of $3.1 million on this contract. In addition, revenue increased $2.2 million in the second quarter 2009 compared to the second quarter 2008 relating to an increase in work scope and level of effort on other existing contract work with the United States Air Force. On our GPS OCX contract, we received a funding increase in the second quarter 2009 relating to higher costs incurred than initially anticipated on this contract, which resulted in $0.6 million in additional revenue. This increase was offset by a decrease in revenue of $0.5 million due to a decrease in level of effort in the second quarter 2009 compared to the second quarter 2008 due to this work nearing completion. Offsetting these revenue increases were decreases in revenue of $1.3 million relating to two civilian programs that are almost complete as of the end of the second quarter 2009.

Commercial Systems revenue was $5.6 million in the second quarter 2009, an increase of $1.2 million, or 26.7%, compared to $4.4 million in the second quarter 2008. The increase in revenue for this segment in the second quarter 2009 was attributable to revenue increases of $2.0 million from new and existing command and control contract services work, $0.2 million from Newpoint due to an increase in contract services revenue, and $0.1 million from Integral Systems Europe S.A.S. due to an increase in software maintenance revenue, offset by decreases in revenue of $1.3 million relating to command and control contract services work that was completed in the second quarter 2008.

Space Communications Systems revenue was $15.5 million in the second quarter 2009, an increase of $0.4 million or 2.7%, compared to $15.1 million in the second quarter 2008. The increase in revenue for this segment in the second quarter 2009 was attributable to a $2.4 million increase in product revenue due to an increase in volume of shipments and higher software maintenance revenue at RT Logic, and a $1.0 million increase in contract services revenue from SAT relating to a new contract that was awarded in the first quarter 2009. Offsetting these increases was a decrease in revenue of $2.2 million relating to RT Logic due to the completion of a large contract services contract that had work during the second quarter 2008 and a decrease in revenue on another large contract during the second quarter 2009 compared to the second quarter 2008. In addition, product revenue decreased $0.5 million relating to Lumistar, which is attributable to a decline in the commercial aircraft industry market as a result of the economy, and $0.3 million relating to SAT.

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

Gross profit was $16.3 million in the second quarter 2009, an increase of $5.4 million, or 50.1%, compared to $10.9 million in the second quarter 2008. The increase in gross profit in the second quarter 2009 was attributable to our Government Systems and Commercial Systems segments.

Government Systems gross profit was $9.1 million in the second quarter 2009, an increase of $5.2 million, or 134%, compared to $3.9 million in the second quarter 2008. Gross profit increased $3.4 million due to the large United States Air Force contract noted above, for which an increase in revenue was realized relating to an increase in the funding amount on this contract for certain work and due to an increase in work scope on this contract. Gross profit increased $0.6 million from an increase in funding on the GPS OCX contract. In addition, gross profit increased $1.4 million relating to increases in work scope and level of effort on other existing contract work with the United States Air Force. Offsetting these gross profit increases were decreases in gross profit of $0.7 million relating to two civilian programs that are almost complete as of the end of the second quarter 2009.

Commercial Systems gross profit was $1.3 million in the second quarter 2009, an increase of $0.3 million, or 30.7%, compared to $1.0 million in the second quarter 2008. An increase in gross profit of $0.5 million attributable to increases in revenue from command and control work was offset by a decrease of $0.3 million in gross profit relating to higher overhead support relating to product development and new business development.

Space Communications Systems gross profit was $5.9 million in the second quarter 2009, a decrease of $0.1 million, or 9.7%, compared to $6.0 million in the second quarter 2008. Gross profit decreased $0.7 million from SAT due to cost relating to the replacement of equipment on a contract for which work had previously been completed and higher overhead support costs, offset by an increase in gross profit of $0.6 million attributable to a decrease in equipment expense in the second quarter 2009 compared to the second quarter 2008, due to the delivery of equipment on a significant contract in the second quarter 2009 and lower salary and personnel-related expense due to a decrease in headcount.

Operating Expenses

Operating expenses were $12.1 million in the second quarter 2009, an increase of $5.6 million, or 85.8%, compared to $6.5 million in the second quarter 2008. The increase was attributable to $1.8 million of higher professional services fees, including accounting fees, legal fees, and professional services fees associated with infrastructure development projects and compliance related activities, and $2.2 million in higher salary and personnel-related expenses due to an increase in support and infrastructure headcount. During the second quarter 2009, we incurred $0.7 million in severance expense relating to personnel actions taken in March 2009. As a result of these personnel actions, stock-based compensation expense decreased by $0.4 million relating to forfeitures of unvested stock options. Stock-based compensation, net of the forfeitures, increased $0.2 million.

Operating expenses in our Government Systems segment were $5.1 million in the second quarter 2009, an increase of $2.6 million, or 104%, compared to $2.5 million in the second quarter 2008, due to an increase in the allocation of corporate expenses and severance expense.

Operating expenses in our Commercial Systems segment in the second quarter 2009 were comparable to the second quarter 2008. Allocation of corporate expenses was higher in the second quarter 2009 compared to the second quarter 2008, and $0.2 million was incurred relating to the establishment of Integral Systems Europe Limited in the United Kingdom. These increases were offset by a decrease in our Newpoint operating expenses in the second quarter 2009 compared to the second quarter 2008.

Operating expenses in our Space Communications Systems segment were $5.7 million in the second quarter 2009, an increase of $2.8 million compared to $2.9 million in the second quarter 2008. The increase was attributable to an increase in the allocation of corporate expenses of $2.7 million, an increase in labor and related expense of $0.3 million relating to the integration of the satID product line that was acquired from QinetiQ Limited, and $0.3 million relating to higher research and development expenses incurred in the second quarter 2009 compared to the second quarter 2008.

Income Tax Expense

We recorded income tax expense of $1.5 million in the second quarter 2009 and $1.6 million in the second quarter 2008. The effective tax rates for the second quarter 2009 and the second quarter 2008 were 36.6% and 34.5%, respectively.

Results of Operations – Six Months Ended March 27, 2009 Compared to Six Months Ended March 31, 2008

	Six Months Ended
	March 27, 2009	March 31, 2008	Favorable (unfavorable)
	(in thousands of dollars)
Revenue
Government Systems
Contract revenue	$41,109	$34,724	$6,385
Software maintenance revenue	952	826	126

Total Government Systems	42,061	35,550	6,511
Commercial Systems
Contract revenue	10,046	8,546	1,500
Software maintenance revenue	1,626	1,171	455

Total Commercial Systems	11,672	9,717	1,955
Space Communications Systems
Contract revenue	20,093	21,426	(1,333)
Software maintenance revenue	2,857	2,110	747
Product revenue	8,566	5,852	2,714

Total Space Communications Systems	31,516	29,388	2,128

Elimination of intersegment sales	(4,011)	(2,991)	(1,020)

Total revenue	81,238	71,664	9,574

Cost of revenue:
Government Systems
Contract and software maintenance cost of revenue	28,725	27,655	(1,070)
Commercial Systems
Contract and software maintenance cost of revenue	8,947	6,697	(2,250)
Space Communications Systems
Contract and software maintenance cost of revenue	13,661	13,610	(51)
Product cost of revenue	4,171	3,269	(902)

Total Space Communications Systems	17,832	16,879	(953)

Elimination of intersegment sales	(4,011)	(2,991)	1,020

Total cost of revenue	51,493	48,240	(3,253)

Gross profit:
Government Systems	13,336	7,895	5,441
Commercial Systems	2,725	3,020	(295)
Space Communications Systems	13,684	12,509	1,175

Total gross profit	29,745	23,424	6,321

Operating expense:
Government Systems	10,538	5,917	(4,621)
Commercial Systems	2,378	2,266	(112)
Space Communications Systems	11,285	5,547	(5,738)

Total operating expense	24,201	13,730	(10,471)

Income from operations:
Government Systems	2,798	1,978	820
Commercial Systems	347	754	(407)
Space Communications Systems	2,399	6,962	(4,563)

Total income from operations	5,544	9,694	(4,150)
Other income (expense), net	(65)	200	(265)

Income before income taxes	5,479	9,894	(4,415)
Provision for income taxes	1,809	1,802	(7)

Net income	$3,670	$8,092	$(4,422)

Revenue

Consolidated revenue was $81.2 million in the six months ended March 27, 2009, an increase of $9.5 million, or 13.4%, compared to $71.7 million in the six months ended March 31, 2008. During the six months ended March 27, 2009, the Company identified and recorded adjustments related to prior periods that increased revenues, pre-tax income and net income by approximately $900,000, $810,000 and $525,000, respectively. The Company has concluded that these corrections are immaterial to the 2008 and 2009 annual financial statements and accordingly, retroactive adjustments to previously issued financial statements are unnecessary. The increase in revenue for the six months ended March 27, 2009, compared to the six months ended March 31, 2008, was related to the following:

Government Systems revenue was $42.1 million in the six months ended March 27, 2009, an increase of $6.5 million or 18.3%, compared to $35.6 million in the six months ended March 31, 2008. The increase in revenue in this segment was attributable to an increase in work scope and level of effort on existing contract work with the United States Air Force of $5.3 million during the six months ended March 27, 2009 when compared to the six months ended March 31, 2008 and an increase of $2.2 million relating to an increase in level of effort and additional contract value awarded during the second quarter 2009 on a contract that began in the first quarter 2008. During the second quarter 2009, we received a written acknowledgement from our customer on a large United States Air Force contract that they will seek additional funding for amounts that have exceeded the contract funding on this contract and accordingly, we included this amount as an increase in funding on this contract. This increase in funding plus increases in work scope during the six months ended March 27, 2009 compared to the six months ended March 31, 2008 resulted in an increase in revenue of $1.7 million on this contract. Offsetting these increases was a decrease in revenue of $2.4 million relating to several civilian programs that have been completed or that are almost complete as of March 27, 2009.

Commercial Systems revenue was $11.7 million in the six months ended March 27, 2009, an increase of $2.0 million, or 20.1%, compared to $9.7 million in the six months ended March 31, 2008. The increase in revenue for this segment in the six months ended March 27, 2009 was attributable to revenue increases of $4.5 million from new and existing command and control contract services work, $0.4 million from Newpoint due to an increase in contract services revenue, and $0.3 million from Integral Systems Europe S.A.S. due to an increase in software maintenance revenue, offset by decreases in revenue of $3.2 million relating to command and control contract services work that was completed in the six months ended March 31, 2008.

Space Communications Systems revenue was $31.5 million in the six months ended March 27, 2009, an increase of $2.1 million or 7.2%, compared to $29.4 million in the six months ended March 31, 2008. The increase in revenue for this segment in the six months ended March 27, 2009 was attributable to higher product revenue due to an increase in volume of shipments and higher software maintenance revenue at RT Logic, which resulted in a $4.2 million increase. Offsetting was a decrease in revenue of $1.4 million relating to RT Logic due to the completion of a large contract and a decrease in revenue on another large contract during the six months ended March 27, 2009 compared to the six months ended March 31, 2008 and a $0.6 million decrease in product revenue relating to Lumistar that is attributable to a decline in the commercial aircraft industry market as a result of the economy.

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

Gross profit was $29.7 million in the six months ended March 27, 2009, an increase of $6.3 million, or 26.9%, compared to $23.4 million in the six months ended March 31, 2008. The increase in gross profit in the six months ended March 27, 2009 was attributable to our Government Systems and Space Communications Systems segments.

Government Systems gross profit was $13.3 million in the six months ended March 27, 2009, an increase of $5.4 million, or 68.9%, compared to $7.9 million in the six months ended March 31, 2008. Gross profit increased $2.2 million due to the large United States Air Force contract noted above, for which an increase in revenue was realized relating to an increase in work scope and an increase in the funding amount on this contract for certain work. Gross profit increased $1.4 million from an increase in funding on the GPS OCX contract. In addition, gross profit increased $2.4 million relating to increases in work scope and level of effort on existing contract work with the United States Air Force. Offsetting these gross profit increases were decreases in gross profit of $1.4 million relating to two civilian programs that are almost complete as of the second quarter 2009.

Commercial Systems gross profit was $2.7 million in the six months ended March 27, 2009, a decrease of $0.3 million, or 9.8%, compared to $3.0 million in the six months ended March 31, 2008. The decrease in gross profit of $0.8 million was attributable to higher overhead support costs relating to product development and new business development, offset by an increase in gross profit or $0.4 million attributable to increases in revenue from command and control work.

Space Communications Systems gross profit was $13.7 million in the six months ended March 27, 2009, an increase of $1.2 million, or 9.4%, compared to $12.5 million in the six months ended March 31, 2008. The increase in gross profit of $3.1 million was attributable to the increase in revenue from RT Logic described above, offset by a decrease in gross profit from SAT of $1.8 million due to costs relating to the replacement of equipment on a contract for which work had previously been completed and higher overhead support costs.

Operating Expenses

Operating expenses were $24.2 million in the six months ended March 27, 2009, an increase of $10.5 million, or 76.3%, compared to $13.7 million in the six months ended March 31, 2008. The increase was attributable to $4.5 million of higher professional services fees, including accounting fees related to the 2008 audit, legal fees, and professional services fees associated with infrastructure development projects and compliance related activities, $3.6 million in higher salary and personnel-related expenses due to an increase in support and infrastructure headcount. During the second quarter 2009, we incurred $0.7 million in severance expense relating to personnel actions taken in March 2009. As a result of these personnel actions, stock-based compensation expense decreased by $0.4 million relating to forfeitures of unvested stock options. Stock-based compensation, net of the forfeitures, increased $1.0 million.

Operating expenses in our Government Systems segment were $10.5 million in the six months ended March 27, 2009, an increase of $4.6 million, or 77.8%, compared to $5.9 million in the six months ended March 31, 2008, due to an increase in the allocation of corporate expenses and severance expense.

Operating expenses in our Commercial Systems segment were comparable to the six months ended March 31, 2008. Allocation of corporate expenses was higher in the six months ended March 27, 2009 compared to the six months ended March 31, 2008, which was offset by a decrease in our Newpoint operating expenses in the six months ended March 27, 2009 compared to the six months ended March 31, 2008.

Operating expenses in our Space Communications Systems segment were $11.3 million in the six months ended March 27, 2009, an increase of $5.8 million, or 103%, compared to $5.5 million in the six months ended March 31, 2008. The increase was attributable to an increase in the allocation of corporate expenses of $5.5 million and an increase in headcount, which resulted in an increase of salary and related expenses of $0.8 million, offset by a decrease in SAT operating expenses of $0.8 million.

Income Tax Expense

We recorded income tax expense of $1.8 million in the six months ended March 27, 2009 and $1.8 million in the six months ended March 31, 2008. Included in the six months ended March 31, 2008 income tax expense was a $1.6 million tax credit for research and development expenditures that were incurred in prior years. We filed amended tax returns associated with these tax credits. Tax expense in the six months ended March 31, 2008, exclusive of this tax credit, was $3.4 million, which is higher than tax expense for the six months ended March 27, 2009, due to higher income before taxes. Included in the six months ended March 27, 2009 income tax expense is a tax credit of $0.2 million relating to research and development expenditures incurred in fiscal year 2008 and recorded in the first quarter 2009 due to a retroactive extension of the tax credit passed by Congress in October 2008. This amount was recorded as a discrete benefit in the first quarter 2009. The effective tax rates, excluding these credits, for the six months ended March 27, 2009 and the six months ended March 31, 2008 was 36.4% and 34.5%, respectively.

Backlog

We ended the six months ended March 27, 2009 with a backlog of approximately $195.1 million as compared to $221.4 million at the end of fiscal year 2008. A significant portion of this backlog relates to our Government Systems segment. Our Government contracts are typically larger in terms of contract value and extend for longer periods of time than our Commercial and Space Communications Systems contracts. Because our Commercial and Space Communications Systems contracts are typically smaller in dollar volume and shorter in duration, they generally do not have a significant effect on backlog. Many of our contracts are multi-year contracts and contracts with option years, and portions of these contracts are carried forward from one year to the next as part of our contract backlog. Our total contract backlog represents management’s estimate of the aggregate unearned revenues expected to be earned by us over the life of all of our contracts, including option periods. Because many factors affect the scheduling of projects, we cannot predict when revenues will be realized on projects included in our backlog. In addition, although contract backlog represents only business where we have written agreements with our customers, it is possible that cancellations or scope adjustments may occur.

Liquidity and Capital Resources

We have been routinely profitable on an annual basis and have generally financed our working capital needs through funds generated from income from operations, supplemented by borrowings under our general line of credit facility with a commercial bank when necessary.

For the six months ended March 27, 2009, operating activities used $10.9 million of cash, as a result of increases in unbilled revenue and income tax receivable balances, and a decrease in deferred revenue, accrued expenses, and accounts payable balances, partially offset by an increase in accounts receivable and net income, depreciation and amortization, and stock-based compensation. During the six months ended March 27, 2009, we invested $10.9 million to acquire the satID product line from QinetiQ Limited and $1.6 million to purchase fixed assets (principally leasehold improvements and new computers and equipment). During the six months ended March 27, 2009, our financing activities provided $10.3 million in proceeds from borrowings under our line of credit that we used to acquire the satID product line unit and $0.2 million in proceeds from the issuance of common stock from the exercise of stock options.

For the six months ended March 31, 2008, operating activities provided us $7.9 million of cash primarily as a result of net income, lower unbilled revenues and deferred revenue balances, and depreciation and amortization. These increases were partially offset by higher deferred contract costs, accounts receivable, income tax receivable, and inventory balances and a lower accounts payable balance. During the six months ended March 31, 2008, we used $2.1 million in investing activities related to the purchase of fixed assets (principally leasehold improvements and new computers and equipment). During the six months ended March 31, 2008, our financing activities included the use of $23.5 million in cash to repurchase our common stock and we received $2.6 million in proceeds from the issuance of common stock from the exercise of stock options.

Unbilled revenue was $38.3 million as of March 27, 2009, of which $28.0 million is expected to be collected in the next 12 months. As of March 27, 2009, unbilled revenue that is not expected to be collected within the next 12 months in the amount of $10.3 million is included in other assets in our consolidated balance sheet. Revenue from our Government Systems cost-plus contracts are driven by pricing based on costs incurred to perform services under contracts with the U.S. government. Cost-based pricing is determined under the Federal Acquisition Regulation, which provides guidance on the types of costs that are allowable in establishing prices for goods and services and allowability and allocability of costs to contracts under U.S. government contracts. Allocable costs are billed to the U.S. government based upon approved billing rates. We have incurred allocable costs we believe are allowable and reimbursable under our cost-plus-fee contracts that are higher than the approved billing rates. The unbilled revenues that are not expected to be collected within one year relate to the difference between the incurred allocable costs and the amount based on the approved billing rates for costs incurred during the third and fourth quarters fiscal 2008 and during the six months ended March 27, 2009. If we receive approval for our actual incurred allocable costs, we will be able to bill these amounts.

We have a line of credit agreement, which permits unsecured borrowing of up to $25.0 million, including a sub-facility of $10 million for the issuance of letters of credit. Any borrowings under the facility will accrue interest at the one-month London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 1.25% to 2.25% depending on our ratio of funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”). We are required to pay a quarterly fee on the undrawn amount of the facility, at a rate of 0.20% to 0.25% per annum, depending on our ratio of funded debt to EBITDA. The credit agreement has certain financial covenants, including the maintenance of a maximum ratio of funded debt to EBITDA of 2.5 to 1.0 and a minimum fixed charge coverage ratio of 1.25 to 1, and expires on December 31, 2010. The credit agreement contains customary covenants, including affirmative covenants that require, among other things, certain financial reporting by us, and negative covenants that, among other things, restrict our ability to incur additional indebtedness, incur encumbrances on assets, reorganize, consolidate or merge with any other company, and make acquisitions and stock repurchases. The credit agreement also contains customary events of default, including a cross-default to other indebtedness by us. Failure by us to comply with such covenants, or the occurrence of any other event of default, could result in the acceleration of any loans or other financial obligations of ours under the credit agreement and the termination of the facility. The availability of loans and letters of credit under the facility is subject to customary conditions, including the material accuracy of certain representations and warranties by us and to no default continuing under the credit agreement. On February 20, 2009, we borrowed $10.3 million under the facility, which we used to acquire the SatID product line from QinetiQ Limited. As of March 27, 2009, we had outstanding borrowings of $10.3 million on the line of credit and $2.3 million on the sub-facility for the issuance of letters of credit.

On June 6, 2008, we entered into a material lease agreement for newly leased property located at 6721 Columbia Gateway Drive in Columbia, Maryland, which will be used for our new corporate headquarters. We will relocate our corporate headquarters from its current location at 5000 Philadelphia Way, Lanham, Maryland in the second quarter of calendar year 2009. The lease term is for 11 years; the facility is approximately 131,450 square feet and has an initial $28 per square foot annual lease cost, with annual escalations of approximately 2.75% to 3.00%. We are entitled to $7.4 million in allowances for costs to build out this facility to our specifications and we will receive $2.1 million in incentives, which approximates the rent obligation for our Lanham, Maryland facility for approximately two years.

On January 21, 2009, we signed a master lease agreement and progress payment agreement for a capital equipment lease facility (the “facility”) with Banc of America Leasing & Capital, LLC (“BALC”). Under this facility, we may borrow up to $7.0 million for the purchase of new furniture, fixtures and equipment (the “new assets”). Initially, under the progress payment agreement, BALC will advance funding for the new assets. No principal payments will be due on such borrowings, and interest will accrue at one-month LIBOR, plus 1.5%, payable monthly in arrears. As of March 27, 2009, BALC advanced $2.3 million under the progress payment agreement, which was used to purchase furniture, fixtures, and equipment for the new corporate headquarters in Columbia, MD and equipment for our other facilities. Upon final payment for the new assets, the short-term funding under the progress payment agreement will be replaced by capital leases under the master lease agreement. The lease term will be 72 months from the lease commencement date, with monthly rent payments (representing the payment of principal and interest on the borrowed amount) calculated based on a lease rate factor as defined under the facility. The lease rate factor will be based on the three-year swap index as quoted in the Bloomberg Daily Summaries as of the lease commencement date.

We currently anticipate that our current cash balances, amounts available under our line of credit and capital equipment lease facility, and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended September 30, 2008. As of March 27, 2009, virtually all of our contracts were denominated in U.S. dollars, and we did not have any outstanding hedge agreements. Our exposures to market risk have not changed materially since September 30, 2008. We had $10.3 million in outstanding borrowings under our line of credit and $2.3 million in outstanding borrowings under our sub-facility as of March 27, 2009. In addition, we had borrowings of $2.3 million under the master lease agreement and progress payment agreement for a capital lease facility as of March 27, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of March 27, 2009, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were not effective as of March 27, 2009 to provide reasonable assurance that information required to be disclosed by us, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure because of the material weaknesses in internal control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Changes in Internal Control over Financial Reporting

Management has reviewed and evaluated its internal controls procedures and the design of those procedures relating to revenue recognition and accounting processes in light of the material weaknesses in those areas that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. In order to remediate such material weaknesses, management is taking or has taken the following actions:

•	Actions taken:

•	Established a new “Controller, Project Services” position;

•	Hired two experienced revenue recognition personnel;

•	Established a quarterly revenue review meeting and discussion for each major program;

•	Actions still in-process:

•	Continue to provide formal training for existing staff;

•	Prepare comprehensive revenue recognition checklists and documentation at the onset of each contract;

•	Review revenue with project managers on a quarterly basis;

•	Establish a policy for accounting and project managers to approve revenue memoranda and calculations;

•	Establish documented accounting policies and procedures;

•	Establish quarterly revenue recognition review meetings with the Company’s Chief Financial Officer and Controller; and

•	Conduct reviews of compliance programs.

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

On December 15, 2008, a purported securities class action complaint was filed in Maryland federal court against the Company and certain of its current and former officers. The complaint seeks certification of a class comprised of all persons who purchased the Company’s common stock between April 28, 2008 and December 10, 2008, inclusive (the “Class Period”). The complaint asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act, based on allegations that certain statements made by the Company during the Class Period were false and/or misleading because those statements failed to disclose that (1) the Company was improperly recognizing revenue; (2) as a result, the Company misstated its financial results during the Class Period; (3) the Company’s financial statements were not prepared in accordance with generally accepted accounting principles; (4) the Company lacked adequate internal and financial controls; and (5) as a result, the Company’s financial statements were materially false and misleading. No specific damage amount is alleged in the complaint. On February 17, 2009, five individual shareholders referring to themselves as the “Ulrich Group” filed an uncontested motion for appointment as lead plaintiffs and for approval of lead counsel. The court has not yet ruled on the motion, and to date no other proceedings have taken place in the lawsuit.

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

The investigation by the SEC and a related inquiry by NASDAQ include questions as to whether Gary A. Prince was acting as a de facto executive officer of the Company prior to his promotion to the position of Executive Vice President and Managing Director of Operations of the Company in August 2006. The investigation and inquiry also include questions as to whether Mr. Prince was practicing as an accountant before the SEC while an employee of the Company. Mr. Prince agreed with the SEC in 1997 to a permanent injunction barring him from practicing as an accountant before the SEC, as part of a settlement with the SEC related to Mr. Prince’s guilty plea to charges brought against him for conduct principally occurring in 1988 through 1990 while he was employed by Financial News Network, Inc. and United Press International. In March 2007, we terminated the employment of Mr. Prince.

We certified compliance with the SEC’s subpoena to the Company, and are cooperating fully with the SEC and NASDAQ in connection with the investigation and the inquiry.

Item 1A.	Risk Factors

A description of our risk factors can be found in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2008. There were no material changes to those risk factors during the six months ended March 27, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Stockholders of the Company was held on February 26, 2009. The following matters were voted on by stockholders, and received the votes indicated:

1.	Election of Board of Directors:

Director	For	Withheld
John M. Albertine	11,252,835	4,225,216
James B. Armor, Jr. Alan W. Baldwin	12,387,954 12,018,840	3,090,097 3,459,211
Paul G. Casner, Jr.	10,010,552	5,467,499
John B. Higginbotham	12,120,505	3,357,546
William F. Leimkuhler	10,518,305	4,959,746
R. Doss McComas	10,323,098	5,154,953

The terms of each of the elected directors will expire at the next Annual Meeting of Stockholders in 2010 or when their successors are elected and qualified.

2.	Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm by the Audit Committee of the Board of Directors:

For	Against	Abstain	Broker non-vote
15,085,259	82,485	310,307	—

3.	To approve an amendment to the charter to eliminate the supermajority voting requirements imposed by the Maryland General Corporation Law:

For	Against	Abstain	Broker non-vote
14,826,445	331,137	320,469	—

4.	To approve certain clarifying amendments to the charter, which are consistent with Maryland General Corporation Law:

For	Against	Abstain	Broker non-vote
15,066,703	88,653	322,695	—

Item 5.	Other Information

None.

Item 6.	Exhibits and Financial Statement Schedules

In reviewing the agreements included or incorporated by reference as exhibits to this Quarterly Report on Form 10-Q, it is important to note that they are included to provide investors with information regarding their terms, and are not intended to provide any other factual or disclosure information about Integral Systems, Inc. or the other parties to the agreements. The agreements contain representations and warranties made by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement, and: were not intended to be and should not be relied upon by stockholders of the Company; should not be treated as categorical statements of fact, but rather as a way of allocating risk between the parties; have in some cases been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; may apply standards of materiality in a way that is different from what may be material to investors; and were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Integral Systems, Inc. may be found elsewhere in this Quarterly Report on Form 10-Q and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Index to Exhibits

2.1	Plan of Acquisition of QinetiQ Limited Assets

(a) Asset Sale Agreement between QinetiQ Limited and the Company, dated February 20, 2009.[1,2]

(b) Assignment and Sale of Intellectual Property Rights and Transfer of Commercial Records between QinetiQ Limited and the Company, dated February 20, 2009.[1,2]

(c) Limitations Agreement between QinetiQ Limited and the Company, dated February 20, 2009.

(d) Services Agreement between QinetiQ Limited and the Company, dated February 20, 2009.[1,2]

3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006, as supplemented by Articles Supplementary of the Company dated February 12, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Commission on May 10, 2007), as amended by the Articles of Amendment dated February 26, 2009 (effective April 29, 2009).

3.2	Amended and Restated By-laws of the Company, as amended by Amendments No. 1, 2, 3 and 4 to the Amended and Restated By-laws of Integral Systems, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 20, 2007).

10.1	Master Lease Agreement, Addendum thereto and Progress Payment Agreement, each dated as of January 21, 2009, between the Company and Banc of America Leasing & Capital, LLC and related acceptance letter and term sheet. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 5, 2009).

10.2+	Second Amendment to the Employment Agreement between John B. Higginbotham and the Company, dated February 20, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 20, 2009).

10.3+	Employment Agreement between R. Miller Adams and the Company, dated February 25, 2009.

10.4+	Agreement and Release between James G. Schuetzle and the Company, effective as of March 20, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 20, 2009).

10.5+	Agreement and Release between Jeffrey A. Rosolio and the Company, effective as of March 20, 2009.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management or compensatory plan or arrangement.
[1]	Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
[2]	The Company will furnish to the Commission, upon request, a copy of each schedule to this Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 5, 2009.

INTEGRAL SYSTEMS, INC.

By:	/s/ WILLIAM M. BAMBARGER, JR.
William M. Bambarger, Jr.
Chief Financial Officer and Treasurer,
Principal Accounting Officer

By:	/s/ HEMI G. LEE-GALLAGHER
Hemi G. Lee-Gallagher
Vice President and Corporate Controller

EXHIBIT INDEX

Exhibit Number	Description
2.1	Plan of Acquisition of QinetiQ Limited Assets

(a) Asset Sale Agreement between QinetiQ Limited and the Company, dated February 20, 2009.[1,2]

(b) Assignment and Sale of Intellectual Property Rights and Transfer of Commercial Records between QinetiQ Limited and the Company, dated February 20, 2009.[1,2]

(c) Limitations Agreement between QinetiQ Limited and the Company, dated February 20, 2009.

(d) Services Agreement between QinetiQ Limited and the Company, dated February 20, 2009.[1,2]

3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006, as supplemented by Articles Supplementary of the Company dated February 12, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Commission on May 10, 2007), as amended by the Articles of Amendment dated February 26, 2009 (effective April 29, 2009).

3.2	Amended and Restated By-laws of the Company, as amended by Amendments No. 1, 2, 3 and 4 to the Amended and Restated By-laws of Integral Systems, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 20, 2007).

10.1	Master Lease Agreement, Addendum thereto and Progress Payment Agreement, each dated as of January 21, 2009, between the Company and Banc of America Leasing & Capital, LLC and related acceptance letter and term sheet. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 5, 2009).

10.2+	Second Amendment to the Employment Agreement between John B. Higginbotham and the Company, dated February 20, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 20, 2009).

10.3+	Employment Agreement between R. Miller Adams and the Company, dated February 25, 2009.

10.4+	Agreement and Release between James G. Schuetzle and the Company, effective as of March 20, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 20, 2009).

10.5+	Agreement and Release between Jeffrey A. Rosolio and the Company, effective as of March 20, 2009.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management or compensatory plan or arrangement.
[1]	Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
[2]	The Company will furnish to the Commission, upon request, a copy of each schedule to this Agreement.