Form 10-Q
period 2009-06-26
INTEGRAL SYSTEMS INC /MD/
filed 2009-08-05
CIK 718130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-18603

INTEGRAL SYSTEMS, INC.

(Exact Name of Registrant as specified in its charter)

MARYLAND	52-1267968
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6721 COLUMBIA GATEWAY DRIVE, COLUMBIA, MD 21046

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code:

(443) 539-5008

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of July 28, 2009, the Registrant had issued and outstanding 17,331,796 shares of common stock.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this Form 10-Q, including those in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward looking within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, from time to time, Integral Systems, Inc. (the “Company”, “We”, “Us”, “Our”) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “believe”, “expect”, “anticipate”, “estimate”, “continue”, or other similar words, including but not limited to statements as to our intent, belief, or current expectations and the intent, belief, or current expectations of our directors, officers, and management with respect to our future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. The future results indicated, whether expressed or implied, may not be achieved. Our actual results may differ significantly from the results discussed in the forward-looking statements. A variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our statements. Our business is dependent upon general economic conditions and upon various conditions specific to us and to our industry and future trends cannot be predicted with certainty. Particular risks and uncertainties that may affect our business, other than those described elsewhere herein, include the risk factors described in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended September 30, 2008. When considering the forward-looking statements in this Form 10-Q, you should keep in mind the risk factors and other cautionary statements set forth in this Form 10-Q and our Annual Report on Form 10-K.

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

•

We are experiencing delays in the timeframes in which funding increases on our existing contracts and subcontracts with the U.S. government are approved, and in which new contracts with the U.S. government are awarded.

i

•	We enter into fixed-price contracts that could subject us to losses in the event that we have cost overruns.

•	Financial difficulties experienced by our commercial customers may adversely affect our ability to collect payments on our commercial contracts.

•	Our contracts and subcontracts are subject to competition, strict performance and other requirements.

•	The newly appointed federal administration may continue to reduce aerospace and defense spending, which could adversely affect us.

•	Intense competition in the satellite ground system industry could affect our future financial performance.

•	We are subject to risks associated with our strategy of acquiring or merging with other companies.

•	We may be exposed to product liability or related claims with respect to our products.

•	Our products may become obsolete due to rapid technological change in the satellite industry.

•	Our business is subject to risks associated with international transactions.

•	Our business is dependent on the availability of certain components and raw materials that we buy from suppliers.

•	We depend upon attracting and retaining a highly skilled professional staff.

•	We depend upon the services of our key personnel.

•	We depend upon intellectual property rights and risk having our rights infringed.

•	The estimated backlog under our contracts is not necessarily indicative of revenues that will actually be realized under the contracts.

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 26, 2009	September 30, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,474	$15,026
Accounts receivable, net of allowance for doubtful accounts of $799 and $9, respectively	14,278	16,688
Unbilled revenue	31,817	18,656
Prepaid expenses and other current assets	6,372	2,542
Income tax receivable	4,988	4,782
Deferred contract costs	594	6,558
Inventory	10,128	7,237

Total current assets	72,651	71,489
Property and equipment, net	20,106	17,634
Goodwill	54,078	51,414
Intangible assets, net	6,946	—
Other assets	12,765	6,666

Total assets	$166,546	$147,203

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,588	$7,163
Accrued expenses	15,363	16,650
Deferred revenue	9,578	12,403
Short-term debt	8,737	—

Total current liabilities	38,266	36,216
Other non-current liabilities	12,838	946

Total liabilities	51,104	37,162
Stockholders’ equity:
Common stock, $.01 par value, 80,000,000 shares authorized, and 17,298,941 and 17,246,034 shares issued and outstanding, respectively	173	173
Additional paid-in capital	65,819	62,608
Retained earnings	49,431	47,249
Accumulated other comprehensive income	19	11

Total stockholders’ equity	115,442	110,041

Total liabilities and stockholders’ equity	$166,546	$147,203

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 26, 2009	June 30, 2008 (1)	June 26, 2009	June 30, 2008 (1)
Revenue:
Contract revenue	$32,409	$35,989	$99,937	$97,882
Product revenue	4,076	3,892	12,498	9,704
Software maintenance revenue	3,298	2,281	8,586	6,240

Total revenue	39,783	42,162	121,021	113,826
Cost of revenue:
Contract and software maintenance cost of revenue	28,896	23,260	76,353	68,237
Product cost of revenue	2,030	2,296	6,066	5,559

Total cost of revenue	30,926	25,556	82,419	73,796
Gross profit	8,857	16,606	38,602	40,030
Operating expense:
Selling, general & administrative	11,352	8,423	34,185	20,825
Research & development	1,327	385	2,695	1,713

(Loss) income from operations	(3,822)	7,798	1,722	17,492
Other income (expense), net	(60)	63	(125)	263

(Loss) income before income taxes	(3,882)	7,861	1,597	17,755
Income tax (benefit) provision	(2,394)	2,694	(585)	4,496

Net (loss) income	$(1,488)	$5,167	$2,182	$13,259

Comprehensive (loss) income:
Cumulative currency translation adjustment	17	—	8	36

Total comprehensive (loss) income	$(1,471)	$5,167	$2,190	$13,295

Weighted average number of common shares:
Basic	17,329	16,971	17,304	18,022
Diluted	17,329	17,226	17,374	18,195
Net (loss) income per share:
Basic	$(0.09)	$0.30	$0.13	$0.74
Diluted	$(0.09)	$0.30	$0.13	$0.73

(1)

Share and per share information reflect a stock split that was effected in the form of a stock dividend for which one share of our common stock was distributed for each one share of common stock issued and outstanding on August 25, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Nine Months Ended
	June 26, 2009	June 30, 2008
Cash flows from operating activities:
Net income	$2,182	$13,259
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,893	1,679
Bad debt expense	796	(42)
Stock-based compensation	2,644	369
Tax benefit on the exercise of stock options	54	—
Provision for deferred income taxes	(719)	—
Changes in operating assets and liabilities
Accounts receivable	1,976	(2,158)
Unbilled revenue	(18,543)	117
Prepaid expenses and other current assets	(1,277)	760
Deferred contract costs	5,964	(6,381)
Inventories	(2,260)	(1,115)
Income taxes receivable	(880)	(2,182)
Accounts payable	(2,578)	(2,164)
Accrued expenses	(1,283)	3,548
Deferred revenue	(3,024)	226
Other	184	7

Net cash (used in) provided by operating activities	(13,871)	5,923
Cash flows from investing activities:
Purchases of property and equipment	(4,110)	(3,163)
Proceeds from sale lease-back of property and equipment	12,502	—
Acquisition of satID	(10,944)	—
Other investing activities	—	188

Net cash used in investing activities	(2,552)	(2,975)
Cash flows from financing activities:
Proceeds from issuance of common stock	76	4,662
Common stock repurchases	—	(23,511)
Proceeds from line of credit borrowing	5,811	—
Payments on capital lease obligations	(15)	(4)

Net cash provided by (used in) financing activities	5,872	(18,853)
Net decrease in cash and cash equivalents	(10,551)	(15,905)
Effect of exchange rate changes on cash	(1)	(41)
Cash and cash equivalents - beginning of period	15,026	23,894

Cash and cash equivalents - end of period	$4,474	$7,948

Supplemental disclosures of cash flow information:
Income taxes paid	$3,314	$6,673
Interest expense paid	$89	$5
Supplemental schedule of noncash investing and financing activities:

On January 21, 2009 a master agreement and progress payment for a capital equipment lease facility was signed. We had borrowings of $5,382 relating to purchases of property and equipment.

A capital lease obligation of $48 was incurred when we entered into a lease for new equipment in 2008.

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 26, 2009

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

Effective with the first quarter of our fiscal year 2009, it is now our practice to close our books and records on the Friday prior to the calendar quarter-end for interim periods. This change was made to align our financial closing with our business processes. We also intend to change our fiscal year end date to the last Friday of September of each year. This change is effective beginning with the current fiscal year, resulting in our fiscal year 2009 ending on September 25, 2009.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 26, 2009 are not necessarily indicative of the results that may be expected for fiscal year 2009. During the nine months ended June 26, 2009, the Company identified and recorded adjustments related to prior periods that increased revenues, pre-tax income and net income by approximately $900,000, $660,000 and $425,000, respectively. We have concluded that these corrections are immaterial to the 2008 and 2009 annual financial statements and accordingly, retroactive adjustments to previously issued financial statements are unnecessary.

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

On August 25, 2008, we effected a stock split in the form of a stock dividend for which one share of our common stock was distributed for each one share of common stock issued and outstanding on August 25, 2008. We issued a total of 8,622,267 shares relating to this stock split. The shares presented throughout the consolidated financial statements and the notes thereto reflect the effect of this stock split for all periods presented. All share and per share amounts for the three and nine months ended June 30, 2008 have been adjusted to reflect the stock split.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 26, 2009

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

The consideration paid for the satID acquisition was $10.9 million in cash, including transaction costs. We financed this acquisition with borrowings under our line of credit (see Note 8). We accounted for this acquisition as a purchase business combination. In accordance with Statement of Financial Accounting Standards, (“SFAS”) No. 141, “Business Combinations,” assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheet at their estimated fair values as of February 20, 2009. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The goodwill and intangible assets are expected to be deductible for tax purposes over 15 years. The following represents the preliminary allocation of the purchase price to the acquired assets and liabilities assumed (in thousands) and the associated estimated useful lives:

		Estimated useful lives:
Assets acquired:
Current assets:
Accounts receivable	$379
Inventory	632
Prepaid expense	91

Total current assets	1,102
Property and equipment	107
Intangible assets:
Customer relationships	3,490	8 years
Patent	3,340	8 years
Trademark/tradename	240	10 years
Non-compete	190	3 years

Total intangible assets	7,260
Goodwill	2,664

Total assets acquired	11,133

Liabilities assumed:
Deferred revenue	189

Net assets acquired	$10,944

4.	Accounts Receivable, Unbilled Revenue, and Deferred Revenue

Accounts receivable are recorded at the amount invoiced and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses from the existing accounts receivable. As of June 26, 2009, we had an allowance for doubtful account balance of $0.8 million. Unbilled revenue represents amounts recognized as revenue that have not been billed. Unbilled revenue was $43.3 million as of June 26, 2009, of which $31.8 million is expected to be collected in the next 12 months. As of June 26, 2009, unbilled revenue that is not expected to be collected within the next 12 months, in the amount of $11.5 million, is included in other assets in our consolidated balance sheet. Unbilled revenue was $24.8 million as of September 30, 2008, of which $18.7 million was expected to be collected within 12 months. As of September 30, 2008, unbilled revenue that was not expected to be collected within one year, in the amount of $6.1 million, was included in other assets in our consolidated balance sheet.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 26, 2009

Revenue from our Government Systems cost-plus contracts are driven by pricing based on costs incurred to perform services under contracts with the U.S. government. Cost-based pricing is determined under the Federal Acquisition Regulation, which provides guidance on the types of costs that are allowable in establishing prices for goods and services and allowability and allocability of costs to contracts under U.S. government contracts. Allocable costs are billed to the U.S. government based upon approved billing rates. We have incurred allocable costs we believe are allowable and reimbursable under our cost-plus contracts that are higher than the approved billing rates. The unbilled revenues that are not expected to be collected within one year relate to the difference between the incurred allocable costs and the amount based on the approved billing rates for costs incurred during the third and fourth quarters of fiscal year 2008 and during the nine months ended June 26, 2009. If we receive approval and obtain funding for our actual incurred allocable costs, we will be able to bill these amounts.

For the nine months ended June 26, 2009, we have recognized $4.3 million in revenue above funding, which is considered at-risk revenue. The revenue in excess of funding relates to recognition of estimated award fees and higher indirect rates than originally planned. We believe this amount is fully realizable and that the funding is forthcoming.

Deferred revenue represents amounts billed and collected for contracts in progress for which revenue has not been recognized and is reflected as a liability. Revenue will be recognized when revenue recognition criteria are met.

5.	Inventory

Inventories consist primarily of raw materials and finished goods (which include raw materials and direct labor). Inventories are valued at the lower of cost or market. We determine cost on the basis of the weighted average cost or first-in-first-out method. We did not have a reserve for obsolescence at June 26, 2009, or September 30, 2008. Inventory consists of the following:

	June 26, 2009	September 30, 2008
	(in thousands of dollars)
Finished Goods	$306	$740
Raw Materials	9,822	6,497

Total	$10,128	$7,237

6.	Sale-leaseback of Building and Land

On June 26, 2009, we sold the land and building located at 12515 Academy Ridge View, Colorado Springs, Colorado to COPT Academy Ridge, LLC (“COPT”) (the “Sale Property”) for $12.5 million pursuant to a purchase and sale agreement (the “Sale Agreement”) by and between our wholly-owned subsidiary, Real Time Logic, Inc. (“RT Logic”) and COPT. At the same time, RT Logic entered into a Lease Agreement (the “Lease Agreement”) with COPT to lease this building and the directly associated premises (the “Rental Property”) for a 12 year term, and an option to extend this term for an additional five years. The 60,714 square foot building is utilized by RT Logic. The Lease Agreement provides for an initial rent of $16.75 per square foot per annum, with periodic rent escalations. RT Logic’s obligations under the Lease Agreement are guaranteed by Integral Systems, Inc. The Lease Agreement provides RT Logic with a one-time right to terminate the lease at the expiration of the tenth lease year for a termination fee of $1.4 million.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 26, 2009

The sale of the land and building qualifies as a ‘sale’ as that term is defined in Financial Accounting Standards Board Statement No. 66, Accounting for Sales of Real Estate. Additionally, the subsequent leaseback of the Rental Property qualifies as normal leaseback as defined in Financial Accounting Standards Board’s Statement No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases—an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11. Therefore, we deferred the gain on the sale, of approximately $700,000, and we will amortize the gain as a reduction in expense in proportion with the monthly rentals over the term of the lease.

The Sale Agreement contains covenants by each of RT Logic and COPT to negotiate, at the request of RT Logic, a build-to-suit lease pursuant to which COPT would build a second building on the land purchased in this sale. This option, which expires at the fourth anniversary of the consummation of the sale, requires RT Logic to pay COPT option payments in the amount of $0.1 million per year.

The future minimum lease payments under the terms of the Lease Agreement are as follows (in thousands):

2009	$279
2010	1,125
2011	1,155
2012	1,187
2013	1,195
Thereafter	9,892

$14,833

7.	Net (Loss) Income Per Share

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period plus shares that were issued on July 6, 2009 under our Employee Stock Purchase Plan. Diluted net (loss) income per share is calculated by dividing net (loss) income by the diluted weighted-average common shares, which reflects the potential dilution of stock options. The reconciliation of amounts used in the computation of basic and diluted net income per share consists of the following:

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 26, 2009

	Three Months Ended		Nine Months Ended
	June 26, 2009	June 30, 2008	June 26, 2009	June 30, 2008
	(in thousands, except per share amounts)
Numerator:
Net (loss) income	$(1,488)	$5,167	$2,182	$13,259
Denominator:
Shares used for basic earnings per share - weighted-average shares	17,329	16,971	17,304	18,025
Effect of dilutive securities:
Employee stock options	—	255	70	173

Shares used for diluted earnings per share-adjusted weighted-average shares and assumed conversions	17,329	17,226	17,374	18,198

Net (loss) income per share:
Basic (loss) earnings per share	$(0.09)	$0.30	$0.13	$0.74
Diluted (loss) earnings per share	$(0.09)	$0.30	$0.13	$0.73

Outstanding options to purchase 2.4 million shares of our common stock as of June 26, 2009 and 1.3 million shares as of June 30, 2008 were not included in the computations of diluted net (loss) income per share because the effect would have been anti-dilutive.

On February 29, 2008, we entered into a stock repurchase agreement to repurchase 2,129,944 shares of our common stock for $11.00 per share from Fursa Alternative Strategies, LLC. The effect on earnings per share was an increase of $0.01 in our basic and diluted earnings per share for the nine months ended June 26, 2009.

8.	Credit Facilities

Line of Credit

We have a line of credit agreement, which permits unsecured borrowings of up to $25.0 million, including a sub-facility of $10.0 million for the issuance of letters of credit. Any borrowings under the facility will accrue interest at the one-month London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 1.25% to 2.25% depending on our ratio of funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”). We are required to pay a quarterly fee on the undrawn amount of the facility, at a rate of 0.20% to 0.25% per annum, depending on our ratio of funded debt to EBITDA. As of June 26, 2009, we had outstanding borrowings of $5.8 million on the line of credit and outstanding borrowings of $2.3 million on the sub-facility for the issuance of letters of credit.

Capital Equipment Lease Facility

On January 21, 2009, we signed a master lease agreement and progress payment agreement for a capital equipment lease facility (the “facility”) with Banc of America Leasing & Capital, LLC (“BALC”). Under the facility, we may borrow up to $7.0 million for the purchase of new furniture, fixtures and equipment (the “new assets”). Initially, under the progress payment agreement, BALC will advance funding for the new assets. No principal payments will be due on such borrowings, and interest will accrue at one-month LIBOR, plus 1.5%, payable monthly in arrears. As of June 26, 2009, BALC had advanced $5.4 million under the progress payment agreement, which was used to purchase furniture, fixtures, and equipment for

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 26, 2009

the new corporate headquarters in Columbia, MD and equipment for our other facilities. Upon final payment for the new assets, the short-term funding under the progress payment agreement will be replaced by capital leases under the master lease agreement. We have classified $2.5 million of amounts due under the progress payment agreement as long-term due to the conversion to a capital lease subsequent to June 26, 2009. Although we anticipate the remaining amounts due under the progress payment will be converted into a capital lease, a portion of which will be long term, we have presented such amounts as current in the June 26, 2009 balance sheet because the amount that will be long-term is not known. The lease term will be 72 months from the lease commencement date, with monthly lease payments (representing the payment of principal and interest on the borrowed amount) calculated based on a lease rate factor as defined under the facility. The lease rate factor will be based on the three-year swap index as quoted in the Bloomberg Daily Summaries as of the lease commencement date.

9.	Commitments and Contingencies

Operating Lease

On June 6, 2008, we entered into a material lease agreement for newly leased property located at 6721 Columbia Gateway Drive in Columbia, Maryland, which is now our new corporate headquarters. We relocated our corporate headquarters from its previous location at 5000 Philadelphia Way, Lanham, Maryland, in May 2009. The lease term is for 11 years; the facility is approximately 131,450 square feet and has an initial $28 per square foot annual lease cost, with annual escalations of approximately 2.75% to 3.00%. We are entitled to $7.4 million in allowances for costs to build out this facility to our specifications and we will receive a $2.1 million incentive, which approximates the rent obligation for our Lanham, Maryland facility for two years. These lease incentives will be amortized as a reduction of rental expense over the lease term. As a result of moving to our new headquarters in May 2009 we have vacated substantially all of our leased space in Lanham, MD and we anticipate vacating from the remaining leased space by December 31, 2009. We estimate that we will be able to sublease the two facilities in Lanham, MD by June 2010. We have recorded an estimated loss of $0.5 million related to the vacated leased space in Lanham, MD which is reflected in our Consolidated Statement of Operations for the three-month period ended June 26, 2009. Additionally, we have accelerated depreciation on furniture and fixtures associated with the abandoned leased space of approximately $0.2 million during fiscal year 2009. In determining our liability related to excess facility costs, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates will be reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants and may result in revisions to the liability.

Litigation, Claims, and Assessments

We are subject to various legal proceedings and threatened legal proceedings from time to time. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on our business, results of operations, financial condition, or cash flows.

As previously disclosed, on December 15, 2008, a purported securities class action complaint was filed in Maryland federal court against the Company and certain of its current and former officers following the Company’s announcement on December 10, 2008, that it would restate its financial results for the first three quarters of fiscal year 2008. The complaint seeks certification of a class comprised of all persons who purchased the Company’s common stock between April 28, 2008 and December 10, 2008, inclusive (the “Class Period”). The complaint asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act, based on allegations that certain statements made by the Company during the Class Period were false and/or misleading because those statements failed to disclose that (1) the Company was improperly recognizing revenue; (2) as a result, the Company misstated its financial results during the Class Period; (3) the Company’s financial statements were not prepared in accordance with generally accepted accounting principles; (4) the Company lacked adequate internal and financial controls; and (5) as a result, the Company’s financial statements were materially false and misleading. No specific damage amount is alleged in the complaint. On February 17, 2009, five individual shareholders referring to themselves as the “Ulrich Group” filed an uncontested motion for appointment as lead plaintiffs and for approval of lead

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 26, 2009

counsel. On July 21, 2009, the Court dismissed the case for failure to effect service, apparently as a result of the fact that plaintiffs had not filed proofs of service as of that date. On August 3, 2009, plaintiffs filed a motion for relief from judgment requesting that the court vacate the order of dismissal, grant the uncontested motion for appointment of lead plaintiff and lead counsel, and enter a joint stipulation and proposed scheduling order. Defendants have consented to the relief requested in the motion. The scheduling order proposed by the parties contemplates that plaintiffs will have 30 days after entry of a lead plaintiff order within which to file an amended complaint, and defendants will thereafter have 45 days to respond to the amended complaint. The court has not yet ruled on plaintiffs’ motion for relief from judgment.

On July 14, 2009, a shareholder derivative lawsuit was filed in the same Maryland federal court against twelve individuals associated with the Company, including all current directors and certain other current and former officers, and against the Company as a nominal defendant. The derivative complaint purports to bring claims on behalf of the Company for breach of fiduciary duty based on the same events at issue in the securities class action described above. The shareholder filing the derivative complaint previously submitted a demand letter to the Company’s board of directors (the “Board”) on February 23, 2009, asserting essentially the same claims. In response to the demand letter, the Board appointed a Demand Review Committee (the “Committee”) on February 26, 2009, comprised of directors James B. Armor and John M. Albertine. The Committee was charged with investigating, analyzing, and evaluating the matters raised in the demand letter and in a second substantively identical letter also received by the Company. With the advice of independent counsel and after extensive investigation, the Committee concluded, prior to the filing of the derivative action, that no basis existed for breach of fiduciary duty claims against any of the named individuals and that pursuit of litigation against those individuals was not in the bests interests of the Company. At a meeting held on July 22, 2009, the Board accepted the Committee’s recommendation that the Company accordingly reject the demand and seek dismissal of the derivative complaint. The Company’s motion to dismiss the derivative complaint is not yet due.

As previously disclosed, on March 1, 2007, we learned that the Securities and Exchange Commission (the “SEC”) had issued a formal order of investigation regarding the Company, and we and subsequently certain of our then officers received subpoenas in connection with the investigation. The investigation by the SEC and a related inquiry by NASDAQ included questions as to whether Gary A. Prince was acting as a de facto executive officer of the Company prior to his promotion to the position of Executive Vice President and Managing Director of Operations of the Company in August 2006. The investigation and inquiry also included questions as to whether Mr. Prince was practicing as an accountant before the SEC while an employee of the Company. Mr. Prince agreed with the SEC in 1997 to a permanent injunction barring him from practicing as an accountant before the SEC, as part of a settlement with the SEC related to Mr. Prince’s guilty plea to charges brought against him for conduct principally occurring in 1988 through 1990 while he was employed by Financial News Network, Inc. and United Press International. In March 2007, we terminated the employment of Mr. Prince. Under the supervision of a Special Committee established by the Board, the Company also took other remedial action and provided full cooperation to the SEC in the investigation. The Company has also remained in contact with NASDAQ, although the NASDAQ inquiry has been inactive in light of the SEC investigation.

On July 30, 2009, the SEC and the Company each announced that a final administrative settlement had been reached concluding the SEC’s investigation as to the Company. Under the administrative settlement the Company, without admitting or denying the SEC’s findings, consented to a “cease and desist” order requiring future compliance with certain provisions of the Securities Exchange Act and the SEC Exchange Act rules. The order does not require the Company to pay a monetary penalty. The SEC states in the order that in determining to accept the settlement it considered both the remediation efforts promptly undertaken by the Company, and the cooperation the SEC staff received from the Company.

In conjunction with its announcement of the administrative settlement, the SEC also disclosed that it was instituting separate civil actions against Mr. Prince and two other former officers of the Company. In prior periods the Company advanced legal fees and costs incurred by these individuals in connection with the SEC investigation, up to the deductible limit under the Company’s Directors and Officers insurance policy, and subsequently such fees and costs have been paid directly by the insurance carrier. The Company anticipates that legal fees and expenses for these individuals will continue to be paid for by the insurance carrier.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 26, 2009

10.	Stock Option Plan and Stock-Based Compensation

We have a 2008 Stock Incentive Plan that provides incentives for our employees, consultants, and directors to promote our financial success. The Compensation Committee of the Board of Directors has sole authority to select full-time employees, directors, or consultants to receive awards of options, stock appreciation rights, restricted stock, and restricted stock units under this plan. The maximum number of shares of common stock that may be issued pursuant to the 2008 Stock Incentive Plan is 3,199,894. As of June 26, 2009, we had reserved for issuance an aggregate of 2,649,960 shares of common stock under the 2008 Stock Incentive Plan. As of June 26, 2009, we had options outstanding of 525,060 under our 2002 Stock Option Plan and 1,869,000 options outstanding under our 2008 Stock Incentive Plan.

The exercise price of each award of options and stock appreciation rights is set at our common stock’s closing price on the date of grant, unless the optionee owns greater than 10 percent of our common stock and is granted an incentive stock option (a stock option that is intended to qualify as an “incentive stock option” within the meaning of Section 422 of the Internal Revenue Code). The exercise price of such incentive stock option must be at least 110 percent of the fair market value of the common stock on the date of grant. Options, stock appreciation rights, restricted stock, and restricted stock units expire no later than ten years from the date of grant (five years for incentive stock options received by greater than 10 percent owners) and vest over one to five years.

There were 233,400 forfeited options during the nine months ended June 26, 2009. The weighted average exercise price of the forfeited options was $21.73 per share and the average grant date fair value was $8.61 per share. The shares underlying the forfeited options became eligible for grant under the 2008 Stock Incentive Plan.

There were 716,000 options granted during the nine months ended June 26, 2009. The weighted-average grant date fair value of options that were granted during the nine months ended June 26, 2009 was $8.57 per share. The fair value of the options granted was estimated on the date of the grant using the Black-Scholes options pricing model. The following table shows the assumptions used for the grants that occurred during the nine months ended June 26, 2009.

Nine Months Ended June 26, 2009
Expected volatility	34.9 - 49.5%
Risk free interest rate	2.47%
Forfeiture rate	3.1 - 6.1%
Dividend yield	0.0%
Expected lives	6 years

The expected volatility is established based on the historical volatility of our common stock. The risk free interest rate is determined based on the U.S. Treasury yield curve that is commensurate with the expected life of the options granted. The dividend yield is 0% based upon the decision by the Board of Directors on December 5, 2007 to cease the payment of dividends for the foreseeable future. During the first three quarters of 2009 and fiscal year 2008, we issued stock options with a 10 year term. Prior to this, our stock options had a five or six year term. Therefore, the expected lives for the stock options issued in fiscal year 2008 that have a 10 year term are based on the “simplified” method allowed by Staff Accounting Bulletin (“SAB”) No. 107, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

We have recognized $1.0 million of stock-based compensation expense in the Consolidated Statements of Operations for the three months ended June 26, 2009. We did not incur any stock-based compensation expense for the three months ended June 30, 2008. We have recognized $2.6 million and $0.4 million of stock-based compensation expense in the Consolidated Statements of Operations for the nine month periods ended June 26, 2009 and June 30, 2008, respectively.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 26, 2009

As of June 26, 2009, there was $10.6 million of unrecognized compensation expense related to remaining non-vested stock options that will be recognized over a weighted average period of 1.45 years. The total fair value of options which vested during the nine month period ending June 26, 2009 was $0.1 million.

11.	Stockholders’ Equity Transactions

Effective October 15, 2008, we established the Integral Systems, Inc. Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits pre-tax contributions by eligible employees. The maximum percentage of an employee’s contribution cannot exceed 10%. The purchase price per share at which shares are purchased under the Employee Stock Purchase Plan is 85% of the fair-market value of our common stock. A maximum of 1,800,000 shares of our common stock may be purchased under the Employee Stock Purchase Plan. During the nine months ended June 26, 2009, we have issued 44,607 shares under this plan.

12.	Business Segment and Geographical Information

During the first quarter of fiscal year 2009, we realigned our Space Communications Systems segment to include the operations of our SAT subsidiary. The signal monitoring products sold by SAT are better aligned with the product offerings of the Space Communications Systems segment. SAT was previously included in the Commercial Systems segment. Results from the SAT subsidiary for the nine months ended June 30, 2008 have been reclassified to conform to the presentation of the nine months ended June 26, 2009. The reclassification does not modify the previously reported consolidated revenue, net income or earnings per share for the nine months ended June 30, 2008. We evaluate the performance of our three operating segments based on operating income. The following is a brief description of each of the segments:

Government Systems: this segment provides ground systems products and services to the U.S. government. It is currently our largest segment in terms of revenue and consists of our core command and control business for government applications. Its primary customer is the U.S. Air Force.

Commercial Systems: this segment provides ground systems products and services to commercial enterprises and international governments and organizations. It consists of our core command and control business (our Command and Control division) for commercial applications and three of our wholly-owned subsidiaries as follows:

•

Newpoint offers an integrated suite of products primarily for commercial users, including communications satellite operators, communications satellite users, and general-purpose telecommunications companies.

•	Integral Systems Europe S.A.S. serves as the focal point for our ground systems business in Europe and Africa for command and control, signal monitoring, and network management using our products.

•

ISI Europe Limited provides antenna systems/network integration capabilities to address telemetry, tracking, and control antenna/network systems and broadcast antenna/network systems in the global markets.

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

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 26, 2009

Summarized financial information by business segment is as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2009	June 30, 2008	June 26, 2009	June 30, 2008
	(in thousands of dollars)
Revenue
Government Systems	$22,732	$23,872	$64,793	$59,422
Commercial Systems	7,001	4,419	18,673	14,136
Space Communications Systems	13,324	17,269	44,840	46,657
Elimination of intersegment sales	(3,274)	(3,398)	(7,285)	(6,389)

Total revenue	39,783	42,162	121,021	113,826

(Loss) income from operations:
Government Systems	(2,174)	3,254	624	5,232
Commercial Systems	(562)	383	(215)	1,137
Space Communications Systems	(1,086)	4,161	1,313	11,123

Total (loss) income from operations	(3,822)	7,798	1,722	17,492
Other income (expense), net	(60)	63	(125)	263

(Loss) income before income taxes	(3,882)	7,861	1,597	17,755
Income tax (benefit) provision	(2,394)	2,694	(585)	4,496

Net (loss) income	$(1,488)	$5,167	$2,182	$13,259

Asset information for our segments at June 26, 2009 and September 30, 2008 is as follows;

	June 26, 2009	September 30, 2008
	(in thousands of dollars)
Total Assets:
Government Systems	$38,884	$27,561
Commercial Systems	11,055	5,580
Space Communications Systems	82,948	92,308
Corporate Support Assets	33,659	21,754

Total assets	$166,546	$147,203

13.	Income Taxes

Our tax provision for income taxes is determined using an estimate of our annual effective tax rate for each of our legal entities in accordance with the interim reporting requirements of SFAS No. 109, “Accounting for Income Taxes,” Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” and Financial Accounting Standards Board (“FASB”) Interpretation No. 18 “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28.” Accordingly, we have estimated our annual effective tax rate for the fiscal year and applied that rate to our income before taxes in determining our tax expense for the nine months ended June 26, 2009. Non-recurring and discrete items that impact tax expense are recorded in the period incurred.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 26, 2009

FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” clarifies the accounting for income taxes by prescribing that a company should use a more-likely-than not recognition threshold based on the technical merits of the tax position taken. Tax provisions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition, and explicitly excludes income taxes from the scope of SFAS No. 5, “Accounting for Contingencies.”

During the quarter ended June 26, 2009, we settled our U.S. income tax audit for the years ended September 30, 2004 through 2006 with respect to our amended income tax returns claiming tax credits for research and development expenditures. As a result of such settlement, we received a refund of $2.3 million (including interest) and reduced our income tax liability for uncertain tax provisions by $0.8 million (including interest). As of June 26, 2009, we have recorded an income tax liability of $0.3 million (including interest) related to uncertain tax positions.

If recognized, the entire balance of unrecognized tax benefits would impact the effective tax rate. Over the next 12 months, we do not anticipate that any of the liability for unrecognized tax benefits will be reversed. We recognize interest income, interest expense, and penalties relating to tax exposures as a component of income tax expense. The amount of interest expense and penalties related to the above unrecognized tax benefits was $10 thousand, net of the federal tax benefit for the nine months ended June 26, 2009.

Included in the income tax provision for the nine months ended June 26, 2009 are tax benefits of (i) $0.7 million related to the settlement of our U.S. income tax audit for the years ending September 30, 2004 through 2006, (ii) $0.2 million related to tax return filings in the period that reflected lower tax expense than previously recorded and (iii) $0.2 million relating to research and development expenditures incurred in fiscal year 2008 and recorded in the first quarter 2009 due to a retroactive extension of the tax credit passed by Congress in October 2008. Of these amounts, $0.2 million was recorded as a discrete benefit in the first quarter 2009 and $0.9 million was recorded as a discrete benefit in the third quarter 2009. During the first quarter 2008, we recognized a $1.8 million tax credit (including interest) for research and development expenditures that were incurred in prior years. We filed amended returns associated with the tax credits.

14.	Accounting Policy Change

In accordance with SFAS No. 142, “Good-will and Other Intangible Assets”, we previously completed our annual goodwill impairment testing as of the last day of the fiscal year (including fiscal year 2008). Effective August 5, 2009, we changed the date of our annual goodwill impairment testing to the first day of the fourth quarter in order to provide additional time to quantify the fair value of our reporting units and if necessary to determine the implied fair value of goodwill. This change in timing also reduces the likelihood that the annual impairment analysis would not be completed by the filing date of our annual financial statements. In accordance with SFAS No. 142, we will also perform interim impairment testing should circumstances requiring it arise. We believe the resulting change in accounting policy related to the annual testing date will not delay, accelerate, or avoid an impairment charge. We determined that the change in accounting policy related to the annual testing date is preferable under the circumstances and does not result in adjustments to our financial statements when applied retrospectively.

15.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which became effective October 1, 2008. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurement. The standard generally is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” to delay the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 26, 2009

value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FASB Staff Position No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Management adopted SFAS No. 157 related to its financial assets and liabilities, effective October 1, 2008. The adoption did not have a material impact on our results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”), which became effective October 1, 2008. Under SFAS No. 159, a company may choose to measure certain financial instruments (e.g., assets and liabilities) and certain other items not currently subject to fair value measurement at fair value. If so elected, any unrealized gains and losses from marking those items to market will be included in earnings on an instrument-by-instrument basis, with few exceptions. We did not elect the fair value option.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” a revised version of SFAS No. 141, “Business Combinations.” The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may affect the release of our valuation allowance against prior acquisitions, if any. We will adopt SFAS 141 (R) effective September 26, 2009 and are currently evaluating the impact of adoption on our consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which changes the accounting and reporting for minority interest and requires the ownership interest in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The statement is applied prospectively as of the beginning of the fiscal year in which the statement is initially applied, except for the presentation and disclosure requirements. Presentation and disclosure requirements are to be applied retrospectively for all periods presented. We will adopt this statement on September 26, 2009. Currently, we do not have any noncontrolling (minority) interests in a subsidiary.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Currently, we do not have any derivative or hedging instruments.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which established principles and requirements for reporting subsequent events. This statement details the period after the balance sheet date during which companies should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which companies should recognize events or transactions occurring after the balance sheet date in their financial statements and the required disclosures for such events. SFAS No. 165 is effective for interim or annual reporting periods ending after June 15, 2009. The Company has evaluated subsequent events through August 5, 2009, which coincides with the issuance of its financial statements for the period ended June 26, 2009.

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

Effective with the first quarter of our fiscal year 2009, it is now our practice to close our books and records on the Friday prior to the calendar quarter-end for interim periods, to align our financial closing with our business processes. We also intend to change our fiscal year end date to the last Friday of September of each year. This change is effective beginning with the current fiscal year, resulting in our fiscal year 2009 ending on September 25, 2009. We do not believe this change materially affects the comparability of the quarters and nine month periods presented within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In accordance with SFAS No. 142, “Good-will and Other Intangible Assets”, we previously completed our annual goodwill impairment testing as of the last day of the fiscal year (including fiscal year 2008). Effective August 5, 2009, we changed the date of our annual goodwill impairment testing to the first day of the fourth quarter in order to provide additional time to quantify the fair value of our reporting units and if necessary to determine the implied fair value of goodwill. This change in timing also reduces the likelihood that the annual impairment analysis would not be completed by the filing date of our annual financial statements. In accordance with SFAS No. 142, we will also perform interim impairment testing should circumstances requiring it arise. We believe the resulting change in accounting policy related to the annual testing date will not delay, accelerate, or avoid an impairment charge. We determined that the change in accounting policy related to the annual testing date is preferable under the circumstances and does not result in adjustments to our financial statements when applied retrospectively.

This section contains forward-looking statements, all of which are based on current expectations. Our projections may not in fact be achieved and these projections do not reflect any acquisitions or divestitures that may occur in the future. Reference should be made to the various important factors identified under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, and under the heading “Risk Factors” in Item 1A of Part II of this quarterly report on Form 10-Q, any of which could cause our results of operations to differ materially. Please also refer to the section under the heading “Forward-Looking Statements” in this document.

Outlook

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

A significant portion of our revenue is derived from contracts and subcontracts funded by the U.S. government, which are subject to the budget and funding process of the U.S. government. During the first nine months of fiscal year 2009, the timing of receipt of funding increases on our existing contracts and subcontracts with the U.S. government was delayed in comparison to historical timeframes. Furthermore, the award of new contracts and subcontracts with the U.S. government has not occurred within the timeframes initially anticipated. As a result of these delays, and the substantial completion of work on several existing contracts, our backlog has declined since the end of fiscal year 2008.

Due to recent schedule delays on several large government contracts, the loss or cancellation of three government programs during the second quarter, and continued weakness in the aerospace market, the Company now expects fiscal year 2009 revenue to be approximately $160 million and net earnings to be approximately $0.15 per share. The Company previously had expected fiscal year 2009 revenue of approximately $170 million and net earnings of approximately $0.45 per share. The Company expects gross profit as a percentage of revenue for fiscal year 2009 to decline compared to fiscal year 2008 due to projected changes in the mix of lower margin services revenue versus higher margin product sales.

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

Impact of Last Year’s Accounting Restatement on Revenue in the First Nine Months of Fiscal Year 2009

In our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, we disclosed that we had restated our previously filed unaudited financial statements for the interim periods ended December 31, 2007, March 31, 2008, and June 30, 2008, to correct errors in accounting treatment largely relating to the timing of recognition of revenue between periods (the “2008 Restatement”). Additional information about the 2008 Restatement is provided in our Quarterly Report on Form 10-Q for the quarter ended March 27, 2009. As a result of the 2008 Restatement, $10.5 million in revenue and $3.9 million in gross profit were deferred from the first three quarters of fiscal year 2008 to future periods. Of the deferred revenue amounts, approximately $1.0 million was recognized in the fourth quarter of fiscal year 2008 and approximately $9.0 million was recognized in the first nine months of fiscal year 2009.

Results of Operations – Three Months Ended June 26, 2009 Compared to Three Months Ended June 30, 2008

	Three Months Ended
	June 26, 2009	June 30, 2008	Favorable (unfavorable)
	(in thousands of dollars)
		(Unaudited)
Revenue
Government Systems
Contract revenue	$22,227	$23,302	$(1,075)
Software maintenance revenue	505	570	(65)

Total Government Systems	22,732	23,872	(1,140)
Commercial Systems
Contract revenue	5,983	3,775	2,208
Software maintenance revenue	1,018	644	374

Total Commercial Systems	7,001	4,419	2,582
Space Communications Systems
Contract revenue	7,533	12,226	(4,693)
Software maintenance revenue	1,576	1,150	426
Product revenue	4,215	3,893	322

Total Space Communications Systems	13,324	17,269	(3,945)
Elimination of intersegment sales	(3,274)	(3,398)	124

Total revenue	39,783	42,162	(2,379)

Cost of revenue:
Government Systems
Contract and software maintenance cost of revenue	19,784	15,608	(4,176)
Commercial Systems
Contract and software maintenance cost of revenue	6,099	3,376	(2,723)
Space Communications Systems
Contract and software maintenance cost of revenue	6,148	7,673	1,525
Product cost of revenue	2,169	2,297	128

Total Space Communications Systems	8,317	9,970	1,653
Elimination of intersegment sales	(3,274)	(3,398)	(124)

Total cost of revenue	30,926	25,556	(5,370)

Gross profit:
Government Systems	2,948	8,264	(5,316)
Commercial Systems	902	1,043	(141)
Space Communications Systems	5,007	7,299	(2,292)

Total gross profit	8,857	16,606	(7,749)

Operating expense:
Government Systems	5,122	5,010	(112)
Commercial Systems	1,464	660	(804)
Space Communications Systems	6,093	3,138	(2,955)

Total operating expense	12,679	8,808	(3,871)

(Loss) income from operations:
Government Systems	(2,174)	3,254	(5,428)
Commercial Systems	(562)	383	(945)
Space Communications Systems	(1,086)	4,161	(5,247)

Total (loss) income from operations	(3,822)	7,798	(11,620)

Other income (expense), net	(60)	63	(123)
(Loss) income before income taxes	(3,882)	7,861	(11,743)
Income tax (benefit) provision	(2,394)	2,694	5,088

Net (loss) income	$(1,488)	$5,167	$(6,655)

Revenue

Consolidated revenue in the third quarter 2009 was $39.8 million, a decrease of $2.4 million, or 5.6%, compared to $42.2 million in the third quarter 2008. The decrease in revenue was related to the following:

Government Systems revenue was $22.7 million in the third quarter 2009, a decrease of $1.1 million, or 4.8%, compared to $23.9 million in the third quarter 2008. Contract services revenues decreased $4.8 million as a result of the near completion of work scope on a sub-contract with the United States Air Force and a civilian contract. These contracts had contributed $5.5 million of revenue in the third quarter 2008. Offsetting these decreases was an increase in contract services revenue of $3.6 million relating to an increase in work scope, the utilization of significant equipment in the performance of the work scope, and the level of effort on an existing contract with the United States Air Force.

Commercial Systems revenue was $7.0 million in the third quarter 2009, an increase of $2.6 million, or 58.4%, compared to $4.4 million in the third quarter 2008. Contract services revenue increased $3.7 million as a result of six new contracts, (two from our Command and Control division, which resulted in a $3.4 million increase, and four from Integral Systems Europe S.A.S, which resulted in an increase of $0.6 million) and an increase in contract services revenue from Newpoint of $0.5 million due to a higher volume of product shipments. Offsetting this increase was a decrease in contract services revenue of $0.8 million from our Command and Control division relating to two contracts with a customer experiencing financial difficulty. Because of our concern over collection from this customer, we did not realize any revenue with respect to these two contracts during the third quarter 2009.

Space Communications Systems revenue was $13.3 million in the third quarter 2009, a decrease of $4.0 million, or 22.8%, compared to $17.3 million in the third quarter 2008. Contract services revenue decreased by $3.0 from our RT Logic operation due to the near completion of two large contracts that had contributed $2.9 million of revenue in the third quarter 2008. In addition, contract services revenue decreased $1.7 million from SAT due to four contracts that had projects scheduled in the third quarter 2008, but were completed prior to the third quarter 2009. Product revenue increased $0.3 million from SAT and $0.3 million from RT Logic, offset by a $0.3 million decrease due to a decrease in volume of product shipments from Lumistar. Revenue from software maintenance agreements increased $0.3 million, from RT Logic and $0.1 million from SAT.

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

Gross profit was $8.9 million in the third quarter 2009, a decrease of $7.7 million, or 46.7%, compared to $16.6 million in the third quarter 2008. The decrease in gross profit in the third quarter 2009 was attributable to the following:

Government Systems gross profit was $2.9 million in the third quarter 2009, a decrease of $5.3 million, or 64.3%, compared to $8.3 million in the third quarter 2008. Gross profit decreased $3.3 million as a result of the near completion of a sub contract with the United States Air Force and two civilian contracts as of the end of the third quarter 2009. These contracts had contributed $8.6 million of gross profit in the third quarter 2008. In addition, gross profit decreased $2.1 million relating to a decrease in the level of effort on existing projects and a shift to lower margin projects relating to two contracts with the United States Air Force.

Commercial Systems gross profit was $0.9 million in the third quarter 2009, a decrease of $0.1 million, or 13.5%, compared to $1.0 million in the third quarter 2008. A decrease in gross profit from contract services of $1.6 million relates to two contracts with a customer in our Command and Control operation that is experiencing financial difficulty. Because of our concern over collection from this customer, no revenue was realized with respect to those contracts and an allowance for bad debt of $0.8 million was established during the third quarter 2009. Offsetting this decrease was an increase in contract services gross profit of $0.9 million attributable to six new contracts, as mentioned above, and $0.2 million from our Newpoint operation.

Space Communications Systems gross profit was $5.0 million in the third quarter 2009, a decrease of $2.3 million, or 31.4%, compared to $7.3 million in the third quarter 2008. Contract services gross profit decreased $1.9 million from RT Logic due to the near completion of two large contracts that had contributed $1.0 million of gross profit in the third quarter 2008 and due to a new contract with a civilian government agency that is generating a $0.2 million negative gross profit. In addition, contract services gross profit decreased $1.1 million from SAT due to four contracts that had work scope in the third quarter 2008, but were completed prior to the third quarter 2009. Gross profit from product shipments increased by $0.6 million from RT Logic due to high profit follow-on product shipments, offset by a decrease of $0.2 million from Lumistar relating to a decline in revenue. Gross profit from software maintenance agreements increased $0.3 million, from RT Logic and $0.1 million from SAT.

Operating Expenses

Operating expenses were $12.7 million in the third quarter 2009, an increase of $3.9 million, or 44.0%, compared to $8.8 million in the third quarter 2008. The increase was attributable to $1.0 million from stock based compensation as a result of stock option grants in July 2008 and May 2009, $0.9 million in higher salary and personnel-related expenses due to an increase in support and infrastructure headcount, an increase in research and development expense of $0.9 million and $0.6 million of higher professional services fees, including accounting and tax fees and professional services fees associated with infrastructure development projects and compliance related activities, offset by lower legal fees. During the third quarter 2009, our corporate headquarters moved to Columbia, MD. The facilities in Lanham, MD, the previous location of our corporate headquarters, have not been sublet, and we do not anticipate this space to be sublet before June 2010, therefore an anticipated loss of $0.5 million was recognized in the current quarter. As a result of these two locations, the facility expense increased by $0.5 million.

Operating expenses in our Government Systems segment were $5.1 million in the third quarter 2009, an increase of $0.1 million, or 2.2%, compared to $5.0 million in the third quarter 2008, due to an increase in corporate expenses, offset by lower travel expense.

Operating expenses in our Commercial Systems segment in the third quarter 2009 were $1.5 million in the third quarter 2009, an increase of $0.8 million, or 121.8%, compared to $0.7 million in the third quarter 2008. Corporate expenses were higher in the third quarter 2009 compared to the third quarter 2008 and $0.3 million was incurred relating to the establishment of Integral Systems Europe Limited in the United Kingdom.

Operating expenses in our Space Communications Systems segment were $6.1 million in the third quarter 2009, an increase of $3.0 million or 94.2%, compared to $3.1 million in the third quarter 2008. The increase was attributable to an increase in corporate expenses of $2.5 million, an increase in labor and related expense of $0.2 million relating to the integration of the satID product line that was acquired from QinetiQ Limited, in the second quarter of 2009 and $0.3 million relating to higher research and development expenses incurred in the third quarter 2009 compared to the third quarter 2008.

Income Tax Expense

We recorded an income tax benefit of $2.4 million in the third quarter 2009 and income tax expense of $2.7 million in the third quarter 2008. The tax benefit for the third quarter 2009 included discrete benefits of approximately $0.7 million related to the settlement of our U.S. income tax audit for the years ended September 30, 2004 through 2006 and $0.2 million related to tax return filings in the period that reflected lower tax expense than previously recorded. Excluding these discrete benefits, the effective tax rates for the third quarter 2009 and the third quarter 2008 were 39.0% and 37.8%, respectively. The increase in the effective tax rate excluding discrete items was due to (i) a change in the estimated forecast of pretax income for the year that impacted the overall expected effective tax rate, (ii) an increase in the tax credits for research and experimental expenditures over the prior year as the Congress had not yet extended the credit and (iii) partially offset by losses incurred in certain foreign jurisdictions in 2009 for which no tax benefit was provided. We established a valuation allowance in certain foreign jurisdictions where management believes it is not more likely than not that the deferred tax assets will be realized.

Results of Operations – Nine Months Ended June 26, 2009 Compared to Nine Months Ended June 30, 2008

	Nine Months Ended
	June 26, 2009	June 30, 2008	Favorable (unfavorable)
	(in thousands of dollars)
	(Unaudited)
Revenue
Government Systems
Contract revenue	$63,336	$58,026	$5,310
Software maintenance revenue	1,457	1,396	61

Total Government Systems	64,793	59,422	5,371
Commercial Systems
Contract revenue	16,029	12,374	3,655
Software maintenance revenue	2,644	1,762	882

Total Commercial Systems	18,673	14,136	4,537
Space Communications Systems
Contract revenue	27,626	33,652	(6,026)
Software maintenance revenue	4,433	3,260	1,173
Product revenue	12,781	9,745	3,036

Total Space Communications Systems	44,840	46,657	(1,817)
Elimination of intersegment sales	(7,285)	(6,389)	(896)

Total revenue	121,021	113,826	7,195

Cost of revenue:
Government Systems
Contract and software maintenance cost of revenue	48,509	43,263	(5,246)
Commercial Systems
Contract and software maintenance cost of revenue	15,046	10,073	(4,973)
Space Communications Systems
Contract and software maintenance cost of revenue	19,809	21,283	1,474
Product cost of revenue	6,340	5,566	(774)

Total Space Communications Systems	26,149	26,849	700
Elimination of intersegment sales	(7,285)	(6,389)	896

Total cost of revenue	82,419	73,796	(8,623)

Gross profit:
Government Systems	16,284	16,159	125
Commercial Systems	3,627	4,063	(436)
Space Communications Systems	18,691	19,808	(1,117)

Total gross profit	38,602	40,030	(1,428)

Operating expense:
Government Systems	15,660	10,927	(4,733)
Commercial Systems	3,842	2,926	(916)
Space Communications Systems	17,378	8,685	(8,693)

Total operating expense	36,880	22,538	(14,342)

Income from operations:
Government Systems	624	5,232	(4,608)
Commercial Systems	(215)	1,137	(1,352)
Space Communications Systems	1,313	11,123	(9,810)

Total income from operations	1,722	17,492	(15,770)

Other income (expense), net	(125)	263	(388)

Income before income taxes	1,597	17,755	(16,158)
Income tax (benefit) provision	(585)	4,496	5,081

Net income	$2,182	$13,259	$(11,077)

Revenue

Consolidated revenue was $121.0 million in the nine months ended June 26, 2009, an increase of $7.2 million, or 6.3%, compared to $113.8 million in the nine months ended June 30, 2008. During the nine months ended June 26, 2009, the Company identified and recorded adjustments related to prior periods that increased revenues, pre-tax income and net income by approximately $900,000, $660,000 and $425,000, respectively. The Company has concluded that these corrections are immaterial to the 2008 and 2009 annual financial statements and accordingly, retroactive adjustments to previously issued financial statements are unnecessary. The increase in revenue for the nine months ended June 26, 2009, compared to the nine months ended June 30, 2008, was related to the following:

Government Systems revenue was $64.8 million in the nine months ended June 26, 2009, an increase of $5.4 million, or 9.0%, compared to $59.4 million in the nine months ended June 30, 2008. Contract services revenue increased $8.9 million due to an increase in work scope, the utilization of significant equipment in the performance of the work scope, and the level of effort on existing contract work with the United States Air Force. During the second quarter 2009, we received a written acknowledgement from our customer on a large United States Air Force contract that they will seek additional funding for amounts that have exceeded the contract funding on this contract and accordingly, we included this amount as an increase in funding on this contract. This increase in funding plus increases in work scope resulted in an increase in revenue of $1.7 million on this contract. Offsetting these increases was a decrease in contract services revenue of $4.0 million relating to several civilian programs that have been completed or that are almost complete as of June 26, 2009 and a decrease of $1.3 million relating to a sub contract with the United States Air Force that is almost complete.

Commercial Systems revenue was $18.7 million in the nine months ended June 26, 2009, an increase of $4.5 million, or 32.1%, compared to $14.1 million in the nine months ended June 30, 2008. Contract services revenue increased as a result of new contracts from our Command and Control division, which resulted in a $6.8 million increase, and from Integral Systems Europe S.A.S, which resulted in an increase of $0.6 million. Contract services revenue from Newpoint increased $0.5 million due to a higher volume of product shipments. These increases were offset by decreases of $3.4 million relating to command and control contract services work that were completed in the nine months ended June 30, 2008 and revenue of $0.8 million from our Command and Control division relating to two contracts with a customer that is experiencing financial difficulty. Because of our concern over collection from this customer, we did not realize any revenue with respect to these two contracts during the third quarter 2009. Revenue from software maintenance agreements increased $0.5 million from our Commercial & Control division and $0.3 million from Newpoint.

Space Communications Systems revenue was $44.8 million in the nine months ended June 26, 2009, a decrease of $1.8 million, or 3.9%, compared to $46.7 million in the nine months ended June 30, 2008. Contract services revenue decrease by $4.2 from our RT Logic operation due to the near completion of two large contracts that had contributed a significant amount of revenue during 2008. In addition, contract services revenue decreased $1.8 million from SAT due to four contracts that had work scope in the nine months ended June 30, 2008, but were completed during the nine months ended June 26, 2009. Product revenue increased $3.7 million from RT Logic and $0.3 from SAT due to an increase in volume of product shipments, offset by a decrease of $0.9 million from Lumistar due to decline in the commercial aircraft industry market as a result of the economy. Revenue from software maintenance agreements increased $0.9 million, primarily from RT Logic and $0.3 million from SAT.

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

Gross profit was $38.6 million in the nine months ended June 26, 2009, a decrease of $1.4 million, or 3.6%, compared to $40.0 million in the nine months ended June 30, 2008. The decrease in gross profit in the nine months ended June 26, 2009 was attributable to our Space Communications Systems and Commercial Systems segments.

Government Systems gross profit was $16.3 million in the nine months ended June 26, 2009, an increase of $0.1 million, or 0.8%, compared to $16.2 million in the nine months ended June 30, 2008. Contract services gross profit increased $1.7 million due to the large United States Air Force contract noted above, for which an increase in revenue was realized relating to an increase in work scope and an increase in the funding amount on this contract for certain work, and $1.1 million relating to increases in work scope and level of effort on existing contract work with the United States Air Force. Offsetting this increase was a decrease of $2.3 million relating to three civilian programs that are almost complete and $0.5 million from the near completion of work scope on a sub contract with the United States Air Force.

Commercial Systems gross profit was $3.6 million in the nine months ended June 26, 2009, a decrease of $0.4 million, or 10.7%, compared to $4.1 million in the nine months ended June 30, 2008. A decrease in gross profit from contract services of $1.6 million relates to two contracts with a customer in our Command and Control division that is experiencing financial difficulty. Because of our concern over collection from this customer, no revenue was realized with respect to those contracts and an allowance for bad debt of $0.8 million was established during the third quarter 2009. In addition, gross profit decreased $0.6 million from our Newpoint operation, which is attributable to higher overhead support costs relating to product development and new business development. Offsetting this decrease was an increase in contract services gross profit of $0.8 million attributable to six new contracts, as mentioned above. Gross profit from software maintenance agreements increased $0.5 million from the Command and Control division and $0.3 million from Integral Systems Europe S.A.S.

Space Communications Systems gross profit was $18.7 million in the nine months ended June 26, 2009, a decrease of $1.1 million, or 5.6%, compared to $19.8 million in the nine months ended June 30, 2008. Contract services gross profit decreased $2.9 million from SAT due to four contracts that had work scope during the nine months ended June 30, 2008, but were completed during the nine months ended June 26, 2009, costs relating to the replacement of equipment on a contract for which work had previously been completed and higher overhead support costs. In addition, contract services gross profit decreased $1.3 million from RT Logic due to the near completion of two large contracts that had contributed a significant amount of gross profit in 2008 and due to a new contract with a civilian government agency that is generating a $0.3 million negative gross profit. Gross profit from product shipments increased by $2.7 million from RT Logic due to an increase in volume of product shipments and high profit follow-on product shipments, offset by a decrease of $0.3 million from Lumistar relating to the decline in revenue. Gross profit from software maintenance agreements increased $0.9 million, from RT Logic and $0.3 million from SAT.

Operating Expenses

Operating expenses were $36.9 million in the nine months ended June 26, 2009, an increase of $14.3 million, or 63.6%, compared to $22.5 million in the nine months ended June 30, 2008. The increase was attributable to higher professional services fees of $5.1 million, including accounting fees related to the 2008 audit, legal fees, and professional services fees associated with infrastructure development projects and compliance related activities, $4.5 million in higher salary and personnel-related expenses due to an increase in support and infrastructure headcount, and an increase in research and development expense of $0.9 million. In addition, stock-based compensation, increased $1.9 million. During the second quarter 2009, we incurred $0.7 million in severance restructuring expense relating to personnel actions taken in March 2009. During the third quarter 2009, our corporate headquarters moved to Columbia, MD. The facilities in Lanham, MD, the previous location of our corporate headquarters, have not been sublet. We anticipate that we will be able to sublease the two Lanham, MD facilities by June 2010, therefore an anticipated loss of $0.5 million was recognized for the approximate 12 month period of vacancy. As a result of our maintaining these two locations, facility expense increased by $0.5 million.

Operating expenses in our Government Systems segment were $15.7 million in the nine months ended June 26, 2009, an increase of $4.7 million, or 43.3%, compared to $10.9 million in the nine months ended June 30, 2008, due to an increase in corporate expenses and severance expense.

Operating expenses in our Commercial Systems segment were $3.8 million in the nine months ended June 26, 2009, an increase of $0.9 million, or 31.3%, compared to $2.9 million in the nine months ended June 30, 2008. Corporate expenses were higher in the nine months ended June 26, 2009 compared to the nine months ended June 30, 2008 and $0.4 million was incurred relating to the establishment of Integral Systems Europe Limited in the United Kingdom, which was offset by a decrease in our Newpoint operating expenses in the nine months ended June 26, 2009 compared to the nine months ended June 30, 2008.

Operating expenses in our Space Communications Systems segment were $17.4 million in the nine months ended June 26, 2009, an increase of $8.7 million, or 100.0%, compared to $8.7 million in the nine months ended June 30, 2008. The increase was attributable to an increase in corporate expenses of $7.9 million and an increase in headcount, which resulted in an increase of salary and related expenses of $0.7 million, and $0.4 million relating to research and development efforts.

Income Tax Expense

We recorded an income tax benefit of $0.6 million in the nine months ended June 26, 2009 and income tax expense of $4.5 million in the nine months ended June 30, 2008. Included in the nine months ended June 26, 2009 are discrete benefits of approximately (i) $0.7 million related to the settlement of our U.S. income tax audit for the years ended September 30, 2004 through 2006, (ii) $0.2 million related to tax returns filings in the period that reflected lower tax expense than previously recorded and (iii) $0.2 million relating to research and development tax credit for expenditures incurred in fiscal year 2008. This credit was recognized in the first quarter 2009 due to a retroactive extension of the tax credit passed by Congress in October 2008. Included in the nine months ended June 30, 2008 income tax expense was a $1.8 million tax credit for research and development expenditures that were incurred in prior years and other discrete benefits of $0.3 million. The effective tax rates, excluding these discrete benefits, for the nine months ended June 26, 2009 and the nine months ended June 30, 2008 were 32.0% and 37.2%, respectively. The decrease in the effective tax rate excluding discrete items was due to (i) a decrease in the forecasted pre-tax income for the fiscal year 2009 that impacted the overall expected effective tax rate, (ii) an increase in the tax credits for research and experimental expenditures over the prior year as the Congress had not yet extended the credit and (iii) partially offset by losses incurred in certain foreign jurisdictions in 2009 for which no tax benefit was provided. We established a valuation allowance in certain foreign jurisdictions where management believes it is not more likely than not that the deferred tax assets will be realized.

Backlog

We ended the nine months ended June 26, 2009 with a backlog of approximately $174.9 million as compared to $221.4 million at the end of fiscal year 2008. A significant portion of this backlog relates to our Government Systems segment. Our Government Systems contracts are typically larger in terms of contract value and extend for longer periods of time than our Commercial Systems and Space Communications Systems contracts. Because our Commercial Systems and Space Communications Systems contracts are typically smaller in dollar volume and shorter in duration, they generally do not have a significant effect on backlog. Many of our contracts are multi-year contracts and contracts with option years, and portions of these contracts are carried forward from one year to the next as part of our contract backlog. A significant portion of our revenue is derived from contracts and subcontracts funded by the U.S. government and is subject to the budget and funding process of the U.S. government. During the first nine months of fiscal year 2009, the timing of receipt of funding increases on our existing contracts and subcontracts with the U.S. government was delayed in comparison to historical timeframes. Furthermore, the award of new contracts and subcontracts with the U.S. government has not occurred within the timeframes initially anticipated. As a result of these delays, and the substantial completion of work on several existing contracts, our backlog has declined since the end of fiscal year 2008. Our total contract backlog represents management’s estimate of the aggregate unearned revenues expected to be earned by us over the life of all of our contracts, including option periods. Because many factors affect the scheduling of projects, we cannot predict when revenues will be realized on projects included in our backlog. In addition, although contract backlog represents only business where we have written agreements with our customers, it is possible that cancellations or scope adjustments may occur.

Liquidity and Capital Resources

We have been routinely profitable on an annual basis and have generally financed our working capital needs through funds generated from income from operations, supplemented by borrowings under our general line of credit facility with a commercial bank when necessary.

For the nine months ended June 26, 2009, operating activities used $13.9 million of cash, as a result of increases in unbilled revenue, inventory, and prepaid and other current asset balances and a decrease in deferred revenue, accounts payable and accrued expense balances, offset by a decrease in deferred contract costs and accounts receivable balances and due to depreciation and amortization, stock-based compensation, and net income. During the nine months ended June 26, 2009, we invested $10.9 million to acquire the satID product line from QinetiQ Limited and $4.1 million to purchase fixed assets (principally leasehold improvements, furniture, and new computers and equipment). We received proceeds of $12.5 million from the sale of the building and land that was owned by RT Logic. Concurrent with the sale, the building was leased for a 12 year term. During the nine months ended June 26, 2009, we borrowed $17.8 million under our line of credit that we used to acquire the satID product line unit and to fund our operating activities. We used the net proceeds of $12.0 million from the sale of the building and land to repay a portion of these borrowings. We received $0.1 million in proceeds from the issuance of common stock from the exercise of stock options.

For the nine months ended June 30, 2008, operating activities provided us $5.9 million of cash primarily as a result of net income, an increase in accrued expense, and depreciation and amortization, offset by a decrease in deferred contract costs and accounts payable and increases in income tax receivable and accounts receivable. During the nine months ended June 30, 2008, we used $3.1 million in investing activities related to the purchase of fixed assets (principally leasehold improvements and new computers and equipment). During the nine months ended June 30, 2008, our financing activities included the use of $23.5 million in cash to repurchase our common stock and we received $4.7 million in proceeds from the issuance of common stock from the exercise of stock options.

Unbilled revenue was $43.3 million as of June 26, 2009, of which $31.8 million is expected to be collected in the next 12 months. As of June 26, 2009, unbilled revenue that is not expected to be collected within the next 12 months in the amount of $11.5 million, is included in other assets in our consolidated balance sheet. Revenue from our Government Systems cost-plus contracts are driven by pricing based on costs incurred to perform services under contracts with the U.S. government. Cost-based pricing is determined under the Federal Acquisition Regulation, which provides guidance on the types of costs that are allowable in establishing prices for goods and services and allowability and allocability of costs to contracts under U.S. government contracts. Allocable costs are billed to the U.S. government based upon approved billing rates. We have incurred allocable costs we believe are allowable and reimbursable under our cost-plus-fee contracts that are higher than the approved billing rates. The unbilled revenues that are not expected to be collected within one year relate to the difference between the incurred allocable costs and the amount based on the approved billing rates for costs incurred during the third and fourth fiscal year 2008 quarters and during the nine months ended June 26, 2009. If we receive approval for our actual incurred allocable costs, we will be able to bill these amounts.

We have a line of credit agreement, which permits unsecured borrowing of up to $25.0 million, including a sub-facility of $10 million for the issuance of letters of credit. Any borrowings under the facility will accrue interest at the one-month London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 1.25% to 2.25% depending on our ratio of funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”). We are required to pay a quarterly fee on the undrawn amount of the facility, at a rate of 0.20% to 0.25% per annum, depending on our ratio of funded debt to EBITDA. The credit agreement has certain financial covenants, including the maintenance of a maximum ratio of funded debt to EBITDA of 2.5 to 1.0 and a minimum fixed charge coverage ratio of 1.25 to 1, and expires on December 31, 2010. The credit agreement contains customary covenants, including affirmative covenants that require, among other things, certain financial reporting by us, and negative covenants that, among other things, restrict our ability to incur additional indebtedness, incur encumbrances on assets, reorganize, consolidate or merge with any other company, and make acquisitions and stock repurchases. The credit agreement also contains customary events of default, including a cross-default to other indebtedness by us. Failure by us to comply with such covenants, or the occurrence of any other event of default, could result in the acceleration of any loans or other financial obligations of ours under the credit agreement and the termination of the facility. The availability of loans and letters of credit under the facility is subject to customary conditions, including the material accuracy of certain representations and warranties by us and to no default continuing under the credit agreement. As of June 26, 2009, we had outstanding borrowings of $5.8 million on the line of credit and $2.3 million on the sub-facility for the issuance of letters of credit.

On June 6, 2008, we entered into a material lease agreement for newly leased property located at 6721 Columbia Gateway Drive in Columbia, Maryland, which is now our new corporate headquarters. We relocated our corporate headquarters from its previous location at 5000 Philadelphia Way, Lanham, Maryland, in May 2009. The lease term is for 11 years; the facility is approximately 131,450 square feet and has an initial $28 per square foot annual lease cost, with annual escalations of approximately 2.75% to 3.00%. We are entitled to $7.4 million in allowances for costs to build out this facility to our specifications and we will receive $2.1 million in incentives, which approximates the rent obligation for our Lanham, Maryland facility for two years. These lease incentives will be amortized as a reduction of rental expense over the lease term. As a result of moving to our new headquarters, we have vacated substantially all of our leased space in Lanham, MD and we anticipate vacating from the remaining leased space by December 31, 2009. We estimate that we will be able to sublease the two facilities in Lanham, MD by June 2010. We have recorded an anticipated loss of $0.5 million related to the vacated leased space in Lanham, MD which is reflected in our Consolidated Statement of Operations for the three-month period ended June 26, 2009. Additionally, we have accelerated depreciation on furniture and fixtures associated with the abandoned leased space of approximately $0.2 million during fiscal year 2009. In determining our liability related to excess facility costs, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates will be reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants and may result in revisions to the liability.

On January 21, 2009, we signed a master lease agreement and progress payment agreement for a capital equipment lease facility (the “facility”) with Banc of America Leasing & Capital, LLC (“BALC”). Under the facility, we may borrow up to $7.0 million for the purchase of new furniture, fixtures and equipment (the “new assets”). Initially, under the progress payment agreement, BALC will advance funding for the new assets. No principal payments will be due on such borrowings, and interest will accrue at one-month LIBOR, plus 1.5%, payable monthly in arrears. As of June 26, 2009, BALC had advanced $5.4 million under the progress payment agreement, which was used to purchase furniture, fixtures, and equipment for the new corporate headquarters in Columbia, MD and equipment for our other facilities. Upon final payment for the new assets, the short-term funding under the progress payment agreement will be replaced by capital leases under the master lease agreement. We have classified $2.5 million of amounts due under the progress payment agreement as long-term due to the conversion to a capital lease subsequent to June 26, 2009. Although we anticipate the remaining amounts due under the progress payment will be converted into a capital lease, a portion of which will be long term, we have presented such amounts as current in the June 26, 2009 balance sheet as the amount that will be long-term is not known. The lease term will be 72 months from the lease commencement date, with monthly rent payments (representing the payment of principal and interest on the borrowed amount) calculated based on a lease rate factor as defined under the facility. The lease rate factor will be based on the three-year swap index as quoted in the Bloomberg Daily Summaries as of the lease commencement date.

On June 26, 2009, we sold the land and building located at 12515 Academy Ridge View, Colorado Springs, Colorado to COPT Academy Ridge, LLC (“COPT”) for $12.5 million pursuant to a purchase and sale agreement (the “Sale Agreement”) by and between our wholly-owned subsidiary, Real Time Logic, Inc. (“RT Logic”) and COPT. At the same time, RT Logic entered into a Lease Agreement (the “Lease Agreement”) with COPT to lease this building for a 12 year term with an option to extend this term for an additional five years. The 60,714 square foot building is utilized by RT Logic. The Lease Agreement provides for an initial rent of $16.75 per square foot per annum, with periodic rent escalations. RT Logic’s obligations under the Lease Agreement are guaranteed by Integral Systems, Inc.

The sale of the land and building qualifies as a ‘sale’ as that term is defined Financial Accounting Standards Board Statement No. 66, Accounting for Sales of Real Estate. Additionally, the subsequent leaseback of the building qualifies as normal leaseback as defined in Financial Accounting Standards Board’s Statement No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases—an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11. Therefore, we deferred the gain on the sale, of approximately $700,000, and we will amortize the gain into revenue in proportion with the monthly rentals over the term of the lease.

We currently anticipate that our current cash balances, amounts available under our line of credit and capital equipment lease facility, and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended September 30, 2008. As of June 26, 2009, virtually all of our contracts were denominated in U.S. dollars, and we did not have any outstanding hedge agreements. Our exposures to market risk have not changed materially since September 30, 2008. We have $5.8 million in outstanding borrowings under our line of credit and $2.3 million in outstanding borrowings under our sub-facility as of June 26, 2009. In addition, we had borrowings of $5.4 million under the master lease agreement and progress payment agreement for a capital lease facility as of June 26, 2009. Our market risk exposure primarily relates to changes in interest rates, principally in the United States. A hypothetical interest rate change of 1% on our bank credit facility and the master lease agreement for the nine months ended June 26, 2009 would have changed interest expense by approximately $74 thousand.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of June 26, 2009, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were not effective as of June 26, 2009 to provide reasonable assurance that information required to be disclosed by us, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure because of the material weaknesses in internal control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Changes in Internal Control over Financial Reporting

Management has reviewed and evaluated its internal controls procedures and the design of those procedures relating to revenue recognition and accounting processes in light of the material weaknesses in those areas that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. In order to remediate such material weaknesses, management is taking or has taken the following actions:

•	Actions taken:

•	Established a new “Controller, Project Services” position;

•	Hired two experienced revenue recognition personnel; and

•	Established a quarterly revenue review meeting and discussion for each major program

•	Actions still in-process:

•	Continue to provide formal training for existing staff;

•	Prepare comprehensive revenue recognition checklists and documentation at the onset of each contract;

•	Review revenue with project managers on a quarterly basis;

•	Establish a policy for accounting and project managers to approve revenue memoranda and calculations;

•	Establish documented accounting policies and procedures;

•	Establish quarterly revenue recognition review meetings with the Company’s Chief Financial Officer and Controller; and

•	Conduct reviews of compliance programs.

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

For a discussion of legal proceedings, please see the information under “Litigation, Claims and Assessments” in Note 9 to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

A description of our risk factors can be found in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2008, as well as discussed below. There were no material changes to those risk factors during the nine months ended June 29, 2009, other than the following updates.

•

We are experiencing delays in the timeframes in which funding increases on our existing contracts and subcontracts with the U.S. government are approved, and in which new contracts with the U.S. government are awarded.

A significant portion of our revenue is derived from contracts and subcontracts funded by the U.S. government and is subject to the budget and funding process of the U.S. government. During the first nine months of fiscal 2009, the timing of receipt of funding increases on our existing contracts and subcontracts with the U.S. government was delayed in comparison to historical timeframes. Furthermore, the award of new contracts and subcontracts with the U.S. government has not occurred within the timeframes initially anticipated. As a result of these delays and the substantial completion of work on several existing contracts, our backlog has declined since the end of fiscal year 2008. Delays in the authorization of funding for our existing contracts and subcontracts funded by the U.S. government, and delays in the award of new contracts and subcontracts, could have a material adverse effect on our business, financial condition and results of operations.

•	The new federal administration may continue to reduce aerospace and defense spending, which could adversely affect our business.

Defense spending has been reduced since the new federal administration took office in January 2009. If defense spending continues to be reduced, our existing contracts or our ability to win additional defense contracts could be affected, which could have a material adverse effect on our business, financial condition, or results of operations.

•	Financial difficulties experienced by our commercial customers can adversely affect our ability to collect payments on our commercial contracts.

Many companies are experiencing financial difficulty in the current economic environment. We are experiencing delays in the receipt of payment from some of our contracts. One of our commercial customers recently declared bankruptcy, which caused us to establish a bad debt reserve of $0.8 million and not recognize revenue for work performed during the third quarter of 2009, for this customer. Other customers may experience financial difficulty, which could adversely affect our ability to collect payment on our commercial contracts. Delays in payments can adversely affect our cash flows and our results of operations. In addition, if commercial customers become unable to pay us, non-payments could exceed our allowance for doubtful accounts, which is based on our best estimate of the amount of probable credit losses. If that occurs, our business, financial condition and results of operations could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Financial Statement Schedules

In reviewing the agreements included or incorporated by reference as exhibits to this Quarterly Report on Form 10-Q, it is important to note that they are included to provide investors with information regarding their terms, and are not intended to provide any other factual or disclosure information about Integral Systems, Inc. or the other parties to the agreements. The agreements contain representations and warranties made by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement, and were not intended to be and should not be relied upon by stockholders of the Company; should not be treated as categorical statements of fact, but rather as a way of allocating risk between the parties; have in some cases been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; may apply standards of materiality in a way that is different from what may be material to investors; and were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Integral Systems, Inc. may be found elsewhere in this Quarterly Report on Form 10-Q and our other public filings with the Securities and Exchange Commission (the “Commission” or “SEC”), which are available without charge through the SEC’s website at http://www.sec.gov.

Index to Exhibits

3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006, as supplemented by Articles Supplementary of the Company dated February 12, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Commission on May 10, 2007), as amended by the Articles of Amendment dated February 26, 2009 and effective April 29, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2009, filed with the Commission on May 6, 2009.

3.2	Amended and Restated By-laws of the Company, as amended by Amendments No. 1, 2, 3 and 4 to the Amended and Restated By-laws of Integral Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 20, 2007).

10.1+	Second Amendment to the Employment Agreement between William M. Bambarger and the Company, Dated May 8, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 14, 2009).

10.2	Purchase and Sale Agreement between Real Time Logic, Inc. and COPT Academy Ridge, LLC, dated June 26, 2009 (Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2009).

10.3	Lease Agreement between Real Time Logic, Inc. and COPT Academy Ridge, LLC, dated June 26, 2009 (Incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2009).

18.1	Letter re: change in accounting principle

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 5, 2009.

INTEGRAL SYSTEMS, INC.

By:	/s/ WILLIAM M. BAMBARGER, JR.
William M. Bambarger, Jr. Chief Financial Officer and Treasurer, Principal Accounting Officer

By:	/s/ HEMI G. LEE-GALLAGHER
Hemi G. Lee-Gallagher Vice President and Corporate Controller

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006, as supplemented by Articles Supplementary of the Company dated February 12, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Commission on May 10, 2007), as amended by the Articles of Amendment dated February 26, 2009 and effective April 29, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2009, filed with the Commission on May 6, 2009.

3.2	Amended and Restated By-laws of the Company, as amended by Amendments No. 1, 2, 3 and 4 to the Amended and Restated By-laws of Integral Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 20, 2007).

10.1+	Second Amendment to the Employment Agreement between William M. Bambarger and the Company, Dated May 8, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 14, 2009).

10.2	Purchase and Sale Agreement between Real Time Logic, Inc. and COPT Academy Ridge, LLC, dated June 26, 2009 (Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2009).

10.3	Lease Agreement between Real Time Logic, Inc. and COPT Academy Ridge, LLC, dated June 26, 2009 (Incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2009).

18.1	Letter re: change in accounting principle

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management or compensatory plan or arrangement.