Form 10-K
period 2009-09-25
INTEGRAL SYSTEMS INC /MD/
filed 2009-12-09
CIK 718130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 2009

or

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

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on March 27, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ National Market System, was approximately $145.3 million. Shares of common stock held by each officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This amount is provided only for purposes of this report on Form 10-K and does not represent an admission by the registrant or any such person as to the status of such person.

As of December 2, 2009, the registrant had issued and outstanding 17,363,537 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed within 120 days after the registrant’s fiscal year ended September 25, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Forward-Looking Statements

Certain of the statements contained in the Business section and in other parts of this Annual Report on Form10-K, including “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including those under the headings “Fiscal Year 2010 Outlook” and “Liquidity and Capital Resources”, are forward looking. In addition, from time to time, Integral Systems, Inc., a Maryland corporation (the “Company”, “we”, “us”, “our”), may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “believe”, “expect”, “anticipate”, “estimate”, “continue”, or other similar words, including but not limited to statements as to the intent, belief, or current expectations of the Company and its directors, officers, and management with respect to our future operations, performance, positions or statements which contain other forward-looking information. These forward-looking statements are predictions. The future results indicated, whether expressed or implied, may not be achieved. Our actual results may differ significantly from the results discussed in the forward-looking statements. While we believe that these statements are and will be accurate, a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our statements. Our business is dependent upon general economic conditions and upon various conditions specific to us and to our industry and future trends cannot be predicted with certainty. Particular risks and uncertainties that may affect our business, other than those described elsewhere herein, include the risk factors described in “Item 1A. Risk Factors.” When considering the forward-looking statements in this Form 10-K, you should keep in mind the risk factors and other cautionary statements set forth herein.

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

•

Our contracts and subcontracts that are funded by the U.S. government are subject to U.S. government regulations and audits, which include the acceptance of our reimbursable rates relating to fringe benefits, overhead, and selling, general and administrative expenses.

•

Performance of some of our U.S. government contracts may require certain security clearances and some of our contracts are subject to security classification restrictions, which we may not be able to obtain.

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

•	We enter into fixed-price contracts that could subject us to losses in the event that we have cost overruns.

•	Financial difficulties experienced by our commercial customers may adversely affect our ability to collect payments on our commercial contracts.

•	Our commercial contracts are subject to competition, strict performance obligations and other contractual requirements.

•	Intense competition in the satellite ground system industry could affect our future financial performance.

•	The federal government may continue to reduce aerospace and defense spending which could adversely affect our business.

•	We are subject to risks associated with our strategy of acquiring other companies.

•	We may be exposed to product liability or related claims with respect to our products.

•	Our products may become obsolete due to rapid technological change in the satellite industry.

•	Our international business exposes us to risks relating to increased regulation and political or economic instability in foreign markets.

•	Our business is dependent on the availability of certain components and raw materials that we buy from suppliers.

•	We depend upon attracting and retaining a highly skilled professional staff and the service of our key personnel.

•	We depend upon our intellectual property rights and risk having our rights infringed.

•	The estimated backlog under our contracts is not necessarily indicative of revenues that will actually be realized under those contracts.

•

Government audits of our contracts could result in a material charge to our earnings and have a negative effect on our cash position following an audit adjustment, and therefore the market price of our common stock may be volatile.

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

•	The global financial economy may impact our business and financial condition in ways that we currently cannot predict.

PART I

ITEM 1.	BUSINESS

Company Overview

Integral Systems, Inc., a Maryland corporation, provides complex solutions for satellite command and control, integration and test, data processing, signals analysis, interference detection and geolocation, and flight simulation. We design, develop, and integrate sophisticated solutions and provide services related to satellite ground systems and other communications and networking equipment. We believe that our integration capability is unique, as we have developed and own many of the key technologies used in our solutions. By controlling these pivotal technologies, we believe that we are able to provide solutions at significantly lower risk, lower cost, and on accelerated delivery schedules as compared to our competitors. Since our founding in 1982, we have supported more than 200 different satellite missions for both commercial and government customers who perform communications, science, meteorology, and earth resource applications and our systems are utilized worldwide. Integral Systems’ leading edge technologies, algorithms, and integration processes are based on a commercial model that we have used to bring efficiencies into the government market, which is now our largest source of revenue. We believe that our blend of commercial and government customers, mature systems integration methodologies, and mix of software and hardware products positions us for sustained growth.

We are organized and report financially in three operating segments: Government Systems, Commercial Systems and Space Communications Systems. Effective October 1, 2008, we realigned our Space Communications Systems segment to include the operations of our SAT subsidiary. The signal monitoring products sold by SAT are better aligned with the product offerings of the Space Communications Systems segment than in the Commercial Systems segment, where SAT was previously included. Results from the SAT subsidiary for the fiscal year ended September 30, 2008 have been reclassified to conform to the presentation of the twelve months ended September 25, 2009. The reclassification does not modify the previously reported consolidated revenue, net income or earnings per share for the fiscal year ended September 30, 2008. We evaluate the performance of our three operating segments based on operating income.

Government Systems – this segment provides ground systems products and services to the U.S. government. It is currently our largest segment in terms of revenue and consists of our core command and control business, interference detection and geolocation systems, and related services for government applications. Its primary customer is the U.S. Air Force.

Commercial Systems – this segment provides ground systems products and services to commercial enterprises and international governments and organizations. It consists of our core command and control business for commercial applications and three of our wholly owned subsidiaries as follows:

•

Newpoint Technologies offers an integrated suite of monitor and control and network management products to manage communications infrastructure—including satellite, terrestrial, internet, and broadcast customers.

•

Integral Systems Europe S.A.S. serves as the focal point for our ground systems business in Europe, the Middle East, and Africa for command and control, signal monitoring, interference detection and geolocation, and network management using the Integral Systems family of products.

•

Integral Systems Europe Limited provides antenna systems and network integration capabilities to address telemetry, tracking, and control and earth systems integration for antenna and network systems and broadcast antenna and network systems in the global markets.

Space Communications Systems – this segment includes our wholly-owned subsidiaries RT Logic, Lumistar, and SAT Corporation.

•

RT Logic designs and builds satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories, and range operations.

•	Lumistar provides box-level and board-level telemetry products.

•	SAT Corporation offers a range of software products and turnkey systems for monitoring and detecting interference on satellite signals and terrestrial communications.

On February 20, 2009, we acquired the intellectual property and other net assets of the satID product line from U.K.-based QinetiQ Limited. Satellite operators around the world use satID to geolocate the source of satellite interference, jamming, and unauthorized use to ensure quality of satellite service. The satID product is integrated with Integral Systems’ Telemetrix®, Compass®, and Monics® products to provide a fully integrated capability to detect, characterize, and geolocate the source of satellite uplink communication signals with applications in commercial, military, government, and intelligence markets. The satID product is fully integrated into the Space Communication Systems segment.

Our structure allows us to address a wide variety of customer needs from complete turn-key installations to targeted technology insertions into existing systems. This provides us with the ability to capture margins at each point in the value chain – from products to solutions to systems – driving a consolidated margin that we believe is higher than traditional system integrators. Please see “Item 8. Financial Statements and Supplementary Data” for additional information on our business segments.

During the first quarter of fiscal year 2010, we realigned all three of our segments to capture our Newpoint subsidiary in the Space Communications Systems segment, which has been renamed the Product Group segment. The Commercial Systems segment has been renamed the Civil and Commercial segment and now includes the operation that performs work with U.S. government civilian agencies. This operation was previously included in the Government Systems segment. The Government Systems segment has been renamed the Military and Intelligence segment.

Industry Background

Our revenues are derived primarily from customers in the aerospace and defense industry, particularly the Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (“C4ISR”) market, and to a lesser extent, customers in other industries such as telecommunications and media. The aerospace and defense community is comprised of major government operations (including defense, civil, and homeland security) and large-scale commercial operators including satellite operators, communications companies, and other media companies. The C4ISR market primarily services the Department of Defense (“DoD”), the intelligence community, and other governmental agencies by providing complex, networked, mission-critical systems enabling command and control of data collection, analysis and dissemination from multiple sources as well as managing key tactical communications and decision support systems. While overall defense spending is expected to grow at a slower rate than in previous administrations, we believe that the C4ISR market, and our role within it will continue to see funding priority resulting in stable or moderate growth in the marketplace. We believe that these programs, integrating advanced electronics and software to enhance the capabilities of current systems and provide the integration of multiple sensor and battle management platforms will continue to be required as the U.S. defense budget continues to respond to the current and future security environment.

The space-related market continues to grow. According to The Space Report 2009: The Authoritative Guide to Global Space Activity, published by the Space Foundation, estimated global space-related revenue from government and private sources exceeded $257 billion in 2008, reflecting approximately a 2% growth over 2007. We provide products, systems, and services to address the infrastructure needs of this market, primarily for ground stations and terrestrial equipment. The estimated global ground station and equipment revenue market exceeded $74 billion in 2008 according to that report. Our commercially available products are at the core of all of the systems that we provide to this market. Our software and hardware products have led the way in driving down the acquisition and support costs for the systems that we deliver. We believe that we are well positioned to expand our product and service offerings into other areas of the satellite ground systems infrastructure.

Our Solutions

Our satellite ground systems products, systems, and services include low-cost, efficient, flexible satellite operations systems, signal monitoring systems, network management systems, and radio frequency (“RF”) to Ethernet signal processing equipment and systems. The principal characteristics of our approach are as follows:

Product Based Approach. We have developed and maintain a comprehensive suite of commercially available products to address the satellite ground systems infrastructure market. We sell those products to systems integrators and end users. These products also provide the core around which we build all of our systems. As necessary, we further enhance or tailor our core products to provide additional capability to meet our customers’ unique requirements. Our hardware products are almost all software defined, field programmable gate array (“FPGA”) based products that can be customized through FPGA firmware development (firmware is a combination of software and hardware combined in a hardware product). Our software products have an Application Programming Interface (“API”) that allows mission-unique features to be added to the system to satisfy any remaining requirements for the delivered system. We believe that this approach allows an initial capability to be implemented rapidly, reducing risk and cost for our customers, and allowing system requirements to be fulfilled with minimum custom software development. We also offer our customers software support on our software products.

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

Software Defined Signal Processing Systems. Our signal processing systems provide a wide range of processing functions for satellite, flight-test and launch range customers by utilizing FPGA based algorithms. These include modulation/demodulation, mission telemetry processing, commanding, ranging, signal monitoring and channel simulation. Similarly our network-based solutions provide signals over IP (“SIGoIP”), multiplexing, switching and remote site interoperability. Algorithms used for data processing include decoding, synchronization, formatting, digital/analog recording and playback, and cryptographic device interoperability. We believe that our ability to tailor these software defined products allows for rapid, low risk/cost delivery to customers. We also believe that the modular nature of these products enables our ability to provide a complete solution for a new ground station or a targeted upgrade of existing infrastructure. Further, we believe that our customers benefit from low life-cycle cost as fielded algorithms are easily modified to meet future mission changes.

Network Management Systems. We offer complete solutions for managing and controlling ground station and hybrid network equipment. Our hardware element managers interface directly with ground processing and network equipment to gather status information and provide the channel for controlling the equipment. The element managers are controlled by our network management software which provides graphical representations of the ground and hybrid networks to show the status of equipment and communication links. Our network management systems are used in satellite ground stations, media broadcast stations, telecommunication networks, and oil and gas pipeline monitoring.

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

Systems Integration and Processes. We have the products and engineering expertise to rapidly deliver a turnkey system or efficiently integrate a ground system solution that meets our customer requirements. Our experience with the complete Integral Systems, Inc suite of products enables us to efficiently assemble ground system solutions. Our knowledge of ground system hardware and software components along with our comprehensive suite of products enables us to tailor, upgrade, or develop capabilities from the nominal ground system out to the complex, unique ground system. As an added benefit of using our products, we are able to sustain product currency to keep pace with technology which ensures that our products are easily integrated, are proven, and are supportable as a system. We have extensive software development expertise, satellite procedure development expertise, RF systems engineering expertise, and testing expertise to support our ability to deliver turnkey systems. We also have proven government programs expertise to include program planning and control, program management expertise, management processes, Earned Value Management System (“EVMS”) capability, Capability Maturity Model Integration (“CMMI”) Level 3 certification in our Government Systems group, and technical development processes along with secure facilities and cleared employees that enable us to effectively perform programs for the U.S. government.

Our Strategy

We provide satellite command and control systems, signal monitoring systems, and satellite signal processing systems for a wide variety of satellites and range systems. We intend to continue growing and integrating these core lines of business. Simultaneously, we are investing in new business and technology development and looking for potential future acquisitions to add additional growth capacity for government classified programs, and other communications, control, and telemetry programs. Primary elements of our strategy include:

Commercial Product-Based Solutions. Our strategy is to develop, acquire, or partner with other companies to develop commercial products that complement our ground systems solutions. Commercial product-based solutions lower acquisition and sustainment costs for our customers, while reducing the time it takes to deliver a system. Accordingly, we have been able to drive down the price point for command and control systems by a factor of 10 since we entered the market with our commercial solution 15 years ago. We have seen increased acceptance by the U.S. government for our commercial based systems. We anticipate this trend will continue as military, intelligence, and civil budgets become tighter and program offices look for lower cost alternatives.

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

Technological Leadership. We intend to continue to commit substantial resources to further develop and maintain the next generation of our commercial-off-the-shelf (“COTS”) software and programmable hardware products upon which all of our delivered systems are built. In addition, because the satellite infrastructure industry increasingly requires that industry standards be met, we intend to adhere to existing and future industry standards and to participate in the further development of such standards.

Strategic Alliances and Partnerships. In addition to our own development and marketing organization, we have and intend to continue establishing partnerships with industry leading third parties to assist us in successfully integrating software products, implementing our command and control systems, expanding our system solution offerings, and developing new customer relationships.

Integration with Complementary Products. We believe that our ability to offer command and control software products that integrate seamlessly with the majority of satellite units as well as ground system components distinguishes us from our competitors and provides us with a market advantage. We integrate our products with commonly used satellite signal processing hardware which allows us to provide a complete COTS solution. Our strategy to integrate our products with complementary products, including visualization tools, geolocation software, and other support software solutions allows us to maintain a competitive advantage while providing maximum flexibility for our customers.

Sales, Support, Service, and Marketing Organizations. We currently sell and support our software and systems through direct sales to satellite operators and systems integrators in the Americas, Europe, the Middle East, Africa, and Asia. From our headquarters in Columbia, Maryland and each subsidiary location, we perform worldwide marketing, sales and services, including direct marketing efforts with U.S. government organizations to capitalize on the growing acceptance of COTS solutions. Through our wholly-owned subsidiary, ISI Europe, we provide sales, marketing, support, and engineering services to the Europe, the Middle East, and Africa (EMEA) markets.

Professional Services Capabilities. We believe that providing comprehensive services and a high level of customer support is critical to our ability to maintain a leading position in command and control systems and to expand into new markets. We provide professional service offerings in areas such as hardware testing, pre- and post-sale hardware/software support, quality assurance, project installation management, satellite procedure development, mission unique development, and training. ISI is registered to the International Organization for Standardization (“ISO”) ISO9001:2008 standard and has been appraised to have achieved CMMI Maturity Level 3. We believe that these achievements in quality management and process improvement help to ensure consistent delivery of high quality products and services. ISO defines a process-based quality management system to ensure that formalized business processes are being applied. CMMI is a trademarked process improvement framework that provides organizations with the essential elements for effective process improvement.

Our Suite of Integral Systems, Inc. Products

Most of our revenue involves a combination of COTS software and hardware products together with custom development services for mission-specific requirements and systems integration as summarized below. We believe that we are well positioned in the industry to offer full-function ground systems, utilizing products from our RT Logic, Newpoint Technologies, SAT Corporation, and Lumistar subsidiaries.

Command and Control Software. EPOCH Integrated Product Suite (“IPS”), our COTS software product solution for satellite command and control is designed to operate a variety of satellites with minimum personnel. We believe that EPOCH IPS’s success has placed us at the forefront of replacing antiquated satellite control centers with more efficient systems that can operate multiple satellites produced by many manufacturers. EPOCH IPS’s open architecture, in combination with a graphical user interface and automated monitoring and control features, allows operators to monitor and control both their satellites and ground systems.

The EPOCH IPS includes the EPOCH T&C Server and EPOCH Client for satellite control and telemetry monitoring, OASYS for satellite orbital analysis, Archive Manager for telemetry data archive and trending, and EPOCH Web Server to provide access to real-time and historical satellite data via the internet. The Task Initiator product provides automation capabilities to automatically execute scheduled or event-initiated tasks. The EPOCH Triggers product provides for automated execution of system actions based on preprogrammed conditions.

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

Signal Monitoring. Our wholly owned subsidiary SAT Corporation offers a range of software products and turnkey systems for communications signal monitoring, including MONICS, a family of scalable products from single site to fully networked multi-site systems for satellite transponder monitoring and interference detection, SAT-DSA, a stand alone interference detection and analysis tool for satellite transponder monitoring and SIGMON, a turnkey system for monitoring and detecting terrestrial communications, signals, and interference.

Equipment Monitoring and Control. Our wholly owned subsidiary Newpoint Technologies offers an integrated suite of products primarily for commercial users, including communications satellite operators, communications satellite users, and general-purpose telecommunications companies. Newpoint has two flagship products: (1) COMPASS/TRUENORTH, which provides distributed monitoring and control of networked communications systems, and (2) MERCURY, a rack-mountable appliance that provides monitoring and control of local network nodes and their associated ground equipment.

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

Geolocation of Satellite Interference. On February 20, 2009, we acquired the intellectual property and other net assets of the satID product line from U.K. based QinetiQ Limited. Satellite operators around the world use our satID product to geolocate the source of satellite interference, jamming, and unauthorized use to ensure quality of satellite service. The satID product is being integrated with Integral Systems’ Telemetrix®, Compass®, and Monics® products to provide a fully integrated capability to detect, characterize, and geolocate the source of satellite uplink communication signals with applications in commercial, military, government, and intelligence markets.

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

Development Services and Systems Integration

We provide expert services, primarily engineering, to support mission-specific requirements for both government and commercial customers. Many of our ground systems contracts include a service component. Depending on the application, the services may include development of software applications that compliment or augment our COTS software products, integration of third-party hardware and software, and/or custom software development. We also provide post-delivery warranty and maintenance service for most of our standalone and turnkey systems. We believe that our expertise and experience in satellite systems and operations, computer software and hardware, engineering/mathematical analysis, and end-user applications allow us to provide ground systems that exceed traditional expectations for system performance, cost, and implementation schedule. Our experience combined with our innovative COTS software products and software tools can reduce the risk of delays, cost overruns, and lead time associated with ground systems development.

Our Customers

In general, there are four major applications for satellites: communications; military and intelligence; remote sensing; and scientific research. We have serviced customers in each of these markets. The combination of our proven products and our strength as a systems integrator enables us to serve our customers product needs as well as provide total system solutions.

Commercial Communications Satellites. We provide satellite command and control products and systems for a variety of communications satellites. One of the principal advantages that our EPOCH products offer in the commercial sector is the ability to operate fleets of satellites from multiple vendors. We believe that this capability allows operators to reduce costs by consolidating their control centers and using a single software package to operate their satellite fleet. We also provide payload monitoring systems and software to satellite operators for monitoring quality of service and identification of interfering signals. Our ground equipment monitor and control software is also used by satellite operators to control the ground equipment in the control center and remote equipment sites. We also provide satellite signal processing hardware, primarily for military systems, to process satellite signals to/from command and control systems.

Our products are currently used to operate communications satellites from most of the major satellite manufacturers, including The Boeing Company, Lockheed Martin Corporation, Space Systems/Loral, Orbital Sciences Corporation, EADS Astrium, Thales Alenia Space, and Mitsubishi Electric Corporation. Our fixed satellite service provider customers include Intelsat Limited, SES, Echostar Corporation, Telesat Holdings Inc., Measat, Satellite Systems Sdn. Bhd., Asia Satellite Telecommunications Company Limited, Satélites Mexicanos, SingTel/Optus, Worldspace, Inc., Sirius Satellite Radio Inc., Skyperfect JSAT Corporation, Broadcasting Satellite Systems Corporation, and others. All of these operators have purchased our products to operate all or part of their fleets of geosynchronous earth orbit (“GEO”) communications satellites.

Military and Intelligence Applications. We are a leading provider of command and control products for U.S. military and intelligence communications satellites and provide ground systems software and equipment for multiple U.S. DoD programs. Our products are used extensively in U.S. Air Force satellite control systems. Our customers include multiple aerospace corporations such as Lockheed Martin Corporation, Boeing Satellite Systems, Honeywell International, Inc., Northrop Grumman, and Raytheon Company. These customers subcontract to us to provide a portion of their solution or they purchase our products and then integrate them into satellite ground systems that they are delivering to the U.S. government.

We also sell and contract directly to the DoD. The U.S. Air Force is our largest single customer, providing 75% of our 2009 consolidated revenues through prime contracts or subcontracts. We are the prime contractor for the U.S. Air Force Space and Missiles System Center (“SMC”) Command and Control Systems – Consolidated (“CCS-C”) contract. Under this contract we provide the U.S. Air Force with a common core satellite command and control system, operating legacy DSCS and Milstar satellites. We recently delivered Wideband Global SATCOM satellites, along with future Advanced EHF satellites. Additionally, we are the prime contractor for the Rapid Attack Identification, Detection, and Reporting System (“RAIDRS”) Block 10 Program counterspace system acquisition for SMC on behalf of Air Force Space Command.

Our products support the processing of telemetry, commanding, and ranging data, performing generation, and reception of the RF links to and from on-orbit satellites. In addition, our products are used to receive telemetry data from the space lift ranges during the launch of military satellites and to test satellites at the place of manufacture. Our products also are used to provide the interference detection and geolocation capabilities delivered under the RAIDRS Block 10 program.

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

Strategic Growth Initiatives

Management has developed a strategic growth program keyed both to growing our core satellite ground system command and control and associated RF and digital communications products and to adding new capabilities and applications by acquiring specifically targeted product and development-oriented companies. Our growth program envisions expanding the footprint of the satellite ground station to include such areas as space and ground situational awareness, satellite communications (“SATCOM”) systems and networks, communication links, satellite payload control, mission planning, satellite communication networks, and others.

Marketing

We operate in highly competitive markets. As such, our success depends, in part, upon our ability to differentiate Integral Systems’ unique value to the customer in marketing our products and services. In support of our strategic growth program, our marketing team works closely with our business development and product development organizations to increase awareness of Integral Systems’ brand through a mix of public relations, advertising, trade show participation and conference speaking engagements.

We continue to engage senior management, business area managers, and senior technical staff to develop and execute marketing plans, prepare and present proposals, collect marketing information dealing with current and future programs for existing and potential customers, and develop a network of industry marketing contacts through contract performance, informal briefings, participation in industry organizations and through published literature, industry-client and multi-client studies.

We will continue to seek business we believe to be of long-term benefit based on considerations such as technical sophistication, favorable market positioning, and potential product spin-offs. Our marketing strategy capitalizes on and underscores our product mix, which is highly adaptable to marketplace growth and customer preferences.

Research and Development (R&D)

We believe that investment in R&D is important to our continued success. Part of our strategy is to understand the changing needs of our customers and then to be prepared to meet those needs as they arise through in the development of new programs or new program functions. We conduct R&D efforts to sustain and advance our technology base, to gain a competitive advantage, and to secure new contracts. Our efforts are more oriented to development than to research in a scientific sense, and we seek to leverage commercially available products when possible. Through these investments, we seek to increase revenues during fiscal year 2010 and beyond. Expenditures for R&D totaled approximately $4.6 million, $3.2 million, and $2.5 million for fiscal years 2009, 2008, and 2007, respectively. We anticipate making similar R&D investments at increased levels in the future to create new and improved products in support of our strategic growth initiatives.

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

Our Government Systems customers typically require ongoing development efforts to integrate new satellites, provide technology refresh, and development for new requirements. To address the unique requirements relating to the U.S. government, we seek to provide our customers with all of the necessary services required for mission success including program management, systems engineering and integration, software development, security engineering, and operations and maintenance support. In addition, to meet government program management and security requirements, we offer accredited Earned Value Management System (“EVMS”) (a project management reporting system used to measure project progress), CMMI Level 3 management and engineering processes, Defense Security Services accredited facilities, and employees with appropriate security clearances.

Revenues from U.S. government contracts are derived from a combination of contracts with the U.S. government and subcontracts with other companies that have prime contracts with the U.S. government. Our U.S. government customers include the DoD, and civilian and classified government agencies. Specifically, our direct government customers (with respect to which our contracts are directly with the U.S. government) include the U.S. Air Force, NOAA, The Jet Propulsion Laboratory, Sandia National Laboratory, and APL. We also have subcontracts with major aerospace corporations that support the U.S. government, including Lockheed Martin Corporation, Northrop Grumman Corporation, and The Boeing Company.

For fiscal years 2009, 2008, and 2007, approximately 79%, 82%, and 80%, respectively, of our revenues were derived from prime contracts or subcontracts funded by the U.S. government.

The U.S. Air Force represented 75%, 53%, and 56% of our revenues for fiscal years 2009, 2008, and 2007, respectively, through prime contracts or subcontracts. We expect a significant amount of our revenue for fiscal year 2010 to continue to be derived from Air Force contracts and subcontracts since we have two large Air Force contracts with the SMC that are scheduled to continue earning significant revenue in fiscal year 2010. Under one contract, we are leading a team of subcontractors, on behalf of the Air Force Space Command, in building a system intended for global satellite communications interference detection and geolocation. The system will assist U.S. owned, operated, or used space systems through delivery of a suite of RF interference sensors, geolocation equipment, and centralized control. Under another significant contract, we are leading a team of subcontractors to provide a common core, consolidated command and control system for the military’s legacy, new, and future communication satellites, including legacy DSCS and Milstar satellites, new Wideband Global SATCOM satellites, and future Advanced EHF satellites.

U.S. government contracts are awarded in accordance with Federal Acquisition Regulations. These procurements may, but do not necessarily, involve the solicitation of competitive proposals. If competitive proposals are solicited, the U.S. government contracts are awarded through a rigorous source selection process. Upon award of a contract, the U.S. government may or may not negotiate or fully fund the total potential value of the contract and all its options.

Many of the U.S. government programs in which we participate as a contractor or subcontractor extend for several years but are funded only on an annual basis. Accordingly, our contracts and subcontracts are subject to termination, reduction, modification, or additions in the event of changes in the government’s requirements or budgets. When we support a contract as a subcontractor, we are subject to the risk that the prime contractor may fail or be unable to perform the prime contract. All of our U.S. government contracts and subcontracts also are subject to termination for “convenience,” or without cause. In this situation, we would be reimbursed for allowable costs up to the date of termination and would be paid a proportionate amount of the fees attributable to the work actually performed.

Our Government Systems cost-plus contracts are driven by pricing based on cost incurred to perform services under contracts with the U.S. government. Cost-based pricing is determined under the Federal Acquisition Regulations, which provide guidance on the types of costs that are allowable in establishing prices for goods and services and allowability and allocability of costs to contracts awarded by the U.S. government. We have incurred allocable costs that we believe are allowable and reimbursable under our cost-plus-fee contracts, and are included in our revenue. These costs are subject to audit by the Defense Contract Audit Agency (“DCAA”), therefore revenue recognized on our cost-plus contracts is subject to adjustment upon audit by DCAA. We established a revenue reserve of $3.9 million in fiscal year 2009 based on the potential risk of unfavorable audit adjustments. Our Columbia-based government operations have been audited by the DCAA through the fiscal year ended September 30, 2005. Our RT Logic subsidiary has been audited by the DCAA through September 30, 2006. Newpoint, SAT, ISI Europe, and Lumistar are not currently subject to audits by the DCAA. In addition, we are required to self-report to the U.S. government any overpayments on our U.S. government contracts, and inform the appropriate federal agency inspector general whenever we have credible evidence of a violation of certain federal criminal laws or the civil False Claims Act in connection with our government contracts and subcontracts.

Non-U.S. Government Contracts

We have contracts with commercial and international organizations. For fiscal years 2009, 2008, and 2007 approximately 21%, 18%, and 20%, respectively, of our revenues were derived from non-U.S. government contracts. These contracts are typically with commercial satellite operators, satellite manufacturers, aerospace systems integrators, telecommunications companies, and foreign governments. For these fiscal years, there was no single commercial customer that accounted for more than 10% of our revenue. As of September 25, 2009, 2% of our total long-lived assets were located in foreign countries. We did not have any long-lived assets located in foreign countries as of September 30, 2008 and 2007.

Some of our commercial contracts are with international organizations. For fiscal years 2009, 2008, and 2007 approximately 12%, 7%, and 10%, respectively, of our revenue was derived from international organizations. Various agencies and departments of the U.S. government regulate our ability to pursue business opportunities outside the United States. Exports of space-related products, services, and technical information require licenses granted by the U.S. government. We do not currently have blanket authorization for the export of our products, services, or technical information requiring such licenses, and may not be able to obtain the necessary licenses or approvals on a per transaction basis. We currently have some contracts that are subject to currency fluctuations in foreign markets. The value of these contracts is not material and therefore no currency fluctuation mitigation contracts are presently in place. We may use foreign currency exchange contracts to mitigate currency fluctuation in the future if the volume of this type of business increases.

Most of our commercial contracts are awarded competitively and are performed on a fixed-price basis. Typically, these contracts are for our products or turnkey systems that are delivered by us in time frames ranging from a few weeks to eighteen months. Payment is most often based on delivery milestones established in the contract. These contracts may include a warranty period that lasts one to two years. We offer our software support subscription on a fixed-price basis and customized support for the system on a fixed-price or time and material basis. Contracts may require us to post a performance bond, establish an irrevocable letter of credit, or agree to pay liquidated damages in the event of late delivery.

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

Backlog and Seasonality

Our estimated backlog is as follows (in millions):

	September 25, 2009	September 30, 2008	September 30, 2007
Outstanding Commitments	$67.7	$78.3	$75.5
General Commitments	90.5	143.1	175.0

Total	$158.2	$221.4	$250.5

Outstanding commitments consist of contracts where we have a firm commitment by the customer to provide specific products and/or services, frequently over an extended period of time. A significant portion of our revenue is derived from contracts and subcontracts funded by the U.S. government, which are subject to the budget and funding process of the U.S. government. During fiscal year 2009, the timing of receipt of funding increases on our existing contracts and subcontracts with the U.S. government was delayed in comparison to historical timeframes. Furthermore, the award of new contracts and subcontracts with the U.S. government has not occurred within the timeframes initially anticipated. As a result of these delays, and the substantial completion of work on several existing contracts, our backlog has declined since the end of fiscal year 2008.

We have received several significant contract extensions for the CCS-C and RAIDR’s contracts subsequent to September 25, 2009. These awards will be reflected in our backlog in fiscal year 2010.

General commitments consist of contracts that have been awarded to us where our customer has certain contract options that management believes are likely to be exercised in the future. Contract options are our contractual agreement to provide future products or services in the event that the customer exercises those future options. The decrease in general commitments backlog in fiscal year 2009 relates primarily to work progressing on some of our large projects in our Government Systems segment, which have anticipated funding increases in fiscal year 2010 and future fiscal years.

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

We have an agreement with a French supplier for certain modem systems that we further customize and deliver to our customers. These agreements are subject to termination by either party at any time. To date, the relationship with the supplier is very good. The agreements provide for the support of delivered product in the event of agreement termination. However, an unanticipated termination of the cooperation agreements could be disruptive to our generation of revenues as we would be unable to bid on additional work that depends on these modems.

Proprietary Rights

We regard our products as proprietary trade secrets and confidential information. We rely on a combination of common law copyright and trade secret laws, third-party nondisclosure agreements, and other industry-standard methods for protecting ownership of our proprietary software, hardware, and systems. Therefore, our software, hardware, or systems are generally not patented. In spite of these precautions, however, an unauthorized third party could obtain and use information that we consider proprietary. On February 20, 2009, we acquired certain technologies in support of our business strategies from QinetiQ Limited. This acquisition included various patents which have been, or are in the process of being, transferred to the Company. We intend to maintain and protect these patents as we deem appropriate. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. During 2008, we reviewed our intellectual property inventory and commenced a process to evaluate potential intellectual property and trademark filings in the future. This review resulted in a decision to maintain our current approach to the protection of proprietary rights. We do not have confidentiality agreements with all of our employees. We believe that we have all necessary rights to market our products, although it is possible that third parties will assert infringement claims in the future.

Employees

As of September 25, 2009, we had approximately 580 full-time employees. Competition for highly skilled employees is intense. We believe that our employees and their knowledge and capabilities are a major asset and we have been successful in attracting and retaining skilled employees in our core business areas. We believe that our overall relations with our employees are good. None of our employees are covered by collective bargaining agreements.

Available Information

Our headquarters is located at 6721 Columbia Gateway Drive, Columbia, Maryland 21046. Our telephone number is (443) 539-5008. Our web site address is www.integ.com.

We make available free of charge on our internet web site our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation Committee and Nominating Committee of our Board of Directors are also posted on our website at www.integ.com/CorporateGovernance. Stockholders may also request copies of these documents by writing to our Corporate Secretary at 6721 Columbia Gateway Drive, Columbia, Maryland 21046.

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

The following table lists the approximate revenues, as a percentage of our total revenues, derived from contracts funded by the U.S. government and by one particular agency of the U.S. government, the Department of the Air Force, for fiscal years 2009, 2008, and 2007.

Time Period	Percentage of revenues derived from contracts and subcontracts funded by the U.S. government	Percentage of revenues derived from contracts and subcontracts funded by the Department of the Air Force
Fiscal year 2009	79%	75%
Fiscal year 2008	82%	53%
Fiscal year 2007	80%	56%

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

Some of our U.S. government contracts individually contribute a significant percentage of our revenues. Our two largest contracts with the Department of the Air Force represents approximately 40.6% of our revenues for fiscal year 2009 and a small number of other large U.S. government contracts are likely to continue to account for a significant percentage of our revenues in the future. Termination of any of these contracts or our inability to renew or replace these contracts when they expire for any reason could have a material adverse effect on our business, financial condition, or results of operations.

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

•

Government audits of our contracts, which include the acceptance of our reimbursable rates relating to fringe benefits, overhead, and selling, general and administrative expenses, could result in a material charge to our earnings and have a negative effect on our cash position following an audit adjustment.

Our Government Systems cost-plus contracts are driven by pricing based on costs incurred to perform services under contracts with the U.S. government. Cost-based pricing is determined under the Federal Acquisition Regulation, which provides guidance on the types of costs that are allowable in establishing prices for goods and services and allowability and allocability of costs to contracts awarded by the U.S. government. We have incurred allocable costs that we believe are allowable and reimbursable under our cost-plus-fee contracts, and are included in our revenue. These costs are subject to audit by the Defense Contract Audit Agency (“DCAA”), therefore revenue recognized on our cost-plus contracts is subject to adjustment upon audit by DCAA. We established a revenue reserve of $3.9 million in fiscal year 2009 based on the potential risk of unfavorable audit adjustments. Our Columbia-based government operations have been audited by the DCAA through the fiscal year ended September 30, 2005. Our RT Logic subsidiary has been audited by the DCAA through September 30, 2006. Unfavorable audit results could result in a material charge to our earnings and have a negative effect on our cash position following an audit adjustment.

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

Many of our U.S. government contracts are multi-year contracts and contracts with option years, and portions of these contracts are carried forward from one year to the next as part of our contract backlog. Backlog means the total value of all contracts less the revenues earned to date on those contracts. The estimated backlog under a U.S. government contract is not necessarily indicative of revenues that will actually be realized under that contract. Congress normally appropriates funds for a given program on a fiscal year basis, even though actual contract performance may take many years. As a result, contracts ordinarily are only partially funded at the time of award, and additional monies are normally committed to the contract by the contracting agency as Congress makes appropriations in subsequent fiscal years. It is possible that Congress will not appropriate funds or that procuring agencies will not commit funds to our U.S. government contracts for their anticipated terms. In addition, most of our U.S. government contracts have an initial term of one year plus a number of option years. The U.S. government may not extend a particular contract through its option years. Certain of our large contracts provide that we will not receive payment until the services under those contracts are requested and performed. Cancellations or adjustments in the terms of these contracts could occur. In addition, our services under these contracts may not be requested at currently anticipated levels in the future.

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

U.S. government contracts are conditioned upon the continuing availability of Congressional funding and are typically subject to modification or termination in the event of changes in funding. Congress usually allocates funds on a fiscal year basis even though contract performance may take several years. At the onset of a major program, the contract is usually incrementally funded, and additional funds are normally committed to the contract by the procuring agency as funds are made available by Congress for future fiscal years. Contractors often experience revenue uncertainties during the first quarter of the U.S. government’s fiscal year, which begins October 1, until differences between budget requests and appropriations are resolved. To date, Congress has funded all years of the multi-year major program contracts for which we have served as prime contractor or subcontractor, but this may not continue in the future.

•	The current federal administration may continue to reduce aerospace and defense spending, which could adversely affect our business.

Defense spending has been reduced since the current federal administration took office in January 2009. If defense spending continues to be reduced, our existing contracts or our ability to win additional defense contracts could be affected, which could have a material adverse effect on our business, financial condition, or results of operations.

•

We are experiencing delays in the timeframes in which funding increases on our existing contracts and subcontracts with the U.S. government are approved, and in which new contracts with the U.S. government are awarded. We enter into fixed-price contracts that could subject us to losses in the event that we have cost overruns.

A significant portion of our revenue is derived from contracts and subcontracts funded by the U.S. government and is subject to the budget and funding process of the U.S. government. During fiscal year 2009, the timing of receipt of funding increases on our existing contracts and subcontracts with the U.S. government was delayed in comparison to historical timeframes. Furthermore, the award of new contracts and subcontracts with the U.S. government has not occurred within the timeframes initially anticipated. As a result of these delays and the substantial completion of work on several existing contracts, our backlog has declined since the end of fiscal year 2008. Delays in the authorization of funding for our existing contracts and subcontracts funded by the U.S. government, and delays in the award of new contracts and subcontracts, could have a material adverse effect on our business, financial condition and results of operations.

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

Many companies are experiencing financial difficulty in the current economic environment. We are experiencing delays in the receipt of payment from some of our contracts. One of our commercial customers recently declared bankruptcy, which caused us to establish a bad debt reserve of $1.1 million and not recognize revenue for work performed during the third quarter of 2009, for this customer. Other customers may experience financial difficulty, which could adversely affect our ability to collect payment on our commercial contracts. Delays in payments can adversely affect our cash flows and our results of operations. In addition, if commercial customers become unable to pay us, non-payments could exceed our allowance for doubtful accounts, which is based on our best estimate of the amount of probable credit losses. If that occurs, our business, financial condition and results of operations could be materially adversely affected.

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

•	We are subject to risks associated with our growth strategy of acquiring other companies.

We will continue to look for complementary businesses to acquire so that we can strengthen and expand our core business; however, we may not be able to find any attractive candidates or favorable acquisition terms proposed by potential acquisition candidates. We may compete with other companies for these acquisition candidates, which may make an acquisition more expensive for us. Instability in the U.S. securities markets and volatility in our stock price may make acquisitions with our stock more expensive. If we seek to fund acquisitions with borrowed funds, we may not be able to obtain such funds on favorable terms or at all, particularly in light of the current difficulties in the credit markets. If we are unable to identify and acquire suitable candidates, we may not be able to expand beyond the growth that we have experienced in the past several fiscal years. Accordingly, our acquisition strategy may not improve, and could possibly weaken, our overall business, financial condition, and results of operations.

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

Any of our products could become obsolete at any time due to rapid technological changes in the satellite industry. In addition, we may not be able to update our products quickly enough to remain competitive. The rapid pace of technological change in our industry exposes us to risk of loss due to the development of superior technologies by our competitors. We are also dependent upon technologies developed by third parties for integrating our ground systems with a variety of satellite systems. To the extent that we cannot obtain necessary technologies from third parties, our business, financial condition, or results of operations could be materially adversely affected. Furthermore, as land-based telecommunications services expand, demand for certain types of satellite-based services, such as the services we provide, may be reduced. New technology used by our competitors could render our satellite-based services less competitive by satisfying consumer demand in alternative ways or through the use of telecommunications standards that are incompatible with our products. In addition, our success depends on our ability to introduce innovative products and services on a cost-effective and timely basis.

•	Our international business exposes us to risks relating to increased regulation and political or economic instability in foreign markets.

For fiscal year 2009, approximately 12% of our revenue was derived from our international operations. Conducting business in countries outside the United States carries additional managerial, operational, legal, and political risks. These operations are vulnerable to changes in government regulations and telecommunications standards, tariffs or taxes, and other trade barriers. Our agreements relating to foreign operations may be enforceable only in foreign jurisdictions, which could make it difficult for us to enforce our rights.

We currently have several contracts that are subject to currency fluctuations in foreign markets. The value of these contracts is not material. To mitigate currency fluctuation, we may periodically use foreign currency exchange contracts. If we enter into these types of contracts in the future, the limited availability of U.S. currency in certain local markets could prevent a contracting party from making payments to us in U.S. dollars or exchange rate fluctuations could adversely affect our revenues. We may not be able to enter into foreign currency exchange contracts to mitigate currency fluctuation in the future or, even if we do enter into such hedging transactions, they may not protect us from currency fluctuations.

Various agencies and departments of the U.S. government regulate our ability to pursue business opportunities outside the United States. Exports of space-related products, services, and technical information require licenses granted by the U.S. government and are subject to International Traffic in Arms Regulations (“ITAR”). We do not currently have blanket authorization for export of our products and services and may not be able to obtain such authorization in the future. In addition, we may not be able to obtain the necessary licenses or approvals on a per-transaction basis, and our inability to do so, or our failure to comply with the terms of the authorization when granted, could have a material adverse effect on our business, financial condition, or results of operations.

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

•	We depend on the services of our key personnel.

Our success depends to a significant degree on our key management personnel, especially the following (titles as of fiscal year 2009):

•	Paul G. Casner, Jr., Chief Executive Officer and President

•	Major General (Ret.) H. Marshal Ward, Chief Operating Officer

•	William M. Bambarger, Jr., Chief Financial Officer and Treasurer

•	R. Miller Adams, General Counsel and Executive Vice President for Corporate Affairs

•	Stuart C. Daughtridge, Executive Vice President, Space Communications Systems Group

•	James B. Kramer, Senior Vice President, Commercial Systems Group

We have employment agreements with all of these individuals, except for Paul G. Casner, Jr. and James B. Kramer. The loss of any one of these key management personnel could have a material adverse effect on our business, financial condition, or results of operations. We do not maintain key man life insurance policies on any members of management.

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

The market price of securities of technology companies has historically faced significant volatility. In addition, the stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. Many factors that have influenced the trading price of our common stock will vary from period to period, including:

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

Goodwill accounts for approximately $54.1 million, or 30.3%, of our recorded total assets as of September 25, 2009. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test involves the application of valuation methods which requires judgment regarding the appropriate inputs and assumptions and results in our best estimate of the fair value of a reporting unit. As with any estimate, inputs and assumptions can be subject to varying degrees of uncertainty. Principally, a decrease in the expected cash flows for a reporting unit or changes in market conditions may indicate potential impairment of recorded goodwill. If our goodwill were to become impaired, this could require substantial write downs and could materially adversely affect our results of operations and financial condition.

•

The disruption, expense, and potential liability associated with existing and future litigation against us could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

We may be subject to various legal proceedings and threatened legal proceedings from time to time. Any litigation, regardless of its merits, could significantly divert management’s attention from our operations and result in substantial legal fees being borne by us. Further, actions that have been or will be brought against us may not be resolved in our favor and, if significant monetary judgments are rendered against us, we may not have the ability to pay such judgments. Such disruptions, legal fees, and any losses resulting from these claims could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

•	The global financial economy may impact our business and financial condition in ways that we currently cannot predict.

The recent global economic crisis has caused extreme volatility in global financial markets, increased rates of default and bankruptcy, and has impacted consumer spending levels. These macroeconomic developments could adversely affect our business, operating results or financial condition. Current and potential customers, including foreign governments, may delay or decrease spending on our products and services as their businesses and/or budgets are impacted by global economic conditions.

•	We may become subject to liability and incur increased expenditures as a result of our restatement of our financial statements.

We and certain of our current and former officers are the subject of a purported class action lawsuit filed on December 15, 2008, following our December 11, 2008 announcement that we would be restating our unaudited interim financial statements for the first three quarters of the fiscal year ended September 30, 2008, primarily due to an error in the accounting treatment for certain transactions with respect to the timing of the recognition of revenue between periods due to specific warranty provisions in some of our contracts, accounting for the sale of software licenses and revenue associated with some reimbursable costs on government programs. The restatement of our previously issued interim unaudited financial statements could expose us to government investigation or additional legal action. The defense of the pending class action litigation and any other related actions could cause the diversion of management’s attention and resources, and we could be required to pay damages to settle such actions or if any such actions are not resolved in our favor. Even if resolved in our favor, such actions could cause us to incur significant legal and other expenses. Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatement and negative reactions from shareholders, creditors, or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our common stock to decline.

•

Failures in our internal controls and disclosure controls and procedures could lead to material errors in our financial statements and cause us to fail to meet our reporting obligations. If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results or prevent fraud, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

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

All Integral Systems operations, including those of our subsidiaries, are currently conducted in leased properties. We believe that we have sufficient insurance coverage to protect our properties and assets.

On June 26, 2009, we sold the land and building located at 12515 Academy Ridge View, Colorado Springs, Colorado to COPT Academy Ridge, LLC (“COPT”) for $12.5 million pursuant to a purchase and sale agreement (the “Sale Agreement”) by and between our wholly-owned subsidiary, Real Time Logic, Inc. (“RT Logic”) and COPT. At the same time, RT Logic entered into a Lease Agreement (the “Lease Agreement”) with COPT to lease this building for a 12 year term, with an option to extend this term for an additional five years. The 60,714 square foot building is utilized by RT Logic. The Lease Agreement provides for an initial rent of $16.75 per square foot per annum, with periodic rent escalations. RT Logic’s obligations under the Lease Agreement are guaranteed by Integral Systems, Inc.

On June 6, 2008, we entered into a material Lease Agreement (the “Agreement”) with Corporate Office Properties Trust (“COPT”) in respect of an office building that we currently use for our corporate headquarters. This property is located at 6721 Columbia Gateway Drive in Columbia, Maryland. In the third quarter of fiscal year 2009, we relocated our corporate headquarters from our previous location in Lanham, Maryland. The lease term is for eleven years; the facility is approximately 131,450 square feet and has an initial $28 per square foot annual lease cost, with annual escalations of approximately 2.75% to 3.00%. COPT has provided for $7.4 million in allowances for costs to build out this facility to our specifications and has reimbursed us $1.9 million relating to our existing lease on the Lanham, Maryland facility, which approximates the rent obligation for the Lanham, Maryland facility for approximately twenty two months.

The following table describes the location, square footage and lease expiration of our existing leased facilities:

LOCATION	SIZE (Approximate Square Footage)	EXPIRATION DATE	RELATED OPERATION

Integral Systems, Inc. 6721 Columbia Gateway Drive Columbia, MD 21046	131,500	March 31, 2020	Government Systems, Commercial Systems, and Corporate Support Services

Integral Systems, Inc. 985 Space Center Drive, Suite 350 Colorado Springs, CO 80915	15,491	May 31, 2017	Government Systems

Integral Systems, Inc. 980 Technology Court Colorado Springs, CO 80915	33,190	May 31, 2017	Government Systems

Integral Systems, Europe S.A.S.Buroparc III Voie 2 31675 Labege Cedex Toulouse, France	4,532	November 30, 2013	Commercial Systems

Integral Systems, Inc. 15000 Conference Center Drive Chantilly, VA 20151	7,363	April 30, 2011	Government Systems

Integral Systems, Inc. 400 North Continental Blvd., Suite 320 El Segundo, CA 90245	2,904	September 30, 2011	Government Systems

Newpoint Technologies, Inc. Three Perimeter Rd., Unit #10 Manchester, NH 03103	6,530	September 30, 2011	Commercial Systems

SAT Corporation 321 Soquel Way Sunnyvale, CA 94085	14,896	December 31, 2014	Space Communications Systems

RT Logic, Inc. 12515 Academy Ridge View, Colorado Springs, CO 80921	60,714	June 25, 2021	Space Communications Systems

RT Logic, Inc. 8591 Prairie Trail Drive Englewood, CO 80112	11,750	July 31, 2014	Space Communications Systems

Lumistar, Inc. 5870 El Camino Real Carlsbad, CA 92008	9,979	April 30, 2013	Space Communications Systems

Integral Systems, Inc. 5000 Philadelphia Way Lanham, MD 20706	58,700	October 31, 2015	Vacated

Integral Systems, Inc. 5200 Philadelphia Way Lanham, MD 20706	25,274	October 31, 2015	Government Systems (partially vacated)

TOTAL LEASED SPACE	377,927

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various legal proceedings and threatened legal proceedings from time to time. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on our business, results of operations, financial condition, or cash flows.

On December 15, 2008, a purported securities class action complaint was filed in Maryland federal court against the Company and certain of its current and former officers following the Company’s announcement on December 10, 2008, that it would restate its financial results for the first three quarters of fiscal year 2008. On February 17, 2009, five individual shareholders referring to themselves as the “Ulrich Group” filed an uncontested motion for appointment as lead plaintiffs and for approval of lead counsel. On July 21, 2009, the court dismissed the case for failure to effect service, apparently as a result of the fact that plaintiffs had not filed proofs of service as of that date. On August 3, 2009, plaintiffs filed a motion for relief from judgment requesting that the court vacate the order of dismissal, grant the uncontested motion for appointment of lead plaintiff and lead counsel, and enter a joint stipulation and proposed scheduling order. Defendants consented to the relief requested in the motion, which the court granted on August 24, 2009. Pursuant to the scheduling order, lead plaintiffs filed an amended complaint on September 21, 2009. The amended complaint seeks certification of a class comprised of all persons who purchased the Company’s common stock between February 4, 2008 and December 10, 2008, inclusive (the “Class Period”). The amended complaint asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act, based on allegations that certain statements made by the Company during the Class Period were false and/or misleading because those statements failed to disclose that (1) the Company prematurely and improperly recognized several categories of revenue; (2) as a result, the Company misstated its financial results during the Class Period; (3) the Company’s financial statements were not prepared in accordance with the Company’s publicly-disclosed accounting policies and/or generally accepted accounting principles; (4) the Company lacked adequate internal and financial controls; and (5) as a result, the Company’s financial statements were materially false and misleading. The amended complaint also includes a purported insider trading claim against one individual defendant. No specific damage amount is alleged in the amended complaint. On October 26, 2009, the Company filed a motion to dismiss the amended complaint. A hearing on this motion is set for January 19, 2010.

On July 14, 2009, a shareholder derivative lawsuit was filed in the same Maryland federal court against twelve individuals associated with the Company, including all current directors and certain other current and former officers, and against the Company as a nominal defendant. The derivative complaint purported to bring claims on behalf of the Company for breach of fiduciary duty based on the same events at issue in the securities class action described above. The shareholder filing the derivative complaint previously submitted a demand letter to the Company’s board of directors (the “Board”) on February 23, 2009, asserting essentially the same claims. In response to the demand letter, the Board appointed a Demand Review Committee (the “Committee”) on February 26, 2009, comprised of directors James B. Armor and John M. Albertine. The Committee was charged with investigating, analyzing, and evaluating the matters raised in the demand letter and in a second substantively identical letter also received by the Company. With the advice of independent counsel and after extensive investigation, the Committee concluded, prior to the filing of the derivative action, that no basis existed for breach of fiduciary duty claims against any of the named individuals and that pursuit of litigation against those individuals was not in the bests interests of the Company. At a meeting held on July 22, 2009, the Board accepted the Committee’s recommendation that the Company accordingly reject the demand and seek dismissal of the derivative complaint. Following this process, the Company provided shareholder’s counsel with information concerning the methodology and results of the Committee’s investigation. The shareholder subsequently agreed to dismiss the derivative action voluntarily, without any payment or other compensation to either the shareholder or his counsel. On September 14, 2009, the parties jointly filed a motion seeking preliminary court approval to dismiss the action, which the court granted on September 16, 2009. The court’s preliminary approval order required a 30–day notice period to allow any Company shareholder an opportunity to object to dismissal of the derivative lawsuit. No shareholder objected to the proposed dismissal. On November 12, 2009, the court entered a final order dismissing the derivative lawsuit without prejudice.

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

On July 30, 2009, the SEC and the Company each announced that a final administrative settlement had been reached concluding the SEC’s investigation as to the Company. Under the administrative settlement the Company, without admitting or denying the SEC’s findings, consented to a "cease and desist" order requiring future compliance with certain provisions of the Securities Exchange Act and the SEC Exchange Act rules. The order does not require the Company to pay a monetary penalty. The SEC states in the order that in determining to accept the settlement it considered both the remediation efforts promptly undertaken by the Company, and the cooperation the SEC staff received from the Company. Shortly after the settlement with the SEC, representatives of the Company met with various officials at NASDAQ. As a result of that meeting the Company learned that the NASDAQ inquiry had been closed out with no actions required of the Company.

In conjunction with its announcement of the administrative settlement, the SEC also disclosed that it was instituting separate civil actions against Mr. Prince and two other former officers of the Company. The Company has indemnification obligations to these individuals pursuant to the terms of separate Indemnification Agreements entered into with each of them effective as of December 4, 2002, and pursuant to the Company’s bylaws. The indemnification agreements each provide that, subject to certain terms and conditions, the Company shall indemnify the individual to the fullest extent permissible by Maryland law against judgments, penalties, fines, settlements and reasonable expenses actually incurred in the event that the individual is made a party to a legal proceeding by reason of his or her present or prior service as an officer or employee of the Company, and shall also advance reasonable litigation expenses actually incurred subject to, among other conditions, receipt of a written undertaking to repay any costs or expenses advanced if it shall ultimately be determined that the individual has not met the standard of conduct required for indemnification under Maryland law. The Company’s bylaws contain similar indemnification provisions. The Company’s obligations under the indemnification agreements and bylaws are not subject to any monetary limit. In prior periods, the Company advanced legal fees and costs incurred by the three individuals in connection with the SEC investigation up to the deductible limit under the Company’s applicable directors and officers liability insurance policy. Subsequent fees and costs have been paid directly by the insurance carrier, and the Company anticipates that legal fees and expenses incurred by these individuals in connection with the civil litigation will continue to be paid for by the insurance carrier. The Company believes that the remaining insurance policy limits will be sufficient to cover fully the Company’s indemnification obligations through the completion of the matter, although no assurance can be given in this regard.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ISYS.” The following table sets forth, for the quarters indicated, the high and low sales price of our common stock. We did not declare any dividends during fiscal years 2009 or 2008. These amounts have been adjusted for a 2:1 stock split effected on August 25, 2008.

	High	Low
2009 Fiscal Year
Fourth Quarter	$9.45	$6.09
Third Quarter	$9.00	$6.63
Second Quarter	$14.02	$7.47
First Quarter	$24.57	$8.67

2008 Fiscal Year
Fourth Quarter	$26.35	$18.82
Third Quarter	$20.78	$14.15
Second Quarter	$15.25	$10.98
First Quarter	$12.47	$10.50

As of November 28, 2009, there were approximately 3,576 holders of record or beneficiaries of our common stock.

Dividends

On December 5, 2007, our Board of Directors made a determination to cease the payment of dividends for the foreseeable future beginning with fiscal year 2008 in order to maximize the Company’s ability to invest in future R&D, marketing, and business development efforts and strategic acquisition efforts that, in the Board of Director’s opinion, will result in a greater return for our shareholders. As we contemplate these strategic efforts to grow the Company, the Board will continue to evaluate the most effective measures that it can take to maximize shareholder value. Payments of dividends in the future, if any, will be determined in light of any applicable contractual restrictions limiting our ability to pay dividends, our earnings, financial condition, capital requirements and other factors deemed relevant by the Board. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Stock Performance Graph

The following line graph compares cumulative total stockholder returns for the period from September 30, 2003 through September 25, 2009 for (1) our common stock; (2) the NASDAQ Computer & Data Processing Services Stock; and (3) the NASDAQ Market Index – U.S. The graph assumes an investment of $100 on September 30, 2003, and includes reinvestment of dividends. The performance shown is not necessarily indicative of future performance.

	Sep-04	Sep-05	Sep-06	Sep-07	Sep-08	Sep-09
Integral Systems, Inc.	100.00	105.79	160.23	110.15	212.92	69.71
NASDAQ Computer & Data Processing Services Stocks	100.00	114.62	125.78	150.45	125.40	132.11
NASDAQ Market Index-US	100.00	114.14	120.35	142.45	112.31	88.82

Share Repurchase

None.

Equity Compensation Plans

The information required by this item relating to equity compensation plans is incorporated by reference from the information in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K .

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data for the fiscal years ended September 25, 2009, and September 30, 2008, 2007, 2006, and 2005. The financial data as of and for the fiscal years ended September 25, 2009 and September 30, 2008 have been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, an independent registered public accounting firm, as set forth in the financial statements and notes thereto presented elsewhere herein. The financial data as of and for the fiscal years ended September 30, 2007 and 2006 have been derived from our consolidated financial statements, which have been audited by Bernstein & Pinchuk LLP, an independent registered public accounting firm, for which 2007 is set forth in the financial statements and notes thereto presented elsewhere herein. The financial data for the fiscal year ended September 30, 2005 has been derived from our consolidated financial statements, which have been audited by Grant Thornton LLP, an independent registered public accounting firm.

The following information should be read in conjunction with our consolidated financial statements and notes thereto presented elsewhere herein. See “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Years Ended
	September 25, 2009	September 30,
		2008 [3]	2007	2006	2005
	(in thousands, except for per share data)
Statement of Operations Data:
Revenue	$159,933	$160,170	$128,654	$116,531	$97,725
Gross profit	53,784	61,998	42,346	37,809	27,131
Income from operations	103	25,096	16,892	17,556	9,402
Net income	$1,105	$18,174	$12,826	$12,339	$6,301

Cash dividends declared per common share[1]	$—	$—	$0.14	$0.10	$0.08
Income per share:
basic[1]	$0.06	$1.02	$0.58	$0.57	$0.31
diluted[1]	$0.06	$1.01	$0.58	$0.56	$0.30
Weighted average number of common shares:
basic1, [2]	17,317	17,813	21,968	21,782	20,564
diluted1, [2]	17,370	18,008	21,986	22,008	21,068

	As of September 25,	As of September 30,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$5,698	$15,026	$23,894	$24,659	$24,775
Working capital	47,208	35,273	39,008	74,716	70,339
Total assets	178,324	147,203	136,061	166,851	149,196
Long-term obligations, net of current	5,163	—	—	—	126
Stockholders’ equity	$115,003	$110,041	$106,547	$142,702	$120,686

1	For all periods presented, per share amounts have been adjusted to reflect the 2:1 stock split effected on August 25, 2008.
2	For all periods presented, the difference between net income per common share-basic and net income per common share-diluted relates to the effect of dilutive securities, including employee stock options and for fiscal year 2005 the shares relating to contingent consideration payable to former RT Logic shareholders in connection with the acquisition of RT Logic . For a reconciliation of the amounts used in the computation of basic and diluted net income per share for the three years ended September 25, 2009, September 30, 2008, and September 30, 2007, see Note 2(t) to the Consolidated Financial Statements.
3	We identified and recorded adjustments related to prior periods that decreased cost of revenues and increased selling, general and administrative expense by approximately $0.8 million per quarter relating to the third and fourth quarters of fiscal year 2008. We have concluded that these corrections are immaterial to the 2008 financial statements. These reclassifications did not impact net income or net income per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide complex solutions for satellite command and control, integration and test, data processing, signals analysis, interference detection and geolocation, and flight simulation. We design, develop, and integrate sophisticated solutions and provide services related to satellite ground systems and other communications and networking equipment. We believe that our integration capability is unique, as we have developed and own the key technologies used in our solutions. By controlling these pivotal technologies, we believe that we are able to provide solutions at significantly lower risk, lower cost, and on accelerated delivery schedules as compared to our competitors. Since our founding in 1982, we have supported more than 200 different satellite missions for both commercial and government customers who perform communications, science, meteorology, and earth resource applications and our systems are utilized worldwide. Integral Systems’ leading edge technologies, algorithms, and integration processes are based on a commercial model that we have used to bring efficiencies into the government market, which is now our largest source of revenue. We believe that our blend of commercial and government customers, mature systems integration methodologies, and mix of software and hardware products positions us for sustained growth.

Effective with the first quarter of our fiscal year 2009, it is now our practice to close our books and records on the Friday prior to the calendar quarter-end for interim periods, to align our financial closing with our business processes. We also changed our fiscal year end date to the last Friday of September of each year. This change is effective beginning with the current fiscal year, resulting in our fiscal year 2009 ending on September 25, 2009. We do not believe this change materially affects the comparability of the quarters and twelve month periods presented within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (ASC 350—Intangibles—Goodwill & Other), we previously completed our annual goodwill impairment testing as of the last day of the fiscal year (including fiscal year 2008). Effective August 5, 2009, we changed the date of our annual goodwill impairment testing to the first day of the fourth quarter in order to provide additional time to quantify the fair value of our reporting units and if necessary to determine the implied fair value of goodwill. This change in timing also reduces the likelihood that the annual impairment analysis would not be completed by the filing date of our annual financial statements. In accordance with SFAS No. 142 (ASC 350), we will also perform interim impairment testing should circumstances requiring it arise. We believe the resulting change in accounting policy related to the annual testing date will not delay, accelerate, or avoid an impairment charge. We determined that the change in accounting policy related to the annual testing date is preferable under the circumstances and does not result in adjustments to our financial statements when applied retrospectively.

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

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. Our critical accounting policies, which relate to revenue recognition, the recoverability of goodwill and other long-lived assets, stock-based compensation, allowance for doubtful accounts, and the recoverability of deferred tax assets, are discussed below.

Contract Accounting / Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable, and collectibility is reasonably assured. We earn revenue from three types of arrangements: (1) contracts that include software, hardware and engineering services to build satellite ground and communications equipment and systems; (2) software and services (typically post-contract support services (“PCS”)); and (3) software only sales. Typically contracts are cost-plus fixed fee or award fee, fixed price, or time and material contracts.

The following table summarizes the percentage of revenues attributable to each contract type for the period indicated:

	Fiscal Years Ended
	September 25, 2009	September 30,
Contract Type		2008	2007
Cost-Plus Incentive or Award Fee	41%	44%	45%
Fixed-price	55%	52%	51%
Time and Materials	4%	4%	4%

We recognize software license arrangements that include significant modification and customization of the software in accordance with AICPA Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (ASC 985-605—Software—Revenue Recognition), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions by applying the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, (ASC 605-35-Revenue Recognition- Construction Type & Production Type Contracts). Such software license arrangements are generally included in our system build revenue, which is recognized using the percentage-of-completion method. Under the percentage-of-completion method, management estimates the percentage of completion based upon the costs incurred as a percentage of the total estimated costs to complete. When total cost estimates exceed revenue, we accrue for the estimated losses immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs.

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

When we enter into multiple-element software arrangements, which may include any combination of hardware, software or services, we allocate the total revenue to be earned under the arrangement among the various elements based on their relative fair value. For software, and elements for which software is essential to the functionality, the allocation is based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately, and for software license updates and software support services it is based upon the rates when renewed. There may be cases in which there is VSOE of fair value of the undelivered elements but no such evidence for the delivered elements. In these cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered elements equals the total arrangement consideration less the aggregate VSOE of fair value of the undelivered elements. We have established VSOE on our post contract support services and recognize revenue on this element on a straight-line-basis over the period of performance. We recognize revenue on delivered elements only if: (i) any undelivered products or services are not essential to the functionality of the delivered products or services, (ii) we have an enforceable claim to receive the amount due in the event we do not deliver the undelivered products or services, (iii) there is evidence of the fair value for each undelivered product or service, and (iv) the revenue recognition criteria otherwise have been met for the delivered elements. Otherwise, revenue on delivered elements is recognized when the undelivered elements are delivered.

Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus an estimate of the applicable fees earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Revenue for general services or non-software product sales are recognized as work is performed or products delivered and amounts are earned in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”), (ASC 605-10—Revenue Recognition—Overall). We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectibility is reasonably assured. Depending on the specific contractual provisions and nature of the deliverable, revenue may be recognized on a straight-line-basis over the service period, on a proportional performance model based on level of effort, as milestones are achieved or when final deliverables/products have been delivered. Revenue arrangements entered into with the same customer that are accounted for under SAB 104 are accounted for on a combined basis when they are entered into at or near the same time, unless it is clearly evident that the contracts are not related to one another.

Impairment of Long-Lived Assets

We evaluate the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. We measure impairment based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. The estimates of expected cash flows require use to make significant judgment regarding future periods that are subject to some factors outside our control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in a material charge to the results of operations.

Impairment of Goodwill

We have recorded goodwill in connection with our mergers and acquisitions of $54.1 million as of September 25, 2009. Goodwill represents the excess of the purchase price over the fair value of net working capital, property and equipment, and separately reportable intangible assets. The tangible assets, intangible assets, and goodwill acquired are then assigned to reporting units pursuant to Statement of Financial Accounting Standards, (“SFAS”) No. 141, “ Business Combinations, ” (ASC 805—Business Combinations). Goodwill is then tested for impairment at least annually for each reporting unit. The goodwill impairment test is performed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (ASC 350—Intangibles—Goodwill and Other). Step one of the goodwill impairment test involves comparing the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, no further testing is required. If the carrying value exceeds the fair value, a step two test must be performed. Step two includes estimating the fair value of all tangible and intangible assets (including intangible assets that may not be reflected on the Company’s books). The fair value of goodwill is then estimated by subtracting the fair value of tangible and intangible assets from the fair value of total assets determined in step one. The goodwill impairment is the excess of the recorded goodwill over the estimated fair value of goodwill.

There are no active or inactive markets for our reporting units and accordingly, the valuation process is similar to the valuation of a closely-held company and considers valuation methods that are market-based, income-based, and cost-based. Income-based methods will generally include the use of a discounted cash flow method and market-based methods will generally include a guideline public company method and comparative merger and acquisition method. The application of valuation methods requires judgment regarding appropriate inputs and assumptions and results in our best estimate of the fair value of a reporting unit. As with any estimate, inputs and assumptions can be subject to varying degrees of uncertainty. Reasonable informed market participants can differ in their perception of value for a reporting unit, and, accordingly, these uncertainties cannot be fully resolved prior to engaging in an actual selling effort.

Effective August 5, 2009, we changed the date of our annual goodwill impairment testing to the first day of the fourth quarter. Based on the impairment test as of June 27, 2009, we had one reporting unit, Lumistar, for which the goodwill has been determined to be at risk (i.e., there is a reasonable possibility that the reporting unit might fail a future step one impairment test under ASC 350). The estimated fair value of equity of the Lumistar reporting unit as of June 27, 2009 was 3.3% above its carrying value. Accordingly, a step two impairment test was not performed to determine the amount of the goodwill impairment. The amount of goodwill allocated to this reporting unit was $10.3 million.

The fair value of the Lumistar reporting unit was estimated principally based on the discounted cash flow method and the guideline public company method. The discounted cash flow method was applied using an estimated market-based discount rate to the projected after-tax cash flows for the reporting unit. The guideline public company method was applied using an estimated market-based multiple to the reporting unit’s estimated earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The key assumptions that drive the estimated fair value of the reporting unit include expected future sales and margins, expected future growth rates of sales and expenses, and market based inputs for discount rates and EBITDA multiples.

We acknowledge the uncertainty surrounding the key assumptions that drive the estimated fair value of the Lumistar reporting unit. Any material negative change in the fundamental outlook for the Lumistar reporting unit, its industry or the capital market environment could cause the reporting unit to fail step one. Accordingly, we will be monitoring events and circumstances each quarter (prior to the annual testing date) to determine whether an additional goodwill impairment test should be performed. If the Lumistar reporting unit were to fail the step one test, the goodwill impairment will likely exceed the difference between the fair value of the reporting unit and its carrying value because the reporting unit does not carry any intangible asset balances that would be considered in step two when computing the implied fair value of goodwill. We reviewed the internal and external factors affecting the fair value assumptions of the Lumistar reporting unit as of September 25, 2009. Based on this review, we did not identify any indication of a decline in fair value from June 27, 2009 and we have concluded that no further impairment testing was necessary as of September 25, 2009.

Stock-Based Compensation

We account for stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest, and the dividend yield on our common stock. If our assumptions were different, the resulting determination of the fair value of stock option awards could be materially different. In addition, judgment is also required in estimating the number of share-based awards that we expect will ultimately vest upon the fulfillment of service conditions (such as time-based vesting) or the achievement of specific performance conditions. If the actual number of awards that ultimately vest differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Accounting Policy Change

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (FASB Accounting Standards Codification (“ASC”) 350—Intangibles—Goodwill & Other), we previously completed our annual goodwill impairment testing as of the last day of the fiscal year (including fiscal year 2008). Effective August 5, 2009, we changed the date of our annual goodwill impairment testing to the first day of the fourth quarter in order to provide additional time to quantify the fair value of our reporting units and if necessary to determine the implied fair value of goodwill. This change in timing also reduces the likelihood that the annual impairment analysis would not be completed by the filing date of our annual financial statements. In accordance with SFAS No. 142, we will also perform interim impairment testing should circumstances requiring it arise. We believe the resulting change in accounting policy related to the annual testing date will not delay, accelerate, or avoid an impairment charge. We determined that the change in accounting policy related to the annual testing date is preferable under the circumstances and does not result in adjustments to our financial statements when applied retrospectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “ Fair Value Measurements” (ASC 820—Fair Value Measurements & Disclosures), which became effective October 1, 2008. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurement. The standard generally is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value.

On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (ASC 820—Fair Value Measurements & Disclosures), to delay the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FASB Staff Position No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Management adopted SFAS No. 157 related to its financial assets and liabilities, effective October 1, 2008. The adoption did not have a material impact on our results of operations, financial position or cash flows. Management has adopted SFAS 157-2 related to our nonfinancial assets and liabilities effective September 26, 2009 and there was no material impact on our consolidated financial statements. All assets and liabilities are included under this reporting standard beginning with our 2010 fiscal year.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (ASC 805—Business Combinations), a revised version of SFAS No. 141, “Business Combinations. ” The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may affect the release of our valuation allowance against prior acquisitions, if any. We have adopted SFAS 141 (R) effective September 26, 2009 and there was no material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ” (ASC 323—Investments—Equity Method & Joint Ventures), which changes the accounting and reporting for minority interest and requires the ownership interest in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The statement is applied prospectively as of the beginning of the fiscal year in which the statement is initially applied, except for the presentation and disclosure requirements. Presentation and disclosure requirements are to be applied retrospectively for all periods presented. We have adopted this statement effective September 26, 2009. Currently, we do not have any noncontrolling (minority) interests in a subsidiary.

In November 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-7, Accounting for Defensive Intangible Assets” (ASC 350—Intangibles—Goodwill & Other). This issue summary requires that a defensive intangible asset be accounted for as a separate unit of accounting and assigned a useful life which reflects the entity’s consumption of the expected benefits related to that asset. A defensive intangible asset is an acquired intangible asset which the acquirer does not intend to actively use, but intends to hold to prevent others from obtaining access to the asset, excluding intangible assets that are used in research and development. An entity’s benefit from holding a defensive intangible asset is the direct and indirect cash flows resulting from the entity preventing others from realizing any value from the intangible assets. The period over which a defensive asset diminishes in fair value can be used as a proxy for the entity’s consumption of the expected benefits related to the asset. This guidance is effective for defensive intangible assets acquired on or after January 1, 2009. We adopted EITF 08-7 upon its effective date and will apply as appropriate for any future defensive intangible assets acquired.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC 855—Subsequent Events), which established principles and requirements for reporting subsequent events. This statement details the period after the balance sheet date during which companies should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which companies should recognize events or transactions occurring after the balance sheet date in their financial statements and the required disclosures for such events. This standard is effective for interim or annual reporting periods ending after June 15, 2009. The Company has evaluated subsequent events through December 9, 2009, which coincides with the issuance of its financial statements for the period ended September 25, 2009.

In June 2009, the FASB issued Accounting Standards Update No. 2009-1 105, Generally Accepted Accounting Principles (Topic 105), which establishes the FASB Accounting Standards CodificationTM (“ASC”), as the official single source of authoritative U.S. GAAP, superseding existing literature issued by the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”) and related literature. The ASC became effective for interim and annual periods ending on or after September 15, 2009, after which only one level of authoritative U.S. GAAP exists and all other literature is considered non-authoritative. The ASC does not change existing U.S. GAAP. We adopted SFAS No. 168 in the third calendar quarter of 2009 and include references to the ASC within our consolidated financial statements and disclosures. Accounting pronouncements issued prior to the ASC will continue to be referenced by their original issuance reference for consistency with prior period filings. We have also referenced the relevant ASC Topics into which the accounting guidance has been incorporated subsequent to its original issuance. The changes to the GAAP hierarchy in SFAS No. 168 did not result in any accounting changes.

In October 2009, the FASB issued EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables,” (Accounting Standards Update (“ASU”) 2009-13), which amends ASC Topic 605—Revenue Recognition. This requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

In October 2009, the FASB ratified EITF Issue No. 09-3, “Applicability of AICPA Statement of Position 97-2 to Certain Arrangements that Include Software Elements” (ASU 2009-14), which amends ASC Topic 985-605, Software — Revenue Recognition, such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

Results of Operations

	Fiscal Year Ended			Favorable (unfavorable)
In thousands	September 25, 2009	September 30, 2008 [1]	September 30, 2007	Fiscal 2009 Compared to Fiscal 2008	Fiscal 2008 Compared to Fiscal 2007
Revenue:
Government Systems
Contract revenue	$80,284	$81,790	$66,375	$(1,506)	$15,415
Software maintenance revenue	1,985	1,813	1,280	172	533

Total Government Systems	82,269	83,603	67,655	(1,334)	15,948
Commercial Systems
Contract revenue	18,748	17,876	17,788	872	88
Software maintenance revenue	3,652	2,240	1,079	1,412	1,161

Total Commercial Systems	22,400	20,116	18,867	2,284	1,249
Space Communications Systems
Contract revenue	39,853	47,571	33,603	(7,718)	13,968
Software maintenance revenue	6,351	4,921	3,442	1,430	1,479
Product revenue	18,960	14,405	12,873	4,555	1,532

Total Space Communications Systems	65,164	66,897	49,918	(1,733)	16,979
Elimination of intersegment sales	(9,900)	(10,446)	(7,786)	546	(2,660)

Total revenue	$159,933	$160,170	$128,654	$(237)	$31,516

Cost of revenue:
Government Systems
Contract & software maintenance cost of revenue	$64,631	$58,795	$54,155	$(5,836)	$(4,640)
Commercial Systems
Contract & software maintenance cost of revenue	16,078	13,556	11,784	(2,522)	(1,772)
Space Communications Systems
Contract & software maintenance cost of revenue	26,091	28,327	20,992	2,236	(7,335)
Product cost of revenue	9,249	7,940	7,163	(1,309)	(777)

Total Space Communications Systems	35,340	36,267	28,155	927	(8,112)
Elimination of intersegment cost	(9,900)	(10,446)	(7,786)	(546)	2,660

Total cost of revenue	$106,149	$98,172	$86,308	$(7,977)	$(11,864)

Gross profit:
Government Systems	$17,638	$24,808	$13,500	$(7,170)	$11,308
Gross Margin	21.4%	29.7%	20.0%
Commercial Systems	6,322	6,560	7,083	(238)	(523)
Gross Margin	28.2%	32.6%	37.5%
Space Communications Systems	29,824	30,630	21,763	(806)	8,867
Gross Margin	45.8%	45.8%	43.6%

Total gross profit	$53,784	$61,998	$42,346	$(8,214)	$19,652

Gross Margin	33.6%	38.7%	32.9%

Operating expense:
Government Systems	$21,161	$17,623	$11,080	$(3,538)	$(6,543)
Commercial Systems	7,341	5,305	6,077	(2,036)	772
Space Communications Systems	25,179	13,974	8,297	(11,205)	(5,677)

Total operating expense	$53,681	$36,902	$25,454	$(16,779)	$(11,448)

Operating income:
Government Systems	$(3,523)	$7,185	$2,420	$(10,708)	$4,765
Operating margin	-4.3%	8.6%	3.6%
Commercial Systems	(1,019)	1,255	1,006	(2,274)	249
Operating margin	-4.5%	6.2%	5.3%
Space Communications Systems	4,645	16,656	13,466	(12,011)	3,190
Operating margin	7.1%	24.9%	27.0%

Total operating income	$103	$25,096	$16,892	$(24,993)	$8,204

Operating margin	0.1%	15.7%	13.1%
Other income, net	(31)	211	2,236	(242)	(2,025)
Income before income taxes	72	25,307	19,128	(25,235)	6,179
Provision for income taxes	(1,033)	7,133	6,302	8,166	(831)

Net income	$1,105	$18,174	$12,826	$(17,069)	$5,348

[1]

We identified and recorded adjustments related to prior periods that decreased cost of revenues and increased selling, general and administrative expense by approximately $0.8 million per quarter relating to the third and fourth quarters of fiscal year 2008. We have concluded that these corrections are immaterial to the fiscal year 2008 financial statements. These reclassifications did not impact net income or net income per share.

Fiscal Year Ended September 25, 2009 (Fiscal Year 2009) Compared To Fiscal Year Ended September 30, 2008 (Fiscal Year 2008)

Revenue

Consolidated revenue decreased slightly from $160.2 million in fiscal year 2008 to $159.9 million in fiscal year 2009. The decrease in revenue primarily related to the following:

Government Systems revenue was $82.3 million in fiscal year 2009, a decrease of $1.3 million, or 1.6%, compared to $83.6 million in fiscal year 2008. In fiscal year 2009, our Government Systems segment represented 51.4% of total revenue, compared to 52.2% in fiscal year 2008. Included in contract service revenue is a revenue rate reserve of $3.9 million established during the fourth quarter of fiscal year 2009, offset by increases in contract services revenue from performance on contract work. Revenue from our Government Systems cost-plus contracts are driven by pricing based on cost incurred to perform services under contracts with the U.S. government. Cost-based pricing is determined under the Federal Acquisition Regulation, which provides guidance on the types of costs that are allowable in establishing prices for goods and services and allowability and allocability of costs to contracts awarded by the U.S. government. We have incurred allocable costs that we believe are allowable and reimbursable under our cost-plus-fee contracts, and are included in our revenue. These costs are subject to audit by the Defense Contract Audit Agency (“DCAA”); therefore revenue recognized on our cost-plus contracts is subject to adjustment upon audit by the DCAA. In late October, we received an unexpected notice from the DCAA indicating that it was disallowing a majority of our product development costs for reimbursement. This caused us to increase our revenue reserve to $3.9 million based on the potential risk of unfavorable audit adjustment. We are discussing this issue with the DCAA and, while no assurance can be given, we are hopeful of recovering some or all of this reserve amount in future periods. Audits by the DCAA have been completed on our contracts and subcontracts through the year ended September 30, 2005.

Increases in our contract services revenue from performance on contract work relate to a $7.6 million increase due to an increase in work scope, the utilization of significant equipment in the performance of the work scope, and level of effort on existing contract work with the United States Air Force. During fiscal year 2009, we received a written acknowledgement from a customer that they will seek additional funding for amounts that have exceeded the contract funding on a large United States Air Force contract. This expected increase in funding plus increases in work scope resulted in an increase in contract services revenue of $2.3 million on this contract. Offsetting these increases was a decrease in contract services revenue of $2.6 million relating to several civilian programs that have been completed or that are almost complete and a decrease of $4.9 million relating to a sub contract with the United States Air Force that is almost complete. Revenue from software maintenance revenue increased by $0.2 million.

Commercial Systems revenue was $22.4 million in fiscal year 2009, an increase of $2.3 million, or 11.4%, compared to $20.1 million in fiscal year 2008. In fiscal year 2009, our Commercial Systems segment represented 14.0% of total revenue, compared to 12.6% in fiscal year 2008. The increase was attributable to a $1.4 million increase from software maintenance revenue and a $0.9 million increase in contract services revenue. Revenue from software maintenance agreements increased $0.8 million from our Command & Control division and $0.6 million from our Integral Systems Europe S.A.S subsidiary. Contract services revenue increased as a result of three new contracts and increases in level of efforts on several contracts from our Command and Control division, which resulted in a $5.9 million increase. This increase was offset by decreases of $1.9 million in our Command and Control division relating to contract services work that was completed or had a decreased level of effort in fiscal year 2009 and by $1.0 million relating to two contracts with a customer that filed for bankruptcy. Because of our concern over collection from this customer, we recognized minimal revenue with respect to these two contracts during the third and fourth quarters of fiscal year 2009 relating to maintenance services already paid for by the customer. Contract service revenue decreased by $1.3 million from Integral Systems Europe S.A.S. due to several contracts for which we have deferred the recognition of revenue until the post contract support service begins. In addition, contract services revenue from Newpoint decreased $0.6 million due to a lower volume of product shipments.

Space Communications Systems revenue was $65.2 million in fiscal year 2009, a decrease of $1.7 million, or 2.6%, compared to $66.9 million in fiscal year 2008. In fiscal year 2009, our Space Communications Systems segment represented 40.7% of total revenue, compared to 41.8% in fiscal year 2008. The decrease was attributable to a $7.7 million decrease in contract services revenue, offset by a $4.6 million increase from product revenue and a $1.4 million increase from software maintenance revenue. Contract services revenue decreased by $7.4 million from our

RT Logic operation due to the near completion of three large contracts that had contributed a significant amount of revenue during fiscal year 2008. In addition, contract services revenue decreased $0.3 million from SAT because approximately ten contracts had work scope in fiscal year 2008, but were completed in fiscal year 2009, and no equivalent contracts were awarded during fiscal year 2009. Product revenue increased $5.7 million from RT Logic due to seven large contracts completed in fiscal year 2009 and $0.4 from SAT due to an increase in volume of product shipments, offset by a decrease of $1.5 million from Lumistar due to a decline in the commercial aircraft industry market as a result of the economy. Revenue from software maintenance agreements increased $1.4 million, primarily due to a $1.2 million increase from RT Logic and $0.2 million from SAT.

Gross Profit

Our gross profit can vary significantly depending on the type of product or service provided. Generally, license and maintenance revenue related to the sale of our commercial off-the-shelf software products have the highest gross margins due to minimal incremental costs to produce them. By contrast, gross margin for equipment and subcontractor costs are typically lower. Engineering service gross margin is typically in the 20% range or higher.

Gross profit was $53.8 million in fiscal year 2009, a decrease of $8.2 million, or 13.2%, compared to $62.0 million in fiscal year 2008. The decrease in gross profit in fiscal year 2009 was attributable to our Government Systems and Space Communications Systems segments. Gross margin for fiscal year 2009 was 33.6% compared to 38.7% in fiscal year 2008. The decrease in gross margin in fiscal year 2009 was primarily attributable to Government Systems and Commercial Systems segments.

Government Systems gross profit was $17.6 million in fiscal year 2009, a decrease of $7.2 million, or 28.9%, compared to $24.8 million in fiscal year 2008. Gross profit from contract services decreased by $7.4 million, which was offset by an increase in gross profit of $0.2 million from software maintenance. Contract services gross profit decreased $3.9 million relating to the establishment of a revenue reserve, as discussed in “Revenue,” $2.5 million relating to five civilian programs that are almost complete and $1.2 million from the near completion of work scope on a sub contract with the United States Air Force. In addition, $1.8 million in higher facility expense was incurred in fiscal year 2009 due to a loss recognized relating to our Lanham facilities and the new corporate headquarters (see Operating Expense for further details). Offsetting these decreases is an increase in gross profit of $1.7 million relating to increases in work scope and level of effort on existing contract work with the United States Air Force and an increase of $0.5 million relating to the large United States Air Force contract noted above, for which an increase in revenue was realized relating to an increase in work scope and an increase in the funding amount on this contract for certain work. Gross margin was 21.4% in fiscal year 2009 compared to 29.7% in fiscal 2008. The decrease in gross margin was primarily attributable to the revenue reserve and a shift to lower margin work scope relating to a contract with the United States Air Force.

Commercial Systems gross profit decreased slightly by $0.2 million in fiscal year 2009 compared to fiscal year 2008. Gross profit decreased by $1.6 million from contract services, which was offset by an increase from software maintenance of $1.4 million. Gross profit decreased $2.2 million in our Command and Control division relating to contract services work that was completed or had decreased level of effort in fiscal year 2009 and due to two contracts with a customer in our Command and Control division that filed for bankruptcy. Because of our concern over collection from this customer, minimal revenue was recognized with respect to those contracts during our third and fourth quarters of fiscal year 2009 and an allowance for bad debt of $1.1 million was established during fiscal year 2009. In addition, $0.2 million in higher facility expense was incurred by the Command and Control division in fiscal year 2009 due to a loss recognized relating to vacating our Lanham facilities upon our move to our new corporate headquarters (see Operating Expense for further details). Gross profit from contract services decreased $0.7 million from our Integral Systems Europe S.A.S subsidiary and our $0.4 million from our Newpoint subsidiary due to decrease in revenue. Offsetting these decreases was an increase in gross profit of $2.7 million from contract services attributable to three new contracts and increases in level of efforts on several contracts from our Command and Control division, as mentioned above. Gross margin was 28.2% in fiscal year 2009 compared to 32.6% in fiscal year 2008. The decrease in gross margin was primarily attributable to the bad debt reserve recognized relating to a customer that filed for bankruptcy.

Space Communications Systems gross profit was $29.8 million in fiscal year 2009, a decrease of $0.8 million, or 2.8%, compared to $30.6 million in fiscal year 2008. The decrease was attributable to a $5.5 million decrease in contract services gross profit, offset by a $2.7 million increase from product gross profit and a $2.0 million increase in software maintenance gross profit. Contract services gross profit decreased by $3.6 million from our RT Logic operation due to the near completion of three large contracts that had contributed a significant amount of revenue during fiscal year 2008 and due to a new contract with a civilian government agency that is generating a $0.7 million negative gross profit. In addition, contract services gross profit decreased $0.7 million from SAT due to approximately ten contracts that had work scope in fiscal year 2008, but were completed in fiscal year 2009, and no equivalent contracts were awarded during fiscal year 2009, $0.8 million due to an increase in equipment expense related to contract hardware equipment requirements, and $0.5 million due to expenses incurred in fiscal year 2009 relating to the replacement of equipment on a contract for which work had previously been completed. Gross profit from product shipments increased by $3.8 million from RT Logic due to seven large contracts completed in fiscal year 2009, offset by a decrease of $0.7 million from Lumistar relating to the decline in revenue and $0.4 million from SAT due to lower margin product shipments in fiscal year 2009 compared to fiscal year 2008 and a contract on which the cost to deliver the product to a customer located outside of the U.S. was higher than anticipated. Gross profit from software maintenance agreements increased $1.7 million from RT Logic and $0.3 million from SAT. Gross margin remained unchanged in fiscal year 2009 at 45.8% from fiscal year 2008.

Operating Expenses

Operating expenses were $53.7 million in fiscal year 2009, an increase of $16.8 million, or 45.4%, compared to $36.9 million in fiscal year 2008. This increase related to higher professional services fees, salary and personnel -related expenses, including severance and stock based compensation, facility expense, research and development expense, and expenses relating to the start up of Integral Systems Limited and the acquired satID product line. Professional services fees increased $4.6 million due to accounting fees incurred in fiscal year 2009 relating to the 2008 financial statement audit, higher legal fees, and higher professional services fees associated with infrastructure development projects and compliance related activities. Salary and personnel-related expenses increased $4.3 million due to an increase in support and infrastructure headcount, offset by a decrease in bonus expense due to fiscal year 2009 results not meeting the bonus plan requirements. Stock-based compensation increased $2.4 million, net of forfeiture expenses relating to employees severed during fiscal year 2009. During fiscal year 2009, we incurred a $1.0 million increase in severance restructuring expenses relating to personnel actions taken in 2009 compared to fiscal year 2008. Facilities expense increased $1.4 million during fiscal year 2009 due to lease loss recognized relating to our vacating the Lanham facilities upon the move to our new corporate headquarters in Columbia, Maryland, which resulted in higher facility expense. The facilities in Lanham, Maryland, the previous location of our corporate headquarters, have not been sublet. We anticipate that we will be able to sublease one of the Lanham, Maryland facilities during the second quarter of fiscal year 2010 and the other facility by June 2010; therefore an anticipated loss was recognized for the approximate period of vacancy and the estimated sublease shortfall. As a result of our maintaining these two locations, facility maintenance expense increased by $0.5 million. Research and development expense increased $1.2 million in fiscal year 2009 compared to fiscal year 2008. We incurred $0.6 million relating to the establishment of Integral Systems Europe Limited in the United Kingdom and $0.4 million relating to satID consulting and general and administrative expense.

Government Systems operating expenses were $21.2 million in fiscal year 2009, an increase of $3.5 million, or 20.0%, compared to $17.6 million in fiscal year 2008, due to increases in corporate expenses of $3.0 million, $0.2 million in facility expense, $0.4 million in severance expenses, and $0.1 million in stock based compensation expense. Offsetting these increases was a decrease of $0.1 million in bonus expense.

Commercial Systems operating expenses were $7.3 million in fiscal year 2009, an increase of $2.0 million, or 38.5%, compared to $5.3 million in fiscal year 2008. The increase was attributable to an increase in corporate expenses of $1.2 million and the $0.6 million expense incurred relating to the establishment of Integral Systems Europe Limited in the United Kingdom.

Space Communications Systems operating expenses were $25.2 million in fiscal year 2009, an increase of $11.2 million, or 80.2%, compared to $14.0 million in fiscal year 2008. The increase was attributable to an increase in corporate expenses of $10.2 million, an increase of $0.6 million in salary and related expense due to an increase in headcount, and an increase of $0.4 million relating to the satID division, which was acquired in the second quarter of fiscal year 2009.

Income Tax Expense

We recorded an income tax benefit of $1.0 million in fiscal year 2009 and income tax expense of $7.1 million in fiscal year 2008. Included in fiscal year 2009 are discrete benefits of approximately (i) $0.7 million related to the settlement of our U.S. income tax audit for the years ending September 30, 2003 through 2006, (ii) $0.1 million related to tax returns filings in the period that reflected lower tax expense than previously recorded and (iii) $0.2 million relating to a research and development tax credit for expenditures incurred in fiscal year 2008. This credit was recognized in the first quarter 2009 due to a retroactive extension of the tax credit passed by Congress in October 2008. Included in fiscal year 2008 income tax expense was a $1.8 million non-recurring tax credit for tax deductible research and development expenditures that were incurred in prior years and other discrete benefits of $0.3 million. The effective tax rates, excluding these discrete benefits, for fiscal year 2009 and fiscal year 2008 were -9.0% and 35.5%, respectively. The decrease in the effective tax rate excluding discrete items was due to (i) a decrease in the pre-tax income for the year that impacted the overall effective tax rate and (ii) an increase in the tax credits for research and experimental expenditures over the prior year as Congress had not yet extended the credit. We established a valuation allowance in certain foreign jurisdictions where management believes it is not more likely than not that the deferred tax assets will be realized.

Net Income

Net income was $1.1 million in fiscal year 2009 as compared to $18.2 million in fiscal year 2008. The decrease in net income is related to the revenue rate reserve and an increase in equipment cost recognized in our Government Systems segment, a bad debt allowance recognized in our Commercial Systems segment, and higher operating expense, offset by a decrease in the provision for income taxes.

Fiscal Year Ended September 30, 2008 (Fiscal Year 2008) Compared To Fiscal Year Ended September 30, 2007 (Fiscal Year 2007)

Revenue

Fiscal year 2008 consolidated revenue increased 24.5% to $160.2 million as compared to $128.7 million in fiscal year 2007. The increase in revenue primarily related to the following:

Government Systems revenue was $83.6 million in fiscal year 2008, an increase of $15.9 million or 23.6%, compared to $67.7 million in fiscal year 2007. In fiscal year 2008, our Government Systems segment represented 52.2% of total revenue, compared to 52.6% in fiscal year 2007. The increase in revenue was attributable to a $15.4 million increase in contract services revenue and a $0.5 million increase from software maintenance revenue. The increase in contract services revenue in this segment in fiscal year 2008 was primarily attributable to $11.7 million from the GPS OCX (Next Generation Control Segment) contract with Northrop Grumman Corporation, which was awarded during the first quarter of fiscal year 2008, an increase of $4.2 million in level of effort on two large government contracts in fiscal year 2008 compared to fiscal year 2007 and revenue increases of $1.4 million from our contracts relating to national programs. Partially offsetting these increases was a decrease in revenue of $1.7 million relating to a civilian program that was completed during the first quarter of fiscal year 2008.

Commercial Systems revenue was $20.1 million in fiscal year 2008, an increase of $1.2 million or 6.3%, compared to $18.9 million in fiscal year 2007. In fiscal year 2008, our Commercial Systems segment represented 12.6% of total revenue, compared to 14.7% in fiscal year 2007. The increase was attributable to a $1.2 million from software maintenance revenue from our Command and Control division.

Space Communications Systems revenue was $66.9 million in fiscal year 2008, an increase of $17.0 million or 34.0%, compared to $49.9 million in fiscal year 2007. In fiscal year 2008, our Space Communications Systems segment represented 41.8% of total revenue, compared to 38.8% in fiscal year 2007. The increase was attributable to a $14.0 million increase in contract services revenue, a $1.5 million increase from product revenue, and a $1.5 million increase from software maintenance revenue. The increase in contract services revenue for this segment was primarily attributable to new contracts and an increase in work scope on an existing government contract held by our RT Logic subsidiary, which resulted in a $12.0 million increase, and several government contracts held by our SAT subsidiary, which resulted in a $2.0 million increase. Revenue increased from product shipments to customers from our Lumistar subsidiary and software maintenance revenue increased from our RT Logic subsidiary

We ended fiscal year 2008 with a backlog of $221.4 million as compared to $250.5 million at the end of fiscal year 2007. A significant portion of this backlog relates to our Government Systems segment. Our Government contracts are typically larger in terms of contract value and extend for longer periods of completion than our Commercial and Space Communications Systems contracts. Because our Commercial and Space Communications Systems contracts are typically smaller in dollar volume and shorter in duration, they generally do not have a significant effect on backlog. Many of our contracts are multi-year contracts and contracts with option years, and portions of these contracts are carried forward from one year to the next as part of our contract backlog. Our total contract backlog represents management’s estimate of the aggregate unearned revenues expected to be earned by us over the life of all of our contracts, including option periods. Because many factors affect the scheduling of projects, we cannot predict when revenues will be realized on projects included in our backlog. In addition, although contract backlog represents only business where we have written agreements with our customers, it is possible that cancellations or scope adjustments may occur.

Gross Profit

Our gross profit can vary significantly depending on the type of product or service provided. Generally, license and maintenance revenues related to the sale of our COTS software products have the highest gross margins due to minimal incremental costs to produce. By contrast, gross margins for equipment and subcontractor costs are typically lower. Engineering services gross margins are typically in the 20% range or higher.

Gross profit was $62.0 million in fiscal year 2008, an increase of $19.7 million, or 46.4%, compared to $42.3 million in fiscal year 2007. Gross margin for fiscal year 2008 was 38.7% compared to 32.9% in fiscal year 2007. The increase in gross profit and gross margin in fiscal year 2008 was primarily attributable to our Government Systems and Space Communications Systems.

Government Systems gross profit was $24.8 million in fiscal year 2008, an increase of $11.3 million, or 83.8%, compared to $13.5 million in fiscal year 2007. Gross profit from contract services increased by $10.8 million and increased $0.5 million from software maintenance. The increase in gross profit from contract services was primarily attributable to a $4.9 million increase from the GPS OCX (Next Generation Control Segment) contract, $5.0 million from two large government contracts, and $1.2 million from national programs contracts. Gross margin was 29.7% in fiscal year 2008 compared to 20.0% in fiscal 2007. The increase in gross margin was primarily attributable to increases in the sales of higher margin license revenue on the GPS OCX contract.

Commercial Systems gross profit was $6.6 million in fiscal year 2008, a decrease of $0.5 million, or 7.4%, compared to $7.1 million in fiscal year 2007. Gross profit from contract services decreased by $1.7 million, offset by a $1.2 million increase from software maintenance. The decrease in gross profit from contract services was primarily attributable to the completion of contract services work on existing contracts and fewer new contracts during fiscal year 2008 compared to fiscal year 2007 from our Command and Control division. Gross margin was 32.6% in fiscal year 2008 compared to 37.5% in fiscal year 2007. The decrease in gross margin was primarily attributable to higher overhead support costs.

Space Communications Systems gross profit was $30.6 million in fiscal year 2008, an increase of $8.9 million, or 40.7%, compared to $21.7 million in fiscal year 2007. The increase in gross profit was primarily attributable to the increases in revenue in this segment. Gross margin was 45.8% in fiscal year 2008 compared to 43.6% in fiscal year 2007. The increase in gross margin was primarily attributable to an increase in the number of high margin contracts in fiscal year 2008 compared to fiscal year 2007.

Operating Expenses

Fiscal year 2008 operating expenses increased 45.0% to $36.9 million as compared to $25.5 million in fiscal year 2007. The increase was primarily attributable to higher labor and related expenses due to an increase in support and infrastructure headcount and higher professional services fees, including accounting fees, legal fees associated with ITAR compliance, professional fees associated with infrastructure development projects, and professional fees associated with compliance-related activities.

Government Systems operating expenses increased by $6.6 million for fiscal year 2008 compared to fiscal year 2007 principally due to an increase in the allocation of corporate SG&A expenses and higher salary and related expense for marketing and business development activities.

Commercial Systems operating expenses decreased by approximately $0.8 million for fiscal year 2008 compared to fiscal year 2007 due to an increase in the allocation of corporate SG&A expenses.

Space Communications Systems operating expenses for fiscal year 2008 increased by approximately $5.7 million compared to fiscal year 2007. The increase is primarily attributable to higher salary and related expense, due to an increase in headcount and higher professional fees relating to legal services associated with our ITAR compliance program development, offset by lower intangible asset amortization expense.

Other Income, Net

Other income, net decreased by $2.0 million in fiscal year 2008 compared to fiscal year 2007, mostly due to lower interest income on marketable securities and overnight investments. The decrease in interest income in marketable securities was due to the sale of $40.7 million of marketable securities during the fourth quarter 2007. The proceeds from this sale were used to purchase shares of our common stock in a tender offer. Additionally, during the second quarter 2008, we used $23.5 million of cash to repurchase shares of our common stock from Fursa Alternative Strategies, LLC, which decreased the amount of cash available for overnight investment.

Income Tax Expense

We recorded income tax expense of $7.1 million in fiscal year 2008 and $6.3 million in fiscal year 2007. Included in fiscal year 2008 income tax expense is $1.8 million of non-recurring tax credit for tax deductible research and development expenditures that were incurred in prior fiscal years. We have filed amended tax returns associated with this tax credit. The increase in income tax expense was primarily due to an increase in taxable income. The effective tax rates, net of the R&D tax credit for fiscal year 2008 and fiscal year 2007 were 28.2% and 32.9%, respectively.

Net Income

Net income was $18.2 million in fiscal year 2008 as compared to $12.8 million in fiscal year 2007. The increase in net income in fiscal year 2008 as compared to fiscal year 2007 primarily related to higher operating income and the R&D tax credit.

Fiscal Year 2010 Outlook

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

We primarily derive our revenues from customers in the aerospace and defense industry and, to a lesser extent, customers in other industries such as telecommunications and media. The aerospace and defense community is comprised of major government operations (including defense, civil, and homeland security), and large-scale commercial operators including satellite operators, communications companies and other media companies.

A significant portion of our revenue is derived from contracts and subcontracts funded by the U.S. government, which are subject to the budget and funding process of the U.S. government. During fiscal year 2009, the timing of receipt of funding increases on our existing contracts and subcontracts with the U.S. government was delayed in comparison to historical timeframes. Furthermore, the award of new contracts and subcontracts with the U.S. government has not occurred within the timeframes initially anticipated. As a result of these delays, and the substantial completion of work on several existing contracts, our backlog has declined since the end of fiscal year 2008.

Fiscal year 2010 results are anticipated to be significantly improved over fiscal year 2009 due to an increase in revenue from higher gross margin product sales, new or expanded contract awards that were awarded at the end of fiscal year 2009, including the extension of the period of performance on several of our critical government contracts into fiscal year 2013, and lower Selling, General and Administrative (“SG&A”) expense as a percent of sales. We estimate annual revenue will increase between 7 and 9 percent above fiscal year 2009 revenue and our earnings are expected to benefit from ongoing efforts to trim operating expenses and the absence of a number of non-recurring and one-time expenses recorded in fiscal year 2009.

In the first quarter of fiscal year 2010, we initiated plans to launch a new line of business to offer global satellite communications (“SATCOM”) network operations management services to address the growing needs of satellite operators, resellers, users, and regulators of satellite and satellite-interfaced networks worldwide. This new line of business leverages our current product offerings and is anticipated to provide a significant new revenue stream in future years. The investment in this new line of business is expected to reduce EPS for fiscal year 2010 by approximately $0.07 per share.

Liquidity and Capital Resources

We have been routinely profitable on an annual basis and have generally financed our working capital needs through funds generated from income from operations, supplemented by borrowings under our general line of credit facility with a commercial bank when necessary.

For fiscal year 2009, operating activities used $3.3 million of cash, primarily as a result of an increase in unbilled revenue, accounts receivable, and inventory and due to decreases in accounts payable and deferred revenue. Offsetting this increase was net income, depreciation and amortization, stock based compensation, and decreases in lease incentive receivables and leasehold improvement allowance related to our new Columbia facility, deferred contract costs, and income taxes receivable. We invested $11.0 million to acquire the satID product line from QinetiQ Limited and $12.2 million to purchase fixed assets (principally leasehold improvements and new computers and equipment) at our new corporate headquarters, including a $7.4 million leasehold improvement allowance from our landlord. We received proceeds of $12.5 million from the sale-leaseback transaction of our RT Logic facility. Our financing activities provided $5.3 million in cash from borrowings under our line of credit that we used to acquire the satID product line and $0.1 million in proceeds from the issuance of common stock due to the exercise of stock options. We used $0.2 million for payments on our capital lease obligations.

For fiscal year 2008, operating activities provided us with $10.9 million of cash, primarily as a result of net income, depreciation and amortization, accounts receivable, accrued expenses, deferred revenue balances, and stock based compensation expense. Partially offsetting our cash from operations were higher unbilled revenue, deferred contract cost, income tax receivable, and inventory. We invested $4.7 million to purchase fixed assets (principally leasehold improvements and new computers and equipment). Restricted cash decreased $0.5 million due to a decrease in the amount of restricted cash relating to customer projects for which work was completed. Our financing activities included the use of $23.5 million in cash to repurchase shares of our common stock from Fursa Alternative Strategies, LLC, and we received $6.6 million in proceeds from the issuance of common stock upon exercise of stock options.

For fiscal year 2007, operating activities provided us $13.6 million of cash primarily as a result of net income, depreciation and amortization, accounts payable, and billing in excess of revenue, partially offset by higher accounts receivable balances. We generated $35.5 million in investing activities while using $49.8 million for financing activities. Included in our investing activities was $40.7 million for the sale of marketable securities, primarily to convert such investments to cash in order to repurchase shares of our common stock in the September 2007 tender offer, partially offset by $1.4 million for the purchase of fixed assets (principally new computers and equipment). Included in our financing activities is $51.9 million to repurchase shares of our common stock, primarily related to the repurchase of shares of our common stock in the tender offer in September 2007.

We have a line of credit agreement, that permits unsecured borrowing of up to $25.0 million, including a sub-facility of $10 million for the issuance of letters of credit. Any borrowings under the facility will accrue interest at the one-month London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 1.25% to 2.25% depending on our ratio of funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”). We are required to pay a quarterly fee on the undrawn amount of the facility, at a rate of 0.20% to 0.25% per annum, depending on our ratio of funded debt to EBITDA. The credit agreement has certain financial covenants, including the maintenance of a maximum ratio of funded debt to EBITDA of 2.5 to 1.0 and a minimum fixed charge coverage ratio of 1.25 to 1, and expires on December 31, 2010. The credit agreement contains customary covenants, including affirmative covenants that require, among other things, certain financial reporting by us, and negative covenants that, among other things, restrict our ability to incur additional indebtedness, incur encumbrances on assets, reorganize, consolidate or merge with another company, or make acquisitions, or stock repurchases. We are not in default of our covenants as of September 25, 2009, nor are we close to not meeting any of our financial covenants. The credit agreement also contains customary events of default, including cross-default provisions to certain of our other debt facilities. Failure comply with such covenants, or the occurrence of any other event of default, could result in the acceleration of our loans or other financial obligations under the credit agreement and the termination of the facility. The availability of loans and letters of credit under the facility is subject to customary conditions, including the material accuracy of certain representations and warranties and no default continuing under the credit agreement. As of September 25, 2009, we had outstanding borrowings of $5.3 million on the line of credit and $2.7 million on the sub-facility for the issuance of letters of credit.

We have a master lease agreement and progress payment agreement for a capital equipment lease facility (the “facility”) with Banc of America Leasing & Capital, LLC (“BALC”). Under the facility, we may borrow up to $7.0 million for the purchase of new furniture, fixtures and equipment (“new assets”). Under the progress payment agreement, BALC will advance funding for new assets. No principal payments will be due on such borrowings, and interest will accrue at one-month LIBOR, plus 1.5%, payable monthly in arrears. As of September 25, 2009, we had executed two capital leases in the amounts of $2.8 million and $3.2 million, with a lease rate factor of 1.62%, and 1.61%, respectively, and we had $132 thousand advance payment from BALC under the progress payment agreement. The lease term is 72 months from the lease commencement date, with monthly lease payments (representing the payment of principal and interest on the borrowed amount) calculated based on a lease rate factor as defined under the facility. The lease rate factor is based on the three-year swap index as quoted in the Bloomberg Daily Summaries as of the lease commencement date.

During fiscal year 2007, we paid $3.1 million in dividends. On December 5, 2007, the Board decided to cease the payment of dividends for the foreseeable future beginning with fiscal year 2008 and future years in order to maximize our ability to invest in future R&D, marketing, and business development efforts and strategic acquisition efforts that, in the Board’s opinion, will result in a greater return for our shareholders. As we contemplate these strategic efforts to grow our Company, the Board will continue to evaluate the most effective measures that it can take to maximize shareholder value.

We currently anticipate that our current cash balances, amounts available under our line of credit, and net cash provided by operating activities, including the amounts in our unbilled revenues relating to our government cost-plus contracts that we are now able to invoice relating to fiscal years 2008 and 2009, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Subsequent to September 25, 2009, we received approval to invoice $7.0 million that had been included in our unbilled revenue balances relating to our government cost-plus contracts.

Contractual Commitments

The following tables reflect our contractual obligations and other commitments as of September 25, 2009 (amounts in thousands):

	Payments Due by Period
	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Contractual Obligations:
Operating leases	$73,343	$7,182	$14,508	$14,404	$37,249
Capital leases	7,099	1,242	2,459	2,397	1,001

Total	$80,442	$8,424	$16,967	$16,801	$38,250

	Amount of Commitment Expiration Per Period
	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Other Commitments:
Letters of credit	$2,674	$2,334	$340	$—	$—

Off-Balance Sheet Arrangements

We have no “off-balance sheet arrangements” as such term is defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 25, 2009, virtually all of our contracts were denominated in U.S. dollars, and we did not have any outstanding hedge agreements. We had $5.3 million in outstanding borrowings under our line of credit and $2.7 million in outstanding borrowings under our sub-facility as of September 25, 2009. In addition, we had borrowings of $6.0 million under the master lease agreement and progress payment agreement for a capital lease facility as of September 25, 2009. Our market risk exposure to changes in interest rate is principally in the United States. A hypothetical interest rate change of 1% on our bank credit facility and our master lease agreement for the fiscal year ended September 25, 2009 would have changed interest expense by approximately $80 thousand.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Integral Systems, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Integral Systems, Inc. and subsidiaries as of September 25, 2009 and September 30, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integral Systems, Inc. and subsidiaries at September 25, 2009 and September 30, 2008, and the consolidated results of its operations and its cash flows for the fiscal years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Integral Systems, Inc. and subsidiaries’ internal control over financial reporting as of September 25, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 9, 2009 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

December 9, 2009

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,

on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Integral Systems, Inc. and subsidiaries:

We have audited Integral Systems, Inc. and subsidiaries’ internal control over financial reporting as of September 25, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Integral Systems, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in (i) its application level internal controls over the recognition of revenue and related transactions and (ii) entity level controls over monitoring of the financial statement close and financial reporting processes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Integral Systems, Inc. and subsidiaries as of September 25, 2009 and September 30, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years then ended. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal year 2009 consolidated financial statements and this report does not affect our report dated December 9, 2009, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Integral Systems, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of September 25, 2009, based on the COSO criteria.

/s/ Ernst & Young LLP

McLean, Virginia

December 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Integral Systems, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Integral Systems, Inc., (“the Company”) for the year ended September 30, 2007. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting control included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures, as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

/S/ Bernstein & Pinchuk LLP

New York, NY
November 21, 2007

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 25, 2009	September 30, 2008
Assets
Current assets:
Cash and cash equivalents	$5,698	$15,026
Accounts receivable, net of allowance for doubtful accounts of $1,063 at September 25, 2009 and $9 at September 30, 2008, respectively	27,016	16,688
Unbilled revenues	37,028	18,656
Prepaid expenses and other current assets	1,256	2,542
Income tax receivable	12,361	4,782
Deferred contract costs	2,598	6,558
Inventory	9,994	7,237

Total current assets	95,951	71,489

Property and equipment, net	20,368	17,634
Goodwill	54,113	51,414
Intangible assets, net	6,711	—
Other assets	1,181	6,666

Total assets	$178,324	$147,203

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,771	$7,163
Accrued expenses	17,941	16,650
Deferred tax liability	7,347	—
Deferred revenues	12,373	12,403
Short-term debt	5,311	—

Total current liabilities	48,743	36,216

Deferred rent, non-current	8,460	—
Obligations under capital leases	5,163	—
Other non-current liabilities	955	946

Total liabilities	63,321	37,162

Commitment and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 80,000,000 shares authorized, and 17,331,796 and 17,246,034 shares issued and outstanding at September 25, 2009 and September 30, 2008, respectively	173	173
Additional paid-in capital	66,461	62,608
Retained earnings	48,354	47,249
Accumulated other comprehensive income	15	11

Total stockholders’ equity	115,003	110,041

Total liabilities and stockholders’ equity	$178,324	$147,203

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal year ended
	September 25, 2009	September 30, 2008	September 30, 2007
Revenue
Contract revenue	$129,178	$137,135	$110,777
Product revenue	18,597	14,278	12,400
Software maintenance revenue	12,158	8,757	5,477

Total revenue	159,933	160,170	128,654

Cost of revenue
Contract & software maintenance cost of revenue	97,254	90,323	79,619
Product cost of revenue	8,895	7,849	6,689

Total cost of revenue	106,149	98,172	86,308

Gross profit	53,784	61,998	42,346

Operating expense
Selling, general & administrative	49,131	33,585	23,007
Research & development	4,550	3,317	2,447

Total operating expense	53,681	36,902	25,454

Income from operations	103	25,096	16,892

Other income (expense), net	(31)	211	2,236

Income before income tax	72	25,307	19,128

(Benefit) provision for income taxes	(1,033)	7,133	6,302

Net income	$1,105	$18,174	$12,826

Weighted average number of common shares:
Basic	17,317	17,813	21,968
Diluted	17,370	18,008	21,986

Net income per share:
Basic	$0.06	$1.02	$0.58
Diluted	$0.06	$1.01	$0.58

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands of dollars, except share amounts)

	Number of shares	Common stock at par value	Additional paid-in capital	Retained Earnings	Accumulated other comprehensive	Total
Balance September 30, 2006	22,074,812	$220	$105,780	$36,538	$164	$142,702

Comprehensive income:
Net income	—	—	—	12,826	—	12,826
Realized gain on foreign currency exchange	—	—	—	—	(130)	(130)
Cumulative currency translation adjustment	—	—	—	—	(25)	(25)

Total comprehensive income	—	—	—	—	—	12,671
Stock issued upon exercise of stock options	482,712	6	4,862	—	—	4,868
Repurchase of common stock shares	(3,795,180)	(38)	(51,185)	(690)	—	(51,913)
Stock-based compensation	—	—	949	—	—	949
Tax benefit on the exercise of stock options	—	—	407	—	—	407
Dividends paid, $0.07 per share	—	—	—	(3,137)	—	(3,137)

Balance September 30, 2007	18,762,344	188	60,813	45,537	9	106,547

Comprehensive income:
Net income	—	—	—	18,174	—	18,174
Cumulative currency translation adjustment	—	—	—	—	2	2

Total comprehensive income	—	—	—	—	—	18,176
Stock issued upon exercise of stock options	613,634	6	6,547	—	—	6,553
Repurchase of common stock shares	(2,129,944)	(21)	(7,028)	(16,462)	—	(23,511)
Stock-based compensation	—	—	1,118	—	—	1,118
Tax benefit on the exercise of stock options	—	—	1,158	—	—	1,158

Balance September 30, 2008	17,246,034	173	62,608	47,249	11	110,041

Comprehensive income:
Net income	—	—	—	1,105	—	1,105
Cumulative currency translation adjustment	—	—	—	—	4	4

Total comprehensive income	—	—	—	—	—	1,109
Stock issued upon exercise of stock options	8,300	—	77	—	—	77
Stock-based compensation	—	—	3,560	—	—	3,560
Stock issued for Employee Stock Purchase Plan	77,462	—	695	—	—	695
Tax benefit on the exercise of stock options	—	—	(479)	—	—	(479)

Balance September 25, 2009	17,331,796	$173	$66,461	$48,354	$15	$115,003

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Fiscal year ended
	September 25, 2009	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net income	$1,105	$18,174	$12,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,328	2,569	2,980
Bad debt expense	1,060	(161)	(10)
Stock-based compensation	3,560	1,118	949
Tax benefit on the exercise of stock options	479	(1,195)	(407)
Provision for deferred income taxes	8,522	(360)	(480)
Changes in operating assets and liabilities
Accounts receivable	(10,894)	2,687	(6,591)
Unbilled revenues	(12,867)	(8,240)	444
Prepaid expenses and other current assets	(258)	601	(266)
Lease incentive and leasehold improvement allowance	9,343	—	—
Deferred contract costs	4,070	(6,558)	—
Inventories	(2,126)	(2,092)	(1,233)
Income taxes receivable	(8,119)	(2,137)	174
Accounts payable	(1,414)	(621)	3,504
Accrued expenses	93	5,430	(547)
Deferred revenue	(391)	1,781	2,298
Other	194	(89)	8

Net cash (used in) provided by operating activities	(3,315)	10,907	13,649

Cash flows from investing activities:
Acquisition of satID	(10,979)	—	—
Acquisition of fixed assets	(12,152)	(4,721)	(1,410)
Proceeds from the sale of property and equipment	12,515	—	10
Decrease in restricted cash	—	510	—
Proceeds from collections on notes receivable	—	200	195
Sales of marketable securities	—	—	40,717
Purchases of marketable securities	—	—	(3,122)
Construction of building	—	—	(891)

Net cash (used in) provided by investing activities	(10,616)	(4,011)	35,499

Cash flows from financing activities:
Proceeds from line of credit borrowings	19,811	—	—
Repayments of line of credit borrowings	(14,500)	—	—
Proceeds from issuance of common stock	77	6,553	4,867
Tax benefits of stock option exercises	(479)	1,195	407
Payments on capital lease obligations	(193)	(10)	—
Repurchase of common stock shares	—	(23,511)	(51,913)
Dividend payments	—	—	(3,136)

Net cash provided by (used in) financing activities	4,716	(15,773)	(49,775)

Net decrease in cash and cash equivalents	(9,215)	(8,877)	(627)
Effect of exchange rate changes on cash	(113)	9	(138)
Cash and cash equivalents—beginning of year	15,026	23,894	24,659

Cash and cash equivalents—end of year	$5,698	$15,026	$23,894

Supplemental disclosures of cash flow information:
Income taxes paid	$3,314	$10,011	$6,588
Interest expense paid	$132	$18	$29

Supplemental schedule of noncash investing and financing activities:

On January 21, 2009 a master agreement and progress payment for a capital equipment lease facility was signed. We had borrowings of $6,256 relating to purchases of property and equipment.

A capital lease obligation of $48 was incurred when we entered into a lease for new equipment in 2008.

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

1. Description of Business

Integral Systems, Inc. (the “Company”, “We”, “Us”, “Our”, “Integral Systems”), a Maryland corporation incorporated in 1982, provides complex solutions for satellite command and control, integration and test, data processing, signals analysis, and flight simulation. We design, develop, and integrate sophisticated solutions and provide services related to satellite ground systems and other communications and networking equipment. We believe that our integration capability is unique, as we have developed and own the key technologies used in our solutions. By controlling these pivotal technologies, we believe that we are able to provide solutions at significantly lower risk and cost on accelerated schedules as compared to our competitors. Since our founding in 1982, we have supported more than 200 different satellite missions for both commercial and government customers who perform communications, science, meteorology, and earth resource applications and our systems are utilized worldwide. Integral Systems’ state of the art technology, algorithms, signals processing and integration processes are based on a commercial model that we have used to bring efficiencies into the U.S. government market, which is now our largest source of revenue. We believe that our blend of commercial and government customers, mature systems integration methodologies, and mix of software and hardware products position us for sustained growth.

Effective with the first quarter of fiscal year 2009, it is now our practice to close our books and records on the Friday prior to the calendar quarter-end for interim periods. On August 5, 2009, we amended our by-laws to change our fiscal year end date to the last Friday in September. These changes were made to align our financial closing with our business processes. This change is effective beginning with fiscal year 2009, resulting in our fiscal year 2009 ending on September 25, 2009. During fiscal year 2009, the Company identified and recorded adjustments related to prior periods that increased revenues, pre-tax income, and net income by approximately $100,000, $300,000, and $175,000, respectively. We have concluded that these corrections are immaterial to the 2008 and 2009 annual financial statements and accordingly, retroactive adjustments to previously issued financial statements are unnecessary.

We are organized and report financially in three operating segments: Government Systems, Commercial Systems and Space Communications Systems. Through our Government Systems segment, we provide ground systems products and services to the U.S. federal government. It is currently our largest segment in terms of revenue and consists of our core command and control business for government applications. Its primary customer is the U.S. Air Force. Effective October 1, 2008, we realigned our Space Communications Systems segment to include the operations of our SAT subsidiary. The signal monitoring products sold by SAT are better aligned with the product offerings of the Space Communications Systems segment than in the Commercial Systems segment, where SAT was previously included. Results from the SAT subsidiary for fiscal year 2008 have been reclassified to conform to the presentation of fiscal year 2009. The reclassification does not modify the previously reported consolidated revenue, net income or earnings per share for fiscal year 2008. During the first quarter of 2010, we again realigned all three of our segments. See Note 16 for further details.

Through our Commercial Systems segment, we provide ground systems products and services to commercial enterprises and international organizations. It consists of our core command and control business for commercial applications and three of our wholly-owned subsidiaries, Newpoint Technologies, Inc. (“Newpoint”), Integral Systems Europe S.A.S. (“ISI Europe”), and Integral Systems Europe Limited (“ISE Limited”). Newpoint Technologies offers an integrated suite of monitor and control and network management products managing communications infrastructure—including satellite, terrestrial, internet, and broadcast customers. ISI Europe, in Toulouse, France, serves as the focal point for our ground systems business in Europe, the Middle East, and Africa for command and control, signal monitoring, interference detection and geolocation, and network management using the Integral Systems family of products. ISE Limited provides antenna systems and network integration capabilities to address telemetry, tracking, and control and earth systems integration for antenna and network systems and broadcast antenna and network systems in the global markets.

Our Space Communications Systems segment includes our wholly-owned subsidiary, Real Time Logic, Inc. (“RT Logic”), Lumistar, Inc. (“Lumistar”), a wholly-owned subsidiary of RT Logic, and SAT Corporation (“SAT”). RT Logic designs and builds satellite communications equipment and systems, primarily for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories, and military range operations. Lumistar provides system level and board level telemetry products. SAT offers a range of software products and turnkey systems for monitoring and detecting interference on satellite signals and terrestrial communications.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

Our structure allows us to address a wide variety of customer needs from complete turn-key installations to targeted technology insertions into existing systems. This provides us with the ability to capture margins at each point in the value chain – from products to solutions – driving a consolidated margin that we believe is higher than traditional government contractors.

2. Summary of Significant Accounting Policies

(a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses recognized during the reporting period. Significant estimates and judgments made by our management include: (i) estimates of profits and losses on contracts in process; (ii) recovery of long-term assets, including goodwill (see Note 6); (iii) accrual of estimated liabilities; and (iv) contingencies and litigation. Actual results could differ from those estimates.

(c) Reclassifications

We have made reclassifications of previously reported results, as follows:

i)	We identified and recorded adjustments related to prior periods that decreased cost of revenues and increased selling, general and administrative expense by approximately $0.8 million per quarter for each of the first three quarters of fiscal year 2009 and the third and fourth quarters of fiscal year 2008. We have concluded that these corrections are immaterial to the 2008 and 2009 financial statements.

ii)	Certain amounts for fiscal year 2007 were reclassified in fiscal year 2008 related to other expense of $0.4 million that was reclassified to selling, general, and administrative expense.

These reclassifications did not impact net income or net income per share.

(d) Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents. The carrying value of cash and cash equivalents approximated fair value.

(e) Restricted Cash

ISE Europe holds restricted cash at a depository institution related to (i) the building lease and (ii) customer projects in case of nonperformance. We do not currently have access to the cash and have classified it as restricted cash in our consolidated balance sheets with $28 thousand at September 25, 2009 and $26 thousand at September 30, 2008 recorded in long-term other assets as it relates to the building lease (the Company does not expect to have access to the cash until at least 2011) and $80 thousand at September 25, 2009 and $78 thousand at September 30, 2008 in prepaid and other current assets as it relates to customer projects that are expected to be completed within one year.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

2. Summary of Significant Accounting Policies (continued)

(f) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the amount invoiced and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses from the existing accounts receivable. We determine the allowance based on historical experience, review of specific accounts, and significant past due balances. Account balances are written off against the allowance after all reasonable means of collection have been exhausted and recovery is considered remote. The change in our allowance for doubtful accounts is shown in the table below (in thousands):

Balance at September 30, 2008	$9
Charges to cost and expenses	1,060
Write-offs	(6)

Balance at September 25, 2009	$1,063

Our allowance for doubtful accounts was not material as of September 30, 2007.

(g) Inventories

Inventories consist primarily of raw materials and finished goods (which include raw materials and direct labor). Inventories are valued at the lower of cost or market. We determine cost on the basis of the weighted average cost or first-in-first-out method. We did not have a reserve for obsolescence at September 25, 2009 or September 30, 2008. Inventories consist of the following:

	September 25, 2009	September 30, 2008
	(in thousands)
Finished goods	$268	$740
Work-in-process	2,076	840
Raw materials	7,650	5,657

Total	$9,994	$7,237

(h) Software Development Costs To Be Sold

We capitalize both purchased software that is ready for resale and costs incurred internally for software development projects from the time technological feasibility is established. Capitalized software development costs are reported at the lower of unamortized cost or estimated net realizable value. Upon the general release of the software to customers, capitalized software development costs for the products are amortized over the greater of the ratio of gross revenues to expected total revenues of the product or on the straight-line method of amortization over the estimated economic life of the product, which ranges from three to five years. We do not have any amount capitalized as of September 25, 2009.

(i) Property and Equipment

Property and equipment are stated at cost and depreciated using the straight line method based on the estimated useful lives, which are as follows:

Classification	Estimated Useful Lives
Software and computer equipment	5 Years
Electronic equipment	5 to 10 Years
Furniture and fixtures	10 Years
Leasehold improvements	Lesser of the life of the asset or estimated lease term
Building	39 Years
Capital leased assets	Lesser of the life of the asset or estimated lease term

Maintenance and repair costs that do not extend the lives of the assets are expensed as incurred, while replacements and betterments are capitalized. At the time properties are retired or otherwise disposed of, the property and related accumulated depreciation or amortization accounts are relieved of the applicable amounts and any resulting gain or loss is credited or charged to income.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

2. Summary of Significant Accounting Policies (continued)

(j) Software Development

During the fiscal year ended September 25, 2009 and September 30, 2008, we did not capitalize any amounts related to software development costs. As of September 30, 2008, all software development costs had been fully amortized. Amortization expense was $0.2 million and $0.8 million, respective, for the fiscal year ended September 30, 2008 and September 30, 2007.

(k) Impairment of Long-Lived Assets

We evaluate the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. We measure impairment based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. We determined that no impairment of long-lived assets existed at September 25, 2009 or September 30, 2008.

Assets to be disposed of would be separately presented in our consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would be no longer depreciated.

(l) Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net working capital property and equipment, and separately reportable intangible assets. The tangible assets, intangible assets, and goodwill acquired are then assigned to reporting units pursuant to Statement of Financial Accounting Standards, (“SFAS”) No. 141, “ Business Combinations, ” (ASC 805—Business Combinations). Goodwill is then tested for impairment at least annually for each reporting unit. We perform an impairment test annually or more often if circumstances indicate. The goodwill impairment test is performed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (ASC 350- Intangibles—Goodwill and Other). Step one of the goodwill impairment test involves comparing the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, no further testing is required. If the carrying value exceeds the fair value, a step two test must be performed. Step two includes estimating the fair value of all tangible and intangible assets (including intangible assets that may not be reflected on the company’s books). The fair value of goodwill is then estimated by subtracting the fair value of tangible and intangible assets from the fair value of the reporting unit determined in step one. The goodwill impairment is the excess of the recorded goodwill over the estimated fair value of goodwill. We have established our reporting units at one level below the segment level.

There are no active or inactive markets for our reporting units and accordingly, the valuation process is similar to the valuation of a closely-held company and considers valuation methods that are market-based, income-based, and cost-based. Income-based methods will generally include the use of a discounted cash flow method and market-based methods will generally include a guideline public company method and comparative merger and acquisition method. The application of valuation methods requires judgment regarding appropriate inputs and assumptions and results in our best estimate of the fair value of a reporting unit. As with any estimate, inputs and assumptions can be subject to varying degrees of uncertainty. Reasonable informed market participants can differ in their perception of value for a reporting unit, and, accordingly, these uncertainties cannot be fully resolved prior to engaging in an actual selling effort.

Effective August 5, 2009, we changed the date of our annual goodwill impairment testing to the first day of the fourth quarter. We believe the resulting change in accounting policy related to the annual testing date did not delay, accelerate, or avoid an impairment charge. We determined that the change in accounting policy related to the annual testing date is preferable under the circumstances and does not result in adjustments to our financial statements when applied retrospectively. See Note 6.

Intangible assets that have finite useful lives are amortized over those useful lives and evaluated for impairment whenever circumstances indicate. We determined that no impairment of recorded intangible assets existed at September 25, 2009 and September 30, 2008.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

2. Summary of Significant Accounting Policies (continued)

(m) Research and Development

Research and development costs are expensed as incurred in performing research and development activities. These costs are primarily comprised of salaries and benefits.

(n) Shipping and Handling Costs

We include costs related to shipping and handling in cost of revenue for all periods presented.

(o) Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended September 25, 2009, September 30, 2008, and 2007, was $0.4 million, $0.2 million, and $22 thousand, respectively.

(p) Revenue

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

We recognize software license arrangements that include significant modification and customization of the software in accordance with AICPA Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (ASC 985-605—Software—Revenue Recognition), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions by applying the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, (ASC 605-35—Revenue Recognition- Construction Type & Production Type Contracts). Such software license arrangements are generally included in our system build revenue, which is recognized using the percentage-of-completion method. Under the percentage-of-completion method, management estimates the percentage of completion based upon the costs incurred as a percentage of the total estimated costs to complete. When total cost estimates exceed revenue, we accrue for the estimated losses immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs.

Incentives and award payments are included in estimated total contract value used in the percentage-of-completion method when the realization of such amounts is deemed probable upon achievement of certain defined goals. Estimates of total contract revenue and costs are continuously monitored during the terms of the contracts and are subject to revision as the contracts progress. When revisions in estimated contract revenue and costs are determined, such adjustments are recorded in the period in which they are first identified. Revenue arrangements entered into with the same customer that are accounted for under SOP 81-1 are accounted for on a combined basis when they: (i) are negotiated as a package with an overall profit margin objective; (ii) essentially represent an agreement to do a single project; (iii) involve interrelated activities with substantial common costs; and (iv) are performed concurrently or sequentially. When we enter into multiple-element software arrangements, which may include any combination of hardware, software or services, we allocate the total revenue to be earned under the arrangement among the various elements based on their relative fair value. For software, and elements for which software is essential to the functionality, the allocation is based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value for all elements of an arrangement is based upon the normal pricing and

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

2. Summary of Significant Accounting Policies (continued)

discounting practices for those products and services when sold separately, and for software license updates and software support services it is based upon the rates when renewed. There may be cases in which there is VSOE of fair value of the undelivered elements but no such evidence for the delivered elements. In these cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered elements equals the total arrangement consideration less the aggregate VSOE of fair value of the undelivered elements. We have established VSOE on our post contract support services and recognize revenue on this element on a straight-line-basis over the period of performance. We recognize revenue on delivered elements only if: (i) any undelivered products or services are not essential to the functionality of the delivered products or services, (ii) we have an enforceable claim to receive the amount due in the event we do not deliver the undelivered products or services, (iii) there is evidence of the fair value for each undelivered product or service, and (iv) the revenue recognition criteria otherwise have been met for the delivered elements. Otherwise, revenue on delivered elements is recognized when the undelivered elements are delivered.

Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus an estimate of the applicable fees earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Revenue for general services or non-software product sales are recognized as work is performed or products delivered and amounts are earned in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”), (ASC 605-10—Revenue Recognition- Overall). We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectibility is reasonably assured. Depending on the specific contractual provisions and nature of the deliverable, revenue may be recognized on a straight-line-basis over the service period, on a proportional performance model based on level of effort, as milestones are achieved or when final deliverables/products have been delivered. Revenue arrangements entered into with the same customer that are accounted for under SAB 104 are accounted for on a combined basis when they are entered into at or near the same time or if contemplated at together unless it is clearly evident that the contracts are not related to one another.

Revenue includes reimbursements of travel and out-of-pocket expenses with equivalent amounts of expense recorded in other direct contract expenses. In addition, we generally enter into relationships with subcontractors where we maintain a principal relationship with the customer. In such instances, subcontractor costs are included in revenue with offsetting expenses recorded in other direct contract expenses.

Unbilled revenue consists of recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients as of the balance sheet date. Management anticipates that the collection of the unbilled revenue balance will occur within one year of the balance sheet dates with the exception of $0.7 million and $6.1 million of the unbilled revenue balance which has been classified in long-term assets on the consolidated balance sheets as of September 25, 2009 and September 30, 2008, respectively. On our Government Systems cost-plus contracts, we have established a revenue rate reserve of $3.9 million that is included in our unbilled balance. This revenue rate reserve relates to costs that we believe are allowable and reimbursable but for which ultimate reimbursement is uncertain. These costs are subject to audit by the Defense Contract Audit Agency (“DCAA”); therefore revenue recognized on our cost-plus contracts is subject to adjustment upon audit by DCAA. Unbilled revenue relating to our fixed-priced contracts are generally billable upon achieving performance milestones, as defined by the contract. Unbilled revenues also represents costs incurred on cost-plus arrangements in excess of agreed upon billing rates. Billings in excess of revenue recognized for which payments have been received are recorded as deferred revenue until the applicable revenue recognition criteria have been met.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

2. Summary of Significant Accounting Policies (continued)

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

Cost of Revenue

Cost of revenue includes internal professional compensation and other direct contract expenses, as well as costs attributable to the support of client service professional staff, depreciation and amortization costs related to assets used in revenue-generating activities, bad debt expense relating to accounts receivable, and other costs attributable to serving our client base. Professional compensation consists of payroll costs and related benefits including bonuses. Other direct contract expenses include costs directly attributable to client engagements, such as out-of-pocket costs including travel and expenses, costs of hardware and third-party software and costs of subcontractors.

(q) Stock-based Compensation

Stock-based compensation cost is determined at the grant date using an option pricing model. The value of the award that is ultimately expected to vest is recognized as expense on a straight line basis over the employee's requisite service period. We have estimated the fair value of each award using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price.

Share-based compensation expense recognized under SFAS No. 123R (ASC 718) for the years ended September 25, 2009, September 30, 2008, and 2007, respectively, was $3.6 million, $1.1 million, and $0.9 million as selling, general, and administrative expense in the accompanying Consolidated Statements of Operations.

(r) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date. We establish a valuation allowance if we determine that it is more likely than not that a deferred tax asset will not be realized.

We account for uncertainty of our income taxes based on a “more-likely-than-not” threshold for the recognition and derecognition of tax positions, which includes the accounting for interest and penalties relating to tax positions. Interest and penalties are included in our income tax provision or benefit.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

2. Summary of Significant Accounting Policies (continued)

(s) Foreign Currency Translation

We have two foreign subsidiaries for which the functional currencies are Euros for ISI Europe and Great Britain’s Pound Sterling for ISE Limited. The income statements of these foreign subsidiaries have been translated to U.S. dollars using the average currency exchange rates in effect during the relevant period. The financial statements have been translated using the currency exchange rate as of the end of the accounting period. The impact of currency exchange rate changes on the translation of the financial statements are included in comprehensive income and are classified as accumulated other comprehensive income in shareholders’ equity. A foreign currency gain of $0.1 million, loss of $52 thousand, and gain of $46 thousand have been classified as other income in the financial statements for the fiscal years ending September 25, 2009, September 30, 2008 and 2007, respectively.

(t) Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the diluted weighted average common shares, which reflects the potential dilution of stock options and contingently issuable shares that could share in our income if the securities were exercised. On August 13, 2008, our Board of Directors authorized a stock split that was effected in the form of a stock dividend, for which one share of our common stock was distributed for each one share of common stock issued and outstanding on August 25, 2008. The shares presented throughout the consolidated financial statements and notes thereto reflect the effect of this stock split for all periods presented.

The reconciliation of amounts used in the computation of basic and diluted net income per share for the three years ended September 25, 2009 and September 30, 2008 and 2007 consist of the following:

	Fiscal years ended
	September 25, 2009	September 30, 2008	September 30, 2007
	(in thousands, except per share amounts)
Numerator:
Net income available to common shareholders	$1,105	$18,174	$12,826

Denominator:
Shares used for basic earnings per share—weighted-average shares	17,317	17,813	21,968

Effect of dilutive securities:
Employee stock options	53	195	18

Shares used for diluted earnings per share adjusted weighted-average shares and assumed conversions	17,370	18,008	21,986

Net income per share:
Basic earnings per share	$0.06	$1.02	$0.58
Diluted earnings per share	$0.06	$1.01	$0.58

Outstanding options to purchase shares of our common stock in the amounts of 1,803 thousand shares as of September 25, 2009, 1,329 thousand shares as of September 30, 2008, and 142 thousand shares as of September 30, 2007 were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

2. Summary of Significant Accounting Policies (continued)

(u) Concentrations of Risk

Our financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents. Cash accounts are maintained primarily with one federally insured financial institution. Balances usually exceed insured limits, but management does not consider this to be a significant concentration of credit risk. To mitigate the credit risk, our cash management and investment policy restricts investments primarily to banks which are insured by the Federal Deposit Insurance Corporation (FDIC). Exceptions to this policy must be approved by the Chief Executive Officer or the Chief Financial Officer in advance of investing funds not meeting these criteria.

A significant portion of our revenue is derived from government services. Many of the U.S. government programs in which we participate extend for several years but are funded only on an annual basis. Accordingly, our contracts and subcontracts are subject to termination, reduction, modification, or subject to termination for “convenience,” or without cause.

Revenue from foreign sources totaled $18.6 million, $10.7 million, and $13.0 million for the years ended September 25, 2009 and September 30, 2008, and 2007. We have no significant long-lived assets located in foreign countries.

(v) Fair Value of Financial Instruments

The balance sheet includes various financial instruments (primarily cash and cash equivalents, restricted cash, accounts receivable, unbilled revenues, accounts payable, accrued expenses, and deferred revenue for contracts in progress). Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier value hierarchy is used, which prioritizes the inputs used in measuring fair value as follows:

Level 1 inputs:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 inputs:	Inputs other than quoted prices in active markets that are observable either directly or indirectly.

Level 3 inputs:	Unobservable inputs in which there is little or no market data, which require us to develop our own assumptions.

This hierarchy requires the use of observable market data when available and to minimize the use of unobservable inputs when determining fair value. Our cash equivalent instruments are invested in money market funds, which are classified using a Level 1 input within the fair value hierarchy because they are valued using quoted market prices. The fair value of our cash equivalents at September 25, 2009 is $0.5 million. The fair values of accounts receivable, unbilled revenues, accounts payable, accrued liabilities, and deferred revenue approximate the carrying values due to the short maturity of these instruments. The carrying amount of our short-term debt approximates its fair value due to the highly liquid nature of these borrowings. The fair value of our capital lease obligations is estimated based on the quoted market price for the same, or similar issues, or on the current rates offered to us for obligations of the same maturities. We entered into capital leases during the third and fourth quarter of the fiscal year 2009 (See Note 7). Due to the proximity of the lease inception date to September 25, 2009, the fair value of our capital lease obligations approximate their carrying values.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

2. Summary of Significant Accounting Policies (continued)

(w) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “ Fair Value Measurements” (ASC 820—Fair Value Measurements & Disclosures), which became effective October 1, 2008. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurement. The standard generally is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value.

On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (ASC 820—Fair Value Measurements & Disclosures), to delay the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FASB Staff Position No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Management adopted SFAS No. 157 related to its financial assets and liabilities, effective October 1, 2008. The adoption did not have a material impact on our results of operations, financial position or cash flows. Management has adopted SFAS 157-2 related to our nonfinancial assets and liabilities effective September 26, 2009. All assets and liabilities are included under this reporting standard beginning with our 2010 fiscal year.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (ASC 805—Business Combinations), a revised version of SFAS No. 141, “Business Combinations. ” The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may affect the release of our valuation allowance against prior acquisitions, if any. We have adopted SFAS 141 (R) effective September 26, 2009 and there was no material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ” (ASC 323—Investments- Equity Method & Joint Ventures), which changes the accounting and reporting for minority interest and requires the ownership interest in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The statement is applied prospectively as of the beginning of the fiscal year in which the statement is initially applied, except for the presentation and disclosure requirements. Presentation and disclosure requirements are to be applied retrospectively for all periods presented. We have adopted this statement effective September 26, 2009. Currently, we do not have any noncontrolling (minority) interests in a subsidiary.

In November 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-7, Accounting for Defensive Intangible Assets” (ASC 350—Intangibles- Goodwill & Other). This issue summary requires that a defensive intangible asset be accounted for as a separate unit of accounting and assigned a useful life which reflects the entity’s consumption of the expected benefits related to that asset. A defensive intangible asset is an acquired intangible asset which the acquirer does not intend to actively use, but intends to hold to prevent others from obtaining access to the asset, excluding intangible assets that are used in research and development. An entity’s benefit from holding a defensive intangible asset is the direct and indirect cash flows resulting from the entity preventing others from realizing any value from the intangible assets. The period over which a defensive asset diminishes in fair value can be used as a proxy for the entity’s consumption of the expected benefits related to the asset. This guidance is effective for defensive intangible assets acquired on or after January 1, 2009. We adopted EITF 08-7 upon its effective date and will apply as appropriate for any future defensive intangible assets acquired.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

2. Summary of Significant Accounting Policies (continued)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC 855—Subsequent Events), which established principles and requirements for reporting subsequent events. This statement details the period after the balance sheet date during which companies should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which companies should recognize events or transactions occurring after the balance sheet date in their financial statements and the required disclosures for such events. This standard is effective for interim or annual reporting periods ending after June 15, 2009. The Company has evaluated subsequent events through December 8, 2009, which coincides with the issuance of its financial statements for the period ended September 25, 2009.

In June 2009, the FASB issued Accounting Standards Update No. 2009-1 105, Generally Accepted Accounting Principles (Topic 105), which establishes the FASB Accounting Standards CodificationTM (“ASC”), as the official single source of authoritative U.S. GAAP, superseding existing literature issued by the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”) and related literature. The ASC became effective for interim and annual periods ending on or after September 15, 2009, after which only one level of authoritative U.S. GAAP exists and all other literature is considered non-authoritative. The ASC does not change existing U.S. GAAP. We adopted SFAS No. 168 in the third calendar quarter of 2009 and include references to the ASC within our consolidated financial statements and disclosures. Accounting pronouncements issued prior to the ASC will continue to be referenced by their original issuance reference for consistency with prior period filings. We have also referenced the relevant ASC Topics into which the accounting guidance has been incorporated subsequent to its original issuance. The changes to the GAAP hierarchy in SFAS No. 168 did not result in any accounting changes.

In October 2009, the FASB issued EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables,” (Accounting Standards Update (“ASU”) 2009-13), which amends ASC Topic 605—Revenue Recognition. This requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

In October 2009, the FASB ratified EITF Issue No. 09-3, “Applicability of AICPA Statement of Position 97-2 to Certain Arrangements that Include Software Elements” (ASU 2009-14), which amends ASC Topic 985-605, Software—Revenue Recognition, such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

3. Acquisition of satID Product Line

On February 20, 2009, we acquired the intellectual property and other net assets of the satID product line from U.K.-based QinetiQ Limited (the “satID acquisition”). Satellite operators around the world use satID to geolocate the source of satellite interference, jamming, and unauthorized use to ensure quality of satellite service. The satID product is being integrated with Integral Systems’ Telemetrix, Compass, and Monics products to provide a fully integrated capability to detect, characterize, and geolocate the source of satellite uplink communication signals with applications in commercial, military, government, and intelligence markets. The satID product is fully integrated into the Space Communication Systems segment.

The consideration paid for the satID acquisition was $11 million in cash, including transaction costs. We financed this acquisition with borrowings under our line of credit (see Note 7). We accounted for this acquisition as a purchase business combination. Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheet at their estimated fair values as of February 20, 2009. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The goodwill and intangible assets are expected to be deductible for tax purposes over 15 years. The following represents the allocation of the purchase price to the acquired assets and liabilities assumed (in thousands) and the associated estimated useful lives:

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

3. Acquisition of satID Product Line (continued)

		Estimated useful lives:
Assets acquired:
Current assets:
Accounts receivable	$379
Inventory	632
Prepaid expense	91

Total current assets	1,102

Property and equipment	107
Intangible assets:
Customer relationships	3,490	8 years
Patent	3,340	8 years
Trademark/tradename	240	10 years
Non-compete	190	3 years

Total intangible assets	7,260

Goodwill	2,699

Total assets acquired	11,168

Liabilities assumed:
Deferred revenue	189

Net assets acquired	$10,979

4. Accounts Receivable and Unbilled Revenues

Accounts receivable and unbilled revenues at September 25, 2009 and September 30, 2008 consist of the following:

	September 25, 2009	September 30, 2008
	(in thousands)
Billed
Government services	$22,503	$12,706
Commercial products and services	5,576	3,991
Allowance for doubtful accounts	(1,063)	(9)

Total billed	$27,016	$16,688

Unbilled revenues (Short-term and long-term)
Government services	$33,802	$22,660
Commercial products and services	3,917	2,108

Total unbilled	$37,719	$24,768

Unbilled revenues represent amounts recognized as revenue that have not been billed. Unbilled revenues were equal to $37.7 million and $24.8 million as of September 25, 2009 and September 30, 2008, respectively, of which $37.0 million and $18.7 million is expected to be collected in the next 12 months. As of September 25, 2009 and September 30, 2008, unbilled revenues that will not be collected within the next 12 months of $0.7 million and $6.1 million, respectively, are included in other assets in our consolidated balance sheets.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

4. Accounts Receivable and Unbilled Revenues (continued)

Revenue from our Government Systems cost-plus contracts are driven by pricing based on costs incurred to perform services under contracts with the U.S. government. Cost-based pricing is determined under the Federal Acquisition Regulation, which provides guidance on the types of costs that are allowable in establishing prices for goods and services and allowability and allocability of costs to contracts under U.S. government contracts. Allocable costs are billed to the U.S. government based upon approved billing rates. We have incurred allocable costs we believe are allowable and reimbursable under our cost-plus contracts that are higher than the approved billing rates. These costs are subject to audit by the DCAA; therefore revenue recognized on our cost-plus contracts is subject to adjustment upon audit by the DCAA. We have established a revenue rate reserve of $3.9 million at September 25, 2009 that is included in our unbilled balance. This revenue rate reserve relates to costs that we believe are allowable and reimbursable but for which ultimate reimbursement is uncertain. The unbilled revenues that are not expected to be collected within one year relate to the difference between the incurred allocable costs and the amount based on the approved billing rates for costs incurred during fiscal year 2008 and fiscal year 2009. If we receive approval and obtain funding for our actual incurred allocable costs, we will be able to bill these amounts.

In fiscal year 2009, we recognized $6.9 million in revenue above funding, and $2.3 million above contract value, which is considered at-risk revenue. The revenue in excess of funding and contract value relates to recognition of estimated award fees and higher indirect rates than originally planned. We believe this amount is fully realizable and that the funding is forthcoming.

Deferred revenue represents amounts billed and collected for contracts in progress for which revenue has not been recognized and is reflected as a liability. Revenue will be recognized when revenue recognition criteria are met.

5. Property and Equipment

Property and equipment, at cost, as of September 25, 2009 and September 30, 2008 consist of the following:

	September 25, 2009	September 30, 2008
	(in thousands)
Land	$—	$2,327
Building and building improvements	—	9,970
Machinery and electronic equipment	8,595	7,633
Furniture and fixtures	1,736	1,677
Leasehold improvements	11,533	2,843
Software	2,209	1,164
Equipment under capital lease	6,304	49
Construction in progress	572	587

Total property and equipment	30,949	26,250
Less: accumulated depreciation and amortization	(10,581)	(8,616)

Property and equipment, net	$20,368	$17,634

Depreciation and amortization expense for the three years ended September 25, 2009 and September 30, 2008, and 2007, was $3.8 million, $2.4 million, and $2.0 million, respectively.

On June 26, 2009, we sold the land and building and building improvements in a sale-leaseback transaction. See Note 9 for further details.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

6. Goodwill and Other Intangible Assets

We do not have any other intangible assets that are not subject to amortization. Goodwill and other intangible assets as of September 25, 2009 and September 30, 2008 consist of the following:

	September 25, 2009	September 30, 2008
	(in thousands)
Goodwill	$54,113	$51,414

	Amortization period	As of September 25, 2009		As of September 30, 2008
		Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(in thousands)

Patents	8 years	$4,240	$(1,144)	$900	$(900)
Customer relationship	8 years	5,252	(2,016)	1,762	(1,762)
Covenants-not-to-compete	3 years	190	(37)
Trademark	10 years	240	(14)	—

Total Intangibles		$9,922	$(3,211)	$2,662	$(2,662)

Based on our annual impairment test as of June 27, 2009, we had one reporting unit, Lumistar, for which the goodwill has been determined to be at risk (i.e., there is a reasonable possibility that the reporting unit might fail a future step one impairment test under ASC 350—Intangibles—Goodwill and Other. The estimated fair value of equity of the Lumistar reporting unit as of June 27, 2009 was 3.3% higher than its carrying value. Accordingly, a step two impairment test was not performed to determine the amount of any goodwill impairment. The amount of goodwill allocated to this reporting unit was $10.3 million.

The fair value of the Lumistar reporting unit was estimated principally based on the discounted cash flow method and the guideline public company method. The discounted cash flow method was applied by applying an estimated market-based discount rate to the projected after-tax cash flows for the reporting unit. The guideline public company method was applied by applying an estimated market-based multiple to the reporting unit’s estimated earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The key assumptions that drive the estimated fair value of the reporting unit include expected future sales and margins, expected future growth rates of sales and expenses, and market based inputs for discount rates and EBITDA multiples.

We acknowledge the uncertainty surrounding the key assumptions that drive the estimated fair value of the Lumistar reporting unit. Any material negative change in the fundamental outlook for the Lumistar reporting unit, its industry or the capital market environment could cause the reporting unit to fail step one. Accordingly, we will be monitoring events and circumstances each quarter (prior to the annual testing date) to determine whether an additional goodwill impairment test should be performed. If the Lumistar reporting unit were to fail the step one test, the goodwill impairment will likely exceed the difference between the fair value of the reporting unit and its carrying value because the reporting unit does not carry any intangible asset balances that must be considered in step two when computing the implied fair value of goodwill. We reviewed the internal and external factors affecting the assumptions of the Lumistar reporting unit as of September 25, 2009. Based on this review, we did not identify any indication of a decline in fair value from June 27, 2009 and we have concluded that no further impairment testing was necessary as of September 25, 2009.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

During fiscal year 2008, negative goodwill of $110 thousand relating to an Antenna division that is no longer operated was charged to selling, general, and administrative expense.

During fiscal year 2009, we acquired $2.7 million of goodwill and $7.3 million of intangible assets that are subject to amortization relating to the acquisition of the satID product line. Amortization expense for the years ended September 25, 2009. September 30, 2008, and 2007 was $0.5 million, $22 thousand, and $0.2 million respectively. Estimated future annual amortization expenses are as follows (in thousands):

Fiscal years ending:
2010	$941
2011	941
2012	904
2013	878
2014	878
Thereafter	2,169

Total future amortization expense	$6,711

7. Credit Facilities

Line of Credit

We have a line of credit agreement that permits unsecured borrowings of up to $25.0 million, including a sub-facility of $10 million for the issuance of letters of credit. Any borrowings under the facility will accrue interest at the one-month London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 1.25% to 2.25% depending on our ratio of funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”). We are required to pay a quarterly fee on the undrawn amount of the facility, at a rate of 0.20% to 0.25% per annum, depending on our ratio of funded debt to EBITDA. As of September 25, 2009 and September 30, 2008, we had outstanding borrowings of $5.3 million and zero, respectively, on the line of credit, and $2.7 million and $1.6 million on the sub-facility for the issuance of letters of credit respectively. We paid and accrued interest of $140 thousand, $47 thousand, and $12 thousand for the fiscal years ended September 25, 2009, September 30, 2008, and September 30, 2007, respectively. The credit agreement has certain financial covenants, including the maintenance of a maximum ratio of funded debt to EBITDA of 2.5 to 1.0 and a minimum fixed charge coverage ratio of 1.25 to 1, and expires on December 31, 2010. The credit agreement contains customary covenants, including affirmative covenants that require, among other things, certain financial reporting by us, and negative covenants that, among other things, restrict our ability to incur additional indebtedness, incur encumbrances on assets, reorganize, consolidate or merge with another company, or make acquisitions, or stock repurchases. We are in compliance with all covenants as of September 25, 2009. The credit agreement also contains customary events of default, including cross-default provisions to certain of our other debt facilities. Failure to comply with such covenants, or the occurrence of any other event of default, could result in the acceleration of our loans or other financial obligations under the credit agreement and the termination of the facility. The availability of loans and letters of credit under the facility is subject to customary conditions, including the material accuracy of certain representations and warranties and no default continuing under the credit agreement.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

Capital Equipment Lease Facility

We have a master lease agreement and progress payment agreement for a capital equipment lease facility (the “facility”) with Banc of America Leasing & Capital, LLC (“BALC”). Under this facility, we may borrow up to $7.0 million for the purchase of new furniture, fixtures and equipment (“new assets”). Initially, under the progress payment agreement, BALC will advance funding for new assets. No principal payments will be due on such borrowings, and interest will accrue at one-month LIBOR, plus 1.5%, payable monthly in arrears. As of September 25, 2009, we had executed two capital leases in the amounts of $2.8 million and $3.2 million, with a lease rate factor of 1.62%, and 1.612%, respectively, and we had a $132 thousand advance payment from BALC under the progress payment agreement. The lease term is 72 months from the lease commencement date, with monthly rent payments (representing the payment of principal and interest on the borrowed amount) calculated based on a lease rate factor as defined under the facility. The lease rate factor is based on the three-year swap index as quoted in the Bloomberg Daily Summaries as of the lease commencement date.

8. Accrued Expenses

Accrued expenses at September 25, 2009 and September 30, 2008 consist of the following:

	September 25, 2009	September 30, 2008
	(in thousands)
Accrued payroll and withholdings	$4,062	$6,328
Contract related accruals	3,322	2,034
Accrued vacation	2,860	2,937
Loss on sublease	1,104	—
Professional fees	1,082	2,029
Royalties and commissions	1,078	773
Deferred rent, short-term	888	322
Accrued profit sharing	661	1,609
Other accrued expenses	2,884	618

Total accrued expenses	$17,941	$16,650

9. Commitments and Contingencies

Leases

We have noncancellable leases for all of our facilities which expire in various years between 2010 and 2021. The operating lease payments do not include operating expenses or utilities, which are adjusted annually. Rent expense on our noncancellable leases was $5.8 million, $2.7 million, and $2.3 million for the years ended September 25, 2009 and September 30, 2008, and 2007, respectively. The approximate future minimum lease payments under the office leases and capital leases are as follows (in thousands):

	Operating Lease	Capital Lease
Fiscal years ending:
2010	$7,182	$1,242
2011	7,295	1,236
2012	7,213	1,223
2013	7,288	1,202
2014	7,116	1,195
Thereafter	37,249	1,001

Total payments	$73,343	$7,099

Less: portion repesenting interest, taxes, and maintenance		994
Less: current portion of capital lease obligation		942

Long-term portion of capital lease obligation		$5,163

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

9. Commitments and Contingencies (continued)

We are obligated under capital leases covering software and computer equipment, furniture and fixtures, leasehold improvements, and electronic equipments that expire at various dates during the next six years. During fiscal year 2009, we entered into a master lease agreement with a capital lease facility for the purchase of new furniture, fixtures and equipment (see footnote 7). The short-term portion of capital lease obligation is included in accrued expenses. At September 25, 2009 and September 30, 2008, the gross amount of property and equipment and related accumulated depreciation and amortization recorded under the capital leases were as follows (in thousands):

	September 25, 2009	September 30, 2008
Software and computer equipment	$1,962	$—
Furniture and fixtures	3,647	—
Electronic equipment	144	49
Leasehold improvements	551	—

	6,304	49
Less accumulated depreciation and amortization	(42)	(13)

	$6,262	$36

The amortization of assets held under capital leases is included with depreciation and amortization expense in selling, general and administrative expense.

Sale-Leaseback of Building and Land

On June 26, 2009, we sold the land and building located at 12515 Academy Ridge View, Colorado Springs, Colorado to COPT Academy Ridge, LLC (“COPT”) (the “Sale Property”) for $12.5 million pursuant to a purchase and sale agreement (the “Sale Agreement”) by and between RT Logic and COPT. At the same time, RT Logic entered into a Lease Agreement (the “Lease Agreement”) with COPT to lease this building and the directly associated premises (the “Rental Property”) for a 12 year term with an option to extend the term for an additional five years. The 60,714 square foot building is utilized by RT Logic. The Lease Agreement provides for an initial rent of $16.75 per square foot per annum, with periodic rent escalations. RT Logic’s obligations under the Lease Agreement are guaranteed by Integral Systems, Inc. The Lease Agreement provides RT Logic with a one-time right to terminate the lease at the expiration of the tenth lease year for a termination fee of $1.4 million.

The sale of the land and building qualifies as a ‘sale’ as that term is defined in SFAS No. 66, “Accounting for Sales of Real Estate‘ (ASC 360-2—Property, Plant, & Equipment- Real Estate Sales). Additionally, the subsequent leaseback of the Rental Property qualifies as normal leaseback as defined in SFAS No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases—an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11” (ASC 840-40-Sale-Leaseback Transaction). Therefore, we deferred the gain on the sale, of approximately $700,000, and we will amortize the gain as a reduction in expense in proportion with the monthly rentals over the term of the lease. The Sale Agreement contains options that allow RT Logic and COPT to negotiate, at the request of RT Logic, a build-to-suit lease pursuant to which COPT would build a second building on the land purchased in this sale. This option, which expires at the fourth anniversary of the consummation of the sale, requires RT Logic to pay COPT option payments in the amount of $0.1 million per year.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

9. Commitments and Contingencies (continued)

The future minimum lease payments under the terms of the Lease Agreement are as follows (in thousands):

2010	$1,125
2011	1,155
2012	1,187
2013	1,195
2014	1,153
Thereafter	8,739

$14,554

On June 6, 2008, we entered into a material lease agreement for newly leased property located at 6721 Columbia Gateway Drive in Columbia, Maryland, which is now our new corporate headquarters. We relocated our corporate headquarters from its previous location at 5000 Philadelphia Way, Lanham, Maryland, in May 2009. The lease term is for 11 years; the facility is approximately 131,450 square feet and has an initial $28 per square foot annual lease cost, with annual escalations of approximately 2.75% to 3.00%. We received a $7.4 million allowances for costs to build out this facility to our specifications and a $1.9 million incentive, which approximates the rent obligation for our Lanham, Maryland facility for twenty two months. These lease incentives will be amortized as a reduction of rental expense over the lease term. As a result of moving to our new headquarters in May 2009, we have vacated part of our leased space in Lanham, Maryland. We estimate that we will be able to sublease one of the two facilities in Lanham, Maryland January 2010 and the other one by June 2010. We have recorded an estimated loss of $1.1 million related to the vacated leased space in Lanham, Maryland which is reflected in our Consolidated Statement of Operations for the fiscal year ended September 25, 2009. Additionally, we have accelerated depreciation on furniture and fixtures associated with the abandoned leased space of approximately $0.9 million during fiscal year 2009. In determining our liability related to excess facility costs, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates will be reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants and may result in revisions to the liability.

Government Contracts

A significant portion of our revenues represent payments made by the U.S. Government and by contractors that have prime contracts with the U.S. Government. Certain of these revenues are subject to adjustment upon audit by the DCAA. We have established a revenue rate reserve of $3.9 million relating to our government cost-plus contracts. This revenue rate reserve relates to costs that we believe are allowable and reimbursable. These costs are subject to audit by the DCAA; therefore revenue recognized on our cost-plus contracts is subject to adjustment upon audit by DCAA. Audits by the DCAA have been completed on our contracts and subcontracts through the year ended September 30, 2005. RT Logic has been audited by DCAA through September 30, 2006. A significant portion of our unbilled revenue balance relates to rate variances between the current approved provisional billing rates and actual rates incurred. Management is of the opinion that the remaining unbilled revenue balances after the revenue rate reserve are fully recoverable and any disallowances of costs for open fiscal years by the government auditors will not materially affect our financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

9. Commitments and Contingencies (continued)

Litigation, Claims, and Assessments

We are subject to various legal proceedings and threatened legal proceedings from time to time. We currently are not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on our business, results of operations, financial condition, or cash flows.

On December 15, 2008, a purported securities class action complaint was filed in Maryland federal court against the Company and certain of its current and former officers following the Company’s announcement on December 10, 2008, that it would restate its financial results for the first three quarters of fiscal year 2008. On February 17, 2009, five individual shareholders referring to themselves as the “Ulrich Group” filed an uncontested motion for appointment as lead plaintiffs and for approval of lead counsel. On July 21, 2009, the court dismissed the case for failure to effect service, apparently as a result of the fact that plaintiffs had not filed proofs of service as of that date. On August 3, 2009, plaintiffs filed a motion for relief from judgment requesting that the court vacate the order of dismissal, grant the uncontested motion for appointment of lead plaintiff and lead counsel, and enter a joint stipulation and proposed scheduling order. Defendants consented to the relief requested in the motion, which the court granted on August 24, 2009. Pursuant to the scheduling order, lead plaintiffs filed an amended complaint on September 21, 2009. The amended complaint seeks certification of a class comprised of all persons who purchased the Company’s common stock between February 4, 2008 and December 10, 2008, inclusive (the “Class Period”). The amended complaint asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act, based on allegations that certain statements made by the Company during the Class Period were false and/or misleading because those statements failed to disclose that (1) the Company prematurely and improperly recognized several categories of revenue; (2) as a result, the Company misstated its financial results during the Class Period; (3) the Company’s financial statements were not prepared in accordance with the Company’s publicly-disclosed accounting policies and/or generally accepted accounting principles; (4) the Company lacked adequate internal and financial controls; and (5) as a result, the Company’s financial statements were materially false and misleading. The amended complaint also includes a purported insider trading claim against one individual defendant. No specific damage amount is alleged in the amended complaint. On October 26, 2009, the Company filed a motion to dismiss the amended complaint. A hearing on this motion is set for January 19, 2010.

On July 14, 2009, a shareholder derivative lawsuit was filed in the same Maryland federal court against twelve individuals associated with the Company, including all current directors and certain other current and former officers, and against the Company as a nominal defendant. The derivative complaint purports to bring claims on behalf of the Company for breach of fiduciary duty based on the same events at issue in the securities class action described above. The shareholder filing the derivative complaint previously submitted a demand letter to the Company’s board of directors (the “Board”) on February 23, 2009, asserting essentially the same claims. In response to the demand letter, the Board appointed a Demand Review Committee (the “Committee”) on February 26, 2009, comprised of directors James B. Armor and John M. Albertine. The Committee was charged with investigating, analyzing, and evaluating the matters raised in the demand letter and in a second substantively identical letter also received by the Company. With the advice of independent counsel and after extensive investigation, the Committee concluded, prior to the filing of the derivative action, that no basis existed for breach of fiduciary duty claims against any of the named individuals and that pursuit of litigation against those individuals was not in the bests interests of the Company. At a meeting held on July 22, 2009, the Board accepted the Committee’s recommendation that the Company accordingly reject the demand and seek dismissal of the derivative complaint. Following this process, the Company provided shareholder’s counsel with information concerning the methodology and results of the Committee’s investigation. The shareholder subsequently agreed to dismiss the derivative action voluntarily, without any payments or other compensation to either the shareholder or his counsel. On

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

9. Commitments and Contingencies (continued)

September 14, 2009, the parties jointly filed a motion seeking preliminary court approval to dismiss the action, which the court granted on September 16. 2009. The court’s preliminary approval order required a 30 day notice period to allow any Company shareholder an opportunity to object to dismissal of the derivative lawsuit. No shareholder objected to the proposed dismissal. On November 12, 2009, the court entered a final order dismissing the derivative lawsuit without prejudice.

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

On July 30, 2009, the SEC and the Company each announced that a final administrative settlement had been reached concluding the SEC’s investigation as to the Company. Under the administrative settlement the Company, without admitting or denying the SEC’s findings, consented to a “cease and desist” order requiring future compliance with certain provisions of the Securities Exchange Act and the SEC Exchange Act rules. The order does not require the Company to pay a monetary penalty. The SEC states in the order that in determining to accept the settlement it considered both the remediation efforts promptly undertaken by the Company, and the cooperation the SEC staff received from the Company. Shortly after the settlement with the SEC, representatives of the Company met with various officials at NASDAQ. As a result of that meeting the Company learned that the NASDAQ inquiry had been closed out with no actions required of the Company.

In conjunction with its announcement of the administrative settlement, the SEC also disclosed that it was instituting separate civil actions against Mr. Prince and two other former officers of the Company. The Company has indemnification obligations to these individuals pursuant to the terms of separate Indemnification Agreements entered into with each of them effective as of December 4, 2002, and pursuant to the Company’s bylaws. The indemnification agreements each provide that, subject to certain terms and conditions, the Company shall indemnify the individual to the fullest extent permissible by Maryland law against judgments, penalties, fines, settlements and reasonable expenses actually incurred in the event that the individual is made a party to a legal proceeding by reason of his or her present or prior service as an officer or employee of the Company, and shall also advance reasonable litigation expenses actually incurred subject to, among other conditions, receipt of a written undertaking to repay any costs or expenses advanced if it shall ultimately be determined that the individual has not met the standard of conduct required for indemnification under Maryland law. The Company’s bylaws contain similar indemnification provisions. The Company’s obligations under the indemnification agreements and bylaws are not subject to any monetary limit. In prior periods, the Company advanced legal fees and costs incurred by the three individuals in connection with the SEC investigation up to the deductible limit under the Company’s applicable directors and officers liability insurance policy. Subsequent fees and costs have been paid directly by the insurance carrier, and the Company anticipates that legal fees and expenses incurred by these individuals in connection with the civil litigation will continue to be paid for by the insurance carrier. The Company believes that the remaining insurance policy limits will be sufficient to cover fully the Company’s indemnification obligations through the completion of the matter, although no assurance can be given in this regard.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

10. Income Taxes

For the fiscal years ended September 25, 2009, September 30, 2008 and 2007, the provision for income taxes consists of the following:

	September 25, 2009	September 30, 2008	September 30, 2007
	(in thousands)
Current tax expense (benefit):
Federal	$(9,361)	$6,445	$6,253
State	(291)	1,048	530
Foreign	97	—	—

	(9,555)	7,493	6,783

Deferred tax expense (benefit)
Federal	7,902	(250)	(589)
State	620	(110)	108

	8,522	(360)	(481)

Total (benefit) provision for income taxes	$(1,033)	$7,133	$6,302

Included in the current Federal and state (“US”) tax expense for the year ended September 25, 2009 is a benefit of $.3 million related to losses from a foreign subsidiary that is includible in US taxable income. If the foreign subsidiary generates income in the future, such income will also be includible in the US taxable income and increase the US tax expense to the extent that there is no foreign tax credit available.

During fiscal year 2008, we recognized a $1.8 million tax credit for research and development expenditures that were incurred in prior years. We filed amended returns associated with this tax credit.

At September 25, 2009 and September 30, 2008, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

10. Income Taxes (continued)

	September 25, 2009	September 30, 2008
	(in thousands)
Deferred tax assets:
Vacation accrual	$975	$1,028
Allowance for doubtful accounts	419	3
Accrued expenses and other	422	318
Net operating loss (“NOL”) carry-forwards	995	22
Capital loss carry-forward	76	372
Stock option expense	1,029	532
Property and equipment primarily due to differences in depreciation	—	410
Intangible asset amortization	288	—
Deferred revenues	345	89
Deferred rent	4,399	—
Accrued commissions	326	215
UNICAP—263A adjustment	433	203

Deferred tax asset subtotal	9,707	3,192
Valuation allowance	(262)	(372)

Total deferred tax assets	9,445	2,820

Deferred tax liabilities:
Intangible asset amortization	(1,426)	(866)
Unbilled revenue	(11,043)	—
Property and equipment primarily due to differences in depreciation	(4,081)	—

Total deferred tax liabilities	(16,550)	(866)

Net deferred tax (liability) asset	$(7,105)	$1,954

During the year ended September 25, 2009, we changed our U.S. tax accounting method to defer income related to certain unbilled receivables as permitted under U.S. tax law. As of September 25, 2009, we recorded a deferred tax liability of $11.0 million related to the unbilled revenue. This deferral of income, along with other differences between book income and taxable income, generated a U.S. tax loss for the year that may be carried back to prior taxable years for federal and certain state jurisdictions to obtain tax refunds. As of September 25, 2009, we recorded a tax receivable of $12.4 million.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

10. Income Taxes (continued)

As of September 25, 2009, we had approximately $19.4 million of state net operating losses which expire in 2029. We also had capital loss carry-forwards of approximately $0.2 million, which expire in 2010.

For the year ended September 25, 2009, our valuation allowance decreased by $0.1 million. This decrease was due to the utilization of $0.3 (tax-effected) of our capital loss carryforwards, offset by a valuation allowance of $0.2 recorded against the deferred tax assets in certain foreign jurisdictions.

In evaluating our ability to recover our deferred tax assets, we considered all available positive and negative evidence, including past operating results, the reversal of temporary differences, the forecasts of future taxable income from operations and investments and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with estimates being used to manage the business. A valuation allowance is required if it is “more-likely-than-not” that a deferred tax asset will not be realized. The deferred tax asset related to the capital loss carryforward has been fully reserved via a valuation allowance because management has determined it is not likely the capital loss carryforward would be utilized prior to its expiration. We currently do not have any excess cash invested in stocks or bonds on the open market and do not expect to generate capital gains from the sale of such securities. Further, we do not at this point have any plans to dispose of assets that could generate capital gains to utilize the capital loss. Accordingly, a valuation allowance was established for the capital loss. During 2009, we incurred losses related to start-up operations in certain foreign jurisdictions. The Company will maintain a valuation allowance on the deferred tax assets related to the foreign net operating losses until such time as it is more-likely-than-not that the Company will generate positive future income to utilize the net operating losses generated. Based on the weight of the positive and negative evidence and the information available, management believes that it is more-likely-than-not that the remaining deferred tax assets will be realized.

The temporary differences are presented in the balance sheet as follows:

	September 25, 2009	September 30, 2008
	(in thousands)
Deferred tax (liability) asset – current portion	$(7,347)	$1,567
Deferred tax asset – long term portion	242	387

Net deferred tax (liability) asset	$(7,105)	$1,954

We recognized a tax benefit related to our share-based compensation in the amount of approximately $0.5 million, $1.2 million, and $0.4 million in the years ended September 25, 2009, and September 30, 2008 and 2007, respectively and was allocated to additional paid-in capital within stockholders’ equity.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

10. Income Taxes (continued)

The effective income tax rates differ from the statutory U.S. income tax rate due principally to the following:

	Fiscal year ended
	September 25, 2009	September 30, 2008	September 30, 2007
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal income tax benefit	-31.4%	2.6%	3.2%
Tax benefit of tax free investment income	-31.0%	-0.4%	-2.9%
Valuation allowance	-44.6%	0.0%	0.0%
Business tax credits	-1955.1%	-7.3%	-0.8%
Foreign operations	-262.9%	0.0%	0.0%
Stock compensation expense	513.2%	0.1%	0.1%
Change in tax rates	238.9%	0.0%	0.0%
Nondeductible expenses	83.2%	0.3%	0.2%
Interest on uncertain tax positions	15.2%	0.0%	0.0%
Other	-2.4%	-2.1%	-1.8%

Effective rate	-1441.9%	28.2%	33.0%

We recognize financial statement benefits for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained.

The change in unrecognized tax benefits under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Tax,” (ASC – 740-10-25 – Income Taxes – Overall –Recognition) is shown in the table below (in thousands):

	September 25, 2009	September 30, 2008	September 30, 2007
Unrecognized tax benefits - beginning of year	$768	$—	$—
Decrease related to positions taken in prior years	(65)	—	—
Increase related to positions taken in prior years	81	—	—
Increase related to positions taken in current year	102	768	—
Settlements of tax positions taken in prior years	(586)	—	—

Unrecognized tax benefits - end of year	$300	$768	$—

During the year ended September 25, 2009, we settled our U.S. income tax audit for the years ended September 30, 2003 through September 30, 2006. As a result of such settlement, we recognized $0.7 million of additional tax benefits as a reduction to income tax expense.

If recognized, the entire remaining balance of unrecognized tax benefits would impact the effective tax rate. Over the next 12 months, we do not anticipate that the amount of the liability for unrecognized tax benefits will be reversed. We recognize interest income, interest expense, and penalties relating to tax exposures as a component of income tax expense. The amount of interest expense and penalties related to the above unrecognized tax benefits was $11 thousand, net of federal tax benefit.

We are still open to examination from 2006 forward, although research and experimentation tax credits that were generated prior to 2005 may still be adjusted upon examination by tax authorities.

As of September 25, 2009, we had not recorded U.S. income tax expense for approximately $0.7 million of unremitted earnings of our foreign subsidiary, which was designated as indefinitely reinvested. The amount of unrecognized net deferred tax liability related to these foreign earnings is not material.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

11. Profit Sharing and Employee Benefits Plans

We have a profit sharing and 401(k) plan for the benefit of substantially all employees. In fiscal year 2009, we changed the Company discretionary contribution amount from 11% to 6% of eligible employee’s salary to the plan. In fiscal years 2008 and 2007, the discretionary contribution amount to the plan was 11% of eligible employee’s salary. Future contributions will be a discretionary amount determined by our performance and profitability. The 401(k) feature allows employees to make elective deferrals not to exceed 25% of compensation. For the years ended September 25, 2009, September 30, 2008, and September 30, 2007 contributions to the plans totaled $3.4 million, $4.5 million, and $3.9 million, respectively.

12. Stock Option Plan and Stock-Based Compensation

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

The 2008 Stock Incentive Plan was created to provide incentives for our employees, consultants, and directors to promote our financial success. The Compensation Committee of the Board of Directors has sole authority to select full-time employees, directors, or consultants to receive awards of options, stock appreciation rights, restricted stock, and restricted stock units under this plan. The maximum number of shares of common stock that may be issued pursuant to the 2008 Stock Incentive Plan is 3,199,894 (composed of (i) 1,800,000 shares available for grant under the 2008 Stock Incentive Plan, plus (ii) 180,800 shares that were authorized for issuance under the 2002 Stock Option Plan and were not subject to outstanding awards as of December 5, 2007, plus (iii) 1,219,094 shares that were subject to outstanding awards under the 2002 Stock Option Plan on December 5, 2007 (which shares are eligible for award under the 2008 Stock Incentive Plan to the extent that they cease to be subject to such awards for any reason on or after December 5, 2007).

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

As of September 25, 2009, we had reserved for issuance an aggregate 2,649,960 shares of common stock under the 2008 Stock Incentive Plan.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

12. Stock Option Plan and Stock-Based Compensation (continued)

The following table summarizes the activity for all of our stock option awards during the years ended September 25, 2009 and September 30, 2008 and 2007:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Life	Aggregate Intrinsic Value ($ in millions)
	(in thousands)
Options outstanding September 30, 2006	1,506	$9.72
Granted	370	$11.65
Exercised	(482)	$10.09		$1.98
Cancelled	(114)	$12.61

Options outstanding September 30, 2007	1,280	$11.18
Granted	1,379	$22.76
Exercised	(614)	$10.68		$2.16
Cancelled	(66)	$12.23

Options outstanding September 30, 2008	1,979	$19.37
Granted	972	$8.30
Exercised	(8)	$9.21		$0.20
Cancelled	(1,090)	$20.18

Options outstanding September 25, 2009	1,853	$13.13	7.02 Years	$0.03

Exercisable at September 25, 2009	744	$13.49	4.29 Years	$—

Cash received from the exercise of options under all of our stock option plans for the fiscal years ending September 25, 2009 and September 30, 2008 and 2007 was $76 thousand, $6.6 million, and $4.9 million, respectively. We currently plan to satisfy future stock option exercises under these plans with registered shares available to be issued.

The following table summarizes additional information about stock options outstanding at September 25, 2009:

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
	(in thousands)			(in thousands)
$ 6.00 – 9.99	919	8.12 Years	$8.18	238	$8.49
$10.00 – 14.99	447	2.78 Years	$12.54	347	$12.54
$20.00 – 25.00	487	8.85 Years	$23.00	159	$23.04

	1,853	7.02 Years	$13.13	744	$13.49

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

12. Stock Option Plan and Stock-Based Compensation (continued)

The following table summarizes information about our nonvested stock options outstanding at September 25, 2009:

Nonvested Shares	Shares	Weighted Average GrantDate Fair Value
	(in thousands)
Nonvested at September 30, 2008	1,529	$8.63
Granted	972	$4.01
Vested	(517)	$6.83
Cancelled	(875)	$8.49

Nonvested at September 25, 2009	1,109	$5.53

The weighted-average grant date fair value of options which were granted during the years ended September 25, 2009, September 30, 2008, and 2007 was $4.01, $9.11, and $3.32, respectively. The fair value of the options granted was estimated on the date of the grant using the Black-Scholes options pricing model. The following table shows the assumptions used for the grants that occurred in each twelve month period.

	2009	2008	2007
Expected volatility	50.40%	34.42%	35.05%
Risk free interest rate	2.56%	3.48%	4.88%
Forfeiture rate	3.16% - 6.13%	3.16% - 6.13%	0.00%
Dividend yield	0.00%	0.00%	1.11%
Expected lives	5.0 - 6.0 years	3.5 - 6.3 years	3.0 - 4.5 years

The expected volatility is established based on the historical volatility of our common stock. The risk free interest rate is determined based on the U.S. Treasury yield curve that is commensurate with the expected life of the options granted. Employee share-based compensation expense recognized in the year ended September 30, 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of 3 – 7 percent, based on our historical option forfeitures. Forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The dividend yield is based upon the most recently declared quarterly dividend as of the grant date as a percentage of the average stock price at the time of the grant. The dividend yield for fiscal year 2009 and fiscal year 2008 is 0% based upon the decision by the Board of Directors to cease payment of dividends for the foreseeable future. During 2009 and 2008, we issued stock options with a 10 year term. Prior to this, our stock options had a five or six year term, Therefore, the expected lives for the stock options issued in fiscal year 2009 and 2008 that have a 10 year term are based on the “simplified” method, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

We have recognized $3.6 million, $1.1 million, and $0.9 million of share-based compensation expense in the Consolidated Statements of Operations for the years ended September 25, 2009, September 30, 2008, and 2007, respectively. We recognized a tax benefit related to our share-based compensation in the amount of approximately $0.5 million, $1.2 million, and $0.4 million in the twelve month period ended September 25, 2009, September 30, 2008, and 2007, respectively.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

13. Stockholders’ Equity Transactions

As of September 25, 2009, there was $5.3 million of unrecognized compensation expense related to remaining non-vested stock options that will be recognized over a weighted average period of 1.57 years. The total fair value of options which vested during the twelve month period ending September 25, 2009, September 30, 2008, and 2007 was $3.5 million, $0.6 million, and $1.1 million, respectively.

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

Effective October 15, 2008, we established the Integral Systems, Inc. Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits pre-tax contributions by eligible employees. The maximum percentage of an employee’s contribution cannot exceed 10%. The purchase price per share at which shares are purchased under the Employee Stock Purchase Plan is 85% of the fair-market value of our common stock. A maximum of 1,800,000 shares of our common stock may be purchased under the Employee Stock Purchase Plan. During the fiscal year ended September 25, 2009, we have issued 77,462 shares under this plan.

During fiscal years 2008 and 2007 we reacquired 2,129,944, and 3,795,180, shares of our stock for a total cost of $23.5 million, and $51.9 million, respectively.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

14. Business Segment and Geographical Information

Effective October 1, 2008, we realigned our Space Communications Systems segment to include the operations of our SAT subsidiary. The signal monitoring products sold by SAT are better aligned with the product offerings of the Space Communications Systems segment. SAT was previously included in the Commercial Systems segment. Results from the SAT subsidiary for the fiscal year ended September 30, 2008 have been reclassified to conform to the presentation of the fiscal year ended September 25, 2009. The reclassification does not modify the previously reported consolidated revenue, net income or earnings per share for the fiscal year ended September 30, 2008. We evaluate the performance of our three operating segments based on operating income. The following is a brief description of each of the segments:

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

We earn revenue both as a prime contractor and a subcontractor from sales of our products and services through contracts funded by the U.S. Government as well as commercial and international organizations. During the years ended September 25, 2009, September 30, 2008, and 2007, approximately 79%, 82%, and 80%, respectively, of our revenue was from government services, primarily the United States Air Force and other U.S. government agencies. The remaining revenue is from commercial products and services.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

14. Business Segment and Geographical Information (continued)

We have intercompany sales between our three segments, which are recorded at amounts that approximate market values, which are eliminated in the consolidated operating results. Summarized financial information by business segment is as follows:

	Fiscal year ended
	September 25, 2009	September 30, 2008 [1]	September 30, 2007
		(in thousands)
Revenue:
Government Systems	$82,269	$83,603	$67,655
Commercial Systems	22,400	20,116	18,867
Space Communications Systems	65,164	66,897	49,918
Elimination of intersegment sales	(9,900)	(10,446)	(7,786)

Total revenue	$159,933	$160,170	$128,654

Operating income (loss):
Government Systems	$(3,523)	$7,185	$2,420
Commercial Systems	(1,019)	1,255	1,006
Space Communications Systems	4,645	16,656	13,466
Elimination of intersegment sales	—	—	—

Total operating income	$103	$25,096	$16,892

Other income (expense), net	(31)	211	2,236
Income before income tax	72	25,307	19,128
Provision for income tax	(1,033)	7,133	6,302

Net income	$1,105	$18,174	$12,826

Depreciation and amortization:
Government Systems	$1,894	$1,199	$1,318
Commercial Systems	233	201	255
Space Communications Systems	2,192	1,169	1,407

Total depreciation and amortization	$4,319	$2,569	$2,980

Revenue by geographic location:
United States	$141,359	$149,433	$115,651
International	18,574	10,737	13,003

Total revenue	$159,933	$160,170	$128,654

Other long-lived assets [2]
Government Systems	$54	$74
Commercial Systems	528	65
Space Communications Systems	2,160	13,348
Unallocated Corporate	17,626	4,147

Total other long-lived assets	$20,368	$17,634

Goodwill
Commercial Systems	$2,415	$2,415
Space Communications Systems	51,698	48,999

Total goodwill	$54,113	$51,414

1	We identified and recorded adjustments related to prior periods that decreased cost of revenues and increased selling, general and administrative expense by approximately $0.8 million per quarter relating to the third and fourth quarters of fiscal year 2008. We have concluded that these corrections are immaterial to the 2008 financial statements. These reclassifications did not impact net income or net income per share.
2	Other long-lived assets include property and equipment.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

14. Business Segment and Geographical Information (continued)

	Sept. 25, 2009	Fiscal year ended Sept. 30, 2008	Sept. 30, 2007
		(in thousands)
Capital expenditures:
Government Systems	$—	$1,502	$504
Commercial Systems	340	11	70
Space Communications Systems	1,580	1,224	1,347
Unallocated corporate	10,232	1,984	380

Total capital expenditures	$12,152	$4,721	$2,301

Intangible Asset additions:
Goodwill	$2,699	$—	$—
Other intangible assets	7,260	—	—

Total intangible asset additions	$9,959	$—	$—

Asset information for our segments at September 25, 2009 and September 30, 2008 is shown in the following table.

	Fiscal year ended Sept. 25, 2009	Fiscal year ended Sept. 30, 2008
	(in thousands)
Total assets:
Government Systems	$44,473	$26,017
Commercial systems	10,006	5,580
Space Communications Systems	86,214	101,886
Unallocated Corporate	37,631	13,720

Total assets	$178,324	$147,203

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

15. Quarterly Financial Data (unaudited)

The following tables contain selected unaudited Consolidated Statement of Operations data for each quarter of fiscal years 2009 and 2008.

	Year Ended September 25, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	As restated [1]	As restated [1]	As restated [1]
	(in thousands, except per share amounts)
Revenue	$38,470	$42,768	$39,783	$38,912	$159,933
Gross profit	14,249	17,196	9,673	12,666	53,784
Income from Operations	1,300	4,244	(3,822)	(1,619)	103
Net Income	1,025	2,645	(1,488)	(1,077)	1,105

Earnings per share – basic	$0.06	$0.15	$(0.09)	$(0.06)	$0.06
Earnings per share – diluted	$0.06	$0.15	$(0.09)	$(0.06)	$0.06

Weighted average common andequivalent shares outstanding:
Basic	17,266	17,298	17,329	17,360	17,317
Diluted	17,441	17,333	17,329	17,360	17,370

	Year Ended September 30, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
			As restated [1]	As restated [1]	As restated [1]
	(in thousands, except per share amounts)
Revenue	$33,960	$37,704	$42,162	$46,344	$160,170
Gross profit	12,548	10,876	17,555	21,019	61,998
Income from Operations	5,318	4,376	7,798	7,604	25,096
Net Income	5,052	3,040	5,167	4,915	18,174

Earnings per share – basic	$0.27	$0.17	$0.30	$0.29	$1.02
Earnings per share – diluted	$0.27	$0.16	$0.30	$0.28	$1.01

Weighted average common andequivalent shares outstanding:
Basic	18,762	18,334	16,971	17,182	17,813
Dilutive	18,863	18,496	17,226	17,444	18,088

1	We identified and recorded adjustments related to prior periods that decreased cost of revenues and increased selling, general and administrative expense by approximately $0.8 million per quarter for each of the first three quarters of fiscal year 2009 and the third and fourth quarters of fiscal year 2008. We have concluded that these corrections are immaterial to the 2008 and 2009 financial statements. These reclassifications did not impact net income or net income per share.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended September 25, 2009, September 30, 2008 and September 30, 2007

16. Subsequent Events

During the first quarter of 2010, we realigned all three of our segments to capture our Newpoint subsidiary in the Space Communications Systems segment, which has been renamed the Product Group segment. The Commercial Systems segment has been renamed the Civil and Commercial segment and now includes the operation that performs work with U.S. government civilian agencies. This operation was previously included in the Government Systems segment. The Government Systems segment has been renamed the Military and Intelligence segment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of September 25, 2009. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were not effective as of September 25, 2009 to provide reasonable assurance that information required to be disclosed by us, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure because of the material weaknesses in internal control over financial reporting described below.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year subject to this Annual Report on Form 10-K based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our assessment under the COSO Framework, we identified the following material weaknesses as of September 25, 2009.

1.	Internal controls over the recognition of revenue were not designed appropriately or operating effectively to ensure that revenue is recorded in accordance with generally accepted accounting principles based on the relevant terms and status of our contracts at each financial reporting date. This affected other accounts related to revenue such as cost of revenues, deferred revenue, unbilled receivables and deferred project costs. As a result of this material weakness, there were a significant number of audit adjustments recorded in the interim and annual consolidated financial statements during fiscal year 2009.

2.	We did not have sufficient qualified accounting resources to monitor the operating effectiveness of internal controls and to adequately address complex accounting and financial reporting matters in an effective or timely manner. As a result, there is a material weakness over monitoring our financial statement close and financial reporting processes.

As a result of these material weaknesses, we concluded that our internal control over financial reporting was not effective as of September 25, 2009.

Ernst & Young LLP, our independent registered public accounting firm, has issued an opinion on our internal control over financial reporting. Their opinion appears in the Report of Independent Registered Public Accounting Firm beginning on page F-3 of this Annual Report on Form 10-K.

c. Remediation activities

Management made improvements to our internal control over financial reporting throughout fiscal year 2009, including the hiring of additional personnel and replacement of some existing personnel with more qualified individuals. In addition, we engaged a third party consultant to assist in remediating the deficiencies in our internal controls and procedures, including our controls over revenue recognition and related transactions. The consultant also assisted management in documenting and testing the adequacy of our financial reporting controls, performing certain of our internal audit functions, and reviewing certain contracts for proper accounting treatment based on contract terms and status. We also took the following specific actions during fiscal year 2009:

•	Hired a new Vice President of Finance;

•	Established a new position –“Controller, Project Services” in addition to several new staff level accounting personnel;

•	Hired two experienced revenue recognition personnel;

•	Established a monthly financial results review meeting with the Chief Financial Officer and Controller;

•	Established a quarterly revenue review meeting with the Controller, Project Services whereby each major program is discussed with the project managers;

•	Continued to provide formal training for existing staff;

•	Created a comprehensive revenue recognition checklists and documentation to be prepared at the onset of each contract as well as further documented our revenue accounting policies and procedures;

•	Established a policy whereby the accounting department and project managers approve revenue memoranda and calculations; and

•	Conducted reviews of compliance programs.

Although management implemented certain additional controls in fiscal year 2009, the Company was not able to remediate in full its prior year material weaknesses.

Management is continuing to review and evaluate our internal control procedures and the design of those procedures relating to our revenue recognition, financial statement, and financial reporting processes. Once this review is complete, we intend to implement the necessary changes to remediate these material weaknesses.

d. Changes in Internal Control Over Financial Reporting.

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation of any change in our internal control over financial reporting that occurred during our fourth quarter ended September 25, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This evaluation was carried out under the supervision and with the participation of our management, including the Chief

Executive Officer and Chief Financial Officer. Based upon that evaluation, other than as described above, we concluded that there was no change in our internal control over financial reporting during this period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On September 30, 2009, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the FY 2010 Management Incentive Plan (the “2010 Incentive Plan”). The 2010 Incentive Plan covers the performance period from September 26, 2009 to September 24, 2010. Participants in the 2010 Incentive Plan include certain key Company employees, including Paul G. Casner, Jr., Chief Executive Officer, William M. Bambarger, Jr., Chief Financial Officer, Maj. Gen. (Ret.) H. Marshal Ward, Chief Operating Officer, Miller Adams, Executive Vice President and General Counsel, Stuart C. Daughtridge, Executive Vice President and General Manager, Products Group, and James B. Kramer, Senior Vice President and General Manager, Civil and Commercial Group (collectively, the “Executive Officers”).

Each Executive Officer is eligible for a cash bonus under the 2010 Incentive Plan based upon a percentage of their base salary (titles as of fiscal year 2010):

•	Paul G. Casner, Jr., Chief Executive Officer – 75% of base salary;

•	William M. Bambarger, Jr., Chief Financial Officer – 50% of base salary;

•	Maj. Gen. (Ret.) H. Marshal Ward, Chief Operating Officer – 50% of base salary;

•	Miller Adams, Executive Vice President and General Counsel – 50% of base salary;

•	Stuart C. Daughtridge, Executive Vice President and General Manager, Products Group – 40% of base salary; and

•	James B. Kramer, Senior Vice President and General Manager, Civil and Commercial Group – 40% of base salary.

Funding of the 2010 Incentive Plan for the Executive Officers is determined by the Company’s attainment of Corporate (80% weighting) and Individual (20% weighting) goals, which the 2010 Incentive Plan provides will be approved by the Compensation Committee. Corporate goals are based on performance metrics regarding Bookings (30% weighting), Revenue (20% weighting), Gross Profit (30% weighting) and Earnings Per Share (20% weighting). For purposes of the 2010 Incentive Plan, “Bookings” means new contract awards and extensions to existing contracts minus contract scope reductions. In the event that the Corporate Gross Profit achievement is less than 90% of the target, any individual performance award percentage can be set to zero at the discretion of Executive Management and/or the Compensation Committee. Bonuses based on performance against the 2010 Incentive Plan’s goals can range from 0% (for less than 90% performance) to 200% (based on 120% and higher performance).

Each Executive Officer may receive a bonus under the 2010 Incentive Plan only if the goals established by the Committee are attained. However, even if the goals are met, the Committee may determine to pay a bonus of more than or less than the amount determined by the formula or standard established or may pay no bonus at all, unless the Compensation Committee otherwise expressly provides by written contract or other written commitment.

PART III

Certain information required by Part III is incorporated by reference to our definitive proxy statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after September 25, 2009.

Except for those portions specifically incorporated in this report by reference to our proxy statement for the 2010 Annual Meeting of Stockholders, no other portions of the proxy statement are deemed to be filed as part of this Report on Form 10-K.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the information under the captions

“Corporate Governance Guidelines”, “Executive Officers”, “Committees of the Board – Audit Committee”, “Code of Ethical Conduct”, “Selection of Director Nominees”, “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, in our proxy statement for the 2010 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after September 25, 2009.

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

The information required by this item is incorporated by reference from the information under the caption “Executive and Director Compensation” in our proxy statement for the 2010 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after September 25, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our proxy statement for the 2010 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after September 25, 2009.

Equity Compensation Plan Information

The following table sets forth certain equity compensation plan information as of September 25, 2009 regarding equity compensation plans approved and not approved by our stockholders (shares in thousands):

Plan Category	Numbers of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,853	$13.13	2,520
Equity compensation plans not approved by security holders	—	—	—

Total	1,853	$13.13	2,520

(1)

Reflects equity awards granted under the Integral Systems, Inc. 2008 Stock Incentive Plan and the 2002 Stock Option Plan and 797 thousand shares reserved for issuance under the 2008 Stock Incentive Plan and 1.7 million shares reserved for issuance under the Employee Stock Purchase Plan, all as of September 25, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information under the caption “Policy on Transactions and Arrangements with Related Persons” in our proxy statement for the 2010 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our proxy statement for the 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements.

2. Financial Statement Schedules.

Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instruction or are inapplicable and therefore have been omitted.

3. Index to Exhibits

2.1	Plan of Acquisition of QinetiQ Limited Assets (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2009 filed with the SEC on May 6, 2009).

(a) Asset Sale Agreement between QinetiQ Limited and the Company, dated February 20, 2009.[1,2]

(b) Assignment and Sale of Intellectual Property Rights and Transfer of Commercial Records between QinetiQ Limited and the Company, dated February 20, 2009.[1,2]

(c) Limitations Agreement between QinetiQ Limited and the Company, dated February 20, 2009.

(d) Services Agreement between QinetiQ Limited and the Company, dated February 20, 2009.[1,2]

3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006, as supplemented by Articles Supplementary of the Company dated February 12, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007) as amended by the Articles of Amendment dated February 26, 2009 and effective April 29, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2009 filed with the SEC on May 6, 2009).

3.2	Amended and Restated By-laws of the Company, as amended by Amendments No. 1, 2, 3, 4 and 5 thereto (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2009).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-58453) filed with the SEC on July 2, 1998).

10.1+	2002 Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-87694) filed with the SEC on May 7, 2002), as amended by the Amended and Restated Integral Systems, Inc. 2002 Stock Option Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A for the 2005 annual meeting of stockholders filed with the SEC on March 9, 2005).

10.2+	Integral Systems, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008).

10.3+	Integral Systems, Inc. Executive Officer Incentive Plan FY 2009 (filed herewith).

10.4+	Integral Systems, Inc. Management Incentive Plan FY 2010 (filed herewith).

10.5+	Integral Systems, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008).

10.6+	Form of Grant Document for Nonqualified Stock Options under Integral Systems, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed with the SEC on May 7, 2008).

10.7+	Form of Grant Document for Incentive Stock Options under Integral Systems, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.06 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed with the SEC on May 7, 2008).

10.8	Stock Repurchase Agreement between Fursa Alternative Strategies LLC and the Company, dated February 29, 2008 (incorporated by reference to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed with the SEC on May 7, 2008).

10.9+	Form of Indemnification Agreement between the Company and certain of its officers and all of its directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10- Q for the period ended March 31, 2003 filed with the SEC on May 15, 2003).

10.10	Lease dated June 1, 1999, between Integral Systems, Inc. and ASP Washington, L.L.C. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 1999 filed with the SEC on August 12, 1999), and amendment thereto, dated October 27, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2005).

10.11	Lease Agreement dated June 6, 2008, between Integral Systems, Inc. and Corporate Office Properties Trust (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2008).

10.12	Purchase and Sale Agreement between Real Time Logic, Inc. and COPT Academy Ridge, LLC, dated June 26, 2009 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2009).

10.13	Lease Agreement between Real Time Logic, Inc. and COPT Academy Ridge, LLC, dated June 26, 2009 (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2009).

10.14	Amended and Restated Revolving Line of Credit Loan Agreement, dated September 28, 2007, among the Company, certain of its subsidiaries, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the SEC on December 12, 2007).

10.15	Master Lease Agreement, Addendum thereto and Progress Payment Agreement, each dated as of January 21, 2009, between the Company and Banc of America Leasing & Capital, LLC and related acceptance letter and term sheet (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 26, 2008 filed with the SEC on February 5, 2009).

10.16	Award/Contract No. F04701-01-C-0012 from MCK Space & Missile Systems Center, effective as of February 7, 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002 filed with the SEC on May 15, 2002).

10.17	Award/Contract No. FA8819-05-C-0018 from Space & Missile Systems Center (“SMC”) on behalf of U.S. Air Force, effective as of February 25, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed with the SEC on May 10, 2005

10.18+	Employment Agreement between R. Miller Adams and the Company, dated February 25, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2009 filed with the SEC on May 6, 2009).

10.19+	Employment Agreement between William M. Bambarger, Jr. and the Company, effective as of September 25, 2007 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the SEC on December 12, 2007), as amended by Amendment No. 1 to Employment Agreement between William M. Bambarger, Jr. and the Company, effective as of April 30, 2008 (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed with the SEC on August 7, 2008), as amended by Amendment No. 2 to Employment Agreement between William M. Bambarger, Jr. and the Company, dated May 8, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2009).

10.20+	Summary of Compensatory Arrangement of Paul G. Casner, Jr., effective as of August 10, 2009 (incorporated by reference to the Company’s Current Reports on Form 8-K/A, filed on August 14, 2009 and August 27, 2009).

10.21+	Employment Agreement between Stuart C. Daughtridge and the Company, effective as of December 5, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2007).

10.22+	Employment Agreement between H. Marshal Ward and the Company, effective as of August 31, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2009.

10.23+	Employment Agreement between Alan W. Baldwin and the Company, effective July 30, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2007), as amended by the First Amendment to Employment Agreement between Alan W. Baldwin and the Company, effective July 9, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2008) and by the Terms and Conditions for Nonqualified Stock Option Grant to Alan W. Baldwin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008).

10.24+	Employment Agreement between Elaine M. Brown and the Company, dated September 12, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2007), as superseded by Separation Agreement and General Release between Elaine M. Brown and the Company, dated July 2, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2008).

10.25+	Employment Agreement between John B. Higginbotham and the Company, effective July 9, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2008), as amended by the First Amendment to Employment Agreement between John B. Higginbotham and the Company, effective August 7, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008), as amended by the Second Amendment to Employment Agreement between John B. Higginbotham and the Company, dated February 20, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2009), as superseded by the Agreement and Release between John B. Higginbotham and the Company, dated August 10, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2009).

10.26+	Employment Agreement between Peter J. Gaffney and the Company, dated September 12, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2007), as superseded by the Contract Employee Services Agreement between Peter J. Gaffney and the Company, effective October 21, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2008).

10.27+	Employment Agreement between Jeffrey A. Rosolio and the Company, effective as of November 19, 2007 (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed with the SEC on May 7, 2008), as amended by Amendment No. 1 to Employment Agreement between Jeffrey A. Rosolio and the Company, effective as of April 30, 2008 (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed with the SEC on August 7, 2008), as superseded by the Agreement and Release between Jeffrey A. Rosolio and the Company, effective as of March 20, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2009 filed with the SEC on May 6, 2009).

10.28+	Employment Agreement between James G. Schuetzle and the Company, effective as of December 5, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2007), as superseded by the Agreement and Release between James G. Schuetzle and the Company, effective as of March 20, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2009).

18.1	Letter regarding change in accounting principle (incorporated by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 26, 2009 filed with the SEC on August 5, 2009).

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Bernstein & Pinchuk LLP.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management or compensatory plan or arrangement
1	Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
2	The Company will furnish to the SEC, upon request, a copy of each schedule to this Agreement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of December 9, 2009.

INTEGRAL SYSTEMS, INC.

By:	/S/ PAUL G. CASNER, JR.
Paul G. Casner, Jr.
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Titles	Date

/S/ PAUL G. CASNER, JR.	Chief Executive Officer, President and Director	December 9, 2009
Paul G. Casner, Jr.

/S/ WILLIAM M. BAMBARGER, JR.	Chief Financial Officer and Treasurer, Principal Accounting Officer	December 9, 2009
William M. Bambarger, Jr.

/S/ JOHN M. ALBERTINE	Chairman of the Board, Director	December 9, 2009
John M. Albertine

/S/ JAMES B. ARMOR, JR.	Director	December 9, 2009
James B. Armor, Jr.

/S/ ALAN W. BALDWIN	Director	December 9, 2009
Alan W. Baldwin

/S/ WILLIAM F. LEIMKUHLER	Director	December 9, 2009
William F. Leimkuhler

/S/ R. DOSS MCCOMAS	Director	December 9, 2009
R. Doss McComas

/S/ BRUCE L. LEV	Director	December 9, 2009
Bruce L. Lev

EXHIBIT INDEX

Exhibit Number	Description

2.1	Plan of Acquisition of QinetiQ Limited Assets (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2009 filed with the SEC on May 6, 2009).

(a) Asset Sale Agreement between QinetiQ Limited and the Company, dated February 20, 2009.[1,2]

(b) Assignment and Sale of Intellectual Property Rights and Transfer of Commercial Records between QinetiQ Limited and the Company, dated February 20, 2009.[1,2]

(c) Limitations Agreement between QinetiQ Limited and the Company, dated February 20, 2009.

(d) Services Agreement between QinetiQ Limited and the Company, dated February 20, 2009.[1,2]

3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006, as supplemented by Articles Supplementary of the Company dated February 12, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007) as amended by the Articles of Amendment dated February 26, 2009 and effective April 29, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2009 filed with the SEC on May 6, 2009).

3.2	Amended and Restated By-laws of the Company, as amended by Amendments No. 1, 2, 3, 4 and 5 thereto (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2009).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-58453) filed with the SEC on July 2, 1998).

10.1+	2002 Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-87694) filed with the SEC on May 7, 2002), as amended by the Amended and Restated Integral Systems, Inc. 2002 Stock Option Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A for the 2005 annual meeting of stockholders filed with the SEC on March 9, 2005).

10.2+	Integral Systems, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008).

10.3+	Integral Systems, Inc. Executive Officer Incentive Plan FY 2009 (filed herewith).

10.4+	Integral Systems, Inc. Management Incentive Plan FY 2010 (filed herewith).

10.5+	Integral Systems, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008).

10.6+	Form of Grant Document for Nonqualified Stock Options under Integral Systems, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed with the SEC on May 7, 2008).

10.7+	Form of Grant Document for Incentive Stock Options under Integral Systems, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.06 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed with the SEC on May 7, 2008).

10.8	Stock Repurchase Agreement between Fursa Alternative Strategies LLC and the Company, dated February 29, 2008 (incorporated by reference to Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed with the SEC on May 7, 2008).

10.9+	Form of Indemnification Agreement between the Company and certain of its officers and all of its directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed with the SEC on May 15, 2003).

10.10	Lease dated June 1, 1999, between Integral Systems, Inc. and ASP Washington, L.L.C. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 1999 filed with the SEC on August 12, 1999), and amendment thereto, dated October 27, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2005).

10.11	Lease Agreement dated June 6, 2008, between Integral Systems, Inc. and Corporate Office Properties Trust (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2008).

10.12	Purchase and Sale Agreement between Real Time Logic, Inc. and COPT Academy Ridge, LLC, dated June 26, 2009 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2009).

10.13	Lease Agreement between Real Time Logic, Inc. and COPT Academy Ridge, LLC, dated June 26, 2009 (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2009).

10.14	Amended and Restated Revolving Line of Credit Loan Agreement, dated September 28, 2007, among the Company, certain of its subsidiaries, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the SEC on December 12, 2007).

10.15	Master Lease Agreement, Addendum thereto and Progress Payment Agreement, each dated as of January 21, 2009, between the Company and Banc of America Leasing & Capital, LLC and related acceptance letter and term sheet (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 26, 2008 filed with the SEC on February 5, 2009).

10.16	Award/Contract No. F04701-01-C-0012 from MCK Space & Missile Systems Center, effective as of February 7, 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002 filed with the SEC on May 15, 2002).

10.17	Award/Contract No. FA8819-05-C-0018 from Space & Missile Systems Center (“SMC”) on behalf of U.S. Air Force, effective as of February 25, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed with the SEC on May 10, 2005

10.18+	Employment Agreement between R. Miller Adams and the Company, dated February 25, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2009 filed with the SEC on May 6, 2009).

10.19+	Employment Agreement between William M. Bambarger, Jr. and the Company, effective as of September 25, 2007 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the SEC on December 12, 2007), as amended by Amendment No. 1 to Employment Agreement between William M. Bambarger, Jr. and the Company, effective as of April 30, 2008 (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed with the SEC on August 7, 2008), as amended by Amendment No. 2 to Employment Agreement between William M. Bambarger, Jr. and the Company, dated May 8, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2009).

10.20+	Summary of Compensatory Arrangement of Paul G. Casner, Jr., effective as of August 10, 2009 (incorporated by reference to the Company’s Current Reports on Form 8-K/A, filed on August 14, 2009 and August 27, 2009).

10.21+	Employment Agreement between Stuart C. Daughtridge and the Company, effective as of December 5, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2007).

10.22+	Employment Agreement between H. Marshal Ward and the Company, effective as of August 31, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2009.

10.23+	Employment Agreement between Alan W. Baldwin and the Company, effective July 30, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2007), as amended by the First Amendment to Employment Agreement between Alan W. Baldwin and the Company, effective July 9, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2008) and by the Terms and Conditions for Nonqualified Stock Option Grant to Alan W. Baldwin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008).

10.24+	Employment Agreement between Elaine M. Brown and the Company, dated September 12, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2007), as superseded by Separation Agreement and General Release between Elaine M. Brown and the Company, dated July 2, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2008).

10.25+	Employment Agreement between John B. Higginbotham and the Company, effective July 9, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2008), as amended by the First Amendment to Employment Agreement between John B. Higginbotham and the Company, effective August 7, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008), as amended by the Second Amendment to Employment Agreement between John B. Higginbotham and the Company, dated February 20, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2009), as superseded by the Agreement and Release between John B. Higginbotham and the Company, dated August 10, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2009).

10.26+	Employment Agreement between Peter J. Gaffney and the Company, dated September 12, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2007), as superseded by the Contract Employee Services Agreement between Peter J. Gaffney and the Company, effective October 21, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2008).

10.27+	Employment Agreement between Jeffrey A. Rosolio and the Company, effective as of November 19, 2007 (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed with the SEC on May 7, 2008), as amended by Amendment No. 1 to Employment Agreement between Jeffrey A. Rosolio and the Company, effective as of April 30, 2008 (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed with the SEC on August 7, 2008), as superseded by the Agreement and Release between Jeffrey A. Rosolio and the Company, effective as of March 20, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2009 filed with the SEC on May 6, 2009).

10.28+	Employment Agreement between James G. Schuetzle and the Company, effective as of December 5, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2007), as superseded by the Agreement and Release between James G. Schuetzle and the Company, effective as of March 20, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2009).

18.1	Letter regarding change in accounting principle (incorporated by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 26, 2009 filed with the SEC on August 5, 2009).

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Bernstein & Pinchuk LLP.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management or compensatory plan or arrangement
1	Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
2	The Company will furnish to the SEC, upon request, a copy of each schedule to this Agreement.