Form 10-Q
period 2009-12-25
INTEGRAL SYSTEMS INC /MD/
filed 2010-02-03
CIK 718130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2009

or

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

As of January 27, 2010, the Registrant had issued and outstanding 17,394,602 shares of common stock.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this Quarterly Report on Form 10-Q, including those in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward looking within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, from time to time, Integral Systems, Inc., a Maryland corporation (the “Company”, “we”, “us”, “our”), may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “believe”, “expect”, “anticipate”, “estimate”, “continue”, or other similar words, including but not limited to statements as to the intent, belief, or current expectations and the intent, belief, or current expectations of the Company, and its directors, officers, and management with respect to our future operations, performance, positions or statements or which contain other forward-looking information. These forward-looking statements are predictions. The future results indicated, whether expressed or implied, may not be achieved. Our actual results may differ significantly from the results discussed in the forward-looking statements. While we believe that these statements are and will be accurate, a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our statements. Our business is dependent upon general economic conditions and upon various conditions specific to us and to our industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may affect our business, other than those described elsewhere herein, include the risk factors described in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended September 25, 2009. When considering the forward-looking statements in this Form 10-Q, you should keep in mind the risk factors and other cautionary statements set forth in this Form 10-Q and our Annual Report on Form 10-K.

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

•

Performance of some of our U.S. government contracts may require certain security clearances and some of our contracts are subject to security classification restrictions which we may not be able to obtain.

•	Our contracts and subcontracts are subject to a competitive bidding process that may affect our ability to win contract awards or renewals in the future.

•	A significant portion of our revenue is derived from contracts or subcontracts funded by the U.S. government and are subject to the budget and funding process of the U.S. government.

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

•

We have vacated leased facilities in Lanham, Maryland that we estimate that we will be able to sublease by June, 2010. We have recognized a loss for the estimated period of vacancy. Revision to this estimate based on changes to the potential for a sublease tenant, future vacancy rate, the time required to sublet these facilities, and sublease rates may result in revision to the estimated loss.

•	We are subject to risks associated with our strategy of acquiring other companies.

•	We may be exposed to product liability or related claims with respect to our products.

•	Our products may become obsolete due to rapid technological change in the satellite industry.

•	Our international business exposes us to risks relating to increased regulation and political or economic instability in foreign markets.

•	Our business is dependent on the availability of certain components and raw materials that we buy from suppliers.

•	We depend upon attracting and retaining a highly skilled professional staff and the service of our key personnel.

•	We depend upon our intellectual property rights and risk having our rights infringed.

•	The estimated backlog under our contracts is not necessarily indicative of revenues that will actually be realized under those contracts.

•	Government audits of our contracts and resulting audit adjustments could materially impact our earnings and cash position.

•	The market price of our common stock may be volatile.

•	Our quarterly operating results may vary significantly from quarter to quarter.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 25, 2009	September 25, 2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$13,240	$5,698
Accounts receivable, net of allowance for doubtful accounts of $1,064 and $1,063, respectively	27,446	27,016
Unbilled revenue	28,922	37,028
Prepaid expenses and other current assets	2,047	1,256
Income tax receivable	8,396	12,361
Deferred contract costs	2,451	2,598
Inventory	10,018	9,994

Total current assets	92,520	95,951

Property and equipment, net	19,387	20,368
Goodwill	54,113	54,113
Intangible assets, net	6,476	6,711
Other assets	1,762	1,181

Total assets	$174,258	$178,324

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,222	$5,771
Accrued expenses	15,848	17,941
Deferred tax liability	7,347	7,347
Deferred revenue	15,650	12,373
Short-term debt	—	5,311

Total current liabilities	43,067	48,743

Deferred rent, non-current	8,321	8,460
Obligations under capital leases	4,925	5,163
Other non-current liabilities	943	955

Total liabilities	57,256	63,321

Stockholders’ equity:
Common stock, $.01 par value, 80,000,000 shares authorized, and 17,363,537 and 17,331,796 shares issued and outstanding December 25, 2009 and September 25, 2009, respectively	174	173
Additional paid-in capital	67,311	66,461
Retained earnings	49,575	48,354
Accumulated other comprehensive (loss) income	(58)	15

Total stockholders’ equity	117,002	115,003

Total liabilities and stockholders’ equity	$174,258	$178,324

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	December 25, 2009	December 26, 2008
Revenue:
Contract revenue	$27,011	$31,359
Product revenue	7,531	3,984
Software maintenance revenue	3,184	3,127

Total revenue	37,726	38,470

Cost of revenue:
Contract and software maintenance cost of revenue	20,101	22,246
Product cost of revenue	3,155	1,975

Total cost of revenue	23,256	24,221

Gross profit	14,470	14,249

Operating expense:
Selling, general & administrative	11,168	12,229
Research & development	1,273	720

Income from operations	2,029	1,300

Other (expense) income, net	(162)	7

Income before income taxes	1,867	1,307

Income tax provision	646	282

Net income	$1,221	$1,025

Comprehensive (loss) income:
Cumulative currency translation adjustment	(73)	24

Total comprehensive income	$1,148	$1,049

Weighted average number of common shares:
Basic	17,393	17,266
Diluted	17,395	17,441

Net income per share:
Basic	$0.07	$0.06
Diluted	$0.07	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Three Months Ended
	December 25, 2009	December 26, 2008
Cash flows from operating activities:
Net income	$1,221	$1,025
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,429	639
Bad debt expense	—	19
Stock-based compensation	634	1,036
Changes in operating assets and liabilities
Accounts receivable	(465)	(852)
Unbilled revenue	7,518	(2,948)
Prepaid expenses and other current assets	(832)	(709)
Deferred contract costs	128	331
Inventories	(24)	(687)
Income taxes receivable	3,966	282
Accounts payable	(1,572)	(2,970)
Accrued expenses	(1,991)	(3,724)
Deferred revenue	3,325	131
Other	(1)	—

Net cash provided by (used in) operating activities	13,336	(8,427)

Cash flows from investing activities:
Acquisitions of fixed assets	(210)	(1,040)
Other investing activities	—	(178)

Net cash used in investing activities	(210)	(1,218)

Cash flows from financing activities:
Repayment of line of credit borrowing	(11,811)	—
Proceeds from line of credit borrowing	6,500	—
Payments on capital lease obligations	(231)	(5)
Proceeds from issuance of common stock	—	76

Net cash (used in) provided by financing activities	(5,542)	71

Net increase (decrease) in cash and cash equivalents	7,584	(9,574)
Effect of exchange rate changes on cash	(42)	66
Cash and cash equivalents - beginning of period	5,698	15,026

Cash and cash equivalents - end of period	$13,240	$5,518

Supplemental disclosures of cash flow information:
Income taxes paid	$37	$1
Interest expense paid	$117	$1

Supplemental schedule of noncash investing and financing activities:

A capital lease obligation of $8 was incurred when we entered into a lease for new equipment in 2009.

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

Effective with the first quarter of our fiscal year 2009, it is our practice to close our books and records on the Friday prior to the calendar quarter-end for interim periods to align our financial closing with our business processes. We also changed our fiscal year end date to the last Friday of September of each year, resulting in fiscal year 2009 ending on September 25, 2009. Fiscal year 2010 will end on September 24, 2010. We do not believe this change materially affects the comparability of the results of operations presented within our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During the first quarter of 2010, we realigned all three of our segments to capture our Newpoint subsidiary in the Space Communications Systems segment, which has been renamed the Products Group segment. The Commercial Systems segment has been renamed the Civil and Commercial segment and now includes the operation that performs work with U.S. government civilian agencies such as National Aeronautics and Space Administration (“NASA”), National Oceanic and Atmospheric Administration (“NOAA”), and The United States Coast Guard. This operation was previously included in the Government Systems segment. The Government Systems segment has been renamed the Military and Intelligence segment.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 25, 2009 are not necessarily indicative of the results that may be expected for fiscal year 2010.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect certain reported amounts of assets and liabilities, and changes therein, disclosure of contingent assets and liabilities, and revenues and expenses recognized during the reporting period. Actual results could differ from those estimates.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Acquisition of satID Product Line

On February 20, 2009, we acquired the intellectual property and other net assets of the satID product line from U.K.-based QinetiQ Limited (the “satID acquisition”). Satellite operators around the world use satID to geolocate the source of satellite interference, jamming, and unauthorized use to ensure quality of satellite service. The satID product is being integrated with Integral Systems’ Telemetrix®, Compass®, and Monics® products to provide a fully integrated capability to detect, characterize, and geolocate the source of satellite uplink communication signals with applications in commercial, military, government, and intelligence markets. The satID product is fully integrated into the Products Group.

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

4.	Accounts Receivable, Unbilled Revenue, and Deferred Revenue

Accounts receivable are recorded at the amount invoiced and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses from the existing accounts receivable. As of December 25, 2009 and September 25, 2009, we had an allowance for doubtful account balance of $1.1 million.

Unbilled revenue represents amounts recognized as revenue that have not been billed. Unbilled revenue was $30.2 million as of December 25, 2009, of which $28.9 million is expected to be collected in the next 12 months. As of December 25, 2009, unbilled revenue that is not expected to be collected within the next 12 months, in the amount of $1.3 million, is included in other assets in our consolidated balance sheet. Unbilled revenue was $37.7 million as of September 25, 2009, of which $37.0 million was expected to be collected within 12 months. As of September 25, 2009, unbilled revenue that was not expected to be collected within 12 months, in the amount of $0.7 million, was included in other assets in our consolidated balance sheet.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue from our Military & Intelligence segment’s cost-plus contracts are driven by pricing based on costs incurred to perform services under contracts with the U.S. government. Cost-based pricing is determined under the Federal Acquisition Regulation, which provides guidance on the types of costs that are allowable in establishing prices for goods and services and allowability and allocability of costs to contracts under U.S. government contracts. Allocable costs are billed to the U.S. government based upon approved billing rates. We have incurred allocable costs we believe are allowable and reimbursable under our cost-plus contracts that are higher than the approved billing rates. The unbilled revenues that are not expected to be collected within 12 months relate to the difference between the incurred allocable costs and the amount based on the approved billing rates for costs incurred during fiscal year 2009, and the three months ended December 25, 2009. If we receive approval and obtain funding for our actual incurred allocable costs, we will be able to bill these amounts.

As of December 25, 2009, we have recognized $8.9 million in revenue in excess of funding, of which $5.9 million is in excess of contract value on our Military and Intelligence segment’s cost-plus contracts with the United States Air Force. These amounts are considered at-risk revenue. The revenue in excess of funding and revenue in excess of contract value result from recognition of estimated award fees and higher indirect rates than originally planned. We believe this amount is fully realizable and that the funding will be forthcoming.

Deferred revenue represents amounts billed and collected for contracts in progress for which revenue has not been recognized and is reflected as a liability. Revenue will be recognized when revenue recognition criteria are met.

5.	Inventory

Inventories consist primarily of raw materials and finished goods (which include raw materials and direct labor). Inventories are valued at the lower of cost or market. We determine cost on the basis of the weighted average cost or first-in-first-out method. We did not have a reserve for obsolescence at December 25, 2009, or September 25, 2009. Inventory consists of the following:

	December 25, 2009	September 25, 2009
	(in thousands of dollars)
Finished Goods	$260	$268
Work-in-process	1,523	2,076
Raw Materials	8,235	7,650

Total	$10,018	$9,994

6.	Goodwill

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

The fair value of the Lumistar reporting unit was estimated principally based on the discounted cash flow method and the guideline public company method. The discounted cash flow method was applied by applying an estimated market-based discount rate to the projected after-tax cash flows for the reporting unit. The guideline public company method was applied by applying an estimated market-based multiple to the reporting unit’s estimated earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The key assumptions that drive the estimated fair value of the reporting unit include expected future sales and margins, expected future growth rates of sales and expenses, and market-based inputs for discount rates and EBITDA multiples.

We acknowledge the uncertainty surrounding the key assumptions that drive the estimated fair value of the Lumistar reporting unit. Any material negative change in the fundamental outlook for the Lumistar reporting unit, its industry or the capital market environment could cause the reporting unit to fail step one. Accordingly, we will be monitoring events and circumstances each quarter (prior to the annual testing date) to determine whether an additional goodwill impairment test should be performed. If the Lumistar reporting unit were to fail the step one test, the goodwill impairment will exceed the difference between the fair value of the reporting unit and its carrying value because the reporting unit does not carry any intangible asset balances that must be considered in step two when computing the fair value of goodwill. We reviewed the internal and external factors affecting the assumptions that drive the fair value of the Lumistar reporting unit as of December 25, 2009. Based on this review, we have concluded that no further impairment testing was necessary.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period plus shares to be issued on December 25, 2009 under our Employee Stock Purchase Plan. Diluted net income (loss) per share is calculated by dividing net income (loss) by the diluted weighted-average common shares, which reflects the potential dilution of stock options. The reconciliation of amounts used in the computation of basic and diluted net income per share consists of the following:

	Three Months Ended
	December 25, 2009	December 26, 2008
	(in thousands, except per share amounts)
Numerator:
Net Income	$1,221	$1,025

Denominator:
Shares used for basic earnings per share - weighted-average shares	17,393	17,266

Effect of dilutive securities:
Employee stock options	2	175

Shares used for diluted earnings per share-adjusted weighted-average shares and assumed conversions	17,395	17,441

Net income per share:
Basic earnings per share	$0.07	$0.06
Diluted earnings per share	$0.07	$0.06

Outstanding options to purchase shares of our common stock in the amounts of 1,687 thousand shares as of December 25, 2009, and 1,303 thousand shares as of December 26, 2008 were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

8.	Credit Facilities

Line of Credit

We have a line of credit agreement that permits unsecured borrowings of up to $25.0 million, including a sub-facility of $10 million for the issuance of letters of credit. Any borrowings under the facility will accrue interest at the one-month London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 1.25% to 2.25% depending on our ratio of funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”). We are required to pay a quarterly fee on the undrawn amount of the facility, at a rate of 0.20% to 0.25% per annum, depending on our ratio of funded debt to EBITDA. As of December 25, 2009, we had no outstanding borrowings on the line of credit, and $3.0 million on the sub-facility for the issuance of letters of credit. The credit agreement has certain financial covenants, including the maintenance of a maximum ratio of funded debt to EBITDA of 2.5 to 1.0 and a minimum fixed charge coverage ratio of 1.25 to 1, and expires on December 31, 2010. The credit agreement contains customary covenants, including affirmative covenants that require, among other things, certain financial reporting by us, and negative covenants that, among other things, restrict our ability to incur additional indebtedness, incur encumbrances on assets, reorganize, consolidate or merge with another company, or make acquisitions, or stock repurchases. We are not in default of our covenants as of December 25, 2009, nor are we close to not meeting any of our financial covenants. The credit agreement also contains customary events of default, including cross-default provisions to certain of our other debt facilities. Failure to comply with such covenants, or the occurrence of any other event of default, could result in the acceleration of our loans or other financial obligations under the credit agreement and the termination of the facility. The availability of loans and letters of credit under the facility is subject to customary conditions, including the material accuracy of certain representations and warranties and no default continuing under the credit agreement.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Capital Equipment Lease Facility

We have a master lease agreement and had a progress payment agreement for a capital equipment lease facility (the “facility”) with Banc of America Leasing & Capital, LLC (“BALC”). Under this facility, we could borrow up to $7.0 million for the purchase of new furniture, fixtures and equipment (“new assets”). Initially, under the progress payment agreement, BALC would advance funding for new assets. The utilization expiration date under this progress payment agreement was September 30, 2009, for advance funding on new assets. No principal payments were due on such borrowings, and interest accrued at one-month LIBOR, plus 1.5%, payable monthly in arrears. We had capital lease obligations of $5.9 million and $6.1 million, respectively, as of December 25, 2009 and September 25, 2009, and no advance payments outstanding from BALC under the progress payment agreement. The lease term is 72 months from the lease commencement date, with monthly rent payments (representing the payment of principal and interest on the borrowed amount) calculated based on a lease rate factor as defined under the facility. The lease rate factor is based on the three-year swap index as quoted in the Bloomberg Daily Summaries as of the lease commencement date.

9.	Commitments and Contingencies

Operating Lease

On June 6, 2008, we entered into a material lease agreement for newly leased property located at 6721 Columbia Gateway Drive in Columbia, Maryland, which is now our new corporate headquarters. We relocated our corporate headquarters from its previous location at 5000 Philadelphia Way, Lanham, Maryland, in May 2009. The lease term is for 11 years; the facility is approximately 131,450 square feet and has an initial $28 per square foot annual lease cost, with annual escalations of approximately 2.75% to 3.00%. We received a $7.4 million allowance for costs to build out this facility to our specifications and a $1.9 million incentive, which approximates the rent obligation for our Lanham, Maryland facility for twenty two months. These lease incentives will be amortized as a reduction of rental expense over the lease term. As a result of moving to our new headquarters in May 2009, we have vacated part of our leased space in Lanham, Maryland. We estimate that we will be able to sublease the facilities in Lanham, Maryland by June 2010. We have recorded an estimated loss for the period of vacancy. In determining our liability related to excess facility costs, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants and may result in revisions to the liability. Based on a revised estimate as of December 25, 2009, the estimated loss has been reduced as follows (in thousands):

Balance as of September 25, 2009	$1,104

Lease payments, net of accretion expense	(202)
Adjustment of estimate	(545)

Balance as of December 25, 2009	$357

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

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The sale of the land and building qualifies as a ‘sale’ as that term is defined in SFAS No. 66, “Accounting for Sales of Real Estate” (ASC 360-2 - Property, Plant, & Equipment- Real Estate Sales). Additionally, the subsequent leaseback of the Rental Property qualifies as normal leaseback as defined in SFAS No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases – an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11” (ASC 840-40-Sale-Leaseback Transaction). Therefore, we deferred the gain on the sale, of approximately $700,000, and we are amortizing the gain as a reduction in expense in proportion to the monthly rentals over the term of the lease. The Sale Agreement contains options that allow RT Logic and COPT to negotiate, at the request of RT Logic, a build-to-suit lease pursuant to which COPT would build a second building on the land purchased in this sale. This option, which expires at the fourth anniversary of the consummation of the sale, requires RT Logic to pay COPT option payments in the amount of $0.1 million per year.

Litigation, Claims, and Assessments

We are subject to various legal proceedings and threatened legal proceedings from time to time. We currently are not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on our business, results of operations, financial condition, or cash flows.

On December 15, 2008, a purported securities class action complaint was filed in Maryland federal court against the Company and certain of its current and former officers following the Company’s announcement on December 10, 2008, that it would restate its financial results for the first three quarters of fiscal year 2008. On February 17, 2009, five individual shareholders referring to themselves as the “Ulrich Group” filed an uncontested motion for appointment as lead plaintiffs and for approval of lead counsel. On July 21, 2009, the court dismissed the case for failure to effect service, apparently as a result of the fact that plaintiffs had not filed proofs of service as of that date. On August 3, 2009, plaintiffs filed a motion for relief from judgment requesting that the court vacate the order of dismissal, grant the uncontested motion for appointment of lead plaintiff and lead counsel, and enter a joint stipulation and proposed scheduling order. Defendants consented to the relief requested in the motion, which the court granted on August 24, 2009. Pursuant to the scheduling order, lead plaintiffs filed an amended complaint on September 21, 2009. The amended complaint sought certification of a class comprised of all persons who purchased the Company’s common stock between February 4, 2008 and December 10, 2008, inclusive (the “Class Period”). The amended complaint asserted claims under sections 10(b) and 20(a) of the Securities Exchange Act, based on allegations that certain statements made by the Company during the Class Period were false and/or misleading because those statements failed to disclose that (1) the Company prematurely and improperly recognized several categories of revenue; (2) as a result, the Company misstated its financial results during the Class Period; (3) the Company’s financial statements were not prepared in accordance with the Company’s publicly-disclosed accounting policies and/or generally accepted accounting principles; (4) the Company lacked adequate internal and financial controls; and (5) as a result, the Company’s financial statements were materially false and misleading. The amended complaint also includes a purported insider trading claim against one individual defendant. No specific damage amount was alleged in the amended complaint. On October 26, 2009, the Company and the individual defendants filed a motion to dismiss the amended complaint. A hearing on this motion was held on January 19, 2010. At the conclusion of the hearing, the court granted the motion and stated that judgment would be entered dismissing the amended complaint for failure to state a claim. Once the court enters the formal judgment of dismissal, plaintiffs will have thirty days to file any appeal from that judgment.

On July 14, 2009, a shareholder derivative lawsuit was filed in the same Maryland federal court against twelve individuals associated with the Company, including all current directors and certain other current and former officers, and against the Company as a nominal defendant. The derivative complaint purported to bring claims on behalf of the Company for breach of fiduciary duty based on the same events at issue in the securities class action described above. The shareholder filing the derivative complaint previously

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

submitted a demand letter to the Company’s board of directors (the “Board”) on February 23, 2009, asserting essentially the same claims. In response to the demand letter, the Board appointed a Demand Review Committee (the “Committee”) on February 26, 2009, comprised of directors James B. Armor and John M. Albertine. The Committee was charged with investigating, analyzing, and evaluating the matters raised in the demand letter and in a second substantively identical letter also received by the Company. With the advice of independent counsel and after extensive investigation, the Committee concluded, prior to the filing of the derivative action, that no basis existed for breach of fiduciary duty claims against any of the named individuals and that pursuit of litigation against those individuals was not in the bests interests of the Company. At a meeting held on July 22, 2009, the Board accepted the Committee’s recommendation that the Company accordingly reject the demand and seek dismissal of the derivative complaint. Following this process the Company provided shareholder’s counsel with information concerning the methodology and results of the Committee’s investigation. The shareholder subsequently agreed to dismiss the derivative action voluntarily, without any payment or other compensation to either the shareholder or his counsel. On September 14, 2009, the parties jointly filed a motion seeking preliminary court approval to dismiss the action, which the court granted on September 16. 2009. The court’s preliminary approval order required a 30-day notice period to allow any Company shareholder an opportunity to object to dismissal of the derivative lawsuit. No shareholder objected to the proposed dismissal. On November 12, 2009, the court entered a final order dismissing the derivative lawsuit without prejudice. The time period for filing any appeal from this final order has now expired.

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

In conjunction with its announcement of the administrative settlement, the SEC also disclosed that it was instituting separate civil actions against Mr. Prince and two other former officers of the Company. The Company has indemnification obligations to these individuals pursuant to the terms of separate Indemnification Agreements entered into with each of them effective as of December 4, 2002, and pursuant to the Company’s bylaws. The indemnification agreements each provide that, subject to certain terms and conditions, the Company shall indemnify the individual to the fullest extent permissible by Maryland law against judgments, penalties, fines, settlements and reasonable expenses actually incurred in the event that the individual is made a party to a legal proceeding by reason of his or her present or prior service as an

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

officer or employee of the Company, and shall also advance reasonable litigation expenses actually incurred subject to, among other conditions, receipt of a written undertaking to repay any costs or expenses advanced if it shall ultimately be determined that the individual has not met the standard of conduct required for indemnification under Maryland law. The Company’s bylaws contain similar indemnification provisions. The Company’s obligations under the indemnification agreements and bylaws are not subject to any monetary limit. In prior periods the Company advanced legal fees and costs incurred by the three individuals in connection with the SEC investigation up to the deductible limit under the Company’s applicable directors and officers liability insurance policy. Subsequent fees and costs have been paid directly by the insurance carrier, and the Company anticipates that legal fees and expenses incurred by these individuals in connection with the civil litigation will continue to be paid for by the insurance carrier. The Company believes that the remaining insurance policy limits will be sufficient to cover fully the Company’s indemnification obligations through the completion of the matter, although no assurance can be given in this regard.

10.	Stock Option Plan and Stock-Based Compensation

We have a 2008 Stock Incentive Plan that provides incentives for our employees, consultants, and directors to promote our financial success. The Compensation Committee of the Board of Directors has sole authority to select full-time employees, directors, or consultants to receive awards of options, stock appreciation rights, restricted stock, and restricted stock units under this plan. The maximum number of shares of common stock that may be issued pursuant to the 2008 Stock Incentive Plan is 3,199,894 (composed of (i) 1,800,000 shares available for grant under the 2008 Stock Incentive Plan, plus (ii) 180,800 shares that were authorized for issuance under the 2002 Stock Option Plan and were not subject to outstanding awards as of December 5, 2007, plus (iii) 1,219,094 shares that were subject to outstanding awards under the 2002 Stock Option Plan on December 5, 2007 (which shares are eligible for award under the 2008 Stock Incentive Plan to the extent that they cease to be subject to such awards for any reason on or after December 5, 2007). As of December 25, 2009, we had reserved for issuance an aggregate of 2,649,960 shares of common stock under the 2008 Stock Incentive Plan. As of December 25, 2009, we had 519,460 options outstanding under our 2002 Stock Option Plan and 1,342,668 options outstanding under our 2008 Stock Incentive Plan.

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

There were 14,932 forfeited options during the three months ended December 25, 2009. The weighted average exercise price of the forfeited options was $14.16 per share and the average grant date fair value was $5.97 per share. The shares underlying the forfeited options became eligible for grant under the 2008 Stock Incentive Plan.

There were 25,000 options granted during the three months ended December 25, 2009. The weighted-average grant date fair value of options that were granted during the three months ended December 25, 2009 was $3.57 per share. The fair value of the options granted was estimated on the date of the grant using the Black-Scholes options pricing model. The following table shows the assumptions used for the grants that occurred during the three months ended December 25, 2009.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Three Months Ended December 25, 2009
Expected volatility	50.6 - 53.0%
Risk free interest rate	2.62%
Forfeiture rate	0 - 6.15%
Dividend yield	0.0%
Expected lives	5.75 - 6.5 years

The expected volatility is established based on the historical volatility of our common stock. The risk free interest rate is determined based on the U.S. Treasury yield curve that is commensurate with the expected life of the options granted. The dividend yield is 0% based upon the decision by the Board of Directors to cease the payment of dividends for the foreseeable future. The forfeiture rate is based upon our historical experience of options granted that did not become vested, adjusted for non-recurring, involuntary terminations. During the first quarter of fiscal year 2010 and fiscal years 2009 and 2008, we issued stock options with a 10 year term. Prior to this, our stock options had a five or six year term. Therefore, the expected lives for the stock options issued with a 10 year term are based on the “simplified” method whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

We recognized $0.6 million and $1.0 million of stock-based compensation expense in the Consolidated Statements of Operations for the three month periods ended December 25, 2009 and December 26, 2008, respectively.

As of December 25, 2009, there was $4.7 million of unrecognized compensation expense related to remaining non-vested stock options that will be recognized over a weighted average period of 1.28 years. The total fair value of options which vested during the three month period ending December 25, 2009 was $0.08 million.

11.	Stockholders’ Equity Transactions

Effective October 15, 2008, we established the Integral Systems, Inc. Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits pre-tax contributions by eligible employees. The maximum percentage of an employee’s contribution cannot exceed 10%. The purchase price per share at which shares are purchased under the Employee Stock Purchase Plan is 85% of the fair-market value of our common stock. A maximum of 1,800,000 shares of our common stock may be purchased under the Employee Stock Purchase Plan. During the three months ended December 25, 2009, we issued 31,741 shares under this plan.

12.	Business Segment and Geographical Information

During the first quarter of 2010, we realigned all three of our segments to capture our Newpoint subsidiary in the Space Communications Systems segment, which has been renamed the Products Group segment. The Commercial Systems segment has been renamed the Civil and Commercial segment and now includes the operation that performs work for U.S. government civilian agencies such as NASA, NOAA and The United States Coast Guard. This operation was previously included in the Government Systems segment. The Government Systems segment has been renamed the Military and Intelligence segment. Results from the Newpoint subsidiary and the operation that performs work for U.S. government civilian agencies for the three months ended December 26, 2008 have been reclassified to conform to the presentation of the three months ended December 25, 2009. The reclassification does not modify the previously reported consolidated revenue, net income or earnings per share for the three months ended December 26, 2008. We evaluate the performance of our three operating segments based on operating income. The following is a brief description of each of the segments:

Military & Intelligence (formerly Government Systems): this segment provides ground systems products and services to the U.S. government. It is currently our largest segment in terms of revenue and consists of our core command and control business for government applications. Its primary customer is the U.S. Air Force.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Civil & Commercial (formerly Commercial Systems): this segment provides ground systems products and services to civilian agencies of the U.S. government such as NASA, NOAA, and The United States Coast Guard, commercial enterprises, and international governments and organizations. It consists of our core command and control business (our Command and Control division) for commercial applications and two of our wholly-owned subsidiaries as follows:

•

Integral Systems Europe S.A.S. serves as the focal point for our ground systems business in Europe, Middle East and Africa for command and control, signal monitoring, and network management using our products.

•

ISI Europe Limited provides antenna systems/network integration capabilities to address telemetry, tracking, and control antenna/network systems and broadcast antenna/network systems in the global markets.

Products Group (formerly Space Communications Systems): this segment includes our wholly-owned subsidiaries RT Logic, Lumistar, SAT, and Newpoint and our acquired satID product line. RT Logic designs and builds satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories, and range operations. Lumistar provides system level and board level telemetry products. SAT offers a range of software products and turnkey systems for monitoring and detecting interference, signals, and terrestrial communications. Newpoint offers an integrated suite of products primarily for commercial users, including communications satellite operators, communications satellite users, and general-purpose telecommunications companies. satID is a product used to geolocate the source of satellite interference, jamming, and unauthorized use to ensure quality of satellite service.

Summarized financial information by business segment is as follows:

	Three Months Ended
	December 25, 2009	December 26, 2008
	(in thousands of dollars)
Revenue
Military & Intelligence	$15,260	$17,248
Civil & Commercial	4,369	5,916
Products Group	19,156	17,019
Elimination of intersegment sales	(1,059)	(1,713)

Total revenue	37,726	38,470

Income (loss) from operations:
Military & Intelligence	759	(1,114)
Civil & Commercial	(362)	626
Products Group	1,632	1,788

Total income from operations	2,029	1,300

Other (expense) income, net	(162)	7

Income before income taxes	1,867	1,307
Income tax provision	646	282

Net Income	$1,221	$1,025

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Asset information for our segments at December 25, 2009 and September 25, 2009 is as follows;

	December 25, 2009	September 25, 2009
	(in thousands of dollars)
Total Assets:
Military & Intelligence	$31,542	$42,865
Civil & Commercial	9,014	8,241
Products Group	93,806	89,587
Corporate Support Assets	39,896	37,631

Total Assets	$174,258	$178,324

13.	Income Taxes

Our provision for income taxes is determined using an estimate of our annual effective tax rate for each of our legal entities in accordance with the interim reporting requirements of SFAS No. 109, “Accounting for Income Taxes,” (FASB Accounting Standards Codification (ASC) – 740-10-25 – Income Taxes – Overall – Recognition) Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” (ASC – 270-Interim Reporting) and Financial Accounting Standards Board (“FASB”) Interpretation No. 18 “Accounting for Income Taxes in Interim Periods – an interpretation of APB Opinion No. 28.” Accordingly, we have estimated our annual effective tax rate for the fiscal year and applied that rate to our income before taxes in determining our tax expense for the three months ended December 25, 2009. Non-recurring and discrete items that impact tax expense are recorded in the period incurred.

FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (ASC - 740-10-25 – Income Taxes – Overall – Recognition) clarifies the accounting for income taxes by prescribing that a company should use a more-likely-than not recognition threshold based on the technical merits of the tax position taken. Tax provisions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition, and explicitly excludes income taxes from the scope of SFAS No. 5, “Accounting for Contingencies” (ASC – 450-Contingencies).

During the third quarter of fiscal year 2009, we settled our U.S. income tax audit for the years ended September 30, 2004 through 2006 with respect to our amended income tax returns claiming tax credits for research and development expenditures. As a result of such settlement, we received a refund of $2.3 million (including interest) and reduced our income tax liability for uncertain tax provisions by $0.8 million (including interest). As of December 25, 2009 and September 25, 2009, we recorded an income tax liability of $0.3 million (including interest) related to uncertain tax positions.

If recognized, the entire balance of unrecognized tax benefits would impact the effective tax rate. Over the next 12 months, we do not anticipate that any of the liability for unrecognized tax benefits will be reversed. We recognize interest income, interest expense, and penalties relating to tax exposures as a component of income tax expense. The amount of interest expense and penalties related to the above unrecognized tax benefits was $3 thousand, net of the federal tax benefit for the three months ended December 25, 2009.

Included in the income tax provision for the three months ended December 25, 2009 are tax benefits of $35 thousand related to the change in tax law for net operating loss carrybacks.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-1 105, Generally Accepted Accounting Principles (Topic 105), which establishes the FASB Accounting Standards Codification™ (“ASC”), as the official single source of authoritative U.S. GAAP, superseding existing literature issued by the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”) and related literature. The ASC became effective for interim and annual periods ending on or after September 15, 2009, after which only one level of authoritative U.S. GAAP exists and all other literature is considered non-authoritative. The ASC does not change existing U.S. GAAP. We adopted SFAS No. 168 in the third calendar quarter of 2009 and include references to the ASC within our consolidated financial statements and disclosures. Accounting pronouncements issued prior to the ASC will continue to be referenced by their original issuance reference for consistency with prior period filings. We have also referenced the relevant ASC Topics into which the accounting guidance has been incorporated subsequent to its original issuance. The changes to the GAAP hierarchy in SFAS No. 168 did not result in any accounting changes.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC 855 - Subsequent Events), which established principles and requirements for reporting subsequent events. This statement details the period after the balance sheet date during which companies should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which companies should recognize events or transactions occurring after the balance sheet date in their financial statements and the required disclosures for such events. This standard is effective for interim or annual reporting periods ending after June 15, 2009. The Company has evaluated subsequent events through February 3, 2010, which coincides with the issuance of its financial statements for the period ended December 25, 2009.

In October 2009, the FASB issued EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables,” (Accounting Standards Update (“ASU”) 2009-13), which amends ASC Topic 605 - Revenue Recognition. This requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

In October 2009, the FASB ratified EITF Issue No. 09-3, “Applicability of AICPA Statement of Position 97-2 to Certain Arrangements that Include Software Elements” (ASU 2009-14), which amends ASC Topic 985-605, Software – Revenue Recognition, such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

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

Effective with the first quarter of our fiscal year 2009, it is now our practice to close our books and records on the Friday prior to the calendar quarter-end for interim periods, to align our financial closing with our business processes. We also changed our fiscal year end date to the last Friday of September of each year. This change is effective beginning with fiscal year 2009, resulting in our fiscal year 2009 ending on September 25, 2009 and fiscal year 2010 ending on September 24, 2010. We do not believe this change materially affects the comparability of the quarters and 12 month periods presented within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We measure financial performance for each operating segment based on income from operations, which consists of revenue less cost of revenue, selling, general & administrative, research & development, and intangible asset amortization expenses.

During the first quarter of 2010, we realigned all three of our segments to capture our Newpoint subsidiary in the Space Communications Systems segment, which has been renamed the Products Group segment. The Commercial Systems segment has been renamed the Civil and Commercial segment and now includes the operation that performs work with U.S. government civilian agencies. This operation was previously included in the Government Systems segment. The Government Systems segment has been renamed the Military and Intelligence segment.

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

In the first quarter of fiscal year 2010, we initiated plans to launch a new line of business to offer global satellite communications (“SATCOM”) network operations management services to address the growing needs of satellite operators, resellers, users, and regulators of satellite and satellite-interfaced networks worldwide. This new line of business leverages our current product offerings and is anticipated to provide a significant new revenue stream in future years. The investment in this new line of business is expected to reduce earnings per share for fiscal year 2010 by approximately $0.07.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates.

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. A discussion of our goodwill policy is set forth below. Our other critical accounting policies, which relate to revenue recognition, allowance for doubtful accounts, the recoverability of other long-lived assets, stock-based compensation and the recoverability of deferred tax assets are discussed in the “Notes to Consolidated Financial Statements” of our Annual Report on Form 10-K for the year ended September 25, 2009.

Impairment of Goodwill

We have recorded goodwill in connection with our mergers and acquisitions of $54.1 million as of December 25, 2009. Goodwill represents the excess of the purchase price over the fair value of current financial assets, property and equipment, and separately reportable intangible assets. The tangible assets, intangible assets, and goodwill acquired are then assigned to reporting units pursuant to Statement of Financial Accounting Standards, (“SFAS”) No. 141, “ Business Combinations, ” (ASC 805 - Business Combinations). Goodwill is then tested for impairment at least annually for each reporting unit. The goodwill impairment test is performed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (ASC 350 - Intangibles—Goodwill and Other). Step one of the goodwill impairment test involves comparing the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, no further testing is required. If the carrying value exceeds the fair value, a step two test must be performed. Step two includes estimating the fair value of all tangible and intangible assets (including intangible assets that may not be reflected on the Company’s books). The fair value of goodwill is then estimated by subtracting the fair value of tangible and intangible assets from the fair value of total assets determined in step one. The goodwill impairment is the excess of the recorded goodwill over the estimated fair value of goodwill.

There are no active or inactive markets for our reporting units and accordingly, the valuation process is similar to the valuation of a closely-held company and considers valuation methods that are market-based, income-based, and cost-based. Income-based methods will generally include the use of a discounted cash flow method and market-based methods will generally include a guideline public company method and comparative merger and acquisition method. The application of valuation methods requires judgment regarding appropriate inputs and assumptions and results in our best estimate of the fair value of a reporting unit. As with any estimate, inputs and assumptions can be subject to varying degrees of uncertainty. Reasonable, informed market participants can differ in their perception of value for a reporting unit, and, accordingly, these uncertainties cannot be fully resolved prior to engaging in an actual selling effort.

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

The fair value of the Lumistar reporting unit was estimated principally based on the discounted cash flow method and the guideline public company method. The discounted cash flow method was applied by applying an estimated market-based discount rate to the projected after-tax cash flows for the reporting unit. The guideline public company method was applied by applying an estimated market-based multiple to the reporting unit’s estimated earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The key assumptions that drive the estimated fair value of the reporting unit include expected future sales and margins, expected future growth rates of sales and expenses, and market-based inputs for discount rates and EBITDA multiples.

We acknowledge the uncertainty surrounding the key assumptions that drive the estimated fair value of the Lumistar reporting unit. Any material negative change in the fundamental outlook for the Lumistar reporting unit, its industry or the capital market environment could cause the reporting unit to fail the step one test. Accordingly, we will be monitoring events and circumstances each quarter (prior to the annual testing date) to determine whether an additional goodwill impairment test should be performed. If the Lumistar reporting unit were to fail the step one test, the goodwill impairment would exceed the difference between the fair value of the reporting unit and its carrying value because the reporting unit does not carry any intangible asset balances that must be considered in step two when computing the fair value of goodwill. We reviewed the internal and external factors affecting the assumptions that drive the fair value of the Lumistar reporting unit as of December 25, 2009. Based on this review, we have concluded that no further impairment testing was necessary.

Results of Operations – Three Months Ended December 25, 2009 Compared to Three Months Ended December 26, 2008

	Three Months Ended
	December 25, 2009	December 26, 2008	Favorable (unfavorable)
	(in thousands of dollars)
	(Unaudited)
Revenue
Military & Intelligence
Contract revenue	$14,914	$16,875	$(1,961)
Software maintenance revenue	346	373	(27)

Total Military & Intelligence	15,260	17,248	(1,988)
Civil & Commercial
Contract revenue	3,409	5,054	(1,645)
Software maintenance revenue	960	862	98

Total Civil & Commercial	4,369	5,916	(1,547)
Products Group
Contract revenue	9,098	11,108	(2,010)
Software maintenance revenue	2,398	1,927	471
Product revenue	7,660	3,984	3,676

Total Products Group	19,156	17,019	2,137

Elimination of intersegment sales	(1,059)	(1,713)	654

Total Revenue	37,726	38,470	(744)

Cost of Revenue:
Military & Intelligence
Contract and software maintenance cost of revenue	10,859	13,218	2,359
Civil & Commercial
Contract and software maintenance cost of revenue	2,572	4,181	1,609
Products Group
Contract and software maintenance cost of revenue	7,600	6,560	(1,040)
Product cost of revenue	3,284	1,975	(1,309)

Total Products Group	10,884	8,535	(2,349)

Elimination of intersegment sales	(1,059)	(1,713)	(654)

Total Cost of Revenue	23,256	24,221	965

Gross Profit:
Military & Intelligence	4,401	4,030	371
Civil & Commercial	1,797	1,735	62
Products Group	8,272	8,484	(212)

Total Gross Profit	14,470	14,249	221

Operating Expense:
Military & Intelligence	3,642	5,144	1,502
Civil & Commercial	2,159	1,109	(1,050)
Products Group	6,640	6,696	56

Total Operating Expense	12,441	12,949	508

Income (loss) from Operations:
Military & Intelligence	759	(1,114)	1,873
Civil & Commercial	(362)	626	(988)
Products Group	1,632	1,788	(156)

Total Income from Operations	2,029	1,300	729

Other (Expense) Income, net	(162)	7	(169)
Income before Income Taxes	1,867	1,307	560
Income Tax (Benefit) Provision	646	282	(364)

Net Income	$1,221	$1,025	$196

Revenue

Consolidated revenue was $37.7 million in the first quarter of fiscal year 2010, a decrease of $0.8 million, or 1.9%, compared to $38.5 million in the first quarter of fiscal year 2009. The decrease in revenue for the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009 was related to the following:

Military & Intelligence revenue was $15.3 million in the first quarter of fiscal year 2010, a decrease of $1.9 million, or 11.5%, compared to $17.2 million in the first quarter of fiscal year 2009. In the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009: (1) contract revenue decreased $2.4 million due to a decrease in level of effort, decrease in the estimated award fee amount, and the timing of the finalization of current and future year work scope on an existing contract with the United States Air Force; (2) contract revenue decreased $2.3 million relating to a subcontract with the United States Air Force and decreased $0.4 million on an intelligence program that is almost complete; and (3) these decreases were offset by an increase of $2.9 million in contract revenue relating to an existing contract with the United States Air Force. During the first quarter of fiscal year 2009, we had incurred costs that exceeded the contract funding limit on this contract, which led to a decrease in revenue relating to this contract recognized during the first quarter of fiscal year 2009. We did not have a reoccurrence of this issue in the first quarter of fiscal year 2010.

Civil & Commercial revenue was $4.4 million in the first quarter of fiscal year 2010, a decrease of $1.5 million, or 26.1%, compared to $5.9 million in the first quarter of fiscal year 2009. In the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009: (1) contract revenue decreased $1.6 million relating to work that was completed or for which the level of effort decreased in our Command and Control and Civil divisions and decreased $1.8 million relating to the absence of revenue recognized from a customer that is experiencing financial difficulty, from which customer revenue was recognized during the first quarter of fiscal year 2009; (2) contract revenue decreased $0.6 million from Integral Systems Europe S.A.S because of the deferral of the recognition of revenue on several new contracts due to the terms and conditions specified in these contracts, which will be recognized beginning in the second quarter of fiscal year 2010; and (3) these decreases were offset by increases in contract revenue of $2.4 million resulting from new contracts from our Command and Control and Civil divisions and an increase in software maintenance revenue of $0.1 million from Integral Systems Europe S.A.S.

Products Group revenue was $19.1 million in the first quarter of fiscal year 2010; an increase of $2.1 million, or 12.6%, compared to $17.0 million in the first quarter of fiscal year 2009. In the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009: (1) product revenue increased $3.3 million from the RT Logic division due to two large orders and an increase in the volume of shipments and increased $0.7 from the satID division, which was acquired during the second quarter of fiscal year 2009, offset by a decrease of $0.5 million from the Lumistar division due to the delay in shipment of a large order; (2) revenue from software maintenance agreements increased $0.5 million, primarily from the satID and RT Logic divisions; (3) contract services revenue increased $1.9 million from SAT due to two contracts, offset by a decrease of $0.9 million relating to the completion of several contracts, and increased by $0.2 million from Newpoint due to a new contract; and (4) these increases were offset by a decrease in contract services revenue of $3.4 million from our RT Logic division relating to work that was completed or for which the level of effort decreased from five contracts and from a decline in revenue generated from engineering development work.

Gross Profit

Our gross profit can vary significantly depending on the type of product or service provided. Generally, license and maintenance revenue related to the sale of our commercial off-the-shelf software products has the highest gross profit margins due to minimal incremental costs to produce them. By contrast, gross margin for equipment and subcontractor costs are typically lower. Engineering service gross margin is typically in the 20% range or higher.

Gross profit was $14.5 million in the first quarter of fiscal year 2010, an increase of $0.2 million, or 1.5%, compared to $14.3 million in the first quarter of fiscal year 2009. The increase in gross profit in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009 was attributable to our Military & Intelligence and Civil and Commercial segments.

Military & Intelligence gross profit was $4.4 million in the first quarter of fiscal year 2010, an increase of $0.4 million, or 9.2%, compared to $4.0 million in the first quarter of fiscal year 2009. In the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009: (1) gross profit from contract revenue increased $1.7 million due to the existing United States Air Force contract noted above, for which revenue during the first quarter of fiscal year 2009 was low due to a contract funding limit issue; (2) gross profit from contract revenue decreased by $0.9 million due to the near completion of work scope on a subcontract with the United States Air Force, decreased by $0.5 million due to a decrease in level of effort and a decrease in the estimated award fee amount on an existing contract with the United States Air Force and decreased by $0.3 million on an intelligence program that is almost complete; and (3) gross profit increased by $0.5 million due to lower facility expense as a result of a favorable adjustment to a sublease loss for the Lanham, Maryland facility based on updated information on a potential sublease.

Civil & Commercial gross profit was $1.8 million in the first quarter of fiscal year 2010, an increase of $0.1 million, or 3.6%, compared to $1.7 million in the first quarter of fiscal year 2009. In the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009: (1) gross profit from contract revenue increased $1.1 million from new contracts and increases in level of effort on existing contracts and from an increase in revenue from the sale of licenses; (2) these increases were offset by a decrease of $1.0 million in contract services gross profit from the Command and Control division due to work that was completed or for which the level of effort decreased in the first quarter of fiscal year 2010 and due to the contract with a customer that is experiencing financial difficulty; (3) gross profit from Integral Systems Europe S.A.S decreased by $0.3 million because of the deferral of the recognition of revenue on several new contracts due to the terms and conditions specified in these contracts; and (4) gross profit from software maintenance agreements increased $0.1 million from Integral Systems Europe S.A.S.

Products Group gross profit was $8.3 million in the first quarter of fiscal year 2010, a decrease of $0.2 million, or 2.5%, compared to $8.5 million in the first quarter of fiscal year 2009. In the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009: (1) gross profit from contract revenue decreased $2.7 million from the RT Logic division due to work that was completed or for which the level of effort decreased from five contracts, from a decline in revenue generated from engineering development work, and from cost incurred with no corresponding revenue on a contract that was awarded, but was under protest, decreased $0.3 million from the satID division due to higher than anticipated expenses incurred to complete a contract deliverable, and decreased $0.2 million from SAT due to the completion of several contracts, offset by two new contracts, and higher maintenance support expense; (2) gross profit from contract services increased by $0.2 million from Newpoint as a result of a new contract; (3) gross profit from product shipments increased by $2.1 million from RT Logic due to two large orders and an increase in volume of shipments and increased by $0.4 from the satID division, which was acquired during the second quarter of fiscal year 2009, offset by a decrease of $0.1 million from the Lumistar division due to the delay in shipment of a large order; and (4) gross profit from software maintenance agreements increased $0.5 million, primarily from the satID and RT Logic divisions.

Operating Expenses

Operating expenses were $12.4 million in the first quarter of fiscal year 2010, a decrease of $0.5 million, or 3.9%, compared to $12.9 million in the first quarter of fiscal year 2009. The decrease was attributable to lower professional services fees of $2.0 million relating to accounting fees from the fiscal year 2008 audit incurred in the first quarter of 2009, professional services fees associated with infrastructure development projects and compliance related activities incurred in the first quarter of fiscal year 2009, and legal expenses; $0.5 million in lower salary and personnel-related expenses due to a decrease in support and infrastructure headcount; and stock-based compensation of $0.4 million. In the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009, facility expense increased by $0.4 million due to the Columbia, Maryland facility. During the third quarter of fiscal year 2009, our corporate headquarters moved to Columbia, Maryland. Our leased space in Lanham, MD, the previous location of our corporate headquarters, has not been sublet. We anticipate that we will be able to sublease our Lanham, MD facilities by June 2010. In the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009:, we incurred higher information technology expense of $0.3 million as a result of the establishment of a new infrastructure in conjunction with our move to Columbia, Maryland; $0.8 million relating to the launch of a new line of business, the establishment of Integral Systems Europe Limited, and from the satID product line acquisition; and higher selling expense of $0.7 million relating to proposal efforts.

Military & Intelligence operating expenses were $3.6 million in the first quarter of fiscal year 2010 a decrease of $1.5 million, or 29.2%, compared to $5.1 million in the first quarter of 2009, due to a decrease in corporate allocated expenses and labor and related expense, offset by higher facility expense.

Civil & Commercial operating expenses were $2.2 million in the first quarter of fiscal year 2010 an increase of $1.1 million, or 94.7%, compared to $1.1 million in the first quarter of fiscal year 2009, due to higher selling expense and operations oversight expense of $0.9 million and $0.2 million incurred relating to Integral Systems Europe Limited in the United Kingdom, which was established in the second quarter of fiscal year 2009.

Products Group operating expenses were $6.6 million in the first quarter of fiscal year 2010, a slight decrease from the first quarter of fiscal year 2009. In the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009, we incurred lower labor and related expenses of $0.2 million and corporate allocated expenses of $0.7 million, offset by operating expense of $0.4 million relating to the satID division, which was acquired in the second quarter of fiscal year 2009, and higher selling expense of $0.4 million.

Income Tax Expense

We recorded an income tax expense of $0.6 million in the first quarter of fiscal year 2010 and an income tax expense of $0.3 million in the first quarter of fiscal year 2009. Included in the first quarter of fiscal year 2010 income tax expense is a tax benefit of $35 thousand related to the change in tax law for net operating loss carrybacks. Included in the first quarter of fiscal year 2009 income tax expense was a tax credit of $0.2 million relating to tax deductible research and development expenditures. The effective tax rates, excluding these discrete benefits, for the first quarter of fiscal year 2010 and the first quarter of fiscal year 2009 were 36.4% and 36.0%, respectively.

Backlog

We ended the three months ended December 25, 2009 with a backlog of approximately $182.1 million as compared to $158.2 million at the end of fiscal year 2009. A significant portion of this backlog relates to our Military & Intelligence segment. Our Military & Intelligence contracts are typically larger in terms of contract value and extend for longer periods of time than our Civil and Commercial and Product Groups contracts. Because our Civil and Commercial and Product Groups contracts are typically smaller in dollar volume and shorter in duration, they generally do not have a significant effect on backlog. Many of our Military & Intelligence contracts are multi-year contracts and contracts with option years, and portions of these contracts are carried forward from one year to the next as part of our contract backlog. A significant portion of our revenue is derived from contracts and subcontracts funded by the U.S. government and is subject to the budget and funding process of the U.S. government. Our total contract backlog represents management’s estimate of the aggregate unearned revenues expected to be earned by us over the life of all of our contracts, including option periods. Because many factors affect the scheduling of projects, we cannot predict when revenues will be realized on projects included in our backlog. In addition, although contract backlog represents only business where we have written agreements with our customers, it is possible that cancellations or scope adjustments may occur.

Liquidity and Capital Resources

We have been routinely profitable on an annual basis and have generally financed our working capital needs through funds generated from income from operations, supplemented by borrowings under our general line of credit facility with a commercial bank when necessary.

For the three months ended December 25, 2009, operating activities provided us $13.3 million of cash, primarily as a result of decreases in unbilled revenue and income taxes receivable, an increase in deferred revenue, and from depreciation and amortization, net income, and stock based compensation, offset by lower accrued expenses and accounts payable and higher prepaid and other current assets and accounts receivable. We invested $0.2 million to purchase fixed assets (principally new computers and equipment, software, and leasehold improvements). Our financing activities used $5.5 million for the repayment of line of credit borrowings and payments on capital lease obligations.

For the three months ended December 26, 2008, operating activities used $8.4 million of cash, as a result of decreases in accrued expenses, accounts payable, unbilled revenue and net income, partially offset by increases in stock-based compensation, depreciation and amortization, deferred contract costs, income tax receivables, and deferred revenue. We invested $1.0 million to purchase fixed assets (principally leasehold improvements and new computers and equipment). Our financing activities provided $71 thousand in proceeds from the issuance of common stock upon the exercise of stock options.

Unbilled revenue was $30.2 million as of December 25, 2009, of which $28.9 million is expected to be collected in the next 12 months. As of December 25, 2009, unbilled revenue that is not expected to be collected within the next 12 months in the amount of $1.3 million is included in other assets in our consolidated balance sheet. Revenue from our Military and Intelligence cost-plus contracts are driven by pricing based on costs incurred to perform services under contracts with the U.S. government. Cost-based pricing is determined under the Federal Acquisition Regulation, which provides guidance on the types of costs that are allowable in establishing prices for goods and services and allowability and allocability of costs to contracts under U.S. government contracts. Allocable costs are billed to the U.S. government based upon approved billing rates. We have incurred allocable costs we believe are allowable and reimbursable under our cost-plus-fee contracts that are higher than the approved billing rates. The unbilled revenues that are not expected to be collected within 12 months relate to the difference between the incurred allocable costs and the amount based on the approved billing rates for costs incurred during the third and fourth quarters of fiscal year 2008 and, fiscal year 2009, and during the three months ended December 25, 2009. If we receive approval for our actual incurred allocable costs, we will be able to bill these amounts.

We have a line of credit agreement that permits unsecured borrowings of up to $25.0 million, including a sub-facility of $10 million for the issuance of letters of credit. Any borrowings under the facility will accrue interest at the one-month London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 1.25% to 2.25% depending on our ratio of funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”). We are required to pay a quarterly fee on the undrawn amount of the facility, at a rate of 0.20% to 0.25% per annum, depending on our ratio of funded debt to EBITDA. As of December 25, 2009, we had no outstanding borrowings on the line of credit, and $3.0 million on the sub-facility for the issuance of letters of credit. The credit agreement has certain financial covenants, including the maintenance of a maximum ratio of funded debt to EBITDA of 2.5 to 1.0 and a minimum fixed charge coverage ratio of 1.25 to 1, and expires on December 31, 2010. The credit agreement contains customary covenants, including affirmative covenants that require, among other things, certain financial reporting by us, and negative covenants that, among other things, restrict our ability to incur additional indebtedness, incur encumbrances on assets, reorganize, consolidate or merge with another company, or make acquisitions, or stock repurchases. We are not in default of our covenants as of December 25, 2009, nor are we close to not meeting any of our financial covenants. The credit agreement also contains customary events of default, including cross-default provisions to certain of our other debt facilities. Failure to comply with such covenants, or the occurrence of any other event of default, could result in the acceleration of our loans or other financial obligations under the credit agreement and the termination of the facility. The availability of loans and letters of credit under the facility is subject to customary conditions, including the material accuracy of certain representations and warranties and no default continuing under the credit agreement. As of December 25, 2009, we had no outstanding borrowings on the line of credit. We had $3.0 million outstanding on the sub-facility for the issuance of letters of credit.

On June 6, 2008, we entered into a material lease agreement for newly leased property located at 6721 Columbia Gateway Drive in Columbia, Maryland, which is now our new corporate headquarters. We relocated our corporate headquarters from its previous location at 5000 Philadelphia Way, Lanham, Maryland, in May 2009. The lease term is for 11 years; the facility is approximately 131,450 square feet and has an initial $28 per square foot annual lease cost, with annual escalations of approximately 2.75% to 3.00%. We received a $7.4 million allowance for costs to build out this facility to our specifications and a $1.9 million incentive, which approximates the rent obligation for our Lanham, Maryland facility for twenty two months. These lease incentives will be amortized as a reduction of rental expense over the lease term. As a result of moving to our new headquarters in May 2009, we have vacated part of our leased space in Lanham, Maryland. We estimate that we will be able to sublease the facilities in Lanham, Maryland by June 2010. We have recorded an estimated loss for the period of vacancy. Based on a revised estimate as of December 25, 2009, the estimated loss of $1.1 million as of September 25, 2009 was reduced to $0.4 million as of December 25, 2009. In determining our liability related to excess facility costs, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants and may result in revisions to the liability.

We have a master lease agreement and had a progress payment agreement for a capital equipment lease facility (the “facility”) with Banc of America Leasing & Capital, LLC (“BALC”). Under this facility, we could borrow up to $7.0 million for the purchase of new furniture, fixtures and equipment (“new assets”). Initially, under the progress payment agreement, BALC would advance funding for new assets. The utilization expiration date under this progress payment agreement was September 30, 2009, for advance funding on new assets. No principal payments were due on such borrowings, and interest accrued at one-month LIBOR, plus 1.5%, payable monthly in arrears. We had capital lease obligations of $5.9 million and $6.1 million, respectively, as of December 25, 2009 and September 25, 2009,

and no advance payments outstanding from BALC under the progress payment agreement. The lease term is 72 months from the lease commencement date, with monthly rent payments (representing the payment of principal and interest on the borrowed amount) calculated based on a lease rate factor as defined under the facility. The lease rate factor is based on the three-year swap index as quoted in the Bloomberg Daily Summaries as of the lease.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended September 25, 2009. As of December 25, 2009, virtually all of our contracts were denominated in U.S. dollars, and we did not have any outstanding hedge agreements. Our exposures to market risk have not changed materially since September 25, 2009. We have no outstanding borrowings under our line of credit and $3.0 million in outstanding borrowings under our sub-facility for the issuance of letters of credit as of December 25, 2009. In addition, we had borrowings of $5.9 million under the master lease agreement for a capital lease facility as of December 25, 2009. Our market risk exposure primarily relates to changes in interest rates, principally in the United States. A hypothetical interest rate change of 1% on our bank credit facility and the master lease agreement for the three months ended December 25, 2009 would have increased interest expense by approximately $13 thousand.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of December 25, 2009, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were not effective as of December 25, 2009 to provide reasonable assurance that information required to be disclosed by us, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure because of the material weaknesses in internal control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2009.

Changes in Internal Control over Financial Reporting

Management continues to review and evaluate our internal controls procedures and the design of those procedures relating to revenue recognition, financial statements, and financial reporting processes in light of the material weaknesses in those areas that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2009. Although we believe that the remediation efforts that we have taken will improve our internal controls over financial reporting, and our disclosure controls and procedures, we have not fully implemented these changes, and further action will be required. Management will continue to closely monitor the remediation plan and take steps to remedy identified material weaknesses and intends to implement the necessary changes to remediate these material weaknesses during fiscal year 2010.

Improvements were made to our internal control over financial reporting throughout fiscal year 2009, and management will continue to implement additional improvements in fiscal year 2010. Those improvements have included the hiring of additional personnel and replacement of some existing personnel with more qualified individuals. In addition, we engaged a third party consultant to assist in remediating the deficiencies in our internal controls and procedures, including our controls over revenue recognition and related transactions. The consultant also assisted management in documenting and testing the adequacy of our financial reporting controls, performing certain of our internal audit functions, reviewing certain contracts for proper accounting treatment based on contract terms and conditions and status. We also took the following specific actions during the first quarter of fiscal year 2010:

•	Restructured and realigned our accounting department to provide enhanced communication and additional monitoring controls;

•	Hired a new Corporate Controller;

•	Hired a new Accounting Manager;

•	Hired a new Director of Government Compliance;

•	Identified additional key SOX controls, which are scheduled to be implemented in fiscal year 2010.

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

A description of our risk factors can be found in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended September 25, 2009. There were no material changes to those risk factors during the three months ended December 25, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Financial Statement Schedules

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006, as supplemented by Articles Supplementary of the Company dated February 12, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Commission on May 10, 2007), as amended by the Articles of Amendment dated February 26, 2009 and effective April 29, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2009 filed with the Commission on May 6, 2009).

3.2	Amended and Restated By-laws of the Company, as amended by Amendments No. 1, 2, 3, 4 and 5 to the Amended and Restated By-laws of Integral Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2009).

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 3, 2010.

INTEGRAL SYSTEMS, INC.

By:	/s/ WILLIAM M. BAMBARGER, JR.
William M. Bambarger, Jr.
Chief Financial Officer and Treasurer,
Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006, as supplemented by Articles Supplementary of the Company dated February 12, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Commission on May 10, 2007), as amended by the Articles of Amendment dated February 26, 2009 and effective April 29, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2009 filed with the Commission on May 6, 2009).

3.2	Amended and Restated By-laws of the Company, as amended by Amendments No. 1, 2, 3, 4 and 5 to the Amended and Restated By-laws of Integral Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2009).

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.