Form 10-Q
period 2010-03-26
INTEGRAL SYSTEMS INC /MD/
filed 2010-05-05
CIK 718130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2010

or

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

As of April 27, 2010, the Registrant had issued and outstanding 17,507,173 shares of common stock.

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

•

We are currently resolving a number of primarily accounting-related issues raised in a recent audit conducted by the Defense Contract Audit Agency. Should we fail to resolve these issues successfully, our ability to obtain cost-plus contracts from the U.S. government could be materially and adversely affected, and the DCAA could require us to refund a portion of the amounts we received with respect to cost-plus contracts.

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

i

•	We enter into fixed-price contracts that could subject us to losses in the event that we have cost overruns.

•	Financial difficulties experienced by our commercial customers may adversely affect our ability to collect payments on our commercial contracts.

•	Our commercial contracts are subject to competition, strict performance obligations and other contractual requirements.

•	Intense competition in the satellite ground system industry could affect our future financial performance.

•	The federal government may continue to reduce aerospace and defense spending, which could adversely affect our business.

•

We have vacated leased facilities in Lanham, Maryland that we estimate we will be able to sublease by June, 2012. We have recognized a loss for the estimated period of vacancy. Revision of this estimate based on changes to the potential for a sublease tenant, future vacancy rate, the time required to sublet these facilities, and sublease rates may result in revisions to the estimated loss from time to time.

•

We are subject to risks associated with our strategy of acquiring other companies, including the failure to achieve the anticipated benefits from our recent acquisitions of CVG-Avtec and the business assets of Sophia Wireless, Inc.

•	We may be exposed to product liability or related claims with respect to our products.

•	Our products may become obsolete due to rapid technological change in the satellite industry.

•	Our international business exposes us to risks relating to increased regulation and political or economic instability in foreign markets.

•	Our business is dependent on the availability of certain components and raw materials that we buy from suppliers.

•	We depend upon attracting and retaining a highly skilled professional staff and the service of our key personnel.

•	We depend upon our intellectual property rights and risk having our rights infringed.

•	The estimated backlog under our contracts is not necessarily indicative of revenues that will actually be realized under those contracts.

•	Government audits of our contracts could materially impact our earnings and cash position.

•	The market price of our common stock may be volatile.

•	Our quarterly operating results may vary significantly from quarter to quarter.

•

We have substantial investments in recorded goodwill as a result of prior acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.

•

The disruption, expense and potential liability associated with future litigation against us could have a material adverse effect on our business, results of operations, financial condition and cash flows.

•	The global financial economy may impact our business and financial condition in ways that we currently cannot predict.

ii

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 26, 2010	September 25, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,699	$5,698
Accounts receivable, net of allowance for doubtful accounts of $13 and $1,063, respectively	24,159	27,016
Unbilled revenue	35,014	37,028
Prepaid expenses and other current assets	2,955	1,256
Income tax receivable	1,698	12,361
Deferred contract costs	1,349	2,598
Inventory	14,343	9,994

Total current assets	96,217	95,951
Property and equipment, net	20,633	20,368
Goodwill	70,376	54,113
Intangible assets, net	21,820	6,711
Other assets	4,707	1,181

Total assets	$213,753	$178,324

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$30,000	$5,311
Accounts payable	5,289	5,771
Accrued expenses	20,858	17,941
Deferred tax liabilities	5,381	7,347
Deferred revenue	14,755	12,373

Total current liabilities	76,283	48,743
Deferred rent, non-current	8,279	8,460
Deferred tax liabilities, non-current	5,582	—
Obligations under capital leases	4,678	5,163
Other non-current liabilities	1,240	955

Total liabilities	96,062	63,321
Stockholders’ equity:
Common stock, $.01 par value, 80,000,000 shares authorized, and 17,436,267 and 17,331,796 shares issued and outstanding March 26, 2010 and September 25, 2009, respectively	174	173
Additional paid-in capital	68,233	66,461
Retained earnings	49,705	48,354
Accumulated other comprehensive (loss) income	(421)	15

Total stockholders’ equity	117,691	115,003

Total liabilities and stockholders’ equity	$213,753	$178,324

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
Revenue:
Contract revenue	$31,154	$36,168	$58,165	$67,528
Product revenue	5,425	4,438	12,956	8,422
Software maintenance revenue	3,727	2,162	6,911	5,288

Total revenue	40,306	42,768	78,032	81,238
Cost of revenue:
Contract and software maintenance cost of revenue	21,789	23,511	41,890	45,757
Product cost of revenue	2,176	2,061	5,331	4,036

Total cost of revenue	23,965	25,572	47,221	49,793
Gross profit	16,341	17,196	30,811	31,445
Operating expense:
Selling, general & administrative	14,522	11,980	25,690	24,209
Research & development	1,508	972	2,781	1,692

Income from operations	311	4,244	2,340	5,544
Other (expense) income, net	60	(72)	(102)	(65)

Income before income taxes	371	4,172	2,238	5,479
Income tax provision	241	1,527	887	1,809

Net income	$130	$2,645	$1,351	$3,670

Comprehensive (loss) income:
Cumulative currency translation adjustment	(363)	(33)	(436)	(9)

Total comprehensive income (loss)	$(233)	$2,612	$915	$3,661

Weighted average number of common shares:
Basic	17,436	17,298	17,411	17,289
Diluted	17,456	17,333	17,422	17,394
Net income per share:
Basic	$0.01	$0.15	$0.08	$0.21
Diluted	$0.01	$0.15	$0.08	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Six Months Ended
	March 26, 2010	March 27, 2009
Cash flows from operating activities:
Net income	$1,351	$3,670
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,649	1,637
Bad debt expense (recovery)	(1,050)	6
Stock-based compensation	1,289	1,649
Changes in operating assets and liabilities, excluding the net effects of acquisitions:
Accounts receivable	7,791	3,527
Unbilled revenue	1,012	(13,612)
Prepaid expenses and other current assets	(1,340)	(686)
Deferred contract costs	1,148	618
Inventories	(1,885)	(1,850)
Income taxes receivable	11,040	(2,142)
Accounts payable	(1,509)	(1,115)
Accrued expenses	721	(1,302)
Deferred revenue	1,571	(1,509)
Other	143	238

Net cash provided by (used in) operating activities	22,931	(10,871)

Cash flows from investing activities:
Acquisitions of fixed assets	(1,183)	(1,554)
Acquisition of CVG, Incorporated, net of cash received	(32,256)	—
Acquisition of satID	—	(10,941)

Net cash used in investing activities	(33,439)	(12,495)

Cash flows from financing activities:
Restricted cash deposit	(1,000)	—
Proceeds from line of credit borrowing	36,500	10,311
Repayment of line of credit borrowing	(11,811)	—
Deferred financing fee incurred	(1,472)	—
Payments on capital lease obligations	(465)	(11)
Proceeds from employee stock purchases	—	178
Proceeds from issuance of common stock	—	76

Net cash provided by financing activities	21,752	10,554

Net increase (decrease) in cash and cash equivalents	11,244	(12,812)
Effect of exchange rate changes on cash	(243)	19
Cash and cash equivalents - beginning of period	5,698	15,026

Cash and cash equivalents - end of period	$16,699	$2,233

Supplemental disclosures of cash flow information:
Income taxes paid	$1,612	$3,290
Interest expense paid	$202	$8
Supplemental schedule of noncash investing and financing activities:
A capital lease obligation of $48 was incurred when we entered into a lease for new equipment in 2009.

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of Business

Integral Systems, Inc. (the “Company”, “we”, “us”, “our”, “Integral Systems”), a Maryland corporation incorporated in 1982, provides complex solutions for satellite command and control, integration and test, data processing, signals analysis, and flight simulation. We design, develop, and integrate sophisticated solutions and provide services related to satellite ground systems and other communications and networking equipment. We believe that our integration capability is unique, as we have developed and own the key technologies used in our solutions. By controlling these pivotal technologies, we believe that we are able to provide solutions at significantly lower risk and cost on accelerated schedules as compared to our competitors. Since our founding in 1982, we have supported more than 250 different satellite missions for both commercial and government customers who perform communications, science, meteorology, and earth resource applications and our systems are utilized worldwide. Integral Systems’ state of the art technology, algorithms, signals processing and integration processes are based on a commercial model that we have used to bring efficiencies into the U.S. government market, which is now our largest source of revenue. We believe that our blend of commercial and government customers, mature systems integration methodologies, and mix of software and hardware products position us for sustained growth.

2.	Basis of Presentation

The interim financial statements include the results of Integral Systems, Inc. and our wholly owned subsidiaries, SAT Corporation (“SAT”), Newpoint Technologies, Inc. (“Newpoint”), Real Time Logic, Inc. (“RT Logic”), Lumistar, LLC (“Lumistar”), CVG, Incorporated (operating as “SATCOM Solutions”), Integral Systems Europe S.A.S. (“ISI Europe”), and Integral Systems Europe Limited. All significant intercompany transactions have been eliminated in consolidation.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 26, 2010 are not necessarily indicative of the results that may be expected for fiscal year 2010.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect certain reported amounts of assets and liabilities, and changes therein, disclosure of contingent assets and liabilities, and revenues and expenses recognized during the reporting period. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Management focuses on the following areas as they require the most difficult, complex, or subjective judgments: contract accounting/revenue recognition; impairment of long-lived assets and goodwill; stock-based compensation; allowance for doubtful accounts; and deferred income taxes.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Acquisition of CVG, Incorporated

On March 5, 2010, we acquired 100% of the shares of CVG, Incorporated and its subsidiary, Avtec Systems, Inc. (together, “CVG-Avtec”). CVG-Avtec provides secure, satellite-based communication solutions to government and commercial markets and offers integrated ground systems infrastructure solutions for satellite communications, payload data processing, simulation and testing for military, intelligence, government, and commercial programs worldwide. CVG-Avtec is fully integrated into our Products Group as Integral Systems SATCOM Solutions.

The consideration paid for the CVG-Avtec acquisition was $34.7 million in cash, which consisted of: (a) $28,174,226 to holders of shares of CVG-Avtec common stock; (b) $2,825,774 to holders of options to purchase CVG-Avtec common stock; (c) $2,675,000 to repay CVG-Avtec’s outstanding debt obligations to certain principal stockholders; and (d) $1,000,000 to pay certain financial advisory fees owed by CVG-Avtec as a result of the transaction. We financed this acquisition with available cash and borrowings under our line of credit (see Note 8). Of the consideration payable to CVG’s three principal stockholders, an aggregate of $5,000,000 was deposited into an escrow fund and will be held for eighteen months as security for indemnification claims by us under the merger agreement. The merger agreement contains customary representations, warranties and covenants by CVG-Avtec, as well as indemnification by CVG-Avtec’s principal stockholders subject to the limitations contained in the merger agreement.

We accounted for this acquisition as a purchase business combination. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date. The purchase price allocation was based upon a valuation completed by a third-party valuation specialist using an income approach and estimates and assumptions provided by management. The excess purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The goodwill and intangible assets acquired in the acquisition are not deductible for tax purposes. The following table summarizes the final allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Allocation of the purchase price:

Cash	$2,422
Accounts receivable	3,966
Inventory	2,463
Property and equipment	1,281
Other assets	1,383
Purchased intangible assets	15,778
Goodwill	16,263
Accounts payable and accrued expenses	(3,762)
Deferred revenue	(983)
Deferred tax liability	(3,858)
Other liablilities	(275)

Total purchase price	$34,678

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The goodwill that resulted from this acquisition is primarily related to anticipated synergies with the products of our RT Logic subsidiary and CVG-Avtec. These anticipated synergies include synergies on future research and development activities, the ability to leverage our customer base to increase future growth, and synergies resulting from the anticipated increase in the market share in our intelligence customer base.

The amounts allocated to the purchased intangible assets consist of the following:

	Purchase Price Allocation	Asset Life
Amortizable intangible assets:
Customer relationships	$5,460	5-7 years
Technology	7,530	5 years
Trademark/tradename	1,190	5 years
Non-compete	620	3 years
Customer Contracts	268	1 year
Non-amortizable intangible assets:
In-process research and development	710	Indefinite

Total intangible assets	$15,778

The results from the three and six months ended March 26, 2010 does not include any results from CVG-Avtec as the income from operations were not material to our consolidated results.

4.	Accounts Receivable, Unbilled Revenue, and Deferred Revenue

Accounts receivable are recorded at the amount invoiced and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses from the existing accounts receivable. As of March 26, 2010 and September 25, 2009, we had an allowance for doubtful account balance of $13 thousand and $1.1 million, respectively. During the second quarter ended March 26, 2010, we received a notification from a customer that is in bankruptcy that all unpaid amounts due to us will be paid; therefore we reduced our allowance for doubtful account by $1.1 million.

Unbilled revenue represents amounts recognized as revenue that have not been billed. Unbilled revenue was $36.8 million as of March 26, 2010, of which $35.0 million is expected to be collected in the next 12 months. As of March 26, 2010, unbilled revenue that is not expected to be collected within the next 12 months, in the amount of $1.8 million, is included in other assets in our consolidated balance sheet. Unbilled revenue was $37.7 million as of September 25, 2009, of which $37.0 million was expected to be collected within 12 months. As of September 25, 2009, unbilled revenue that was not expected to be collected within 12 months, in the amount of $0.7 million, was included in other assets in our consolidated balance sheet.

Revenue from our Military & Intelligence segment’s cost-plus contracts are driven by pricing based on costs incurred to perform services under contracts with the U.S. government. Cost-based pricing is determined under the Federal Acquisition Regulation, which provides guidance on the types of costs that are allowable in establishing prices for goods and services and allowability and allocability of costs to contracts under U.S. government contracts. Allocable costs are billed to the U.S. government based upon approved billing rates. We have incurred allocable costs we believe are allowable and reimbursable under our cost-plus contracts that are higher than the approved billing rates. The unbilled revenues that are not expected to be collected within 12 months relate to the difference between the incurred allocable costs and the amount based on the approved billing rates for costs incurred during fiscal year 2009, and the six months ended March 26, 2010. If we receive approval and obtain funding for our actual incurred allocable costs, we will be able to bill these amounts.

As of March 26, 2010, we have recognized $5.9 million in revenue in excess of funding, of which $5.5 million is in excess of contract value on our Military and Intelligence segment’s cost-plus contracts with the United States Air Force. These amounts are considered at-risk revenue. The revenue in excess of funding

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

and revenue in excess of contract value result from recognition of estimated award fees and higher indirect rates than originally planned. Based on discussions with our customers, we believe this amount is fully realizable and that the funding will be forthcoming. We historically have not had any issues obtaining funding of this nature.

On March 31, 2010, the Defense Contract Audit Agency (“DCAA”) issued a notice, based on an audit conducted during the fourth quarter of fiscal year 2009, identifying certain significant weaknesses in our accounting practices and systems. Subsequently, the DCAA approved our fiscal year 2010 provisional billing rates. We are working diligently with the DCAA to resolve all of the issues identified by the DCAA over the next few months and believe that they will be successfully resolved. To date, these issues have not impacted our reported results. Should we fail to resolve the issues successfully, our ability to obtain cost-plus contracts from the U.S. government could be materially and adversely affected, and the DCAA could, as a result of a subsequent audit, reduce the billing rates that it has provisionally approved, causing us to refund a portion of the amounts we received with respect to cost-plus contracts.

Deferred revenue represents amounts billed and collected for contracts in progress for which revenue has not been recognized and is reflected as a liability. Revenue will be recognized when revenue recognition criteria are met.

5.	Inventory

Inventories consist primarily of raw materials and work-in-process. The value of the finished goods inventory includes the cost of raw materials and direct labor. Inventories are valued at the lower of cost or market. We determine cost on the basis of the weighted average cost or first-in-first-out method. We did not have a reserve for obsolescence at March 26, 2010, or September 25, 2009. Inventory consists of the following:

	March 26, 2010	September 25, 2009
	(in thousands of dollars)
Finished Goods	$288	$268
Work-in-process	2,703	2,076
Raw Materials	11,352	7,650

Total	$14,343	$9,994

Included in the balance above is $2.5 million of inventory acquired from the acquisition of CVG-Avtec

6.	Goodwill

Based on our annual impairment test as of June 27, 2009, we had one reporting unit, Lumistar, for which the goodwill has been determined to be at risk (i.e., there is a reasonable possibility that the reporting unit might fail a future step one impairment test under Accounting Standards Codification, (“ASC”) 350). The estimated fair value of equity of the Lumistar reporting unit as of June 27, 2009 was 3.3% higher than its carrying value. Accordingly, a step two impairment test was not performed to determine the fair value of the reporting unit and the amount of the goodwill impairment, if any. The amount of goodwill allocated to this reporting unit was $10.3 million.

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

We acknowledge the uncertainty surrounding the key assumptions that drive the estimated fair value of the Lumistar reporting unit. Any material negative change in the fundamental outlook for the Lumistar reporting unit, its industry or the capital market environment could cause the reporting unit to fail step one. Accordingly, we will be monitoring events and circumstances each quarter (prior to the annual testing date) to determine whether an additional goodwill impairment test should be performed. If the Lumistar reporting unit were to fail the step one test, the goodwill impairment will exceed the difference between the fair value of the reporting unit and its carrying value because the reporting unit does not carry any intangible asset balances that must be considered in step two when computing the fair value of goodwill. We reviewed the internal and external factors affecting the assumptions that drive the fair value of the Lumistar reporting unit as of March 26, 2010. Based on this review, we have concluded that no further impairment testing was necessary.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Net Income per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period plus the shares issued on March 26, 2010 under our Employee Stock Purchase Plan. Diluted net income per share is calculated by dividing net income by the diluted weighted-average common shares, which reflects the potential dilution of stock options. The reconciliation of amounts used in the computation of basic and diluted net income per share consists of the following:

	Three Months Ended		Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
	(in thousands, except per share amounts)
Numerator:
Net income	$130	$2,645	$1,351	$3,670
Denominator:
Shares used for basic earnings per share - weighted-average shares	17,436	17,298	17,411	17,289
Effect of dilutive securities:
Employee stock options	20	35	11	105

Shares used for diluted earnings per share-adjusted weighted-average shares and assumed conversions	17,456	17,333	17,422	17,394

Net income per share:
Basic earnings per share	$0.01	$0.15	$0.08	$0.21
Diluted earnings per share	$0.01	$0.15	$0.08	$0.21

Outstanding options to purchase shares of our common stock in the amounts of 1.1 million shares as of March 26, 2010, and 1.6 million shares as of March 27, 2009 were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

8.	Credit Facilities

Line of Credit

On March 5, 2010, we entered into a Credit Agreement (the “Credit Agreement”), among us, certain of our subsidiaries, the lenders from time to time party thereto, and Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and L/C Issuer. The Credit Agreement provides for a $55 million senior secured revolving credit facility (the “Facility”), including a sub-facility of $10 million for the issuance of letters of credit. The proceeds of the Facility were used to (i) finance in part the acquisition of CVG-Avtec, and all related transactions (ii) pay fees and expenses incurred in connection with such acquisition and all related transactions, (iii) repay amounts outstanding in respect of our previous credit facility with Bank of America, which was terminated concurrently with entry into the Credit Agreement, and (iv) provide ongoing working capital and for other general corporate purposes.

The Facility is secured by a lien on substantially all of our assets and those of our domestic subsidiaries, including CVG-Avtec and its subsidiaries, and all of such subsidiaries are guarantors of the obligations of the Company under the Credit Agreement. Any borrowings under the Facility will accrue interest at the London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 3% to 4% depending on our consolidated

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

ratio (the “Leverage Ratio”) of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Credit Agreement requires us to comply with specified financial covenants, including the maintenance of a maximum Leverage Ratio of 2.5 to 1.0, a minimum ratio of current liquidity to funded debt of 1.25 to 1.0, and a minimum fixed charge coverage ratio of 1.5 to 1.0.

We are required to pay a quarterly fee on the committed unused amount of the facility, at a rate of 0.50% of the unused commitment amount per annum. As of March 26, 2010, we had $30 million outstanding in borrowings under the line of credit, and $3.6 million outstanding on the sub-facility for the issuance of letters of credit.

The Credit Agreement contains customary covenants, including affirmative covenants that require, among other things, certain financial reporting by us, and negative covenants that, among other things, restrict our ability to incur additional indebtedness, incur encumbrances on assets, reorganize, consolidate or merge with any other company, and make acquisitions and stock repurchases. The Credit Agreement contains events of default, including a cross-default to other indebtedness of the Company.

The availability of loans and letters of credit under the Facility is subject to customary conditions, including the accuracy of certain representations and warranties of the Company and the absence of any continuing default under the Credit Agreement.

Capital Equipment Lease Facility

We have a master lease agreement and had a progress payment agreement for a capital equipment lease facility (the “facility”) with Banc of America Leasing & Capital, LLC (“BALC”). Under this facility, we could borrow up to $7.0 million for the purchase of new furniture, fixtures and equipment (“new assets”). Initially, under the progress payment agreement, BALC would advance funding for new assets. The utilization expiration date for advance funding on new assets under this progress payment agreement was September 30, 2009. No principal payments were due on such borrowings, and interest accrued at one-month LIBOR, plus 1.5%, payable monthly in arrears. We had capital lease obligations of $5.6 million and $6.1 million, respectively, as of March 26, 2010 and September 25, 2009, and no advance payments outstanding from BALC under the progress payment agreement. The lease term is 72 months from the lease commencement date, with monthly rent payments (representing the payment of principal and interest on the borrowed amount) calculated based on a lease rate factor as defined under the facility. The lease rate factor is based on the three-year swap index as quoted in the Bloomberg Daily Summaries as of the lease commencement date.

9.	Commitments and Contingencies

Operating Lease

On June 6, 2008, we entered into a material lease agreement for leased property located at 6721 Columbia Gateway Drive in Columbia, Maryland, which is now our new corporate headquarters. We relocated our corporate headquarters from its previous location at 5000 Philadelphia Way, Lanham, Maryland, in May 2009. The lease term is for 11 years; the facility is approximately 131,450 square feet and has an initial $28 per square foot annual lease cost, with annual escalations of approximately 2.75% to 3.00%. We received a $7.4 million allowance for costs to build out this facility to our specifications and a $1.9 million incentive, which approximates the rent obligation for our Lanham, Maryland facility for twenty-two months. These lease incentives will be amortized as a reduction of rental expense over the lease term. As a result of moving to our new headquarters in May 2009, we have vacated part of our leased space in Lanham, Maryland. We have recorded an estimated loss for the period of vacancy. In determining our liability related to excess facility costs, we are required to estimate such factors as future vacancy rates, the time required to

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants and may result in revisions to the liability from time to time. We estimate that we will be able to sublease the facilities in Lanham, Maryland by June 2012. Based on a revised estimate as of March 26, 2010, the estimated loss has been revised as follows (in thousands):

Balance as of September 25, 2009	$1,104
Lease payments, net of accretion expense	(416)
Adjustment of estimate	922

Balance as of March 26, 2010	1,610

Sale-Leaseback of Building and Land

On June 26, 2009, we sold the land and building located at 12515 Academy Ridge View, Colorado Springs, Colorado to COPT Academy Ridge, LLC (“COPT”) for $12.5 million pursuant to a purchase and sale agreement (the “Sale Agreement”) by and between RT Logic and COPT. At the same time, RT Logic entered into a Lease Agreement (the “Lease Agreement”) with COPT to lease this building and the directly associated premises (the “Rental Property”) for a 12 year term with an option to extend the term for an additional five years. The 60,714 square foot building is utilized by RT Logic. The Lease Agreement provides for an initial rent of $16.75 per square foot per annum, with periodic rent escalations. RT Logic’s obligations under the Lease Agreement are guaranteed by Integral Systems, Inc. The Lease Agreement provides RT Logic with a one-time right to terminate the lease at the expiration of the tenth lease year for a termination fee of approximately $1.4 million.

The sale of the land and building qualifies as a ‘sale’ as that term is defined in SFAS No. 66, “Accounting for Sales of Real Estate” (ASC 360-2 - Property, Plant, & Equipment- Real Estate Sales). Additionally, the subsequent leaseback of the Rental Property qualifies as normal leaseback as defined in SFAS No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases—an amendment of Financial Accounting Standards Board, (“FASB”) Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11” (ASC 840-40-Sale-Leaseback Transaction). Therefore, we deferred the gain on the sale, of approximately $700,000, and we are amortizing the gain as a reduction in expense in proportion to the monthly rentals over the term of the lease. The Sale Agreement contains options that allow RT Logic and COPT to negotiate, at the request of RT Logic, a build-to-suit lease pursuant to which COPT would build a second building on the land purchased in this sale. This option, which expires at the fourth anniversary of the consummation of the sale, requires RT Logic to pay COPT option payments in the amount of $0.1 million per year.

Litigation, Claims, and Assessments

We are subject to various legal proceedings and threatened legal proceedings from time to time. We currently are not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on our business, results of operations, financial condition, or cash flows.

On December 15, 2008, a purported securities class action complaint was filed in Maryland federal court against the Company and certain of its current and former officers following the Company’s announcement on December 10, 2008, that it would restate its financial results for the first three quarters of fiscal year 2008. On February 17, 2009, five individual shareholders referring to themselves as the “Ulrich Group” filed an uncontested motion for appointment as lead plaintiffs and for approval of lead counsel. On July 21, 2009, the court dismissed the case for failure to effect service, apparently as a result of the fact that plaintiffs had not filed proofs of service as of that date. On August 3, 2009, plaintiffs filed a motion for relief from judgment requesting that the court vacate the order of dismissal, grant the uncontested motion for appointment of lead plaintiff and lead counsel, and enter a joint stipulation and proposed scheduling order. Defendants consented to the relief requested in the motion, which the court granted on August 24,

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2009. Pursuant to the scheduling order, lead plaintiffs filed an amended complaint on September 21, 2009. The amended complaint sought certification of a class composed of all persons who purchased the Company’s common stock between February 4, 2008 and December 10, 2008, inclusive (the “Class Period”). The amended complaint asserted claims under sections 10(b) and 20(a) of the Securities Exchange Act, based on allegations that certain statements made by the Company during the Class Period were false and/or misleading because those statements failed to disclose that (1) the Company prematurely and improperly recognized several categories of revenue; (2) as a result, the Company misstated its financial results during the Class Period; (3) the Company’s financial statements were not prepared in accordance with the Company’s publicly-disclosed accounting policies and/or generally accepted accounting principles; (4) the Company lacked adequate internal and financial controls; and (5) as a result, the Company’s financial statements were materially false and misleading. The amended complaint also includes a purported insider trading claim against one individual defendant. No specific damage amount was alleged in the amended complaint. On October 26, 2009, the Company and the individual defendants filed a motion to dismiss the amended complaint. A hearing on this motion was held on January 19, 2010. At the conclusion of the hearing, the court granted the motion and stated that judgment would be entered dismissing the amended complaint for failure to state a claim. The court’s formal order of dismissal was filed on February 25, 2010. Plaintiffs initially filed a notice of appeal on March 26, 2010, but withdrew that notice of appeal on March 29, 2010. The time for filing any appeal from the judgment in this action has now expired and the litigation is thus concluded.

On July 14, 2009, a shareholder derivative lawsuit was filed in the same Maryland federal court against twelve individuals associated with the Company, including all current directors and certain other current and former officers, and against the Company as a nominal defendant. The derivative complaint purported to bring claims on behalf of the Company for breach of fiduciary duty based on the same events at issue in the securities class action described above. The shareholder filing the derivative complaint previously submitted a demand letter to the Company’s board of directors (the “Board”) on February 23, 2009, asserting essentially the same claims. In response to the demand letter, the Board appointed a Demand Review Committee (the “Committee”) on February 26, 2009, composed of directors James B. Armor and John M. Albertine. The Committee was charged with investigating, analyzing, and evaluating the matters raised in the demand letter and in a second substantively identical letter also received by the Company. With the advice of independent counsel and after extensive investigation, the Committee concluded, prior to the filing of the derivative action, that no basis existed for breach of fiduciary duty claims against any of the named individuals and that pursuit of litigation against those individuals was not in the bests interests of the Company. At a meeting held on July 22, 2009, the Board accepted the Committee’s recommendation that the Company accordingly reject the demand and seek dismissal of the derivative complaint. Following this process the Company provided shareholder’s counsel with information concerning the methodology and results of the Committee’s investigation. The shareholder subsequently agreed to dismiss the derivative action voluntarily, without any payment or other compensation to either the shareholder or his counsel. On September 14, 2009, the parties jointly filed a motion seeking preliminary court approval to dismiss the action, which the court granted on September 16, 2009. The court’s preliminary approval order required a 30-day notice period to allow any Company shareholder an opportunity to object to dismissal of the derivative lawsuit. No shareholder objected to the proposed dismissal. On November 12, 2009, the court entered a final order dismissing the derivative lawsuit without prejudice. The time period for filing any appeal from this final order has now expired and the litigation is thus concluded.

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

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

10.	Stock Option Plan and Stock-Based Compensation

We have a 2008 Stock Incentive Plan that provides incentives for our employees, consultants, and directors to promote our financial success. The Compensation Committee of the Board of Directors has sole authority to select full-time employees, directors, or consultants to receive awards of options, stock appreciation rights, restricted stock, and restricted stock units under this plan. The maximum number of shares of common stock that may be issued pursuant to the 2008 Stock Incentive Plan is 3,199,894 (composed of (i) 1,800,000 shares available for grant under the 2008 Stock Incentive Plan, plus (ii) 180,800 shares that were authorized for issuance under the 2002 Stock Option Plan and were not subject to outstanding awards as of December 5, 2007, plus (iii) 1,219,094 shares that were subject to outstanding awards under the 2002 Stock Option Plan on December 5, 2007 (which shares are eligible for award under the 2008 Stock Incentive Plan to the extent that they cease to be subject to such awards for any reason on or after December 5, 2007). As of December 25, 2009, we had reserved for issuance an aggregate of 2,649,960 shares of common stock under the 2008 Stock Incentive Plan. As of March 26, 2010, we had 511,060 options outstanding under our 2002 Stock Option Plan and 1,385,000 options outstanding under our 2008 Stock Incentive Plan.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The exercise price of each award of options, restricted stock and stock appreciation rights is set at our common stock’s closing price on the date of grant, unless the optionee owns greater than 10 percent of our common stock and is granted an incentive stock option (a stock option that is intended to qualify as an “incentive stock option” within the meaning of Section 422 of the Internal Revenue Code). The exercise price of such incentive stock option must be at least 110 percent of the fair market value of the common stock on the date of grant. Options, stock appreciation rights, restricted stock, and restricted stock units expire no later than ten years from the date of grant (five years for incentive stock options received by greater than 10 percent owners) and vest over one to five years.

There were 44,000 forfeited options during the six months ended March 26, 2010. The weighted average exercise price of the forfeited options was $11.56 per share and the average grant date fair value was $5.19 per share. The shares underlying the forfeited options became eligible for grant under the 2008 Stock Incentive Plan.

There were 90,000 options granted during the six months ended March 26, 2010. The weighted-average grant date fair value of options that were granted during the six months ended March 26, 2010 was $4.40 per share. The fair value of the options granted was estimated on the date of the grant using the Black-Scholes options pricing model. The following table shows the assumptions used for the option grants that occurred during the six months ended March 26, 2009.

Six Months Ended March 26, 2010
Expected volatility	50.6 - 53.0%
Risk free interest rate	2.62%
Forfeiture rate	0 - 6.42%
Dividend yield	0.0%
Expected lives	5.75 - 6.5 years

The expected volatility is established based on the historical volatility of our common stock. The risk-free interest rate is determined based on the U.S. Treasury yield curve that is commensurate with the expected life of the options granted. The dividend yield is 0% based upon the decision by the Board of Directors to cease the payment of dividends for the foreseeable future. The forfeiture rate is based upon our historical experience of options granted that did not become vested, adjusted for non-recurring, involuntary terminations. During the first two quarters of fiscal year 2010 and fiscal years 2009 and 2008, we issued stock options with a 10 year term. Prior to this, our stock options had a five or six year term. Therefore, the expected lives for the stock options issued with a 10 year term are based on the “simplified” method whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

There were 41,665 restricted shares granted during the six months ended March 26, 2010 at a grant date fair value of $9.15 per share.

We recognized $0.7 million and $0.6 million of stock-based compensation expense in the Consolidated Statements of Operations for the three month periods ended March 26, 2010 and March 27, 2009, respectively. We recognized $1.3 million and $1.6 million of stock-based compensation expense in the Consolidated Statements of Operations for the six month periods ended March 26, 2010 and March 27, 2009, respectively.

As of March 26, 2010, there was $4.3 million of unrecognized compensation expense related to remaining non-vested stock options, which will be recognized over a weighted average period of 1.07 years, and $0.4 million of unrecognized compensation expense related to remaining non-vested restricted stock grants that will be recognized over a weighted average period of 1.9 years. The total fair value of options which vested during the six month period ending March 26, 2010 was $0.08 million.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	Stockholders’ Equity Transactions

Effective October 15, 2008, we established the Integral Systems, Inc. Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits pre-tax contributions by eligible employees. The maximum percentage of an employee’s contribution cannot exceed 10% of his or her compensation. The purchase price per share at which shares are purchased under the Employee Stock Purchase Plan is 85% of the fair-market value of our common stock. A maximum of 1,800,000 shares of our common stock may be purchased under the Employee Stock Purchase Plan. During the three months ended March 26, 2010, we issued 31,065 shares under this plan and during the six months ended March 26, 2010, we issued 62,806 shares under this plan.

12.	Business Segment and Geographical Information

During the first quarter fiscal year 2010, we realigned all three of our segments to capture our Newpoint subsidiary in the Space Communications Systems segment, which has been renamed the Products Group segment. The Commercial Systems segment has been renamed the Civil and Commercial segment and now includes the operation that performs work for U.S. government civilian agencies such as NASA, NOAA, and The United States Coast Guard. This operation was previously included in the Government Systems segment. The Government Systems segment has been renamed the Military and Intelligence segment. Results from the Newpoint subsidiary and the operation that performs work for U.S. government civilian agencies for the three months ended December 26, 2008 have been reclassified to conform to the presentation of the three months ended December 25, 2009. The reclassification does not modify the previously reported consolidated revenue, net income or earnings per share for the three months ended December 26, 2008. We evaluate the performance of our three operating segments based on operating income. The following is a brief description of each of the segments:

Military & Intelligence Group (formerly Government Systems): this segment provides ground systems products and services to the U.S. government. It is currently our largest segment in terms of revenue and consists of our core command and control business for government applications. Its primary customer is the U.S. Air Force.

Civil & Commercial Group (formerly Commercial Systems): this segment provides ground systems products and services to civilian agencies of the U.S. government such as NASA, NOAA, and The United States Coast Guard, commercial enterprises, and international governments and organizations. It consists of our core command and control business (our Command and Control division) for commercial applications and two of our wholly-owned subsidiaries as follows:

•

Integral Systems Europe S.A.S. serves as the focal point for our ground systems business in Europe, the Middle East and Africa for command and control, signal monitoring, and network management using our products.

•

ISI Europe Limited provides antenna systems/network integration capabilities to address telemetry, tracking, and control antenna/network systems and broadcast antenna/network systems in the global markets.

Products Group (formerly Space Communications Systems): this segment includes our wholly-owned subsidiaries RT Logic, Lumistar, SAT, Newpoint, SATCOM Solutions and our satID product line. RT Logic designs and builds satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories, and range operations. Lumistar provides system level and board level telemetry products. SAT offers a range of software products and turnkey systems for monitoring and detecting interference, signals, and terrestrial communications. Newpoint offers an integrated suite of products primarily for commercial users, including communications satellite operators, communications satellite users, and general-purpose telecommunications companies. SATCOM Solutions (the operations of CVG, Incorporated, which was acquired on March 5, 2010) provides secure, satellite-based communication solutions to government and

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

commercial markets and offers integrated ground systems infrastructure solutions for satellite communications, payload data processing, simulation and testing for military, intelligence, government, and commercial programs worldwide. satID is a product used to geolocate the source of satellite interference, jamming, and unauthorized use to ensure quality of satellite service.

Summarized financial information by business segment is as follows:

	Three Months Ended		Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
	(in thousands of dollars)
Revenue:
Military & Intelligence Group	$15,556	$23,437	$30,816	$40,685
Civil & Commercial Group	7,694	5,279	12,063	11,195
Products Group	18,575	16,419	37,731	33,438
Elimination of intersegment sales	(1,519)	(2,367)	(2,578)	(4,080)

Total revenue	40,306	42,768	78,032	81,238

Income (loss) from operations:
Military & Intelligence Group	(779)	3,962	(20)	2,848
Civil & Commercial Group	2,063	209	1,701	835
Products Group	(973)	73	659	1,861

Total income from operations	311	4,244	2,340	5,544
Other income (expense), net	60	(72)	(102)	(65)

Income before income taxes	371	4,172	2,238	5,479
Income tax provision	241	1,527	887	1,809

Net income	$130	$2,645	$1,351	$3,670

Asset information for our segments at March 26, 2010 and September 25, 2009 is as follows:

	March 26, 2010	September 25, 2009
	(in thousands of dollars)
Total Assets:
Military & Intelligence	$31,930	$42,865
Civil & Commercial	10,366	8,241
Products Group	133,559	89,587
Corporate Support Assets	37,898	37,631

Total Assets	$213,753	$178,324

13.	Income Taxes

Our provision for income taxes is determined using an estimate of our annual effective tax rate for each of our legal entities. We have estimated our annual effective tax rate for the fiscal year and applied that rate to our income before taxes in determining our tax expense for the six months ended March, 26, 2010. Non-recurring and discrete items that impact tax expense are recorded in the period incurred.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The accounting for income taxes requires that a company use a more-likely-than not recognition threshold based on the technical merits of the tax position taken. Tax provisions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements.

During the third quarter of fiscal year 2009, we settled our U.S. income tax audit for the years ended September 30, 2004 through 2006 with respect to our amended income tax returns claiming tax credits for research and development expenditures. As a result of such settlement, we received a refund of $2.3 million (including interest) and reduced our income tax liability for uncertain tax provisions by $0.8 million (including interest). In connection with the acquisition of CVG-Avtec, we acquired uncertain tax positions of $0.2 million. As of March 26, 2010 and September 25, 2009, we recorded an income tax liability related to uncertain tax positions of $0.6 million (including interest) and $0.3 million (including interest), respectively. If recognized, $0.5 million of unrecognized tax benefits would impact the effective tax rate.

Over the next 12 months, we anticipate that $0.1 million of the liability for unrecognized tax benefits will be reversed. We recognize interest income, interest expense, and penalties relating to tax exposures as a component of income tax expense. The amount of interest expense and penalties related to the above unrecognized tax benefits was less than $0.1 million, net of the federal tax benefit, for the six months ended March 26, 2010.

Included in the income tax provision for the six months ended March 26, 2010 are tax benefits of less than $0.1 million related to the change in tax law for net operating loss carrybacks.

14.	Recent Accounting Pronouncements

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Overview

We provide complex solutions for satellite command and control, integration and test, data processing, signals analysis, interference detection and geolocation, and flight simulation. We design, develop, and integrate sophisticated solutions and provide services related to satellite ground systems and other communications and networking equipment. We believe that our integration capability is unique, as we have developed and own the key technologies used in our solutions. By controlling these pivotal technologies, we believe that we are able to provide solutions at significantly lower risk, lower cost, and on accelerated delivery schedules as compared to our competitors. Since our founding in 1982, we have supported more than 250 different satellite missions for both commercial and government customers who perform communications, science, meteorology, and earth resource applications and our systems are utilized worldwide. Integral Systems’ leading edge technologies, algorithms, and integration processes are based on a commercial model that we have used to bring efficiencies into the government market, which is now our largest source of revenue. We believe that our blend of commercial and government customers, mature systems integration methodologies, and mix of software and hardware products position us for sustained growth.

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

Outlook

This outlook section contains forward-looking statements, all of which are based on current expectations. There is no assurance that our projections will in fact be achieved and these projections do not reflect any acquisitions or divestitures that may occur in the future. Reference should be made to the various important risk factors listed under the heading “Risk Factors” in Item 1A and under the heading “Forward –Looking Statements” of this document.

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

Fiscal year 2010 results are anticipated to be significantly improved over fiscal year 2009 due to an increase in revenue from higher gross margin product sales, new or expanded contract awards that were awarded at the end of fiscal year 2009, including the extension of the period of performance on several of our critical government contracts into fiscal year 2013, and the acquisition of CVG, Incorporated. We estimate annual revenue will increase between 7 and 9 percent above fiscal year 2009 revenue and our earnings are expected to benefit from ongoing efforts to trim operating expenses and the absence of a number of non-recurring and one-time expenses recorded in fiscal year 2009.

In the second quarter of fiscal year 2010, we launched Integral Systems Service Solutions (“IS3”) to provide satellite communications (“SATCOM”) Network Operations (“NetOps”) services as part of a broader planned Global Managed Network Services offering. This new line of business offers global SATCOM NetOps management services to address the growing needs of satellite operators, resellers, users, and regulators of satellite and satellite-interfaced networks worldwide. This new line of business leverages our current product offerings and is anticipated to provide a significant new revenue stream in future years. The investment in this new line of business is expected to reduce earnings per share for fiscal year 2010 by approximately $0.07.

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

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. A discussion of our goodwill policy is set forth below. Our other critical accounting policies, which relate to revenue recognition, allowance for doubtful accounts, the recoverability of other long-lived assets, stock-based compensation, and the recoverability of deferred tax assets, are discussed in the “Notes to Consolidated Financial Statements” of our Annual Report on Form 10-K for the year ended September 25, 2009.

Impairment of Goodwill

We have recorded goodwill in connection with our mergers and acquisitions of $70.4 million as of March 26, 2010. Goodwill represents the excess of the purchase price over the fair value of current financial assets, property and equipment, and separately reportable intangible assets. The tangible assets, intangible assets, and goodwill acquired are then assigned to reporting units pursuant to ASC 805 - Business Combinations. Goodwill is then tested for impairment at least annually for each reporting unit. The goodwill impairment test is performed in accordance with ASC 350 - Intangibles - Goodwill and Other. Step one of the goodwill impairment test involves comparing the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, no further testing is required. If the carrying value exceeds the fair value, a step two test must be performed. Step two includes estimating the fair value of all tangible and intangible assets (including intangible assets that may not be reflected on our books). The fair value of goodwill is then estimated by subtracting the fair value of tangible and intangible assets from the fair value of total assets determined in step one. The goodwill impairment is the excess of the recorded goodwill over the estimated fair value of goodwill.

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

Based on our annual impairment test as of June 27, 2009, we had one reporting unit, Lumistar, for which the goodwill has been determined to be at risk (i.e., there is a reasonable possibility that the reporting unit might fail a future step one impairment test under ASC 350). The estimated fair value of equity of the Lumistar reporting unit as of June 27, 2009 was 3.3% higher than its carrying value. Accordingly, a step two impairment test was not performed to determine the amount of the fair value of the reporting unit and the goodwill impairment, if any. The amount of goodwill allocated to this reporting unit was $10.3 million.

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

We acknowledge the uncertainty surrounding the key assumptions that drive the estimated fair value of the Lumistar reporting unit. Any material negative change in the fundamental outlook for the Lumistar reporting unit, its industry or the capital market environment could cause the reporting unit to fail the step one test. Accordingly, we will be monitoring events and circumstances each quarter (prior to the annual testing date) to determine whether an additional goodwill impairment test should be performed. If the Lumistar reporting unit were to fail the step one test, the goodwill impairment would exceed the difference between the fair value of the reporting unit and its carrying value because the reporting unit does not carry any intangible asset balances that must be considered in step two when computing the fair value of goodwill. We reviewed the internal and external factors affecting the assumptions that drive the fair value of the Lumistar reporting unit as of March 26, 2010. Based on this review, we have concluded that no further impairment testing was necessary.

Results of Operations – Three Months Ended March 26, 2010 Compared to Three Months Ended March 27, 2009

	Three Months Ended
	March 26, 2010	March 27, 2009	Favorable (unfavorable)
	(in thousands of dollars)
		(Unaudited)
Revenue
Military & Intelligence
Contract revenue	$15,176	$23,013	$(7,837)
Software maintenance revenue	380	424	(44)

Total Military & Intelligence	15,556	23,437	(7,881)
Civil & Commercial
Contract revenue	6,715	4,631	2,084
Software maintenance revenue	979	648	331

Total Civil & Commercial	7,694	5,279	2,415
Products Group
Contract revenue	10,675	10,637	38
Software maintenance revenue	2,140	1,208	932
Product revenue	5,760	4,574	1,186

Total Products Group	18,575	16,419	2,156
Elimination of intersegment sales	(1,519)	(2,367)	848

Total Revenue	40,306	42,768	(2,462)

Cost of Revenue:
Military & Intelligence
Contract and software maintenance cost of revenue	12,510	14,585	2,075
Civil & Commercial
Contract and software maintenance cost of revenue	3,670	3,723	53
Products Group
Contract and software maintenance cost of revenue	6,793	7,435	642
Product cost of revenue	2,511	2,196	(315)

Total Products Group	9,304	9,631	327
Elimination of intersegment sales	(1,519)	(2,367)	(848)

Total Cost of Revenue	23,965	25,572	1,607

Gross Profit:
Military & Intelligence	3,046	8,852	(5,806)
Civil & Commercial	4,024	1,556	2,468
Products Group	9,271	6,788	2,483

Total Gross Profit	16,341	17,196	(855)

Operating Expense:
Military & Intelligence	3,825	4,890	1,065
Civil & Commercial	1,961	1,347	(614)
Products Group	10,244	6,715	(3,529)

Total Operating Expense	16,030	12,952	(3,078)

Income (loss) from Operations:
Military & Intelligence	(779)	3,962	(4,741)
Civil & Commercial	2,063	209	1,854
Products Group	(973)	73	(1,046)

Total Income from Operations	311	4,244	(3,933)

Other (Expense) Income, net	60	(72)	132
Income before Income Taxes	371	4,172	(3,801)
Income Tax Provision	241	1,527	1,286

Net Income	$130	$2,645	$(2,515)

Revenue

Consolidated revenue was $40.3 million in the second quarter of fiscal year 2010, a decrease of $2.5 million, or 5.8%, compared to $42.8 million in the second quarter of fiscal year 2009. The decrease in revenue for the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009 was related to the following:

Military & Intelligence revenue was $15.6 million in the second quarter of fiscal year 2010; a decrease of $7.9 million, or 33.6%, compared to $23.4 million in the second quarter of fiscal year 2009. In the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009: (1) contract revenue decreased $2.9 million relating to a subcontract with the United States Air Force for which the work scope was completed in fiscal year 2009; and (2) contract revenue relating to an existing contract with the United States Air Force decreased by $3.1 million. During the first quarter of fiscal year 2009, we had incurred costs that exceeded the contract funding limit on this contract, as a result of which we did not recognize certain revenue amounts during the first quarter of fiscal year 2009. During the second quarter of fiscal year 2009, we received a written acknowledgment from this customer that they will seek the additional funding, therefore the revenue recognized during the second quarter of fiscal year 2009 included the recognition of revenue relating to the additional funding that had not been recognized during the first quarter of 2009. We did not have a reoccurrence of these delays in revenue recognition under this contract in the first and second quarters of fiscal year 2010. Contract revenue decreased $2.6 million due to a decrease in level of effort, decrease in the estimated award fee amount, and the timing of the finalization of current and future year work scope on an existing contract with the United States Air Force. Offsetting these decreases was an increase in contract revenue of $0.7 million relating to increases in work scope on three contracts.

Civil & Commercial revenue was $7.7 million in the second quarter of fiscal year 2010; an increase of $2.4 million, or 45.4%, compared to $5.3 million in the second quarter of fiscal year 2009. In the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009: (1) contract revenue increased $2.3 million from new contracts and increases in level of effort from our Command and Control and Civil divisions; and (2) contract revenue increased $1.3 million from Integral Systems Europe S.A.S relating to the achievement of a milestone on a contract for which revenue was deferred due to the terms and conditions specified in the contract and the completion of the work scope on two contracts for which revenue is recognized over the post-contract services period. These increases were offset by decreases in contract revenue of $1.0 million relating to work that was completed or for which the level of effort decreased in our Command and Control and Civil divisions. In addition, contract revenue decreased $0.5 million relating to a customer that filed for bankruptcy. During the second quarter of fiscal year 2010, we received a notification from the customer that all unpaid amounts due to us from this customer will be paid, including interest; therefore we recognized $0.9 million of revenue that had been earned but deferred relating to this customer. Offsetting this revenue was a decrease in contract revenue of $1.4 million relating to this customer as we were performing work scope under two contracts during the second quarter of fiscal year 2009 which did not recur due to the bankruptcy. Software maintenance revenue increased $0.3 million from Integral Systems Europe S.A.S.

Products Group revenue was $18.6 million in the second quarter of fiscal year 2010; an increase of $2.2 million, or 13.1%, compared to $16.4 million in the second quarter of fiscal year 2009. In the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009: (1) revenue from software maintenance agreements increased $0.9 million, primarily from the RT Logic and satID divisions; and (2) product revenue increased $1.2 million from the Lumistar division due to the shipment of several large orders during the second quarter of fiscal year 2010, an increase of $0.7 million from the satID division, which was acquired during the second quarter of fiscal year 2009, and an increase of $0.2 million from SAT relating to four contracts. These increases were offset by a decrease in product revenue of $1.0 million from the RT Logic division due to three large contracts that shipped in the second quarter of fiscal year 2009 and that did not recur in the second quarter of fiscal year 2010.

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

Gross profit was $16.3 million in the second quarter of fiscal year 2010; a decrease of $0.9 million, or 5.0%, compared to $17.2 million in the second quarter of fiscal year 2009. The decrease in gross profit in the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009 was attributable to our Military & Intelligence segment, offset by gross profit from our Civil and Commercial and Products segment.

Military & Intelligence gross profit was $3.0 million in the second quarter of fiscal year 2010; a decrease of $5.8 million, or 65.6%, compared to $8.8 million in the second quarter of fiscal year 2009. In the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009: (1) gross profit from contract revenue decreased $3.8 million due to the existing United States Air Force contract noted above, for which revenue during the second quarter of fiscal year 2009 was high due to a resolution of a contract funding limit issue from the first quarter of fiscal year 2009; (2) gross profit from contract revenue decreased by $1.5 million due to the completion of work scope on a subcontract with the United States Air Force; and (3) gross profit from contract revenue decreased by $1.1 million due to a decrease in level of effort and a decrease in the estimated award fee amount on an existing contract with the United States Air Force. Gross profit increased by $0.7 million relating to increases in work scope on three contracts.

Civil & Commercial gross profit was $4.0 million in the second quarter of fiscal year 2010; an increase of $2.4 million, or 157.4%, compared to $1.6 million in the second quarter of fiscal year 2009. In the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009: (1) gross profit from contract revenue increased $1.5 million from new contracts and increases in level of effort on existing contracts; and (2) gross profit from contract revenue increased $1.3 million relating to revenue recognized from a customer that filed for bankruptcy. During the second quarter of fiscal year 2010, we received a notification from the customer that all unpaid amounts due to us from this customer will be paid, including interest. Therefore, we recognized $0.9 million of revenue and reversed an allowance for bad debt of $1.1 million that was established during the third quarter of fiscal year 2009. Offsetting these increases was a decrease of $0.7 million in gross profit relating to this customer as we were performing under two contracts during the second quarter of fiscal year 2009 and this work did not recur in fiscal year 2010 as a result of the customer’s bankruptcy. Contract services gross profit decreased by $0.7 million due to a decrease in level of effort or completion of work scope in our Command and Control and Civil divisions. Gross profit from software maintenance agreements increased $0.3 million from Integral Systems Europe S.A.S.

Products Group gross profit was $9.3 million in the second quarter of fiscal year 2010; an increase of $2.5 million, or 36.6%, compared to $6.8 million in the second quarter of fiscal year 2009. In the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009: (1) gross profit from software maintenance agreements increased $0.9 million, primarily from the satID and RT Logic divisions; (2) gross profit from product shipments increased by $0.6 million from the Lumistar division due to several large orders shipped during the second quarter of fiscal year 2010, an increase of $0.5 from the satID division, which was acquired during the second quarter of fiscal year 2009, an increase of $0.1 million from SAT due to an increase in the number of shipments, offset by a decrease of $0.4 million from the RT Logic division due to three large contracts that shipped in the second quarter of fiscal year 2009 that did not recur in the second quarter of fiscal year 2010. Gross profit from contract revenue increased $0.7 million from the SAT division due to cost incurred in the second quarter of fiscal year 2009 relating to the replacement of equipment on a contract for which the work had previously been completed and higher equipment expense on a contract that had work scope during the second quarter of fiscal year 2009.

Operating Expenses

Operating expenses were $16.0 million in the second quarter of fiscal year 2010; an increase of $3.0 million, or 23.8%, compared to $13.0 million in the second quarter of fiscal year 2009. During the third quarter of fiscal year 2009, our corporate headquarters moved to Columbia, Maryland. Our leased space in Lanham, Maryland, the previous location of our corporate headquarters, has not been sublet. We anticipate that we will be able to sublease our Lanham, Maryland facilities by June 2012. Our previous estimated sublease date was June 2010. Because of the change in the estimated sublease date, the estimated loss for the period of vacancy was increased by $1.2 million during the second quarter of fiscal year 2010. During the second quarter of fiscal year 2010, we incurred $1.2 million in legal and technical consulting fees relating to the acquisition of CVG, Incorporated, $0.5 million relating to the launch of our new IS3 line of business, and $0.5 million relating the satID product line, primarily relating to research and development activities. In the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009, facility expense increased by $0.4 million due to the Columbia, Maryland facility and we incurred higher information technology expense of $0.3 million as a result of the establishment of a new infrastructure in conjunction with our move to Columbia, Maryland. Offsetting these increases were lower professional services fees of $1.0 million relating to lower accounting fees, professional services fees associated with infrastructure development projects and compliance related activities incurred in the second quarter of fiscal year 2009, and legal expenses; and $0.3 million in lower salary and personnel-related expenses due to a decrease in support and infrastructure headcount.

Military & Intelligence operating expenses were $3.8 million in the second quarter of fiscal year 2010; a decrease of $1.1 million, or 21.8%, compared to $4.9 million in the second quarter of 2009, due to a decrease in corporate allocated expenses of $0.9 million, severance expense of $0.4 million, offset by higher labor and related expenses and facility expense of $0.1 million.

Civil & Commercial operating expenses were $1.9 million in the second quarter of fiscal year 2010; an increase of $0.6 million, or 45.6%, compared to $1.3 million in the second quarter of fiscal year 2009, due to higher selling expense and operations oversight expense of $0.5 million and from $0.1 million incurred relating to Integral Systems Europe Limited in the United Kingdom, which was established in the second quarter of fiscal year 2009.

Products Group operating expenses were $10.2 million in the second quarter of fiscal year 2010; an increase of $3.5 million, or 52.6% compared to $6.7 million in the second quarter of fiscal year 2009, due to an increase in corporate allocated expenses of $2.6 million, an increase in operating expense of $0.5 million relating to the satID division, which was acquired in the second quarter of fiscal year 2009, and an increase in research and development expense of $0.2 million.

Income Tax Expense

We recorded an income tax expense of $0.2 million in the second quarter of fiscal year 2010 and an income tax expense of $1.5 million in the second quarter of fiscal year 2009. The effective tax rates for the second quarter of fiscal year 2010 and the second quarter of fiscal year 2009 were 65.0% and 36.6%, respectively. The increase in the effective tax rate for the period is primarily due to the increase in the forecasted effective tax rate for the 2010 fiscal year, resulting in cumulative year-to-date adjustment of $0.1 million in the period.

Results of Operations – Six Months Ended March 26, 2010 Compared to Six Months Ended March 27, 2009

	Six Months Ended
	March 26, 2010	March 27, 2009	Favorable (unfavorable)
	(in thousands of dollars)
		(Unaudited)
Revenue
Military & Intelligence
Contract revenue	$30,090	$39,888	$(9,798)
Software maintenance revenue	726	797	(71)

Total Military & Intelligence	30,816	40,685	(9,869)
Civil & Commercial
Contract revenue	10,124	9,685	439
Software maintenance revenue	1,939	1,510	429

Total Civil & Commercial	12,063	11,195	868
Products Group
Contract revenue	19,773	21,745	(1,972)
Software maintenance revenue	4,538	3,135	1,403
Product revenue	13,420	8,558	4,862

Total Products Group	37,731	33,438	4,293
Elimination of intersegment sales	(2,578)	(4,080)	1,502

Total Revenue	78,032	81,238	(3,206)

Cost of Revenue:
Military & Intelligence
Contract and software maintenance cost of revenue	23,369	27,803	4,434
Civil & Commercial
Contract and software maintenance cost of revenue	6,242	7,904	1,662
Products Group
Contract and software maintenance cost of revenue	14,393	13,995	(398)
Product cost of revenue	5,795	4,171	(1,624)

Total Products Group	20,188	18,166	(2,022)
Elimination of intersegment sales	(2,578)	(4,080)	(1,502)

Total Cost of Revenue	47,221	49,793	2,572

Gross Profit:
Military & Intelligence	7,447	12,882	(5,435)
Civil & Commercial	5,821	3,291	2,530
Products Group	17,543	15,272	2,271

Total Gross Profit	30,811	31,445	(634)

Operating Expense:
Military & Intelligence	7,467	10,034	2,567
Civil & Commercial	4,120	2,456	(1,664)
Products Group	16,884	13,411	(3,473)

Total Operating Expense	28,471	25,901	(2,570)

Income (loss) from Operations:
Military & Intelligence	(20)	2,848	(2,868)
Civil & Commercial	1,701	835	866
Products Group	659	1,861	(1,202)

Total Income from Operations	2,340	5,544	(3,204)

Other (Expense) Income, net	(102)	(65)	(37)
Income before Income Taxes	2,238	5,479	(3,241)
Income Tax Provision	887	1,809	922

Net Income	$1,351	$3,670	$(2,319)

Revenue

Consolidated revenue was $78.0 million in the six months ended March 26, 2010, a decrease of $3.2 million, or 3.9%, compared to $81.2 million in the six months ended March 27, 2009. The decrease in revenue for the six months ended March 26, 2010 compared to the six months ended March 27, 2009 was related to the following:

Military & Intelligence revenue was $30.8 million in the six months ended March 26, 2010, a decrease of $9.9 million, or 24.3%, compared to $40.7 million in the six months ended March 27, 2009. In the six months ended March 26, 2010 compared to the six months ended March 27, 2009: (1) contract revenue decreased $5.2 million relating to a subcontract with the United States Air Force for which the work scope has been completed; (2) contract revenue decreased $5.0 million due to a decrease in level of effort, decrease in the estimated award fee amount, and the timing of the finalization of current and future year work scope on an existing contract with the United States Air Force; and (3) contract revenue relating to an existing contract with the United States Air Force decreased $0.3 million due to a decrease in the estimated award fee and estimated cost reimbursable rates. Offsetting these decreases was an increase in contract revenue of $0.9 million relating to increases in work scope on three contracts.

Civil & Commercial revenue was $12.1 million in the six months ended March 26, 2010, an increase of $0.9 million, or 7.7%, compared to $11.2 million in the six months ended March 27, 2009. In the six months ended March 26, 2010 compared to the six months ended March 27, 2009: (1) contract revenue increased $4.7 million from new contracts and increases in level of effort from our Command and Control and Civil divisions; and (2) contract revenue increased $0.7 million from Integral Systems Europe S.A.S relating to the achievement of a milestone on a contract for which revenue was deferred under the terms and conditions specified in the contract and the completion of the work scope on two contracts for which revenue is recognized over the post-contract services period. These increases were offset by decreases in contract revenue of $2.6 million relating to work that was completed or for which the level of effort decreased in our Command and Control and Civil divisions. In addition, contract revenue decreased $2.3 million relating to a customer that filed for bankruptcy. During the second quarter of fiscal year 2010, we received a notification from the customer that all unpaid amounts due to us from this customer will be paid, including interest. Therefore we recognized $0.9 million of revenue that had been earned but deferred relating to this customer. Offsetting this revenue was a decrease in contract revenue of $3.2 million relating to this customer as we were performing work scope under two contracts during the second quarter of fiscal year 2009 which did not recur due to the bankruptcy. Software maintenance revenue increased $0.5 million from Integral Systems Europe S.A.S and the Civil division.

Products Group revenue was $37.7 million in the six months ended March 26, 2010, an increase of $4.3 million, or 12.8%, compared to $33.4 million in the six months ended March 27, 2009. In the six months ended March 26, 2010 compared to the six months ended March 27, 2009: (1) product revenue increased $2.3 million from the RT Logic division due to two large orders and an increase in the volume of shipments, increased $1.5 million from the satID division, which was acquired during the second quarter of fiscal year 2009, increased $0.7 million from the Lumistar division due to the shipment of several large orders during the six months ended March 26, 2010, and increased $0.2 million from SAT relating to four contracts; (2) revenue from software maintenance agreements increased $1.3 million, primarily from the satID and RT Logic divisions; and (3) contract services revenue increased $0.6 million from SAT relating to two contracts, increased $0.2 million from Newpoint due to a new contract, and increased $0.2 million from satID. These increases were offset by a decrease in contract services revenue of $3.0 million from our RT Logic division relating to work on three contracts that were completed or for which the level of effort decreased and from a decline in revenue generated from engineering development work.

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

Gross profit was $30.8 million in the six months ended March 26, 2010; a decrease of $0.6 million, or 2.0%, compared to $31.4 million in the six months ended March 27, 2009. The decrease in gross profit in the six months ended March 26, 2010 compared to the six months ended March 27, 2009 was attributable to our Military & Intelligence segment, offset by gross profit from our Civil and Commercial and Products segment.

Military & Intelligence gross profit was $7.4 million in the six months ended March 26, 2010, a decrease of $5.5 million, or 42.2%, compared to $12.9 million in the six months ended March 27, 2009. In the six months ended March 26, 2010 compared to the six months ended March 27, 2009: (1) gross profit from contract revenue decreased by $2.4 million due to the completion of work scope on a subcontract with the United States Air Force; (2) gross profit from contract revenue decreased by $0.5 million due to a decrease in level of effort and a decrease in the estimated award fee amount on an existing contract with the United States Air Force; (3) gross profit from contract revenue decreased $2.1 million under the existing United States Air Force contract noted above, as a result of a decrease in the estimated cost reimbursable rates during the six months ended March 26, 2010 compared to the six months ended March 27, 2009; and (4) gross profit from contract revenue decreased by $1.6 million due to a decrease in level of effort and a decrease in the estimated award fee amount and in the estimated award fee amount on an existing contract with the United States Air Force. Gross profit increased by $0.9 million relating to increases in work scope on three contracts.

Civil & Commercial gross profit was $5.8 million in the six months ended March 26, 2010, an increase of $2.5 million, or 76.8%, compared to $3.3 million in the six months ended March 27, 2009. In the six months ended March 26, 2010 compared to the six months ended March 27, 2009: (1) gross profit from contract revenue increased $2.7 million from new contracts and increases in level of effort on existing contracts from our Command and Control and Civil divisions; and (2) gross profit from contract revenue increased $1.0 million relating to revenue recognized from a customer that filed for bankruptcy. During the second quarter of fiscal year 2010, we received a notification from the customer that all unpaid amounts due to us from this customer will be paid, including interest. Therefore we recognized $0.9 million of revenue and reversed an allowance for bad debt of $1.1 million that was established during the third quarter of fiscal year 2009. Offsetting these increases was a decrease of $1.0 million in gross profit relating to this customer as we were performing under two contracts during the six months ended March 27, 2009 and this work did not recur in fiscal year 2010 as a result of the customer’s bankruptcy. These increases were offset by a decrease of $1.4 million in contract services gross profit from our Command and Control and Civil divisions due to work that was completed or for which the level of effort decreased in the six months ended March 26, 2010 and a $0.4 million decrease from Integral Systems Europe S.A.S due to a lower profit contract. Gross profit from software maintenance agreements increased $0.4 million from Integral Systems Europe S.A.S.

Products Group gross profit was $17.5 million in the six months ended March 26, 2010, an increase of $2.2 million, or 14.9%, compared to $15.3 million in the six months ended March 27, 2009. In the six months ended March 26, 2010 compared to the six months ended March 27, 2009: (1) gross profit from product shipments increased by $1.7 million from RT Logic due to two large orders and an increase in volume of shipments, increased $0.9 from the satID division, which was acquired during the second quarter of fiscal year 2009, and increased $0.5 million from the Lumistar division as a result of the shipment of several large orders during the six months ended March 26, 2010; (2) gross profit from software maintenance agreements increased $1.3 million, primarily from the satID and RT Logic divisions; and (3) gross profit from contract services increased by $0.5 million from the SAT division due to cost incurred in the second quarter of fiscal year 2009 relating to the replacement of equipment on a contract for which the work had previously been completed and higher equipment expense on a contract that had work scope during the six months ended March 27, 2009. Gross profit from contract revenue decreased $2.3 million from the RT Logic division due to a decline in revenue generated from engineering development work and contracts with lower profit and decreased $0.3 million from the satID division due to higher than anticipated expenses incurred to complete a contract deliverable.

Operating Expenses

Operating expenses were $28.5 million in the six months ended March 26, 2010, an increase of $2.6 million, or 9.9%, compared to $25.9 million in the six months ended March 27, 2009. During the third quarter of fiscal year 2009, our corporate headquarters moved to Columbia, Maryland. Our leased space in Lanham, Maryland, the previous location of our corporate headquarters, has not been sublet. We anticipate that we will be able to sublease our Lanham, Maryland facilities by June 2012. Our previous estimated sublease date was June 2010. Because of this change in estimate, the estimated loss for the period of vacancy was increased by $1.2 million during the six months ended March 26, 2010. During the six months ended March 26, 2010, we incurred $1.3 million in legal and technical consulting fees relating to the acquisition of CVG, Incorporated, $0.7 million relating to the launch of our new IS3 line of business, $0.9 million relating to the satID product line, primarily relating to research and development activities, and $0.5 million relating to the establishment of Integral Systems Europe Limited in the United Kingdom. In the six months ended March 26, 2010 compared to the six months ended March 27, 2009, facility expense increased by $0.7 million due to the Columbia, Maryland facility and we incurred higher information technology expense of $0.6 million as a result of the establishment of a new infrastructure in conjunction with our move to

Columbia, Maryland. Offsetting these increases were lower professional services fees of $1.4 million relating to lower accounting fees, $1.1 million relating to professional services fees associated with infrastructure development projects and compliance related activities incurred during the six months ended March 27, 2009, and a $0.8 million decrease in legal expenses.

Military & Intelligence operating expenses were $7.5 million in the six months ended March 26, 2010 a decrease of $2.6 million, or 25.6%, compared to $10.1 million during the six months ended March 27, 2009, due to a $2.1 million decrease in corporate allocated expenses and $0.6 million decrease in severance and labor and related expense, offset by $0.2 million in higher facility expense.

Civil & Commercial operating expenses were $4.1 million in the six months ended March 26, 2010 an increase of $1.7 million, or 67.8%, compared to $2.4 million in the six months ended March 27, 2009, due to higher selling expense and operations oversight expense of $1.1 million and from $0.5 million incurred relating to Integral Systems Europe Limited in the United Kingdom, which was established in the second quarter of fiscal year 2009.

Products Group operating expenses were $16.9 million in the six months ended March 26, 2010, an increase of $3.5 million, or 25.9%, compared to $13.4 million in the six months ended March 27, 2009, due to an increase in corporate allocated expenses of $1.7 million, an increase in operating expense of $0.9 million relating to the satID division, which was acquired in the second quarter of fiscal year 2009, and an increase in research and development expense of $0.6 million.

Income Tax Expense

We recorded an income tax expense of $0.9 million in the six months ended March 26, 2010 and an income tax expense of $1.8 million in the six months ended March 27, 2009. Included in the six months ended March 26, 2010 income tax expense is a tax benefit of $35 thousand related to the change in tax law for net operating loss carrybacks. Included in the six months ended March 27, 2009 income tax expense was a tax credit of $0.2 million relating to tax deductible research and development expenditures incurred in fiscal year 2008 and recorded in fiscal year 2009 due to a retroactive extension of the tax credit passed by Congress in October 2008. The effective tax rates, excluding these discrete benefits, for the six months ended March 26, 2010 and six months ended March 27, 2009 were 41.2% and 36.4%, respectively.

Backlog

We ended the six months ended March 26, 2010 with a backlog of approximately $196.5 million, as compared to $158.2 million at the end of fiscal year 2009. A significant portion of this backlog relates to our Military & Intelligence segment. Our Military & Intelligence contracts are typically larger in terms of contract value and extend for longer periods of time than our Civil and Commercial and Product Groups contracts. Because our Civil and Commercial and Product Groups contracts are typically smaller in dollar volume and shorter in duration, they generally do not have a significant effect on backlog. Many of our Military & Intelligence contracts are multi-year contracts and contracts with option years, and portions of these contracts are carried forward from one year to the next as part of our contract backlog. A significant portion of our revenue is derived from contracts and subcontracts funded by the U.S. government and is subject to the budget and funding process of the U.S. government. Our total contract backlog represents management’s estimate of the aggregate unearned revenues expected to be earned by us over the life of all of our contracts, including option periods. Because many factors affect the scheduling of projects, we cannot predict when revenues will be realized on projects included in our backlog. In addition, although contract backlog represents only business where we have written agreements with our customers, it is possible that cancellations or scope adjustments may occur.

Liquidity and Capital Resources

We have been profitable on an annual basis during the last three years and have generally financed our working capital needs through funds generated from income from operations, supplemented by borrowings under our general line of credit facility with a commercial bank when necessary.

For the six months ended March 26, 2010, operating activities provided us $22.9 million of cash, primarily as a result of decreases in income taxes receivable, accounts receivable, deferred contract costs, unbilled revenue, an increase in deferred revenue, and from depreciation and amortization, net income, and stock-based compensation, offset by lower accounts payable and higher inventory and prepaid and other current assets and lower bad debt expense. We invested $32.3 million, net of cash received, to acquire CVG, Incorporated, and $1.2 million to purchase fixed assets (principally new computers and equipment, software, and leasehold improvements). Our financing activities provided $36.5 million from borrowings under our line of credit, which was used to acquire CVG, Incorporated and to fund working capital needs, and we used $11.8 million for the repayment of line of credit borrowings, $1.5 million to pay for the fees associated with a new credit agreement (see below), deposited $1.0 million in restricted cash as a compensating balance for our foreign currency denominated letters of credit, and used $0.5 million for payments on capital lease obligations.

For the six months ended March 27, 2009, operating activities used $10.9 million of cash, as a result of increases in unbilled revenue and income tax receivable balances, and a decrease in deferred revenue, accrued expenses, and accounts payable balances, partially offset by an increase in accounts receivable and from net income, depreciation and amortization, and stock-based compensation. During the six months ended March 27, 2009, we invested $10.9 million to acquire the satID product line from QinetiQ Limited and $1.6 million to purchase fixed assets (principally leasehold improvements and new computers and equipment). During the six months ended March 27, 2009, our financing activities provided $10.3 million in proceeds from borrowings under our line of credit that we used to acquire the satID product line unit and $0.2 million in proceeds from the issuance of common stock from the exercise of stock options.

Unbilled revenue was $36.8 million as of March 26, 2010, of which $35.0 million is expected to be collected in the next 12 months. As of March 26, 2010, unbilled revenue that is not expected to be collected within the next 12 months, in the amount of $1.8 million, is included in other assets in our consolidated balance sheet. Revenue from our Military and Intelligence cost-plus contracts are driven by pricing based on costs incurred to perform services under contracts with the U.S. government. Cost-based pricing is determined under the Federal Acquisition Regulation, which provides guidance on the types of costs that are allowable in establishing prices for goods and services and allowability and allocability of costs to contracts under U.S. government contracts. Allocable costs are billed to the U.S. government based upon approved billing rates. We have incurred allocable costs we believe are allowable and reimbursable under our cost-plus-fee contracts that are higher than the approved billing rates. The unbilled revenues that are not expected to be collected within 12 months relate to the difference between the incurred allocable costs and the amount based on the approved billing rates for costs incurred during the third and fourth quarters of fiscal year 2008 and, fiscal year 2009, and during the six months ended March 26, 2010. If we receive approval for our actual incurred allocable costs, we will be able to bill these amounts.

On March 31, 2010, the Defense Contract Audit Agency (“DCAA”) issued a notice, based on an audit conducted during the fourth quarter of fiscal year 2009, identifying certain significant weaknesses in our accounting practices and systems. Subsequently, the DCAA approved our fiscal year 2010 provisional billing rates. We are working diligently with the DCAA to resolve all of the issues identified by the DCAA over the next few months and believe that they will be successfully resolved. To date, these issues have not impacted our reported results. Should we fail to resolve the issues successfully, our ability to obtain cost-plus contracts from the U.S. government could be materially and adversely affected, and the DCAA could, as a result of a subsequent audit, reduce the billing rates that it has provisionally approved, causing us to refund a portion of the amounts we received with respect to cost-plus contracts.

In connection with the acquisition of CVG, Incorporated and its subsidiary, (together, “CVG-Avtec”), three CVG-Avtec employees have entered into employment agreements with us for a term of three years. In addition, we have entered into retention agreements with certain CVG-Avtec employees, under which we could be required to provide approximately $1.3 million to $1.5 million in cash bonuses over the course of three years, if the employees continue employment with us. We will incur the expense related to these retention agreements when the service requirements have been met as detailed in the retention agreements.

On March 5, 2010, we entered into a Credit Agreement (the “Credit Agreement”), among us, certain of our subsidiaries, the lenders from time to time party thereto, and Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and L/C Issuer. The Credit Agreement provides for a $55 million senior secured revolving credit facility (the “Facility”), including a sub-facility of $10 million for the issuance of letters of credit. The proceeds of the Facility were used to (i) finance in part the acquisition of CVG-Avtec, and all related transactions (ii) pay fees and expenses incurred in connection with such acquisition and all related transactions, (iii) repay amounts outstanding in respect of our previous credit facility with Bank of America, which was terminated concurrently with entry into the Credit Agreement, and (iv) provide ongoing working capital and for other general corporate purposes.

The Facility is secured by a lien on substantially all of our assets and those of our domestic subsidiaries, including CVG-Avtec and its subsidiaries, and all of such subsidiaries are guarantors of the obligations of the Company under the Credit Agreement. Any borrowings under the Facility will accrue interest at the London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 3% to 4% depending on our consolidated ratio (the “Leverage Ratio”) of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Credit Agreement requires us to comply with specified financial covenants, including the maintenance of a maximum Leverage Ratio of 2.5 to 1.0, a minimum ratio of current liquidity to funded debt of 1.25 to 1.0, and a minimum fixed charge coverage ratio of 1.5 to 1.0. We are not in default of our covenants as of March 26, 2010, nor are we close to not meeting any of our financial covenants.

We are required to pay a quarterly fee on the committed unused amount of the facility, at a rate of 0.50% of the unused commitment amount per annum. As of March 26, 2010, we had $30 million outstanding in borrowings under the line of credit, and $3.6 million outstanding on the sub-facility for the issuance of letters of credit.

The Credit Agreement contains customary covenants, including affirmative covenants that require, among other things, certain financial reporting by us, and negative covenants that, among other things, restrict our ability to incur additional indebtedness, incur encumbrances on assets, reorganize, consolidate or merge with any other company, and make acquisitions and stock repurchases. The Credit Agreement contains events of default, including a cross-default to other indebtedness of the Company.

The availability of loans and letters of credit under the Facility is subject to customary conditions, including the accuracy of certain representations and warranties of the Company and the absence of any continuing default under the Credit Agreement.

On June 6, 2008, we entered into a material lease agreement for leased property located at 6721 Columbia Gateway Drive in Columbia, Maryland, which is now our new corporate headquarters. We relocated our corporate headquarters from its previous location at 5000 Philadelphia Way, Lanham, Maryland, in May 2009. The lease term is for 11 years; the facility is approximately 131,450 square feet and has an initial $28 per square foot annual lease cost, with annual escalations of approximately 2.75% to 3.00%. We received a $7.4 million allowance for costs to build out this facility to our specifications and a $1.9 million incentive, which approximates the rent obligation for our Lanham, Maryland facility for twenty two months. These lease incentives will be amortized as a reduction of rental expense over the lease term. As a result of moving to our new headquarters in May 2009, we have vacated part of our leased space in Lanham, Maryland. We estimate that we will be able to sublease the facilities in Lanham, Maryland by June 2012. We have recorded an estimated loss for the period of vacancy. Based on a revised estimate as of March 26, 2010, the estimated loss of $1.1 million as of September 25, 2009 was increased to $1.6 million as of March 26, 2010. In determining our liability related to excess facility costs, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants and may result in revisions to the liability from time to time.

We have a master lease agreement and had a progress payment agreement for a capital equipment lease facility (the “facility”) with Banc of America Leasing & Capital, LLC (“BALC”). Under this facility, we could borrow up to $7.0 million for the purchase of new furniture, fixtures and equipment (“new assets”). Initially, under the progress payment agreement, BALC would advance funding for new assets. The utilization expiration date for advance funding on new assets under this progress payment agreement was September 30, 2009. No principal payments were due on such borrowings, and interest accrued at one-month LIBOR, plus 1.5%, payable monthly in arrears. We had capital lease obligations of $5.6 million and $6.1 million, respectively, as of March 26, 2010 and September 25, 2009, and no advance payments outstanding from BALC under the progress payment agreement. The lease term is 72 months from the lease commencement date, with monthly rent payments (representing the payment of principal and interest on the borrowed amount) calculated based on a lease rate factor as defined under the facility. The lease rate factor is based on the three-year swap index as quoted in the Bloomberg Daily Summaries as of the lease commencement dates, which were June 30, 2009 and September 1, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended September 25, 2009. As of March 26, 2010, virtually all of our contracts were denominated in U.S. dollars, and we did not have any outstanding hedge agreements. Our exposures to market risk have not changed materially since December 25, 2009. We have $30 million outstanding borrowings under our line of credit and $3.6 million in outstanding borrowings under our sub-facility for the issuance of letters of credit as of March 26, 2010. In addition, we had borrowings of $5.6 million under the master lease agreement for a capital lease facility as of March 26, 2010. Our market risk exposure primarily relates to changes in interest rates, principally in the United States. A hypothetical interest rate change of 1% on our bank credit facility and the master lease agreement for the three months and six months ended March 26, 2010 would have increased interest expense by approximately $18 thousand and $35 thousand, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of March 26, 2010, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were not effective as of March 26, 2010 to provide reasonable assurance that information required to be disclosed by us, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure because of the material weaknesses in internal control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2009.

Changes in Internal Control over Financial Reporting

Management continues to review and evaluate our internal controls procedures and the design of those procedures relating to revenue recognition, financial statements, and financial reporting processes in light of the material weaknesses in those areas that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2009. Although we believe that the remediation efforts that we have taken will improve our internal controls over financial reporting, and our disclosure controls and procedures, we have not fully implemented these changes, and further action will be required. Management will continue to closely monitor the remediation plan and take steps to remedy identified material weaknesses and intend to implement the necessary changes to remediate these material weaknesses during fiscal year 2010.

Improvements were made to our internal control over financial reporting throughout fiscal year 2009, and management will continue to implement additional improvements in fiscal year 2010. Those improvements have included the hiring of additional personnel and replacement of some existing personnel with more qualified individuals. In addition, we engaged a third party consultant to assist in remediating the deficiencies in our internal controls and procedures, including our controls over revenue recognition and related transactions. The consultant also assisted management in documenting and testing the adequacy of our financial reporting controls, performing certain of our internal audit functions, reviewing certain contracts for proper accounting treatment based on contract terms and conditions and status. We also took the following specific actions during the second quarter of fiscal year 2010:

•	Hired a new Manager of Internal Controls

•	Identified additional key Sarbanes-Oxley Act controls, which are scheduled to be implemented in fiscal year 2010.

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

A description of our risk factors can be found in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended September 25, 2009. Other than as set forth under “Forward-Looking Statements” in this Quarterly Report on Form 10-Q, there were no material changes to those risk factors during the six months ended March 26, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

The Annual Meeting of Stockholders of the Company was held on February 17, 2010. The following matters were voted on by stockholders, and received the votes indicated:

1.	Election of Board of Directors:

Director	For	Withheld	Broker Non-vote
John M. Albertine	10,162,425	225,168	5,466,701
James B. Armor, Jr. Alan W. Baldwin	10,219,678 10,062,141	167,915 325,452	5,466,701 5,466,701
Paul G. Casner, Jr.	10,045,195	342,398	5,466,701
William F. Leimkuhler	5,563,259	4,824,334	5,466,701
Bruce L. Lev	10,216,178	171,415	5,466,701
R. Doss McComas Bonnie K. Wachtel	6,700,601 9,915,028	3,686,992 472,565	5,466,701 5,466,701

The terms of each of the elected directors will expire at the next Annual Meeting of Stockholders in 2011 or when their successors are elected and qualified.

2.	Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm by the Audit Committee of the Board of Directors:

For	Against
15,696,372	135,871

Item 6.	Exhibits and Financial Statement Schedules

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated March 5, 2010, by and among the Company, Alpha Merger Corporation, CVG, Incorporated, Dana H. Dalton, Olin Biddy and John J. Stover, and Olin Biddy, in his capacity as the initial Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2010).

3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006, as supplemented by Articles Supplementary of the Company dated February 12, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Commission on May 10, 2007), as amended by the Articles of Amendment dated February 26, 2009 and effective April 29, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2009 filed with the Commission on May 6, 2009).

3.2	Amended and Restated By-laws of the Company, as amended by Amendments No. 1, 2, 3, 4 and 5 to the Amended and Restated By-laws of Integral Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2009).

10.1*	Credit Agreement, dated March 5, 2010, by and among the Company, Bank of America, N.A. and the Other Lender Parties.

31.1*	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2*	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 5, 2010.

INTEGRAL SYSTEMS, INC.

By:	/s/ WILLIAM M. BAMBARGER, JR.
William M. Bambarger, Jr.
Chief Financial Officer and Treasurer,
Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated March 5, 2010, by and among the Company, Alpha Merger Corporation, CVG, Incorporated, Dana H. Dalton, Olin Biddy and John J. Stover, and Olin Biddy, in his capacity as the initial Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2010).

3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006, as supplemented by Articles Supplementary of the Company dated February 12, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Commission on May 10, 2007), as amended by the Articles of Amendment dated February 26, 2009 and effective April 29, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2009 filed with the Commission on May 6, 2009).

3.2	Amended and Restated By-laws of the Company, as amended by Amendments No. 1, 2, 3, 4 and 5 to the Amended and Restated By-laws of Integral Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2009).

10.1*	Credit Agreement, dated March 5, 2010, by and among the Company, Bank of America, N.A. and the Other Lender Parties.

31.1*	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2*	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.