Form 10-Q
period 2010-06-25
INTEGRAL SYSTEMS INC /MD/
filed 2010-08-04
CIK 718130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2010

or

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

As of July 28, 2010, the Registrant had issued and outstanding 17,572,300 shares of common stock.

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

These forward-looking statements are based upon a variety of assumptions relating to our business, which may not be realized. Because of the number and range of the assumptions underlying our forward-looking statements, many of which are subject to significant uncertainties and contingencies beyond our reasonable control, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this document. These forward-looking statements are based on current information and expectations, and we assume no obligation to update them. Therefore, our actual experience and the results achieved during the period covered by any particular forward-looking statement should not be regarded as a representation by us or any other person that these estimates will be realized, and actual results may vary materially. Some or all of these expectations may not be realized and any of the forward-looking statements contained herein may not prove to be accurate.

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

•

We are currently resolving a number of primarily accounting-related issues raised in a recent audit conducted by the Defense Contract Audit Agency, or the DCAA. Should we fail to resolve these issues successfully, our ability to obtain cost-plus contracts from the U.S. government could be materially and adversely affected, and the DCAA could require us to refund a portion of the amounts we received with respect to cost-plus contracts.

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

i

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

•

We are subject to risks associated with our strategy of acquiring other companies, including the failure to achieve the anticipated benefits from our recent acquisitions of CVG-Avtec and certain assets of Sophia Wireless, Inc.

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

•

Additional expenses incurred by us in connection with the Securities and Exchange Commission’s investigation of, and civil action against, three former employees, in which we are not a defendant, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

•	The global financial economy may impact our business and financial condition in ways that we currently cannot predict.

ii

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 25, 2010	September 25, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,046	$5,698
Accounts receivable, net of allowance for doubtful accounts of $23 and $1,063, respectively	14,584	27,016
Unbilled revenue	42,560	37,028
Prepaid expenses and other current assets	2,442	1,256
Income tax receivable	2,889	12,361
Deferred contract costs	6,422	2,598
Inventory	15,487	9,994

Total current assets	97,430	95,951

Property and equipment, net	22,372	20,368
Goodwill	71,111	54,113
Intangible assets, net	22,955	6,711
Other assets	3,702	1,181

Total assets	$217,570	$178,324

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$35,000	$5,311
Accounts payable	5,047	5,771
Accrued expenses	19,838	17,941
Deferred tax liabilities	5,381	7,347
Deferred revenue	17,455	12,373

Total current liabilities	82,721	48,743

Deferred rent, non-current	8,630	8,460
Deferred tax liabilities, non-current	5,582	—
Obligations under capital leases	4,431	5,163
Other non-current liabilities	985	955

Total liabilities	102,349	63,321

Stockholders’ equity:
Common stock, $.01 par value, 80,000,000 shares authorized, and 17,520,173 and 17,331,796 shares issued and outstanding June 25, 2010 and September 25, 2009, respectively	175	173
Additional paid-in capital	69,769	66,461
Retained earnings	45,904	48,354
Accumulated other comprehensive (loss) income	(627)	15

Total stockholders’ equity	115,221	115,003

Total liabilities and stockholders’ equity	$217,570	$178,324

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Revenue:
Contract revenue	$35,476	$32,409	$93,641	$99,937
Product revenue	5,043	4,076	17,999	12,498
Software maintenance revenue	3,832	3,298	10,743	8,586

Total revenue	44,351	39,783	122,383	121,021

Cost of revenue:
Contract and software maintenance cost of revenue	28,817	28,080	67,819	73,838
Product cost of revenue	2,297	2,030	7,389	6,065

Total cost of revenue	31,114	30,110	75,208	79,903

Gross profit	13,237	9,673	47,175	41,118

Operating expense:
Selling, general & administrative	14,569	12,000	42,666	36,209
Research & development	3,717	1,495	7,218	3,187

Income (loss) from operations	(5,049)	(3,822)	(2,709)	1,722

Other (expense), net	(347)	(60)	(449)	(125)

Income (loss) before income taxes	(5,396)	(3,882)	(3,158)	1,597
Income tax (benefit)	(1,595)	(2,394)	(708)	(585)

Net income (loss)	$(3,801)	$(1,488)	$(2,450)	$2,182

Comprehensive income (loss):
Cumulative currency translation adjustment	(206)	17	(642)	8

Total comprehensive income (loss)	$(4,007)	$(1,471)	$(3,092)	$2,190

Weighted average number of common shares:
Basic	17,554	17,329	17,477	17,304
Diluted	17,554	17,329	17,477	17,374

Net income (loss) per share:
Basic	$(0.22)	$(0.09)	$(0.14)	$0.13
Diluted	$(0.22)	$(0.09)	$(0.14)	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Nine Months Ended
	June 25, 2010	June 26, 2009
Cash flows from operating activities:
Net income (loss)	$(2,450)	$2,182
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,093	2,893
Loss on disposal of fixed assets	6	—
Bad debt expense (recovery)	(1,041)	796
Stock-based compensation	2,131	2,644
Tax benefit on the exercise of stock options	—	54
Provision for deferred income taxes	—	(719)
Changes in operating assets and liabilities, excluding the net effects of acquisitions:
Accounts receivable	17,259	1,976
Unbilled revenue	(6,004)	(18,543)
Prepaid expenses and other current assets	(853)	(1,277)
Deferred contract costs	(3,629)	5,964
Inventories	(2,977)	(2,260)
Income taxes receivable	9,847	(880)
Accounts payable	(1,756)	(2,578)
Accrued expenses	(786)	(1,283)
Deferred revenue	4,497	(3,024)
Other	296	184

Net cash provided by (used in) operating activities	19,633	(13,871)

Cash flows from investing activities:
Acquisitions of fixed assets	(3,997)	(4,110)
Acquisition of CVG, Incorporated, net of cash received	(32,256)	—
Acquisition of Sophia Wireless, Incorporated	(2,500)	—
Proceeds from sale lease-back of property and equipment	—	12,502
Acquisition of satID	—	(10,944)

Net cash used in investing activities	(38,753)	(2,552)

Cash flows from financing activities:
Restricted cash deposit	(1,001)	—
Proceeds from line of credit borrowing	41,500	17,811
Repayment of line of credit borrowing	(11,811)	(12,000)
Deferred financing fee incurred	(1,521)	—
Payments on capital lease obligations	(702)	(15)
Proceeds from issuance of common stock	460	76

Net cash provided by financing activities	26,925	5,872

Net increase (decrease) in cash and cash equivalents	7,805	(10,551)
Effect of exchange rate changes on cash	(457)	(1)
Cash and cash equivalents - beginning of period	5,698	15,026

Cash and cash equivalents - end of period	$13,046	$4,474

Supplemental disclosures of cash flow information:
Income taxes paid	$1,641	$3,314
Interest expense paid	$440	$89

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

The interim financial statements include the results of Integral Systems, Inc. and our wholly owned subsidiaries, SAT Corporation (“SAT”), Newpoint Technologies, Inc. (“Newpoint”), Real Time Logic, Inc. (“RT Logic”), Lumistar, LLC (“Lumistar”), CVG, Incorporated and Sophia Wireless, Inc. (operating together as “SATCOM Solutions”), Integral Systems Europe S.A.S. (“ISI Europe”), and Integral Systems Europe Limited. All significant intercompany transactions have been eliminated in consolidation.

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

During the first quarter of 2010, we realigned all three of our segments to capture our Newpoint subsidiary in the Space Communications Systems segment, which has been renamed the Products Group segment. The Commercial Systems segment has been renamed the Civil & Commercial segment and now includes the operation that performs work with U.S. government civilian agencies such as National Aeronautics and Space Administration (“NASA”), National Oceanic and Atmospheric Administration (“NOAA”), and The United States Coast Guard. This operation was previously included in the Government Systems segment. The Government Systems segment has been renamed the Military & Intelligence segment.

Certain amounts pertaining to fiscal year 2010 that were previously reported for the six months ended March 26, 2010 have been reclassified to conform to the presentation for the three months ended June 25, 2010, and these reclassifications are reflected in the results for the nine months ended June 25, 2010. These reclassifications consist of the presentation of costs associated with development, enhancement and support of our licensed EPOCH Integrated Product Suite, costs associated with our idle and unoccupied facility space, and overhead expenses. The research and development expenses incurred in the development of new products for our EPOCH Integrated Product Suite are now being classified as selling, general, and administrative expense. Costs associated with our idle and unoccupied facilities in Lanham, Maryland and unoccupied space in our Columbia, Maryland facility are now being classified as selling, general, and administrative expense. A portion of our overhead expenses is now being allocated to selling, general, and administrative expense to be consistent with standard United States government contract accounting practices. All of these costs were previously included in cost of revenue. The total amount of costs reclassified to selling, general, and administrative expense was $3.1 million relating to the six months ended March 26, 2010. In addition to these changes, we also modified the allocation of selling, general, and

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

administrative expense incurred by our corporate support functions to our three segments to align with standard United States government contract accounting practices. These reclassifications did not impact revenue, income from operations, net income, or earnings per share for the six months ended March 26, 2010.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 25, 2010 are not necessarily indicative of the results that may be expected for fiscal year 2010.

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

3.	Acquisition of CVG, Incorporated and Sophia Wireless, Inc.

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

The consideration paid for the CVG-Avtec acquisition was $34.7 million in cash, which consisted of: (a) $28,174,226 to holders of shares of CVG-Avtec common stock; (b) $2,825,774 to holders of options to purchase CVG-Avtec common stock; (c) $2,675,000 to repay CVG-Avtec’s outstanding debt obligations to certain principal stockholders; and (d) $1,000,000 to pay certain financial advisory fees owed by CVG-Avtec as a result of the transaction. We financed this acquisition with available cash and borrowings under our line of credit (see Note 8). Of the consideration payable to CVG-Avtec’s three principal stockholders, an aggregate of $5,000,000 was deposited into an escrow fund and will be held for eighteen months as security for indemnification claims by us under the merger agreement. The merger agreement contains customary representations, warranties and covenants by CVG-Avtec, as well as indemnification by CVG-Avtec’s principal stockholders subject to the limitations contained in the merger agreement.

On April 27, 2010, we acquired certain assets of privately held Sophia Wireless, Inc. (“Sophia Wireless”) for $2.5 million in cash. Sophia Wireless offers component and system configurations that satisfy the requirements of diverse markets such as satellite communications, broadcast and radar and these assets are integrated into Integral Systems’ Products Group as part of Integral Systems SATCOM Solutions.

We accounted for each of these acquisitions as purchase business combinations. With respect to each acquisition, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date. The purchase price allocation for each acquisition was based upon a valuation completed by a third-party valuation specialist using an income approach and estimates and assumptions provided by management. The excess purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The goodwill and intangible assets acquired in the

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

CVG-Avtec acquisition is not deductible for tax purposes. The following tables summarize the final allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands) for each acquisition:

Allocation of the purchase price for CVG-Avtec:

Cash	$2,422
Accounts receivable	3,966
Inventory	2,463
Property and equipment	1,281
Other assets	1,383
Purchased intangible assets	15,778
Goodwill	16,263
Accounts payable and accrued expenses	(3,762)
Deferred revenue	(983)
Deferred tax liability	(3,858)
Other liabilities	(275)

Total purchase price	$34,678

Allocation of the purchase price for Sophia Wireless:

Inventory and other assets	$61
Purchased intangible assets	2,332
Goodwill	735
Accrued expenses and other liabilities	(628)

Total purchase price	$2,500

The goodwill that resulted from these acquisitions is primarily related to anticipated synergies with the products of our RT Logic subsidiary and CVG-Avtec, synergies on future research and development activities, the ability to leverage our customer base to increase future growth, and the anticipated increase in market share in the intelligence customer base.

The amounts allocated to the purchased intangible assets for CVG-Avtec consist of the following:

	Purchase Price Allocation	Asset Life
Amortizable intangible assets:
Customer relationships	$5,460	5-7 years
Technology	7,530	5 years
Trademark/tradename	1,190	5 years
Non-compete	620	3 years
Customer Contracts	268	1 year

Non-amortizable intangible assets:
In-process research and development	710	Indefinite

Total intangible assets	$15,778

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The amounts allocated to the purchased intangible assets for Sophia Wireless consist of the following:

	Purchase Price Allocation	Asset Life
Amortizable intangible assets:
Customer relationships	$694	7 years
Technology	1,450	6 years
Trademark/tradename	188	Indefinite

Total intangible assets	$2,332

4.	Accounts Receivable, Unbilled Revenue, and Deferred Revenue

Accounts receivable are recorded at the amount invoiced and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses from the existing accounts receivable. As of June 25, 2010 and September 25, 2009, we had an allowance for doubtful account balance of $23 thousand and $1.1 million, respectively. During the second quarter ended March 26, 2010, we received a notification from a customer that is in bankruptcy that all unpaid amounts due to us will be paid; therefore we reduced our allowance for doubtful account by $1.1 million.

Unbilled revenue represents amounts recognized as revenue that have not been billed. Unbilled revenue was $43.4 million as of June 25, 2010, of which $42.6 million is expected to be collected in the next 12 months. As of June 25, 2010, unbilled revenue that is not expected to be collected within the next 12 months, in the amount of $0.8 million, is included in other assets in our consolidated balance sheet. Unbilled revenue was $37.7 million as of September 25, 2009, of which $37.0 million was expected to be collected within 12 months. As of September 25, 2009, unbilled revenue that was not expected to be collected within 12 months, in the amount of $0.7 million, was included in other assets in our consolidated balance sheet.

Revenue from our Military & Intelligence segment’s cost-plus contracts is driven by pricing based on costs incurred to perform services under contracts with the U.S. government. Cost-based pricing is determined under the Federal Acquisition Regulation, which provides guidance on the types of costs that are allowable in establishing prices for goods and services and allowability and allocability of costs to contracts under U.S. government contracts. Allocable costs are billed to the U.S. government based upon approved billing rates. We have incurred allocable costs we believe are allowable and reimbursable under our cost-plus contracts that are higher than the approved billing rates. If we receive approval and obtain funding for our actual incurred allocable costs, we will be able to bill these amounts.

As of June 25, 2010, we have recognized $6.7 million in revenue in excess of funding, of which $3.4 million is in excess of contract value on our Military & Intelligence segment’s cost-plus contracts with the United States Air Force. These amounts are considered at-risk revenue. The revenue in excess of funding and revenue in excess of contract value result from recognition of estimated award fees and higher indirect rates than originally planned. Based on discussions with our customers, we believe this amount is fully realizable and that the funding will be forthcoming. We historically have not had any issues obtaining funding.

On our Government Systems cost-plus contracts, we have a revenue rate reserve of $6.6 million that is included in our unbilled balance. This revenue rate reserve relates to costs that we believe are allowable and reimbursable but for which ultimate reimbursement is uncertain. These costs are subject to audit by the Defense Contract Audit Agency (“DCAA”); therefore revenue recognized on our cost-plus contracts is subject to adjustment upon audit by DCAA. On March 31, 2010, the Defense Contract Audit Agency (“DCAA”) issued a notice, based on an audit conducted during the fourth quarter of fiscal year 2009, identifying certain significant weaknesses in our accounting practices and systems. Based on ensuing negotiations with the DCAA, we changed the method of allocating certain expenses, and, the DCAA approved our fiscal year 2010 provisional billing rates. Subsequently, the DCAA indicated that the methodology adopted for the 2010 rates should be applied to the cost incurred rates for fiscal years 2008

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

and 2009 as applied to government contracts. As a result, during the three months ended June 25, 2010, we increased our revenue rate reserve for work performed on U.S. government contracts during fiscal years 2008 and 2009 by $2.7 million, which is in addition to the $3.9 million revenue rate reserve recognized in fiscal year 2009. At this time, management believes it has established an appropriate position with the $6.6 million reserve.

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

Inventories consist primarily of raw materials and work-in-process. The value of the finished goods inventory includes the cost of raw materials and direct labor. Inventories are valued at the lower of cost or market. We determine cost on the basis of the weighted average cost or first-in-first-out method. We did not have a reserve for obsolescence at June 25, 2010, or September 25, 2009. Inventory consists of the following:

	June 25, 2010	September 25, 2009
	(in thousands of dollars)
Finished Goods	$281	$268
Work-in-process	4,602	2,076
Raw Materials	10,604	7,650

Total	$15,487	$9,994

Included in the balance above is $2.5 million of inventory acquired from the acquisition of CVG-Avtec and Sophia Wireless.

6.	Goodwill

Based on our annual impairment test as of June 26, 2009, we had one reporting unit, Lumistar, for which the goodwill has been determined to be at risk (i.e., there is a reasonable possibility that the reporting unit might fail a future step one impairment test under Accounting Standards Codification (“ASC”) 350). The estimated fair value of equity of the Lumistar reporting unit as of June 26, 2009 was 3.3% higher than its carrying value. Accordingly, a step two impairment test was not performed to determine the fair value of the reporting unit and the amount of the goodwill impairment, if any. The amount of goodwill allocated to this reporting unit was $10.3 million.

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

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We acknowledge the uncertainty surrounding the key assumptions that drive the estimated fair value of the Lumistar reporting unit. Any material negative change in the fundamental outlook for the Lumistar reporting unit, its industry or the capital market environment could cause the reporting unit to fail step one. Accordingly, we will be monitoring events and circumstances each quarter (prior to the annual testing date) to determine whether an additional goodwill impairment test should be performed. If the Lumistar reporting unit were to fail the step one test, the goodwill impairment will exceed the difference between the fair value of the reporting unit and its carrying value because the reporting unit does not carry any intangible asset balances that must be considered in step two when computing the fair value of goodwill. We reviewed the internal and external factors affecting the assumptions that drive the fair value of the Lumistar reporting unit as of June 25, 2010. Based on this review, we concluded that no further impairment testing was necessary.

7.	Net Income (Loss) per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period plus the shares issued on June 25, 2010 under our Employee Stock Purchase Plan. Diluted net income per share is calculated by dividing net income by the diluted weighted-average common shares, which reflects the potential dilution of stock options. The reconciliation of amounts used in the computation of basic and diluted net income per share consists of the following:

	Three Months Ended		Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(3,801)	$(1,488)	$(2,450)	$2,182

Denominator:
Shares used for basic earnings per share - weighted-average shares	17,554	17,329	17,477	17,304

Effect of dilutive securities:
Employee stock options	—	—	—	70

Shares used for diluted earnings per share-adjusted weighted-average shares and assumed conversions	17,554	17,329	17,477	17,374

Net income (loss) per share:
Basic earnings (loss) per share	$(0.22)	$(0.09)	$(0.14)	$0.13
Diluted earnings (loss) per share	$(0.22)	$(0.09)	$(0.14)	$0.13

Outstanding options to purchase shares of our common stock in the amounts of 1.8 million shares as of June 25, 2010, and 2.4 million shares as of June 26, 2009 were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Credit Facilities

Credit Agreement

On March 5, 2010, we entered into a Credit Agreement (the “Credit Agreement”), among us, certain of our subsidiaries, the lenders from time to time party thereto, and Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and L/C Issuer. The Credit Agreement provides for a $55 million senior secured revolving credit facility (the “Facility”), including a sub-facility of $10 million for the issuance of letters of credit. The proceeds of the Facility were used to (i) finance in part the acquisition of CVG-Avtec, and all related transactions, (ii) pay fees and expenses incurred in connection with such acquisition and all related transactions, (iii) repay amounts outstanding in respect of our previous credit facility with Bank of America, which was terminated concurrently with entry into the Credit Agreement, and (iv) provide ongoing working capital and for other general corporate purposes. The Facility expires on March 5, 2013.

The Facility is secured by a lien on substantially all of our assets and those of our domestic subsidiaries, including CVG-Avtec and its subsidiaries, and all of such subsidiaries are guarantors of the obligations of the Company under the Credit Agreement. Any borrowings under the Facility will accrue interest at the London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 3% to 4% depending on our consolidated ratio (the “Leverage Ratio”) of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Credit Agreement requires us to comply with specified financial covenants, including the maintenance of a maximum Leverage Ratio of 2.5 to 1.0, a minimum ratio of current liquidity to funded debt of 1.25 to 1.0, and a minimum fixed charge coverage ratio of 1.5 to 1.0. As of June 25, 2010, we were in default of the financial covenants under the loan agreement. On August 3, 2010, a waiver under the Credit Agreement was entered into pursuant to which the requirement to comply with the Leverage Ratio covenant for the quarter ended March 26, 2010 was permanently waived, along with the requirements to comply with all of the financial ratios for the quarter ended June 25, 2010 and for any future date prior to September 8, 2010. We expect that an event of default will exist under the Credit Agreement beginning on September 8, 2010 as a result of a breach of the financial covenants if amendments to the applicable financial covenant levels are not agreed to prior to such date. We are currently in discussions with the Credit Agreement lenders regarding obtaining such amendments; however, there can be no assurance that such amendments will be agreed to prior to September 8, 2010.

We are required to pay a quarterly fee on the committed unused amount of the facility, at a rate of 0.50% of the unused commitment amount per annum. As of June 25, 2010, we had $35 million outstanding in borrowings under the line of credit, and $3.6 million in face amount of letters of credit outstanding under the sub-facility for the issuance of letters of credit.

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

Capital Equipment Lease Facility

We have a master lease agreement and had a progress payment agreement for a capital equipment lease facility (the “facility”) with Banc of America Leasing & Capital, LLC (“BALC”). Under this facility, we could borrow up to $7.0 million for the purchase of new furniture, fixtures and equipment (“new assets”). Initially, under the progress payment agreement, BALC would advance funding for new assets. The utilization expiration date for advance funding on new assets under this progress payment agreement was

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2009. No principal payments were due on such borrowings, and interest accrued at one-month LIBOR, plus 1.5%, payable monthly in arrears. We had capital lease obligations of $5.4 million and $6.1 million, respectively, as of June 25, 2010 and September 25, 2009, and no advance payments outstanding from BALC under the progress payment agreement. The lease term is 72 months from the lease commencement date, with monthly rent payments (representing the payment of principal and interest on the borrowed amount) calculated based on a lease rate factor as defined under the facility. The lease rate factor is based on the three-year swap index as quoted in the Bloomberg Daily Summaries as of the lease commencement dates, which were June 30, 2009 and September 1, 2009.

9.	Commitments and Contingencies

Operating Lease

On June 6, 2008, we entered into a material lease agreement for leased property located at 6721 Columbia Gateway Drive in Columbia, Maryland, which is now our new corporate headquarters. We relocated our corporate headquarters from its previous location at 5000 Philadelphia Way, Lanham, Maryland, in May 2009. The lease term is for 11 years; the facility is approximately 131,450 square feet and has an initial $28 per square foot annual lease cost, with annual escalations of approximately 2.75% to 3.00%. We received a $7.4 million allowance for costs to build out this facility to our specifications and a $1.9 million incentive, which approximates the rent obligation for our Lanham, Maryland facility for twenty-two months. These lease incentives will be amortized as a reduction of rental expense over the lease term. As a result of moving to our new headquarters in May 2009, we have vacated part of our leased space in Lanham, Maryland. We have recorded an estimated loss for the period of vacancy. In determining our liability related to excess facility costs, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants and may result in revisions to the liability from time to time. We estimate that we will be able to sublease the facilities in Lanham, Maryland by June 2012. Our estimated lease loss reserve is as follows (in thousands):

Balance as of September 25, 2009	$1,104
Lease payments, net of accretion expense	(549)
Adjustment of estimate	922

Balance as of June 25, 2010	1,477

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

The sale of the land and building qualifies as a ‘sale’ as that term is defined in ASC 360-2 - Property, Plant, & Equipment - Real Estate Sales. Additionally, the subsequent leaseback of the Rental Property qualifies as normal leaseback. Therefore, we deferred the gain on the sale, of approximately $700,000, and we are amortizing the gain as a reduction in expense in proportion to the monthly rentals over the term of the lease. The Sale Agreement contains options that allow RT Logic and COPT to negotiate, at the request of RT Logic, a build-to-suit lease pursuant to which COPT would build a second building on the land purchased in this sale. This option, which expires at the fourth anniversary of the consummation of the sale, requires RT Logic to pay COPT option payments in the amount of $0.1 million per year.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Litigation, Claims, and Assessments

We are subject to various legal proceedings and threatened legal proceedings from time to time. We currently are not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on our business, results of operations, financial condition, or cash flows.

On December 15, 2008, a purported securities class action complaint was filed in Maryland federal court against the Company and certain of its current and former officers following the Company’s announcement on December 10, 2008, that it would restate its financial results for the first three quarters of fiscal year 2008. On February 17, 2009, five individual shareholders referring to themselves as the “Ulrich Group” filed an uncontested motion for appointment as lead plaintiffs and for approval of lead counsel. On July 21, 2009, the court dismissed the case for failure to effect service, apparently as a result of the fact that plaintiffs had not filed proofs of service as of that date. On August 3, 2009, plaintiffs filed a motion for relief from judgment requesting that the court vacate the order of dismissal, grant the uncontested motion for appointment of lead plaintiff and lead counsel, and enter a joint stipulation and proposed scheduling order. Defendants consented to the relief requested in the motion, which the court granted on August 24, 2009. Pursuant to the scheduling order, lead plaintiffs filed an amended complaint on September 21, 2009. The amended complaint sought certification of a class composed of all persons who purchased the Company’s common stock between February 4, 2008 and December 10, 2008, inclusive (the “Class Period”). The amended complaint asserted claims under sections 10(b) and 20(a) of the Securities Exchange Act, based on allegations that certain statements made by the Company during the Class Period were false and/or misleading because those statements failed to disclose that (1) the Company prematurely and improperly recognized several categories of revenue; (2) as a result, the Company misstated its financial results during the Class Period; (3) the Company’s financial statements were not prepared in accordance with the Company’s publicly-disclosed accounting policies and/or generally accepted accounting principles; (4) the Company lacked adequate internal and financial controls; and (5) as a result, the Company’s financial statements were materially false and misleading. The amended complaint also included a purported insider trading claim against one individual defendant. No specific damage amount was alleged in the amended complaint. On October 26, 2009, the Company and the individual defendants filed a motion to dismiss the amended complaint. A hearing on this motion was held on January 19, 2010. At the conclusion of the hearing, the court granted the motion and stated that judgment would be entered dismissing the amended complaint for failure to state a claim. The court’s formal order of dismissal was filed on February 25, 2010. Plaintiffs initially filed a notice of appeal on March 26, 2010, but withdrew that notice of appeal on March 29, 2010. The time for filing any appeal from the judgment in this action has now expired and the litigation is thus concluded.

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

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

(UNAUDITED)

10.	Stock Option Plan and Stock-Based Compensation

We have a 2008 Stock Incentive Plan that provides incentives for our employees, consultants, and directors to promote our financial success. The Compensation Committee of the Board of Directors has sole authority to select full-time employees, directors, or consultants to receive awards of options, stock appreciation rights, restricted stock, and restricted stock units under this plan. The maximum number of shares of common stock that may be issued pursuant to the 2008 Stock Incentive Plan is 3,199,894 (composed of (i) 1,800,000 shares available for grant under the 2008 Stock Incentive Plan, plus (ii) 180,800 shares that were authorized for issuance under the 2002 Stock Option Plan and were not subject to outstanding awards as of December 5, 2007, plus (iii) 1,219,094 shares that were subject to outstanding awards under the 2002 Stock Option Plan on December 5, 2007 (which shares are eligible for award under the 2008 Stock Incentive Plan to the extent that they cease to be subject to such awards for any reason on or after December 5, 2007). As of June 25, 2010, we had reserved for issuance an aggregate of 2,598,960 shares of common stock under the 2008 Stock Incentive Plan. As of June 25, 2010, we had 380,280 options outstanding under our 2002 Stock Option Plan and 1,435,000 options outstanding under our 2008 Stock Incentive Plan.

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

There were 107,333 forfeited options during the nine months ended June 25, 2010. The weighted average exercise price of the forfeited options was $10.46 per share and the average grant date fair value was $4.42 per share. The shares underlying the forfeited options became eligible for grant under the 2008 Stock Incentive Plan.

There were 173,333 options granted during the nine months ended June 25, 2010. The weighted-average grant date fair value of options that were granted during the nine months ended June 25, 2010 was $4.27 per share. The fair value of the options granted was estimated on the date of the grant using the Black-Scholes options pricing model. The following table shows the assumptions used for the option grants that occurred during the nine months ended June 25, 2010.

Nine Months Ended June 25, 2010
Expected volatility	48.0 - 63.3%
Risk free interest rate	2.59%
Forfeiture rate	0 - 6.42%
Dividend yield	0.0%
Expected lives	3.4 - 9 years

The expected volatility is established based on the historical volatility of our common stock. The risk-free interest rate is determined based on the U.S. Treasury yield curve that is commensurate with the expected life of the options granted. The dividend yield is 0% based upon the decision by the Board of Directors to cease the payment of dividends for the foreseeable future. The forfeiture rate is based upon our historical experience of options granted that did not become vested, adjusted for non-recurring, involuntary terminations. During the first three quarters of fiscal year 2010 and fiscal years 2009 and 2008, we issued stock options with a 10 year term. Prior to this, our stock options had a five or six year term. Therefore, the expected lives for the stock options issued with a 10 year term are based on the “simplified” method whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

There were 49,665 restricted shares granted during the nine months ended June 25, 2010 at a grant date fair value of $8.89 per share.

We recognized $0.8 million and $1.0 million of stock-based compensation expense in the Consolidated Statements of Operations for the three month periods ended June 25, 2010 and June 26, 2009, respectively. We recognized $2.1 million and $2.6 million of stock-based compensation expense in the Consolidated Statements of Operations for the nine month periods ended June 25, 2010 and June 26, 2009, respectively.

As of June 25, 2010, there was $3.6 million of unrecognized compensation expense related to remaining non-vested stock options, which will be recognized over a weighted average period of 1.02 years, and $0.4 million of unrecognized compensation expense related to remaining non-vested restricted stock grants that will be recognized over a weighted average period of 1.69 years. The total fair value of options which vested during the nine month period ending June 25, 2010 was $0.91 million.

11.	Stockholders’ Equity Transactions

Effective October 15, 2008, we established the Integral Systems, Inc. Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits pre-tax contributions by eligible employees. The maximum percentage of an employee’s contribution cannot exceed 10% of his or her compensation. The purchase price per share at which shares are purchased under the Employee Stock Purchase Plan is 85% of the fair-market value of our common stock. A maximum of 1,800,000 shares of our common stock may be purchased under the Employee Stock Purchase Plan. During the three months ended June 25, 2010, we issued 24,906 shares under this plan and during the nine months ended June 25, 2010, we issued 87,712 shares under this plan.

12.	Business Segment and Geographical Information

During the first quarter fiscal year 2010, we realigned all three of our segments to capture our Newpoint subsidiary in the Space Communications Systems segment, which has been renamed the Products Group segment. The Commercial Systems segment has been renamed the Civil & Commercial segment and now includes the operation that performs work for U.S. government civilian agencies such as NASA, NOAA, and The United States Coast Guard. This operation was previously included in the Government Systems segment. The Government Systems segment has been renamed the Military & Intelligence segment. Results from the Newpoint subsidiary and the operation that performs work for U.S. government civilian agencies for the three months ended December 26, 2008 have been reclassified to conform to the presentation of the three months ended December 25, 2009. In the third quarter of fiscal year 2010, we changed the presentation of costs associated with the development, enhancement and support of our licensed EPOCH Integrated Product Suite, costs associated with our idle and unoccupied facility space, and overhead expenses that were previously reported for the six months ended March 26, 2010. See Note 2, Basis of Presentation. In addition to these changes, we also modified the allocation of selling, general, and administrative expense incurred by our corporate support functions to our three segments to align with standard United States government contract accounting practices. Results for the nine months ended June 25, 2010 have been reclassified to conform to the presentation for the three months ended June 25, 2010. The change in the allocated corporate selling, general, and administrative expense increased the income from operations of the Military & Intelligence Group by $0.7 million, increased income from operations of the Civil & Commercial Group by $0.2 million and decreased income from operations of the Products Group by $0.9 million relating to corporate selling, general and administrative expense incurred during the six months ended March 26, 2010. These reclassifications do not modify the previously reported consolidated revenue, net income or earnings per share. We evaluate the performance of our three operating segments based on operating income. The following is a brief description of each of the segments:

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

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Civil & Commercial Group (formerly Commercial Systems): This segment provides ground systems products and services to civilian agencies of the U.S. government such as NASA, NOAA, and The United States Coast Guard, commercial enterprises, and international governments and organizations. It consists of our core command and control business (our Command and Control division) for commercial applications and two of our wholly owned subsidiaries as follows:

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

Products Group (formerly Space Communications Systems): This segment includes our wholly-owned subsidiaries RT Logic, Lumistar, SAT, and Newpoint, our Integral Systems SATCOM Solutions division and our satID product line. RT Logic designs and builds satellite communications equipment and systems, principally for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories, and range operations. Lumistar provides system level and board level telemetry products. SAT offers a range of software products and turnkey systems for monitoring and detecting interference, signals, and terrestrial communications. Newpoint offers an integrated suite of products primarily for commercial users, including communications satellite operators, communications satellite users, and general-purpose telecommunications companies. Integral Systems SATCOM Solutions (which consists of the operations of CVG-Avtec and Sophia Wireless, which were acquired on March 5, 2010 and April 27, 2010, respectively) provides secure, satellite-based communication solutions to government and commercial markets and offers integrated ground systems infrastructure solutions for satellite communications, payload data processing, simulation and testing for military, intelligence, government, and commercial programs worldwide. satID is a product used to geolocate the source of satellite interference, jamming, and unauthorized use to ensure quality of satellite service.

Summarized financial information by business segment is as follows:

	Three Months Ended		Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
	(in thousands of dollars)
Revenue:
Military & Intelligence Group	$14,200	$21,964	$45,016	$62,649
Civil & Commercial Group	6,522	6,657	18,585	17,852
Products Group	25,764	14,458	63,495	47,896
Elimination of intersegment sales	(2,135)	(3,296)	(4,713)	(7,376)

Total revenue	44,351	39,783	122,383	121,021

Income (loss) from operations:
Military & Intelligence Group	(2,177)	(2,269)	(454)	578
Civil & Commercial Group	(372)	(484)	909	352
Products Group	(2,500)	(1,069)	(3,164)	792

Total income (loss) from operations	(5,049)	(3,822)	(2,709)	1,722

Other (expense), net	(347)	(60)	(449)	(125)

Income (loss) before income taxes	(5,396)	(3,882)	(3,158)	1,597
	(1,595)	(2,394)	(708)	(585)

Net income (loss)	$(3,801)	$(1,488)	$(2,450)	$2,182

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Asset information for our segments at June 25, 2010 and September 25, 2009 is as follows:

	June 25, 2010	September 25, 2009
	(in thousands of dollars)
Total Assets:
Military & Intelligence	$33,145	$42,865
Civil & Commercial	10,303	8,241
Products Group	138,839	89,587
Corporate Support Assets	35,283	37,631

Total Assets	$217,570	$178,324

13.	Income Taxes

Our provision for income taxes is determined in accordance with the interim reporting requirements of ASC 740-10-25 – Income Taxes – Overall –Recognition, ASC 270 – Interim Reporting, and Financial Accounting Standards Board (“FASB”) Interpretation No. 18 “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28.” Non-recurring and discrete items that impact tax expense are recorded in the period incurred.

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

During the third quarter of fiscal year 2009, we settled our U.S. income tax audit for the years ended September 30, 2004 through 2006 with respect to our amended income tax returns claiming tax credits for research and development expenditures. As a result of such settlement, we received a refund of $2.3 million (including interest) and reduced our income tax liability for uncertain tax provisions by $0.8 million (including interest). In connection with the acquisition of CVG-Avtec, we acquired uncertain tax positions of $0.2 million. As of June 25, 2010 and September 25, 2009, we recorded an income tax liability related to uncertain tax positions of $0.6 million (including interest) and $0.3 million (including interest), respectively. If recognized, $0.5 million of unrecognized tax benefits would impact the effective tax rate.

Over the next 12 months, we anticipate that $0.1 million of the liability for unrecognized tax benefits will be reversed. We recognize interest income, interest expense, and penalties relating to tax exposures as a component of income tax expense. The amount of interest expense and penalties related to the above unrecognized tax benefits was less than $0.1 million, net of the federal tax benefit, for the nine months ended June 25, 2010.

Included in the income tax benefit for the nine months ended June 25, 2010 are tax benefits of less than $0.1 million related to the change in tax law for net operating loss carrybacks.

14.	Recent Accounting Pronouncements

In October 2009, the FASB issued EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables,” (Accounting Standards Update (“ASU”) 2009-13), which amends ASC 605 - Revenue Recognition. This requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In October 2009, the FASB ratified EITF Issue No. 09-3, “Applicability of AICPA Statement of Position 97-2 to Certain Arrangements that Include Software Elements” (ASU 2009-14), which amends ASC 985-605, Software — Revenue Recognition, such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

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

We measure financial performance for each operating segment based on income from operations, which consists of revenue less cost of revenue, selling, general and administrative, research and development, and intangible asset amortization expenses.

During the first quarter of 2010, we realigned all three of our segments to capture our Newpoint subsidiary in the Space Communications Systems segment, which has been renamed the Products Group segment. The Commercial Systems segment has been renamed the Civil & Commercial segment and now includes the operation that performs work with U.S. government civilian agencies. This operation was previously included in the Government Systems segment. The Government Systems segment has been renamed the Military & Intelligence segment.

Certain amounts pertaining to fiscal year 2010 that were previously reported for the six months ended March 26, 2010 have been reclassified to conform to the presentation for the three months ended June 25, 2010, and these reclassifications are reflected in the results for the nine months ended June 25, 2010. These reclassifications consist of the presentation of costs associated with development, enhancement and support of our licensed EPOCH Integrated Product Suite, costs associated with our idle and unoccupied facility space, and overhead expenses. The research and development expenses incurred in the development of new products for our EPOCH Integrated Product Suite are now being classified as selling, general, and administrative expense. Costs associated with our idle and unoccupied facilities in Lanham, Maryland and unoccupied space in our Columbia, Maryland facility are now being classified as selling, general, and administrative expense. A portion of our overhead expenses is now being allocated to selling, general, and administrative expense to be consistent with standard United States government contract accounting practices. All of these costs were previously included in cost of revenue. The total amount of costs reclassified to selling, general, and administrative expense was $3.1 million relating to the six months ended March 26, 2010. In addition to these changes, we also modified the allocation of selling, general, and administrative expense incurred by our corporate support functions to our three segments to align with standard United States government contract accounting practices. These reclassifications did not impact revenue, income from operations, net income, or earnings per share for the six months ended March 26, 2010.

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

Outlook

This outlook section contains forward-looking statements, all of which are based on current expectations. There is no assurance that our projections will in fact be achieved and these projections do not reflect any acquisitions or divestitures that may occur in the future. Reference should be made to the various important risk factors listed under the heading “Risk Factors” in Item 1A and under the heading “Forward-Looking Statements” of this document.

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

Fiscal year 2010 results are anticipated to be slightly improved over fiscal year 2009. We estimate annual revenue will increase to approximately $170 million to 174 million, and diluted earnings per share will be a loss of between $0.02 and $0.05. We have seen improved sales of our products, which has resulted in revenue growth year over year, and a 38.5% gross margin during the nine months ended June 25, 2010, which is an improvement over fiscal year 2009.

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

Impairment of Goodwill

We have recorded goodwill in connection with our mergers and acquisitions of $71.1 million as of June 25, 2010. Goodwill represents the excess of the purchase price over the fair value of current financial assets, property and equipment, and separately reportable intangible assets. The tangible assets, intangible assets, and goodwill acquired are then assigned to reporting units pursuant to ASC 805 - Business Combinations. Goodwill is then tested for impairment at least annually for each reporting unit. The goodwill impairment test is performed in accordance with ASC 350 - Intangibles—Goodwill and Other. Step one of the goodwill impairment test involves comparing the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, no further testing is required. If the carrying value exceeds the fair value, a step two test must be performed. Step two includes estimating the fair value of all tangible and intangible assets (including intangible assets that may not be reflected on our books). The fair value of goodwill is then estimated by subtracting the fair value of tangible and intangible assets from the fair value of total assets determined in step one. The goodwill impairment is the excess of the recorded goodwill over the estimated fair value of goodwill.

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

Based on our annual impairment test as of June 26, 2009, we had one reporting unit, Lumistar, for which the goodwill has been determined to be at risk (i.e., there is a reasonable possibility that the reporting unit might fail a future step one impairment test under ASC 350). The estimated fair value of equity of the Lumistar reporting unit as of June 26, 2009 was 3.3% higher than its carrying value. Accordingly, a step two impairment test was not performed to determine the amount of the fair value of the reporting unit and the goodwill impairment, if any. The amount of goodwill allocated to this reporting unit was $10.3 million.

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

We acknowledge the uncertainty surrounding the key assumptions that drive the estimated fair value of the Lumistar reporting unit. Any material negative change in the fundamental outlook for the Lumistar reporting unit, its industry or the capital market environment could cause the reporting unit to fail the step one test. Accordingly, we will be monitoring events and circumstances each quarter (prior to the annual testing date) to determine whether an additional goodwill impairment test should be performed. If the Lumistar reporting unit were to fail the step one test, the goodwill impairment would exceed the difference between the fair value of the reporting unit and its carrying value because the reporting unit does not carry any intangible asset balances that must be considered in step two when computing the fair value of goodwill. We reviewed the internal and external factors affecting the assumptions that drive the fair value of the Lumistar reporting unit as of June 25, 2010. Based on this review, we concluded that no further impairment testing was necessary.

Results of Operations – Three Months Ended June 25, 2010 Compared to Three Months Ended June 26, 2009

	Three Months Ended
	June 25, 2010	June 26, 2009	Favorable (unfavorable)
	(in thousands of dollars)
		(Unaudited)
Revenue
Military & Intelligence
Contract revenue	$13,815	$21,742	$(7,927)
Software maintenance revenue	385	222	163

Total Military & Intelligence	14,200	21,964	(7,764)
Civil & Commercial
Contract revenue	5,298	5,502	(204)
Software maintenance revenue	1,224	1,155	69

Total Civil & Commercial	6,522	6,657	(135)
Products Group
Contract revenue	17,154	8,498	8,656
Software maintenance revenue	2,430	1,745	685
Product revenue	6,180	4,215	1,965

Total Products Group	25,764	14,458	11,306

Elimination of intersegment sales	(2,135)	(3,296)	1,161

Total Revenue	44,351	39,783	4,568

Cost of Revenue:
Military & Intelligence
Contract and software maintenance cost of revenue	11,979	19,355	7,376
Civil & Commercial
Contract and software maintenance cost of revenue	4,901	5,566	665
Products Group
Contract and software maintenance cost of revenue	12,935	6,316	(6,619)
Product cost of revenue	3,434	2,169	(1,265)

Total Products Group	16,369	8,485	(7,884)

Elimination of intersegment sales	(2,135)	(3,296)	(1,161)

Total Cost of Revenue	31,114	30,110	(1,004)

Gross Profit:
Military & Intelligence	2,221	2,609	(388)
Civil & Commercial	1,621	1,091	530
Products Group	9,395	5,973	3,422

Total Gross Profit	13,237	9,673	3,564

Operating Expense:
Military & Intelligence	4,398	4,878	480
Civil & Commercial	1,993	1,575	(418)
Products Group	11,895	7,042	(4,853)

Total Operating Expense	18,286	13,495	(4,791)

Income (Loss) from Operations:
Military & Intelligence	(2,177)	(2,269)	92
Civil & Commercial	(372)	(484)	112
Products Group	(2,500)	(1,069)	(1,431)

Total (Loss) from Operations	(5,049)	(3,822)	(1,227)

Other (Expense), net	(347)	(60)	(287)
Loss before Income Taxes	(5,396)	(3,882)	(1,514)
Income Tax (Benefit)	(1,595)	(2,394)	(799)

Net (Loss)	$(3,801)	$(1,488)	$(2,313)

Revenue

Consolidated revenue was $44.4 million in the third quarter of fiscal year 2010, an increase of $4.6 million, or 11.5%, compared to $39.8 million in the third quarter of fiscal year 2009. The increase in revenue for the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009 was related to the following:

Military & Intelligence Group revenue was $14.2 million in the third quarter of fiscal year 2010, a decrease of $7.8 million, or 35.3%, compared to $22.0 million in the third quarter of fiscal year 2009. Costs incurred on our cost-plus government contracts are subject to audit by the Defense Contract Audit Agency (“DCAA”); therefore revenue recognized on our cost-plus contracts is subject to adjustment upon audit by DCAA. During fiscal year 2010, we changed the method of allocating certain expenses based on negotiations with DCAA. Based on this change in methodology, we received provisional billing rates for fiscal year 2010. Subsequently, the DCAA indicated that the methodology adopted for the 2010 rates should be applied to the cost incurred rates for fiscal years 2008 and 2009 as applied to government contracts. As a result, during the third quarter of fiscal year 2010, we recognized a $2.7 million revenue rate reserve for work performed on U.S. government contracts during fiscal years 2008 and 2009 (which is in addition to a rate reserve amount of $3.9 million recognized during fiscal year 2009).

In the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009: (1) contract revenue decreased $4.3 million due to a decrease in level of effort and the timing of the finalization of current and future year work scope on an existing contract with the United States Air Force; (2) contract revenue relating to a subcontract with the United States Air Force for which the work scope was completed in fiscal year 2009 decreased $0.4 million; (3) contract revenue decreased $0.4 million relating to decreases in work scope on two contracts; and (4) contract revenue relating to an existing contract with the United States Air Force decreased $0.1 million due to the completion of certain work scope, offset by new work scope. Offsetting these decreases was an increase of $0.2 million relating to an increase in work scope on one contract.

Civil & Commercial revenue was $6.5 million in the third quarter of fiscal year 2010, a decrease of $0.2 million, or 2.0%, compared to $6.7 million in the third quarter of fiscal year 2009. In the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009, contract revenue decreased $3.3 million from a decrease in level of effort or completion of work scope from our Command and Control, Civil, and Integral Systems Europe S.A.S divisions. Contract revenue increased $3.0 million from five contracts due to an increase in the level of effort or new contract awards in our Command and Control, Civil, and Integral Systems Europe S.A.S divisions.

Products Group revenue was $25.8 million in the third quarter of fiscal year 2010, an increase of $11.3 million, or 78.2%, compared to $14.5 million in the third quarter of fiscal year 2009. In the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009: (1) contract revenue includes $3.3 million from the SATCOM division, which consists of businesses acquired during the second quarter of 2010; (2) contract revenue increased $3.3 million from the SAT division due to six new contracts; (3) contract revenue increased $1.5 million from the RT Logic division due to seven new contracts; (4) contract revenue increased $0.5 million from the Newpoint division due to three new contracts; and (5) contract revenue increased $0.2 million from the satID division, which was acquired during the third quarter of fiscal year 2009. In the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009, product revenue increased due to: (1) $1.1 million in product revenue from the SATCOM division, which consists of businesses acquired during the second quarter of 2010; (2) an increase of $0.6 million in product revenue from the satID division, which was acquired during the third quarter of fiscal year 2009; and (3) an increase of $0.5 million in product revenue from the Lumistar division due to the shipment of a new product. These increases in product revenue were offset by a $0.3 million decline in product revenue from the SAT division. Revenue from software maintenance agreements increased $0.7 million, primarily as a result of increases in revenue from the satID, SATCOM, and RT Logic divisions.

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

Gross profit was $13.2 million in the third quarter of fiscal year 2010; an increase of $3.5 million, or 36.9%, compared to $9.7 million in the third quarter of fiscal year 2009. Certain amounts relating to cost of revenues pertaining to fiscal year 2010 have been reclassified to selling, general, and administrative expense to be consistent with standard United States government contract accounting practices. This reclassification only pertains to the results for fiscal year 2010. If this reclassification had been applied to our results for fiscal year 2009, gross profit for the quarter ended June 26, 2009 would have been higher, and the period-to-period difference would have been lower. The increase in gross profit in the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009 was attributable to an increase in gross profit in our Products and Civil & Commercial segments, offset by the Military & Intelligence segment.

Military & Intelligence Group gross profit was $2.2 million in the third quarter of fiscal year 2010, a decrease of $0.4 million, or 14.9%, compared to $2.6 million in the third quarter of fiscal year 2009. In the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009, gross profit from contract revenue decreased by $2.7 million relating to a revenue rate reserve that was recognized, as discussed above. Offsetting this decrease was: (1) an increase in gross profit from contract revenue of $0.9 million under the existing United States Air Force contract noted above due to higher margin work scope performed during the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009, offset by a decrease in level of effort and estimated cost reimbursable rates, and the timing of the finalization of current and future year work scope on an existing contract with the United States Air Force; (2) an increase in gross profit from contract revenue of $0.4 million due to a loss recognized in the third quarter of fiscal year 2009 on a subcontract with the United States Air Force; (3) an increase in gross profit from contract revenue of $0.4 million on an existing contract with the United States Air Force due to lower overhead expenses associated with the reclassification to selling, general, and administrative expense; and (4) an increase in gross profit of $0.3 million relating to two contracts.

Civil & Commercial Group gross profit was $1.6 million in the third quarter of fiscal year 2010, an increase of $0.5 million, or 48.6%, compared to $1.1 million in the third quarter of fiscal year 2009. In the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009: (1) gross profit from contract revenue increased $1.1 million due to a bad debt reserve established during the third quarter of fiscal year 2009 relating to a customer that filed for bankruptcy; and (2) gross profit from contract revenue increased $1.0 million from five contracts due to an increase in the level of effort or new contract awards in our Command and Control, Civil, and Integral Systems Europe S.A.S divisions. Offsetting these increases was a decrease in contract services gross profit of $1.4 million due to a decrease in level of effort or completion of work scope in our Command and Control, Civil, and Integral Systems Europe S.A.S divisions.

Products Group gross profit was $9.4 million in the third quarter of fiscal year 2010, an increase of $3.4 million, or 57.3%, compared to $6.0 million in the third quarter of fiscal year 2009. In the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009: (1) gross profit from contract revenue increased $1.6 million from the SAT division due to an increase in revenue from six new contracts; (2) gross profit from contract revenue increased $1.2 million from the RT Logic division due to an increase in revenue from seven new contracts; (3) gross profit from contract revenue increased $0.4 million from the Newpoint division due to three new contracts; and (4) gross profit from contract revenue increased $0.1 million from the satID division. Contract services gross profit from the SATCOM division was a negative $1.6 million primarily due to low margin revenue and fixed costs that exceeded revenue. In the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009, gross profit from software maintenance agreements increased $0.7 million, primarily as a result of increased gross profit from the satID, SATCOM, and RT Logic divisions. Gross profit from product shipments during the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009 increased by: (1) $0.5 million from the SATCOM division, which was acquired during the second quarter of 2010; (2) $0.3 million from the Lumistar division due to the shipment of a new product; and (3) $0.1 from the satID division, which was acquired during the third quarter of fiscal year 2009. The increase in gross profit from product shipments was offset by a decrease of $0.3 million in gross profit from product shipments from the RT Logic division due to lower margin products shipped during the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009.

Operating Expense

Operating expenses were $18.3 million in the third quarter of fiscal year 2010, an increase of $4.8 million, or 35.5%, compared to $13.5 million in the third quarter of fiscal year 2009. During the third quarter of fiscal year 2009, our corporate headquarters moved to Columbia, Maryland. Our leased space in Lanham, Maryland, the previous location of our corporate headquarters, has not been sublet. We anticipate that we will be able to sublease our Lanham, Maryland facilities by June 2012. During the third quarter of fiscal year 2010, we incurred (1) $1.6 million in operating expenses incurred by the SATCOM division, (2) $0.8 million relating the satID product line, primarily relating to research and development activities, (3) $0.7 million relating to the launch of our new IS3 line of business, (4) $0.2 million in legal fees relating to the Sophia Wireless acquisition, and (5) integration expense of $0.4 million related to integration of CVG-Avtec and Sophia Wireless. In the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009: (1) facility expense increased by $0.6 million due to expenses related to the Columbia, Maryland facility; (2) information technology expense increased $0.3 million as a result of the establishment of a new infrastructure in conjunction with our move to Columbia, Maryland; (3) salary and related expense increased $0.3 million due to severance expense and higher headcount; and (4) legal expense increased $0.2 million. Legal expenses in the third quarter of fiscal year 2010 included expenses related to the civil action brought by the Securities and Exchange Commission against several former officers in the amount of $0.5 million. Offsetting these increases was a decrease in professional services fees by $0.9 million relating to lower accounting fees and professional services fees associated with infrastructure development projects and compliance related activities incurred in the third quarter of fiscal year 2009. Professional fees in the third quarter of fiscal year 2010 included consultant expenses associated with the resolution of previously disclosed Sarbanes-Oxley material weaknesses of approximately $0.3 million.

Military & Intelligence Group operating expenses were $4.4 million in the third quarter of fiscal year 2010, a decrease of $0.5 million, or 9.8%, compared to $4.9 million in the third quarter of 2009, due to a decrease in corporate allocated expenses of $0.8 million, offset by higher internal research and development expense of $0.3 million.

Civil & Commercial Group operating expenses were $2.0 million in the third quarter of fiscal year 2010, an increase of $0.4 million, or 26.6%, compared to $1.6 million in the third quarter of fiscal year 2009, due to higher internal research and development expense of $0.3 million, higher selling expense of $0.1 million, and an increase in corporate allocated expenses of $0.1 million.

Products Group operating expenses were $11.9 million in the third quarter of fiscal year 2010, an increase of $4.9 million, or 68.9% compared to $7.0 million in the third quarter of fiscal year 2009, due to an increase in corporate allocated expenses of $2.0 million, $1.6 million in operating expense incurred by the SATCOM division, an increase in operating expense of $0.8 million relating to the satID division, which was acquired in the third quarter of fiscal year 2009, and $0.4 million of overhead expense associated with the reclassification to selling, general, and administrative expense.

Other (expense), net

Other expense, net was $0.3 million in the third quarter of fiscal year 2010, an increase of $0.2 million, compared to $0.1 million in the third quarter of fiscal year 2009. The increase is attributable to higher interest expense relating to our outstanding borrowings.

Income Tax Benefit

We recorded an income tax benefit of $1.6 million in the third quarter of fiscal year 2010 and an income tax benefit of $2.4 million in the third quarter of fiscal year 2009. The tax benefit for the third quarter 2010 included discrete benefits of approximately $48 thousand related to tax return filings in the period that reflected a higher research and development tax credit than previously recorded. The tax benefit for the third quarter 2009 included discrete benefits of approximately $0.7 million related to the settlement of our U.S. income tax audit for the years ended September 30, 2004 through 2006 and $0.2 million related to tax return filings in the period that reflected lower tax expense than previously recorded. Excluding these discrete benefits, the effective tax rates for the third quarter of fiscal year 2010 and the third quarter of fiscal year 2009 were 28.7% and 39.0%, respectively. The decrease in the effective tax rate for the period is primarily due to the nondeductible acquisition costs incurred in connection with the acquisition of CVG-Avtec.

Results of Operations – Nine Months Ended June 25, 2010 Compared to Nine Months Ended June 26, 2009

	Nine Months Ended
	June 25, 2010	June 26, 2009	Favorable (unfavorable)
	(in thousands of dollars)
		(Unaudited)
Revenue
Military & Intelligence
Contract revenue	$43,905	$61,630	$(17,725)
Software maintenance revenue	1,111	1,019	92

Total Military & Intelligence	45,016	62,649	(17,633)
Civil & Commercial
Contract revenue	15,422	15,187	235
Software maintenance revenue	3,163	2,665	498

Total Civil & Commercial	18,585	17,852	733
Products Group
Contract revenue	36,927	30,243	6,684
Software maintenance revenue	6,968	4,880	2,088
Product revenue	19,600	12,773	6,827

Total Products Group	63,495	47,896	15,599

Elimination of intersegment sales	(4,713)	(7,376)	2,663

Total Revenue	122,383	121,021	1,362

Cost of Revenue:
Military & Intelligence
Contract and software maintenance cost of revenue	33,290	47,158	13,868
Civil & Commercial
Contract and software maintenance cost of revenue	11,091	13,470	2,379
Products Group
Contract and software maintenance cost of revenue	26,550	20,311	(6,239)
Product cost of revenue	8,990	6,340	(2,650)

Total Products Group	35,540	26,651	(8,889)

Elimination of intersegment sales	(4,713)	(7,376)	(2,663)

Total Cost of Revenue	75,208	79,903	4,695

Gross Profit:
Military & Intelligence	11,726	15,491	(3,765)
Civil & Commercial	7,494	4,382	3,112
Products Group	27,955	21,245	6,710

Total Gross Profit	47,175	41,118	6,057

Operating Expense:
Military & Intelligence	12,180	14,913	2,733
Civil & Commercial	6,585	4,030	(2,555)
Products Group	31,119	20,453	(10,666)

Total Operating Expense	49,884	39,396	(10,488)

Income (loss) from Operations:
Military & Intelligence	(454)	578	(1,032)
Civil & Commercial	909	352	557
Products Group	(3,164)	792	(3,956)

Total Income (Loss) from Operations	(2,709)	1,722	(4,431)

Other (Expense), net	(449)	(125)	(324)
Income (loss) before Income Taxes	(3,158)	1,597	(4,755)
Income Tax (benefit)	(708)	(585)	123

Net Income (Loss)	$(2,450)	$2,182	$(4,632)

Revenue

Consolidated revenue was $122.4 million in the nine months ended June 25, 2010, an increase of $1.4 million, or 1.1%, compared to $121.0 million in the nine months ended June 26, 2009. The increase in revenue for the nine months ended June 25, 2010 compared to the nine months ended June 26, 2009 was related to the following:

Military & Intelligence Group revenue was $45.0 million in the nine months ended June 25, 2010, a decrease of $17.6 million, or 28.1%, compared to $62.6 million in the nine months ended June 26, 2009. Costs incurred on our cost-plus government contracts are subject to audit by the DCAA; therefore revenue recognized on our cost-plus contracts is subject to adjustment upon audit by the DCAA. During fiscal year 2010, we changed the method of allocating certain expenses based on negotiations with the DCAA. Based on this change in methodology, we received provisional billing rates for fiscal year 2010. Subsequently, the DCAA indicated that the methodology adopted for the 2010 rates should be applied to the cost incurred rates for fiscal years 2008 and 2009 as applied to government contracts. As a result, during the third quarter of fiscal year 2010, we recognized a $2.7 million revenue rate reserve for work performed on U.S. government contracts during fiscal years 2008 and 2009 (which is in addition to a rate reserve amount of $3.9 million recognized during fiscal year 2009).

In the nine months ended June 25, 2010 compared to the nine months ended June 26, 2009: (1) contract revenue decreased $9.4 million due to a decrease in level of effort, lower estimated cost reimbursable rates, and the delay in the timing of the finalization of current and future year work scope on an existing contract with the United States Air Force; (2) contract revenue relating to a subcontract with the United States Air Force for which the work scope has been completed decreased $5.6 million; and (3) contract revenue relating to an existing contract with the United States Air Force decreased $0.3 million due to a decrease in the estimated award fee and estimated cost reimbursable rates. Offsetting these decreases was an increase in contract revenue of $0.1 million relating to increases in work scope on three contracts.

Civil & Commercial Group revenue was $18.6 million in the nine months ended June 25, 2010, an increase of $0.7 million, or 4.1%, compared to $17.9 million in the nine months ended June 26, 2009. In the nine months ended June 25, 2010 compared to the nine months ended June 26, 2009: (1) contract revenue increased $5.8 million from new contracts and increases in level of effort from our Command and Control and Civil divisions; and (2) contract revenue increased $3.2 million from Integral Systems Europe S.A.S due to the achievement of a milestone on a contract for which revenue was deferred under the terms of the contract due to the completion of the work scope on two contracts for which revenue is recognized over the post-contract services period and due to a new contract award. These increases were offset by decreases in contract revenue of $6.5 million relating to work that was completed or for which the level of effort decreased in our Command and Control, Integral Systems Europe S.A.S, and Civil divisions. In addition, contract revenue decreased $2.7 million as a result of a customer that filed for bankruptcy. During the second quarter of fiscal year 2010, we received a notification from the customer that all unpaid amounts due to us from this customer will be paid, including interest. Therefore we recognized $0.9 million of revenue relating to this customer during the second quarter of fiscal year 2010 that had been earned but deferred. Offsetting this revenue was a decrease in contract revenue of $3.6 million relating to this customer as we were performing work scope under two contracts during the nine months ended June 26, 2009 that did not recur due to the bankruptcy. Software maintenance revenue increased $0.5 million from Integral Systems Europe S.A.S.

Products Group revenue was $63.5 million in the nine months ended June 25, 2010, an increase of $15.6 million, or 32.6%, compared to $47.9 million in the nine months ended June 26, 2009. In the nine months ended June 25, 2010 compared to the nine months ended June 26, 2009: (1) product revenue increased $2.4 million from the RT Logic division due to two large orders and an increase in the volume of shipments, increased $2.1 million from the satID division, which was acquired during the second quarter of fiscal year 2009, increased $1.2 million from the Lumistar division due to the shipment of several large orders during the nine months ended June 25, 2010, and increased $1.1 million from the SATCOM division, which was acquired during the second quarter of fiscal year 2010; and (2) contract services revenue increased $3.9 million from SAT relating to six new contracts, increased $0.7 million from Newpoint due to three new contracts, increased $0.4 million from satID, and increased $3.3 million from the SATCOM division. These increases were offset by a decrease in contract services revenue of $1.5 million from our RT Logic division relating to work on three contracts that were completed or for which the level of effort decreased and from a decline in revenue generated from engineering development work. Revenue from software maintenance agreements increased $1.9 million, primarily due to revenue from the RT Logic, SATCOM, and satID divisions.

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

Gross profit was $47.2 million in the nine months ended June 25, 2010, an increase of $6.1 million, or 14.7%, compared to $41.1 million in the nine months ended June 26, 2009. Certain amounts relating to cost of revenues pertaining to fiscal year 2010 have been reclassified to selling, general, and administrative expense to be consistent with standard United States government contract accounting practices. This reclassification only pertains to the results for fiscal year 2010. If this reclassification had been applied to our results for fiscal year 2009, gross profit for the quarter ended June 26, 2009 would have been higher, and the period-to-period difference would have been lower. The increase in gross profit in the nine months ended June 25, 2010 compared to the nine months ended June 26, 2009 was attributable to our Products and Civil & Commercial segments, offset by a decrease in gross profit from our Military & Intelligence segment.

Military & Intelligence Group gross profit was $11.7 million in the nine months ended June 25, 2010, a decrease of $3.8 million, or 24.3%, compared to $15.5 million in the nine months ended June 26, 2009. In the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009, gross profit from contract revenue decreased by $2.7 million relating to a revenue rate reserve that was recognized, as discussed above, and gross profit from contract revenue decreased by $1.9 million on a subcontract with the United States Air Force for which the work scope has been completed. Gross profit from contract revenue increased by $0.9 million relating to increases in work scope on two contracts and increased $0.7 million under the existing United States Air Force contract noted above due to lower overhead expenses associated with the reclassification to selling, general, and administrative expense. Gross profit decreased $0.7 million due to an increase in expense relating to providing software maintenance support.

Civil & Commercial Group gross profit was $7.5 million in the nine months ended June 25, 2010, an increase of $3.1 million, or 71.0%, compared to $4.4 million in the nine months ended June 26, 2009. In the nine months ended June 25, 2010 compared to the nine months ended June 26, 2009: (1) gross profit from contract revenue increased $3.1 million from new contracts and increases in level of effort on existing contracts from our Command and Control and Civil divisions; and (2) gross profit from contract revenue increased $3.0 million relating to revenue recognized of $0.9 million from a customer that filed for bankruptcy and the reversal of an allowance for bad debt of $1.1 million during the nine months ended June 25, 2010 that was established during the third quarter of fiscal year 2009. During the second quarter of fiscal year 2010, we received a notification from the customer that all unpaid amounts due to us from this customer will be paid, including interest. Offsetting these increases was a decrease of $0.5 million in gross profit relating to this customer as we were performing under two contracts during the nine months ended June 26, 2009 and this work did not recur in fiscal year 2010 as a result of the customer’s bankruptcy. The increases in gross profit were further offset by: (1) a decrease of $2.3 million in contract services gross profit from our Command and Control and Civil divisions due to work that was completed or for which the level of effort decreased in the nine months ended June 25, 2010; and (2) a $0.7 million decrease in contract services gross profit from Integral Systems Europe S.A.S due to three lower profit contracts. Gross profit from software maintenance agreements increased $0.5 million from Integral Systems Europe S.A.S and we incurred $0.5 million in lower software maintenance support cost.

Products Group gross profit was $28.0 million in the nine months ended June 25, 2010, an increase of $6.8 million, or 31.6%, compared to $21.2 million in the nine months ended June 26, 2009. In the nine months ended June 25, 2010 compared to the nine months ended June 26, 2009 gross profit from product shipments increased by: $1.4 million from RT Logic due to two large orders and an increase in volume of shipments; $0.9 million from the satID division, which was acquired during the second quarter of fiscal year 2009; $0.8 million from the Lumistar division as a result of the shipment of several large orders during the nine months ended June 25, 2010. We also recognized $0.5 million from the SATCOM division, which was acquired during the second quarter of fiscal year 2010. Gross profit from software maintenance agreements increased $2.1 million, primarily from increases in gross profit in the RT Logic, SATCOM, and satID divisions. Gross profit from contract services increased by $2.1 million from the SAT division from six new contracts and due to cost incurred in the second quarter of fiscal year 2009 relating to the replacement of equipment on a contract for which the work had previously been completed and higher equipment expense on a contract that had work scope during the nine months ended June 26, 2009. Gross profit from contract revenue increased $0.4 million from the Newpoint division due to three new contracts. Gross profit from contract revenue decreased $1.1 million from the RT Logic division due to a decline in revenue generated from engineering development work and contracts with lower profit. Gross profit from contract revenue decreased $0.2 million from the satID division due to higher than anticipated expenses incurred to complete a contract deliverable. Contract services gross profit from the SATCOM division was a negative $1.6 million primarily due to low margin revenue and fixed costs that exceeded revenue. Gross profit increased by $1.4 million associated with the reclassification of overhead expense to selling, general, and administrative expense.

Operating Expenses

Operating expenses were $49.9 million in the nine months ended June 25, 2010, an increase of $10.5 million, or 26.7%, compared to $39.4 million in the nine months ended June 26, 2009. During the third quarter of fiscal year 2009, our corporate headquarters moved to Columbia, Maryland. Our leased space in Lanham, Maryland, the previous location of our corporate headquarters, has not been sublet. We anticipate that we will be able to sublease our Lanham, Maryland facilities by June 2012. In fiscal year 2009, our estimated sublease date was June 2010. Because of the change in the estimated sublease date, the estimated loss for the period of vacancy was increased by $1.2 million during the nine months ended June 25, 2010. During the nine months ended June 25, 2010, we incurred (1) $1.6 million in expenses incurred by the SATCOM division; (2) $1.5 million in legal and technical consulting fees relating to the acquisition of CVG-Avtec and Sophia Wireless; (3) $1.3 million in expenses relating to the launch of our new IS3 line of business; (4) $1.7 million in expenses relating to the satID product line, primarily relating to research and development activities; (5) integration expense of $0.4 million relating to integration of CVG-Avtec and Sophia Wireless; and (6) $0.2 million in expenses relating to the establishment of Integral Systems Europe Limited in the United Kingdom. In the nine months ended June 25, 2010 compared to the nine months ended June 26, 2009, (1) facility expense increased by $3.4 million due to expenses related to the Columbia, Maryland facility and idle facility expense, which includes the estimated loss for the period of vacancy for our Lanham, Maryland facilities, (2) information technology expense increased by $0.9 million as a result of the establishment of a new infrastructure in conjunction with our move to Columbia, Maryland, (3) research and development and selling expense increased by $1.9 million, (4) overhead expense increased by $1.9 million, as a result of the reclassification of certain expenses to selling, general, and administrative expense. Offsetting these increases were a decrease in professional services fees by $1.5 million relating to lower accounting fees, a decrease in professional services fees by $1.2 million associated with infrastructure development projects and compliance related activities incurred during the nine months ended June 26, 2009, and a $0.5 million decrease in legal expenses.

Military & Intelligence Group operating expenses were $12.2 million in the nine months ended June 25, 2010 a decrease of $2.7 million, or 18.3%, compared to $14.9 million during the nine months ended June 26, 2009, due to a decrease in corporate allocated expenses of $3.1 million and a $0.4 million decrease in severance, offset by $0.8 million in higher facility, research and development, and $0.3 million of overhead expense associated with the reclassification to selling, general, and administrative expense.

Civil & Commercial Group operating expenses were $6.6 million in the nine months ended June 25, 2010 an increase of $2.6 million, or 64.5%, compared to $4.0 million in the nine months ended June 26, 2009, due to higher operations oversight expense of $1.3 million, research and development expense of $0.6 million, selling expense of $0.4 million, and $0.2 million in higher expense incurred relating to Integral Systems Europe Limited in the United Kingdom, which was established in the second quarter of fiscal year 2009, and $0.2 million of overhead expense associated with the reclassification to selling, general, and administrative expense.

Products Group operating expenses were $31.1 million in the nine months ended June 25, 2010, an increase of $10.6 million, or 52.1%, compared to $20.5 million in the nine months ended June 26, 2009, due to an increase in corporate allocated expenses of $5.1 million, an increase in operating expense of $1.7 million relating to the satID division, which was acquired in the second quarter of fiscal year 2009, $1.6 million incurred by the SATCOM division, and $1.4 million of overhead expense associated with the reclassification to selling, general, and administrative expense.

Other (expense), net

Other expense, net was $0.4 million in the nine months ended June 25, 2010, an increase of $0.3 million, compared to $0.1 million in the nine months ended June 26, 2009. The increase is attributable to higher interest expense relating to our outstanding borrowings.

Income Tax Benefit

We recorded an income tax benefit of $0.7 million in the nine months ended June 25, 2010 and an income tax benefit of $0.6 million in the nine months ended June 26, 2009. Included in the nine months ended June 25, 2010 are discrete benefits of approximately $47 thousand related to the change in tax law for net operating loss carrybacks and $48 thousand related to tax return filings in the period that reflected a higher research and development tax credit than previously recorded. Included in the nine months ended June 26, 2009 are discrete benefits of approximately (i) $0.7 million related to the settlement of our U.S. income tax audit for the years ended September 30, 2004 through 2006, (ii) $0.2 million related to tax returns filings in the period that reflected lower tax expense than previously recorded, and (iii) $0.2 million relating to research and development tax credit for expenditures incurred in fiscal year 2008. This credit was recognized in the first quarter 2009 due to a retroactive extension of the tax credit passed by Congress in October 2008. The effective tax rates, excluding these discrete benefits, for the nine months ended June 25, 2010 and nine months ended June 26, 2009 were 19.4% and 32.0%, respectively. The decrease in the effective tax rate is due primarily to the nondeductible acquisition costs incurred in connection with the acquisition of CVG-Avtec.

Backlog

We ended the nine months ended June 25, 2010 with a backlog of approximately $181.7 million, as compared to $158.2 million at the end of fiscal year 2009. A significant portion of this backlog relates to our Military & Intelligence segment. Our Military & Intelligence contracts are typically larger in terms of contract value and extend for longer periods of time than our Civil & Commercial and Product contracts. Because our Civil & Commercial and Product contracts are typically smaller in dollar volume and shorter in duration, they generally do not have a significant effect on backlog. Many of our Military & Intelligence contracts are multi-year contracts and contracts with option years, and portions of these contracts are carried forward from one year to the next as part of our contract backlog. A significant portion of our revenue is derived from contracts and subcontracts funded by the U.S. government and is subject to the budget and funding process of the U.S. government. Our total contract backlog represents management’s estimate of the aggregate unearned revenues expected to be earned by us over the life of all of our contracts, including option periods. Because many factors affect the scheduling of projects, we cannot predict when revenues will be realized on projects included in our backlog. In addition, although contract backlog represents only business where we have written agreements with our customers, it is possible that cancellations or scope adjustments may occur.

Liquidity and Capital Resources

We have been profitable on an annual basis during the last three years and have generally financed our working capital needs through funds generated from income from operations, supplemented by borrowings under our general line of credit facility with a commercial bank when necessary.

For the nine months ended June 25, 2010, operating activities provided us $19.6 million of cash, primarily as a result of decreases in accounts receivable, income taxes receivable, and deferred revenue and from depreciation and amortization and stock-based compensation, offset by higher unbilled revenue, deferred contract costs, and inventory, and lower accounts payable and bad debt expense. We invested $32.3 million, net of cash received, to acquire CVG-Avtec, $2.5 million to acquire assets from Sophia Wireless, and $4.0 million to purchase fixed assets (principally new computers and equipment, software, and leasehold improvements). Our financing activities provided $41.5 million from borrowings under our line of credit, which was used for the CVG-Avtec and Sophia Wireless acquisitions and to fund working capital needs, and we used $11.8 million for the repayment of line of credit borrowings, used $1.5 million to pay for the fees associated with a new credit agreement (see below), deposited $1.0 million in restricted cash as a compensating balance for our foreign currency denominated letters of credit, and used $0.7 million for payments on capital lease obligations. We received $0.5 million in proceeds from the issuance of common stock from the exercise of stock options.

For the nine months ended June 26, 2009, operating activities used $13.9 million of cash, as a result of increases in unbilled revenue, inventory, and prepaid and other current asset balances and a decrease in deferred revenue, accounts payable and accrued expense balances, offset by a decrease in deferred contract costs and accounts receivable balances and due to depreciation and amortization, stock-based compensation, and net income. During the nine months ended June 26, 2009, we invested $10.9 million to acquire the satID product line from QinetiQ Limited and $4.1 million to purchase fixed assets (principally leasehold improvements, furniture, and new computers and equipment). We received proceeds of $12.5 million from the sale of the building and land that was owned by RT Logic. Concurrent with the sale, RT Logic leased the building for a 12 year term. During the nine months ended

June 26, 2009, we borrowed $17.8 million under our line of credit that we used to acquire the satID product line unit and to fund our operating activities. We used the net proceeds of $12.0 million from the sale of the building and land to repay a portion of these borrowings. We received $0.1 million in proceeds from the issuance of common stock from the exercise of stock options.

In the second quarter of fiscal year 2010, we launched IS3 to provide SATCOM NetOps services as part of a broader planned Global Managed Network Services offering. This new line of business offers global SATCOM NetOps management services to address the growing needs of satellite operators, resellers, users, and regulators of satellite and satellite-interfaced networks worldwide. IS3 leverages our current product offerings and is anticipated to provide a significant new revenue stream in future years. In addition to operating expenditures to start up the business, we intend to make capital expenditures of approximately $10.0 million in this organization over the next two years to place 10 pairs of antennas around the globe to enable a global quality of service and interference geolocation capability.

Unbilled revenue represents amounts recognized as revenue that have not been billed. Unbilled revenue was $43.4 million as of June 25, 2010, of which $42.6 million is expected to be collected in the next 12 months. As of June 25, 2010, unbilled revenue that is not expected to be collected within the next 12 months, in the amount of $0.8 million, is included in other assets in our consolidated balance sheet. Revenue from our Military & Intelligence cost-plus contracts are driven by pricing based on costs incurred to perform services under contracts with the U.S. government. Cost-based pricing is determined under the Federal Acquisition Regulation, which provides guidance on the types of costs that are allowable in establishing prices for goods and services and allowability and allocability of costs to contracts under U.S. government contracts. Allocable costs are billed to the U.S. government based upon approved billing rates. We have incurred allocable costs we believe are allowable and reimbursable under our cost-plus-fee contracts that are higher than the approved billing rates. If we receive approval for our actual incurred allocable costs, we will be able to bill these amounts.

On March 31, 2010, the DCAA issued a notice, based on an audit conducted during the fourth quarter of fiscal year 2009, identifying certain significant weaknesses in our accounting practices and systems. Subsequently, the DCAA approved our fiscal year 2010 provisional billing rates. We are working diligently with the DCAA to resolve all of the issues identified by the DCAA over the next few months and believe that they will be successfully resolved. To date, these issues have not impacted our reported results. Should we fail to resolve the issues successfully, our ability to obtain cost-plus contracts from the U.S. government could be materially and adversely affected, and the DCAA could, as a result of a subsequent audit, reduce the billing rates that it has provisionally approved, causing us to refund a portion of the amounts we received with respect to cost-plus contracts.

In connection with the acquisition of CVG, Incorporated and its subsidiary, (together, “CVG-Avtec”), three CVG-Avtec employees have entered into employment agreements with us for a term of three years. In addition, we have entered into retention agreements with certain CVG-Avtec employees, under which we could be required to provide approximately $2.3 million in cash bonuses over the course of three years, if the employees continue employment with us. We will incur the expense related to these retention agreements when the service requirements have been met as detailed in the retention agreements.

On March 5, 2010, we entered into a Credit Agreement (the “Credit Agreement”), among us, certain of our subsidiaries, the lenders from time to time party thereto, and Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and L/C Issuer. The Credit Agreement provides for a $55 million senior secured revolving credit facility (the “Facility”), including a sub-facility of $10 million for the issuance of letters of credit. The proceeds of the Facility were used to (i) finance in part the acquisition of CVG-Avtec, and all related transactions, (ii) pay fees and expenses incurred in connection with such acquisition and all related transactions, (iii) repay amounts outstanding in respect of our previous credit facility with Bank of America, which was terminated concurrently with entry into the Credit Agreement, and (iv) provide ongoing working capital and for other general corporate purposes. The Facility expires on March 5, 2013.

The Facility is secured by a lien on substantially all of our assets and those of our domestic subsidiaries, including CVG-Avtec and its subsidiaries, and all of such subsidiaries are guarantors of the obligations of the Company under the Credit Agreement. Any borrowings under the Facility will accrue interest at the London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 3% to 4% depending on our consolidated ratio (the “Leverage Ratio”) of funded debt to EBITDA. The Credit Agreement requires us to comply with specified financial covenants, including the maintenance of a maximum Leverage Ratio of 2.5 to 1.0, a minimum ratio of current liquidity to funded debt of 1.25 to 1.0, and a minimum fixed charge coverage ratio of 1.5 to 1.0. As of June 25, 2010, we were in default of the financial covenants under the loan agreement. On August 3, 2010, a waiver under the Credit Agreement was entered into pursuant to which the requirement to comply with the Leverage Ratio covenant for the quarter ended March 26, 2010 was permanently waived, along with the requirements to comply with all of the financial ratios for the quarter ended June 25, 2010 and for any future date prior to September 8, 2010. We expect that an event of default will exist under the Credit Agreement beginning on September 8, 2010 as a result of a breach of the financial covenants if amendments to the applicable financial covenant levels are not agreed to prior to such date. We are currently in discussions with the Credit Agreement lenders regarding obtaining such amendments; however, there can be no assurance that such amendments will be agreed to prior to September 8, 2010.

We are required to pay a quarterly fee on the committed unused amount of the facility, at a rate of 0.50% of the unused commitment amount per annum. As of June 25, 2010, we had $35 million outstanding in borrowings under the line of credit, and $3.6 million in face amount of letters of credit outstanding under the sub-facility for the issuance of letters of credit.

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

We have a master lease agreement and had a progress payment agreement for a capital equipment lease facility (the “facility”) with Banc of America Leasing & Capital, LLC (“BALC”). Under this facility, we could borrow up to $7.0 million for the purchase of new furniture, fixtures and equipment (“new assets”). Initially, under the progress payment agreement, BALC would advance funding for new assets. The utilization expiration date for advance funding on new assets under this progress payment agreement was September 30, 2009. No principal payments were due on such borrowings, and interest accrued at one-month LIBOR, plus 1.5%, payable monthly in arrears. We had capital lease obligations of $5.4 million and $6.1 million, respectively, as of June 25, 2010 and September 25, 2009, and no advance payments outstanding from BALC under the progress payment agreement. The lease term is 72 months from the lease commencement date, with monthly rent payments (representing the payment of principal and interest on the borrowed amount) calculated based on a lease rate factor as defined under the facility. The lease rate factor is based on the three-year swap index as quoted in the Bloomberg Daily Summaries as of the lease commencement dates, which were June 30, 2009 and September 1, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended September 25, 2009.

As of June 25, 2010, virtually all of our contracts were denominated in U.S. dollars, and we did not have any outstanding hedge agreements. Our exposures to market risk have not changed materially since March 26, 2010. We have $35 million outstanding borrowings under our line of credit and $3.7 million in outstanding borrowings under our sub-facility for the issuance of letters of credit as of June 25, 2010. In addition, we had borrowings of $5.4 million under the master lease agreement for a capital lease facility as of June 25, 2010.

Our market risk exposure as it relates to changes in interest rates is principally in the United States. A hypothetical interest rate change of 1% on our bank credit facility and the master lease agreement for the three months and nine months ended June 25, 2010, would have increased interest expense by approximately $80 thousand and $115 thousand, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of June 25, 2010, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were not effective as of June 25, 2010 to provide reasonable assurance that information required to be disclosed by us, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure because of the material weaknesses in internal control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2009.

Changes in Internal Control over Financial Reporting

Management continues to review and evaluate our internal controls procedures and the design of those procedures relating to revenue recognition, financial statements, and financial reporting processes in light of the material weaknesses in those areas that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2009. We believe that the remediation efforts that we have taken will improve our internal controls over financial reporting, and our disclosure controls and procedures, and we will continue to work to fully implement these changes through the end of fiscal year 2010. Management will continue to closely monitor the remediation plan and implementation efforts.

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

A description of our risk factors can be found in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended September 25, 2009. Other than as set forth under “Forward-Looking Statements” in this Quarterly Report on Form 10-Q, there were no material changes to those risk factors during the nine months ended June 25, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits and Financial Statement Schedules

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006, as supplemented by Articles Supplementary of the Company dated February 12, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Commission on May 10, 2007), as amended by the Articles of Amendment dated February 26, 2009 and effective April 29, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2009 filed with the Commission on May 6, 2009).

3.2	Amended and Restated By-laws of the Company, as amended by Amendments No. 1, 2, 3, 4 and 5 to the Amended and Restated By-laws of Integral Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2009).

10.1	Separation Agreement by and between the Company and William M. Bambarger Jr., dated May 13, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 18, 2010).

10.2	Employment Agreement by and between the Company and Christopher B. Roberts, dated June 16, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2010).

10.3*	Amendment to Separation Agreement by and between the Company and William M. Bambarger, Jr., dated June 24, 2010.

31.1*	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2*	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 4, 2010.

INTEGRAL SYSTEMS, INC.

By:	/s/ CHRISTOPHER B. ROBERTS
Christopher B. Roberts
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006, as supplemented by Articles Supplementary of the Company dated February 12, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Commission on May 10, 2007), as amended by the Articles of Amendment dated February 26, 2009 and effective April 29, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2009 filed with the Commission on May 6, 2009).

3.2	Amended and Restated By-laws of the Company, as amended by Amendments No. 1, 2, 3, 4 and 5 to the Amended and Restated By-laws of Integral Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2009).

10.1	Separation Agreement by and between the Company and William M. Bambarger Jr., dated May 13, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 18, 2010).

10.2	Employment Agreement by and between the Company and Christopher B. Roberts, dated June 16, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2010).

10.3*	Amendment to Separation Agreement by and between the Company and William M. Bambarger, Jr., dated June 24, 2010.

31.1*	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2*	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.