Form 10-K
period 2010-09-24
INTEGRAL SYSTEMS INC /MD/
filed 2010-12-08
CIK 718130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 24, 2010

or

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

Registrant’s telephone number, including area code:

(443) 539-5008

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of Each Class	Name of Exchange on which registered
Common Stock, $.01 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:

None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares held by non-affiliates of the registrant, based on the closing price on March 26, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Market System, was approximately $163.4 million. Shares of common stock held by each officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This amount is provided only for purposes of this report on Form 10-K and does not represent an admission by the registrant or any such person as to the status of such person.

As of December 2, 2010, the registrant had issued and outstanding 17,608,556 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed within 120 days after the registrant’s Fiscal Year ended September 24, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Forward-Looking Statements

Certain of the statements contained in the Business section and in other parts of this Annual Report on Form 10-K, including “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including those under the headings “Fiscal Year 2011 Overlook” and “Liquidity and Capital Resources”, are forward looking within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, from time to time, Integral Systems, Inc., a Maryland corporation (the “Company”, “we”, “us”, “our”), may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “believe”, “expect”, “anticipate”, “estimate”, “continue”, or other similar words, including but not limited to statements as to the intent, belief, or current expectations and the intent, belief, or current expectations of the Company, and its directors, officers, and management with respect to our future operations, performance, positions or statements, or which contain other forward-looking information. These forward-looking statements are predictions. The future results indicated, whether expressed or implied, may not be achieved. Our actual results may differ significantly from the results discussed in the forward-looking statements. While we believe that these statements are and will be accurate, a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our statements. Our business is dependent upon general economic conditions and upon various conditions specific to us and to our industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may affect our business, other than those described elsewhere herein, include the risk factors described in “Item 1A. Risk Factors.” When considering the forward-looking statements in this Form 10-K, you should keep in mind the risk factors and other cautionary statements set forth herein.

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

•

We are currently remediating a number of primarily accounting-related and internal control deficiencies raised in a recent audit conducted by the Defense Contracting Audit Agency (the “DCAA”). As a result of the audit findings, our ability to obtain future cost-plus contracts from the U.S. government could be materially and adversely affected, and certain payments under existing cost-plus contracts could be delayed or suspended.

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

•	We enter into fixed-price contracts that could subject us to losses in the event that we have cost overruns.

•	Financial difficulties experienced by our commercial customers may adversely affect our ability to collect payments on our commercial contracts.

•	Our commercial contracts are subject to competition, strict performance obligations, and other contractual requirements.

•	Intense competition in the satellite ground system industry could affect our future financial performance.

•	The federal government may continue to reduce aerospace and defense spending, which could adversely affect our business.

•

We are subject to risks associated with our strategy of acquiring other companies, including the risk that we will fail to achieve the anticipated benefits from our recent acquisitions of CVG, Incorporated, and its subsidiary Avtec Systems, Incorporated, and certain assets of Sophia Wireless, Inc.

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

•

The disruption, expense, and potential liability associated with future litigation against us could have a material adverse effect on our business, results of operations, financial condition and cash flows.

•	We are in default of certain covenants under our credit agreement, which could result in acceleration of all of our outstanding indebtedness.

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

v

PART I

ITEM 1.	BUSINESS

Company Overview

Integral Systems, Inc., a Maryland corporation, applies almost 30 years of experience to providing integrated technology solutions for the aerospace and communications markets. Customers rely on the Integral Systems family of solution providers (Integral Systems, Inc., Integral Systems Europe, Lumistar, Inc., Newpoint Technologies, Inc., RT Logic, Integral Systems SATCOM Solutions, and SAT Corporation) to deliver products, systems, and services on time and on budget.

Our expert teams design and deliver innovative solutions combining customized products and services to address the specific needs of our customers. Integral Systems’ solutions include: command and control, signal processing and data communications, enterprise network management, and communications information assurance. We have developed and we own many of the key technologies used in our solutions. By controlling these important technologies, we believe that we are able to provide solutions at significantly lower risk, lower cost, and on accelerated delivery schedules as compared to our competitors.

Since our founding in 1982, we have supported more than 250 satellite missions for both commercial and government customers who perform communications, science, meteorology, and earth resource applications and our systems are utilized worldwide. Our products support more than 75% of the commercial geostationary satellite operators and support over 80% of U.S. space missions. Integral Systems’ integrates leading edge technologies, algorithms, and integration processes and a commercial model to bring efficiencies into the government market, which is our largest source of revenue. We believe that our blend of commercial and government customers, mature systems integration methodologies, and mix of software and hardware products positions us for sustained growth.

During the first quarter of 2010, we realigned all three of our segments to capture our Newpoint subsidiary in the Space Communications Systems segment, which has been renamed the Products Group segment. The Commercial Systems segment has been renamed the Civil & Commercial Group segment and now includes the operation that performs work with U.S. government civilian agencies such as National Aeronautics and Space Administration (“NASA”), National Oceanic and Atmospheric Administration (“NOAA”), and The United States Geological Survey (“USGS”). This operation was previously included in the Government Systems segment. The Government Systems segment has been renamed the Military & Intelligence Group segment. Results for the twelve months ended September 25, 2009 and September 30, 2008, respectively, have been reclassified to conform to the presentation of the twelve months ended September 24, 2010. The reclassification does not modify the previously reported consolidated revenue, net income, or earnings per share for the twelve months ended September 25, 2009 and September 30, 2008. As a result of our realignment, we are organized and report financially in three operating segments: Military & Intelligence Group, Civil & Commercial Group, and Products Group. We evaluate the performance of our three operating segments based on operating income.

Military & Intelligence Group—This segment provides tailored commercial-off-the-shelf (“COTS”) ground systems products and services to U.S. military agencies and the intelligence community, providing systems engineering and solutions based on our commercial products for government applications. Its primary customer is the U.S. Air Force.

Civil & Commercial Group—This segment provides ground systems products and services to commercial enterprises and international organizations. It consists of the following:

•	Tailored COTS ground systems products and services for commercial applications and civilian agencies of the U.S. government such as NASA, NOAA, and USGS, and

•

two of our wholly-owned subsidiaries, Integral Systems Europe S.A.S. (“ISI Europe”) and Integral Systems Europe Limited (“ISE Limited”): ISI Europe, in Toulouse, France, serves as the focal point for our ground systems business in Europe, the Middle East, and Africa for command and control, signal monitoring, interference detection and geolocation, and network management using the Integral Systems family of products. ISE Limited, in Gateshead, United Kingdom, provides antenna systems and network integration capabilities to address telemetry, tracking, and control and earth systems integration for antenna and network systems and broadcast antenna and network systems in the global markets.

Products Group—This segment provides commercially available products to address the satellite and airborne platform ground system infrastructure market. It is our largest segment in terms of revenue. It consists of the following wholly-owned subsidiaries and the Integral Systems SATCOM Solutions division (“SATCOM Solutions”):

•

Real Time Logic, Inc. (“RT Logic”): RT Logic designs and builds innovative, cost effective satellite ground system signal processing systems under the Telemetrix® brand, primarily for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories, and military range operations. RT Logic also markets our satID product line. satID products are used to geolocate the source of satellite interference, jamming, and unauthorized use to ensure quality of satellite service.

•	Lumistar, Inc. (“Lumistar”): Lumistar is a wholly-owned subsidiary of RT Logic and provides system level and board level telemetry products for airborne communications systems.

•	SAT Corporation (“SAT”): SAT offers a range of software products and turnkey systems for monitoring and detecting signal interference on satellite signals and terrestrial communications.

•

Newpoint Technologies (“Newpoint”): Newpoint offers an integrated suite of monitor and control and network management products for managing communications infrastructure, remote sites, and portable terminals—including satellite, terrestrial, internet, and broadcast customers.

•

SATCOM Solutions: SATCOM Solutions incorporates the operations of CVG, Incorporated and its subsidiary Avtec Systems, Inc. (together, “CVG-Avtec”) and certain assets of Sophia Wireless, Inc. (“Sophia Wireless”), which were acquired on March 5, 2010 and April 27, 2010, respectively. SATCOM Solutions provides secure, satellite-based communication solutions to government and commercial markets and offers integrated ground systems infrastructure solutions for satellite communications, payload data processing, simulation and testing for military, intelligence, government, and commercial programs worldwide.

Our structure allows us to address a wide variety of customer needs from complete turnkey installations to targeted technology insertions into existing systems. This provides us with the ability to capture margins at each point in the value chain—from products to solutions—driving a consolidated margin that we believe is higher than traditional system integrators. Please see “Item 8. Financial Statements and Supplementary Data” for additional information on our business segments.

Acquisitions

On March 5, 2010, we acquired 100% of the shares of CVG, Incorporated and its subsidiary Avtec Systems, Inc. CVG-Avtec provides secure, satellite-based communication solutions to government and commercial markets and offers integrated ground systems infrastructure solutions for satellite communications, payload data processing, simulation and testing for military, intelligence, government, and commercial programs worldwide. CVG-Avtec is fully integrated into our Products Group as the Integral Systems SATCOM Solutions division.

On April 27, 2010, we acquired certain assets of privately held Sophia Wireless. Sophia Wireless brings industry-leading technology in high-power, high-frequency Solid State Power Amplifiers (“SSPA”) and Block

Up Converters (“BUC”) for satellite communications and radar applications. These high efficiency, small form factor products are key to the mobile, SATCOM-on-the-Move (“SOTM”) market, enabling communications architectures for vehicle-mounted, airborne, UAV and flyaway terminals. These assets are integrated into Integral Systems’ Products Group as part of Integral Systems SATCOM Solutions division.

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

The space-related market continues to grow. According to The Space Report 2010: The Authoritative Guide to Global Space Activity, published by the Space Foundation, estimated global space-related revenue from government and private sources exceeded $261 billion in 2009, reflecting approximately a 7% growth over 2008. We provide products, systems, and services to address the infrastructure needs of this market, primarily for ground stations and terrestrial equipment. The estimated global ground station and equipment revenue market exceeded $76 billion in 2009, according to that report. Our commercially available products are at the core of all of the systems and services that we provide to this market. Our software and hardware products have led the way in driving down the acquisition and support costs for the systems that we deliver. We believe that we are well positioned to expand our product and service offerings into other areas of the satellite and terrestrial ground systems infrastructure.

Our Solutions

Our products, systems, and services include low-cost, efficient, flexible satellite and airborne platform command and control systems, signal processing and data communications, enterprise network management systems, and communications information assurance systems. The principal characteristics of our approach are as follows:

Product Based Approach. We have developed and maintain a comprehensive suite of commercially available products to address the satellite and airborne platform ground systems infrastructure market. We sell those products to systems integrators and end users. These products also provide the core around which we build tailored customer solutions and systems. As necessary, we further enhance or tailor our core products to provide additional capability to meet our customers’ unique requirements. Our hardware products are almost all software-defined, field-programmable gate array (“FPGA”) based products that can be customized through FPGA firmware development (firmware is a combination of software and hardware combined in a hardware product). Our software products have an Application Programming Interface that allows mission-unique features to be added to the system to satisfy any remaining requirements for the delivered system. We believe that this approach allows an initial capability to be implemented rapidly, reducing risk and cost for our customers, and allowing system requirements to be fulfilled with minimum custom software development. We also offer our customers software support on our software products.

Comprehensive Command and Control Ground Systems. Our products range from antenna/radio frequency (“RF”) solutions to the software that drives the satellite operator’s consoles. We believe that our range of products enables us to provide the complete ground system solution for satellite and terrestrial operations. Our products address real-time satellite control and monitoring, off-line data trending, orbit analysis, database configuration, and satellite communications. Our real-time products perform daily and routine satellite operations, including commanding, telemetry processing, and fault detection and correction. Our off-line data trending products support sustaining engineering functions, including trending and statistical analysis of data archived by the real-time system. Our orbit analysis products perform orbit determination and prediction functions to monitor and control the position of a satellite in space. Our database products define the telemetry and command characteristics and the desired orbital elements and tolerances for each satellite, which drives the real-time telemetry and commanding software. Our satellite communications products perform the complete RF to data bits signal processing for commanding, telemetry processing, and ranging operations.

Satellite Communications (“SATCOM”) Solutions. Our solutions range from large fixed dish installations to highly portable solutions for military users and first responders. The highly portable solutions are packaged in the form of a suitcase, which is designed to minimize weight and maximize ruggedness and reliability. They support portable Inmarsat antennas as well as Very Small Aperture Terminal (“VSAT”) antennas. Our Ultra Small Aperture Terminals (“USAT”) is a first choice for easily deployable, rapid activation communications with easy set up by a single user without any tools and an intuitive graphical user interface. Sold under the Raptor brand, these USATs support Ku- and X- bands and are housed in easy to carry suitcases that fit in the overhead compartment of a commercial airplane.

Software-Defined Signal Processing Systems. Our signal processing systems provide a wide range of processing functions for satellite, flight-test, and launch range customers by utilizing FPGA based algorithms. These include modulation/demodulation, mission telemetry processing, payload data processing, commanding, ranging, signal monitoring, and channel simulation. Our network-based solutions provide signals over IP (“SIGoIP”), multiplexing, switching, and remote site interoperability. Algorithms used for data processing include decoding, synchronization, formatting, digital/analog recording and playback, and cryptographic device interoperability. We believe that our ability to tailor these software-defined products allows for rapid, low risk/cost delivery to customers. We also believe that the modular nature of these products enables us to provide a complete solution for a new ground station or a targeted upgrade of existing infrastructure. Further, we believe that our customers benefit from low life-cycle cost as fielded algorithms are easily modified to meet future mission changes.

Network Management Systems. We offer complete solutions for managing communications infrastructure—including satellite, terrestrial, Internet and broadcast. Our products include the award winning COMPASS management system, as well as our Mercury suite of products for securely managing remote sites and portable terminals. Our hardware element managers interface directly with ground processing and network equipment to gather status information and provide the channel for controlling the equipment. The element managers are controlled by our network management software which provides graphical representations of the ground and hybrid networks to show the status of equipment and communication links. Our network management systems are used in satellite ground stations, media broadcast stations, telecommunication networks, and oil and gas pipeline monitoring.

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

Systems Integration and Processes. We have the products and engineering expertise to rapidly deliver a turnkey system or efficiently integrate a ground system solution that meets our customer requirements. Our experience with the complete Integral Systems, Inc. suite of products enables us to efficiently assemble ground system solutions. Our knowledge of ground system hardware and software components along with our comprehensive suite of products enables us to tailor, upgrade, or develop capabilities from the nominal ground system out to the complex, unique ground system. As an added benefit of using our products, we are able to sustain product currency to keep pace with technology which ensures that our products are easily integrated, are proven, and are supportable as a system. We have extensive software development expertise, satellite procedure development expertise, RF systems engineering expertise, and testing expertise to support our ability to deliver turnkey systems. We also have proven government programs expertise that includes program planning and control, program management expertise, management processes, Earned Value Management System (“EVMS”) (a project management reporting system used to measure project progress) capability, Capability Maturity Model Integration (“CMMI”) Level 3 certification in our Military & Intelligence Group, and technical development processes along with secure facilities and cleared employees that enable us to effectively perform programs for the U.S. government. CMMI is a trademarked process improvement framework that provides organizations with the essential elements for effective process improvement.

Services. In the second quarter of Fiscal Year 2010, we launched a new services business unit Integral Systems Service Solutions (“IS3”) to provide SATCOM Network Operations (NetOps) services as part of a broader planned Global Managed Network Services offering. IS3 harnesses the core capabilities of Integral Systems’ wide array of SATCOM and Enterprise Network Management products into a subscription-based business model.

As global demand for SATCOM bandwidth increases, the need to actively manage SATCOM NetOps to ensure Quality of Service becomes increasingly important. However, for many satellite operators, resellers, and users of bandwidth services, the costs of establishing and operating a modern SATCOM NetOps infrastructure are significant, often placing it beyond their means. Our services group offers customers RF signal monitoring, interference detection and geolocation, and remote network management as a subscription service, thereby reducing the customer’s need for significant upfront capital investments and significantly reducing annual operating costs.

Our Strategy

We provide commercial product based command and control systems, signal processing and data communications, enterprise network management, and communications information assurance for a wide variety of satellites and range systems. We intend to continue growing and integrating these core lines of business. Simultaneously, we are investing in new business and technology development and looking for potential future acquisitions to add additional growth capacity for government classified programs, and other communications, control, and telemetry programs. Primary elements of our strategy include:

Commercial Product Based Solutions. Our strategy is to develop world-class commercial products that we can bring to customers as tailored solutions and customizable services. Commercial product-based solutions lower acquisition and sustainment costs for our customers, while reducing the time it takes to deliver a system. We have seen increased acceptance by the U.S. government for our commercial-based systems. We anticipate this trend will continue as military, intelligence, and civil budgets become tighter and program offices look for lower cost alternatives.

Development or Acquisition of Additional Products. It is our strategy to continue to develop products that have applications in both the government and commercial markets. We apply significant product development resources to enhance our products as well as develop new products. We continually look to acquire new products in the market as we endeavor to enhance strategically our product offerings in order to enable us to compete for larger programs and to provide more complete systems solutions built around our products for our customers.

Technological Leadership. We intend to continue to commit substantial resources to further develop and maintain the next generation of our commercial software and programmable hardware products upon which all of our delivered systems are built. In addition, because the satellite infrastructure industry increasingly requires that industry standards be met, we intend to adhere to existing and future industry standards and to participate in the further development of such standards.

Strategic Alliances and Partnerships. In addition to our own development and marketing organization, we have and intend to continue establishing partnerships with industry-leading third parties to assist us in successfully integrating software products, implementing our command and control systems, expanding our system solution offerings, and developing new customer relationships.

Integration with Complementary Products. We believe that our ability to offer command and control software products that integrate seamlessly with the majority of satellite units as well as ground system components distinguishes us from our competitors and provides us with a market advantage. We integrate our products with commonly used satellite signal processing hardware which allows us to provide a complete commercial products-based solution. We believe that our strategy to integrate our products with complementary products, including visualization tools, geolocation software, and other support software solutions allows us to maintain a competitive advantage while providing maximum flexibility for our customers.

Sales, Support, Service, and Marketing Organizations. We currently sell and support our software and systems through direct sales to satellite operators and systems integrators in the Americas, Europe, the Middle East, Africa, and Asia. From our headquarters in Columbia, Maryland and each subsidiary location, we perform worldwide marketing, sales and services, including direct marketing efforts with U.S. government organizations to capitalize on the growing acceptance of commercial products-based solutions. Through our wholly-owned subsidiary, Integral Systems Europe, we provide sales, marketing, support, and engineering services to the Europe, the Middle East, and Africa markets.

Professional Services Capabilities. We believe that providing comprehensive services and a high level of customer support is critical to our ability to maintain a leading position in command and control systems and to expand into new markets. We provide professional service offerings in areas such as hardware testing, pre- and post-sale hardware/software support, quality assurance, project installation management, satellite procedure development, mission unique development, and training. Integral Systems is registered to the International Organization for Standardization (“ISO”) ISO9001:2008 standard and has been appraised to have achieved “CMMI” Maturity Level 3 for the Military & Intelligence Group segment. We believe that these achievements in quality management and process improvement help to ensure consistent delivery of high quality products and services. ISO defines a process-based quality management system to ensure that formalized business processes are being applied.

Our Suite of Integral Systems, Inc. Products

Most of our revenue involves a combination of commercial software and hardware products together with custom development services for mission-specific requirements and systems integration as summarized below. We believe that we are well positioned in the industry to offer full-function ground systems, utilizing products from our RT Logic, Newpoint, SAT, and Lumistar subsidiaries, and our SATCOM Solutions division.

Command and Control Software. EPOCH Integrated Product Suite (“IPS”), our commercial software product solution for satellite command and control is designed to operate a variety of satellites with minimum personnel. We believe that EPOCH IPS’s success has placed us at the forefront of replacing antiquated satellite control centers with more efficient systems that can operate multiple satellites produced by many manufacturers. EPOCH IPS’s open architecture, in combination with a graphical user interface and automated monitoring and control features, allows operators to monitor and control both their satellites and ground systems.

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

The combination of these products provides a complete infrastructure solution to operate a satellite. We have integrated the operation of these products to reduce the system integration time and the software development often needed when combining products from different vendors. This has allowed us to reduce our program development costs and systems delivery schedules for programs recently delivered and for future programs.

Signal Monitoring. SAT offers a range of software products and turnkey systems for communications signal monitoring, including MONICS, a family of scalable products from single site to fully networked multi-site systems for satellite transponder monitoring and interference detection, SAT-DSA, a stand alone interference detection and analysis tool for satellite transponder monitoring, and SIGMON, a turnkey system for monitoring and detecting terrestrial communications, signals, and interference.

Equipment Monitoring and Control. Newpoint offers an integrated suite of products primarily for commercial users, including communications satellite operators, communications satellite users, and general-purpose telecommunications companies. Newpoint has two flagship products: (1) COMPASS/TRUENORTH, which provides distributed monitoring and control of networked communications systems, and (2) MERCURY, a rack-mountable appliance that provides remote monitoring and control of local network nodes and their associated ground equipment.

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

Airborne Communication Systems. Lumistar offers a wide selection of products that process telemetry down-links for the flight test, airborne, and satellite ground station markets. These include board-level, box-level and system-level products for frequency conversion, receiving, diversity combination, modulation/demodulation, bit/frame synchronization, simulation, and test transmitters. Lumistar also incorporates extensive third-party software into their products from board-level drivers to system-level control of device parameters allowing for the efficient integration of our products into larger applications.

Development Services and Systems Integration

We provide expert services, primarily engineering, to support mission-specific requirements for both government and commercial customers. Many of our ground systems contracts include a service component. Depending on the application, the services may include development of software applications that complement or augment our COTS software products, integration of third-party hardware and software, and/or custom software development. We also provide post-delivery warranty and maintenance service for most of our standalone and turnkey systems. We believe that our expertise and experience in satellite systems and operations, computer software and hardware, engineering/mathematical analysis, and end-user applications allow us to provide ground systems that exceed traditional expectations for system performance, cost, and implementation schedule. Our experience combined with our innovative COTS software products and software tools can reduce the risk of delays, cost overruns, and lead time associated with ground systems development.

Our Customers

In general, there are four major applications for satellites: communications; military and intelligence; remote sensing; and scientific research. We have serviced customers in each of these markets. We believe that the combination of our proven products and our strength as a systems integrator enables us to serve our customers product needs as well as to provide total system solutions.

Commercial Communications Satellites. We provide satellite command and control products and systems for a variety of communications satellites. One of the principal advantages that our EPOCH products offer in the commercial sector is the ability to operate fleets of satellites from multiple vendors. We believe that this capability allows operators to reduce costs by consolidating their control centers and using a single software package to operate their satellite fleet. We also provide payload monitoring systems and software to satellite operators for monitoring quality of service and identification of interfering signals. Our ground equipment monitor and control software is also used by satellite operators to control the ground equipment in the control center and remote equipment sites. We also provide satellite signal processing hardware, primarily for military systems, to process satellite signals to and from command and control systems.

Our products are currently used to operate communications satellites from most of the major satellite manufacturers, including The Boeing Company, Lockheed Martin Corporation, Space Systems/Loral, Orbital Sciences Corporation, EADS Astrium, Thales Alenia Space, and Mitsubishi Electric Corporation. Our fixed satellite service provider customers include Intelsat S.A., SES S.A., Echostar Corporation, Telesat Holdings Inc., Measat Satellite Systems Sdn. Bhd., Asia Satellite Telecommunications Company Limited, Satélites Mexicanos, S.A. de C.V. Singapore Telecommunications Limited, Sirius XM Radio Inc., Sky Perfect JSAT Corporation, Broadcasting Satellite Systems Corporation, and others. All of these operators have purchased our products to operate all or part of their fleets of geosynchronous earth orbit (“GEO”) communications satellites.

Military and Intelligence Applications. We are a leading provider of command and control products for U.S. military and intelligence communications satellites and provide ground systems software and equipment for multiple U.S. DoD programs. Our products are used extensively in U.S. Air Force satellite control systems. Our customers include major aerospace corporations such as Lockheed Martin Corporation, Boeing Satellite Systems, Inc., Honeywell International, Inc., Northrop Grumman Corporation, and Raytheon Company. These customers subcontract to us to provide a portion of their solution or they purchase our products and then integrate them into satellite ground systems that they are delivering to the U.S. government.

We also sell and contract directly to the DoD. The U.S. Air Force is our largest single customer, providing 55% of our 2010 consolidated revenues through prime contracts or subcontracts. We are the prime contractor for the U.S. Air Force Space and Missiles System Center (“SMC”) Command and Control Systems—Consolidated (“CCS-C”) contract. Under this contract we provide the U.S. Air Force with a common core satellite command and control system, operating legacy DSCS and Milstar satellites. We recently delivered Wideband Global SATCOM satellites, along with future Advanced EHF satellites. Additionally, we are the prime contractor for the

Rapid Attack Identification, Detection, and Reporting System (“RAIDRS”) Block 10 Program counterspace system acquisition for SMC on behalf of Air Force Space Command.

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

Remote Sensing and Meteorology. We build command and control systems as well as payload and image data processing systems for meteorological satellites. Since our inception, we have provided ground systems for the NOAA, including both their Geostationary Operational Environmental Satellite (“GOES”), and Television Infrared Observational Satellite (“TIROS”) programs. Our systems support mission operations, instrument data processing, simulation and flight software validation, and constitute the complete command and control system for the U.S. Air Force Defense Meteorological Satellite Program (“DMSP”), whose operations were transitioned to civilian control under NOAA’s aegis. We have provided command and control systems to the European Organization for the Exploitation of Meteorological Satellites for their METOP satellite program.

High-performance ground systems are required to support earth resource satellites that provide military and civilian customers with accurate image data. We provide such ground system equipment to GeoEye and Digital Globe and GeoEye (formerly Space Imaging/EOSAT) and other operators.

Scientific Research. We support a variety of diverse and complex scientific missions and were selected by The Johns Hopkins University Applied Physics Laboratory (“APL”) to support the first NASA Discovery Mission, the Near Earth Asteroid Rendezvous Program (“NEAR”). NEAR was the first in a series of low-cost, small-planet exploratory missions designed to gather data about asteroids in the solar system. APL chose us to provide our command and control products for the Timed, Contour, Stereo and Messenger, and Horizon science satellites. Our EPOCH IPS products formed the core of the mission’s command and control ground systems and also supported the spacecraft integration and test.

The National Space Organization of the Republic of China (Taiwan) selected us to provide a complete multi-mission command and control system for their FORMOSAT series of satellites. We also support small satellite missions in the United States such as Orbital Sciences Corporation’s SeaStar and Microlab programs.

Strategic Growth Initiatives

Management has developed a strategic growth program keyed both to growing our core satellite and test range ground systems command and control and associated RF and digital communications products and to adding new capabilities and applications by acquiring specifically targeted product and development-oriented companies. Our growth program envisions expanding the footprint of the satellite ground station to include such areas as space and ground situational awareness, SATCOM systems and networks, communication links, satellite payload control, mission planning, satellite communication networks, and others.

Marketing

We operate in highly competitive markets. As such, our success depends, in part, upon our ability to differentiate Integral Systems’ unique value to the customer in marketing our products and services. In support of our strategic growth program, our marketing team works closely with our business development and product development organizations to increase awareness of Integral Systems’ family of companies through a mix of media relations, investor outreach, advertising, trade show participation, and conference speaking engagements.

We continue to engage senior management, business area managers, and senior technical staff to develop and execute marketing plans, prepare and present proposals, collect marketing information dealing with current and future programs for existing and potential customers, and develop a network of industry marketing contacts through contract performance, informal briefings, participation in industry organizations and through published literature, industry-client, and multi-client studies.

We will continue to seek business we believe to be of long-term benefit based on considerations such as technical sophistication, favorable market positioning, and potential product spin-offs. Our marketing strategy capitalizes on and underscores our product mix, which is highly adaptable to marketplace growth and customer preferences.

Research and Development (“R&D”)

We believe that investment in R&D is important to our continued success. Part of our strategy is to understand the changing needs of our customers and then to be prepared to meet those needs as they arise through the development of new programs or new program functions. We conduct R&D efforts to sustain and advance our technology base, to gain a competitive advantage, and to secure new contracts. Our efforts are more oriented to development than to research in a scientific sense, and we seek to leverage commercially available products when possible. Through these investments, we seek to increase revenues during Fiscal Year 2011 and beyond. Expenditures for R&D totaled approximately $10.1 million, $4.6 million, and $3.2 million for Fiscal Years 2010, 2009, and 2008, respectively. We anticipate making similar R&D investments at increased levels in the future to create new and improved products in support of our strategic growth initiatives.

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

Our Military & Intelligence Group customers typically require ongoing development efforts to integrate new satellites, provide technology refresh, and development for new requirements. To address the unique requirements relating to the U.S. government, we seek to provide our customers with all of the necessary services required for mission success including program management, systems engineering and integration, software development, security engineering, and operations and maintenance support. In addition, to meet government program management and security requirements, we offer accredited EVMS, CMMI Level 3 management and engineering processes, Defense Security Services accredited facilities, and employees with appropriate security clearances.

Revenues from U.S. government contracts are derived from a combination of contracts with the U.S. government and subcontracts with other companies that have prime contracts with the U.S. government. Our U.S. government customers include the DoD and civilian and classified government agencies. Specifically, our direct government customers (with respect to which our contracts are directly with the U.S. government) include the U.S. Air Force, NOAA, The Jet Propulsion Laboratory, Sandia National Laboratory, and APL. We also have subcontracts with major aerospace corporations that support the U.S. government, including Lockheed Martin Corporation, Northrop Grumman Corporation, and The Boeing Company.

For Fiscal Years 2010, 2009, and 2008, approximately 72%, 79%, and 82%, respectively, of our revenues were derived from prime contracts or subcontracts funded by the U.S. government.

The U.S. Air Force represented 55%, 75%, and 53%, of our revenues for Fiscal Years 2010, 2009, and 2008, respectively, through prime contracts or subcontracts. Changes affecting this customer’s capacity to do business with us could have a material adverse effect on us or our prospects. We expect a significant amount of our revenue for Fiscal Year 2011 to continue to be derived from Air Force contracts and subcontracts since we have two large Air Force contracts with the SMC that are scheduled to continue earning significant revenue in Fiscal Year 2011. Under one contract, we are leading a team of subcontractors, on behalf of the Air Force Space Command, in building a system intended for global satellite communications interference detection and geolocation. The system will assist U.S. owned, operated, or used space systems through delivery of a suite of RF interference sensors, geolocation equipment, and centralized control. Under another significant contract, we are leading a team of subcontractors to provide a common core, consolidated command and control system for the military’s legacy, new, and future communication satellites, including legacy DSCS and Milstar satellites, new Wideband Global SATCOM satellites, and future Advanced EHF satellites.

U.S. government contracts are awarded in accordance with the Federal Acquisition Regulation. These procurements may, but do not necessarily, involve the solicitation of competitive proposals. If competitive proposals are solicited, the U.S. government contracts are awarded through a rigorous source selection process. Upon award of a contract, the U.S. government may or may not negotiate or fully fund the total potential value of the contract and all its options.

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

Our Military & Intelligence Group cost-plus contracts are driven by pricing based on cost incurred to perform services under contracts with the U.S. government. Cost-based pricing is determined under the Federal Acquisition Regulation, which provide guidance on the types of costs that are allowable in establishing prices for goods and services and allowability and allocability of costs to contracts awarded by the U.S. government. We have incurred allocable costs that we believe are allowable and reimbursable under our cost-plus-fee contracts, and that are included in our revenue. These costs are subject to audit by the Defense Contract Audit Agency (“DCAA”); therefore, revenue recognized on our cost-plus contracts is subject to adjustment upon audit by DCAA. We established a revenue rate reserve of $6.6 million for costs incurred for which ultimate reimbursement is uncertain. The Incurred Cost Submission (“ICS”) for our Columbia-based government operations has been audited by the DCAA through the Fiscal Year ended September 30, 2005. The ICS for our RT Logic subsidiary has been audited by the DCAA through September 30, 2006. The ICS for our SATCOM Solutions division has been audited by the DCAA through December 31, 2005. Newpoint, SAT, and Lumistar are not currently subject to audits by the DCAA. In addition, we are required to self-report to the U.S. government any overpayments on our U.S. government contracts, and inform the appropriate federal agency inspector general whenever we have credible evidence of a violation of certain federal criminal laws or the civil False Claims Act in connection with our government contracts and subcontracts.

In the fourth quarter of Fiscal Year 2010, the DCAA formally issued a Report on Audit of Post Award Accounting Systems (the “Accounting Systems Audit Report”) that found, as of January 27, 2010, our accounting system to be inadequate and identified certain significant deficiencies in our accounting systems, controls, policies and procedures. As a result of this determination, under the Federal Acquisition Regulation our administrative contracting officers are required to consider, with respect to cost-plus contracts, whether it is appropriate to suspend a percentage of progress payments or reimbursement of costs proportionate to the estimated cost risk to the U.S. government, considering audit reports or other relevant input, until we submit a corrective action plan acceptable to the contracting officers and correct the deficiencies. In addition, in order for us or any other entity to be awarded any new cost-plus contract, the administrative contracting officer must determine that such entity has the necessary operating and accounting controls to be determined “responsible” under the Federal Acquisition Regulation. Up to now, to our knowledge, no progress payments have been suspended, no costs have been denied reimbursement and we are not aware that any contracting officer has determined that we are not “responsible” under the Federal Acquisition Regulation. Further, the DCAA formally issued a letter that approved our Fiscal Year 2010 provisional billing rates in the fourth quarter of Fiscal Year 2010. We do not believe that the issues raised in the Accounting Systems Audit Report have materially adversely affected our business, financial condition or results of operations up to now, and we do not believe that they will have a material adverse impact on our business, financial condition or results of operations in the future. We are working diligently to resolve these accounting deficiencies and believe that they will be successfully resolved. However, the Accounting Systems Audit Report has the potential to materially adversely impact our ability to obtain future cost-plus contracts from the U.S. government, could result in certain payments under existing cost-plus contracts being delayed or suspended, and the DCAA could, as a result of a subsequent audit, reduce the billing rates that it has provisionally approved, causing us to refund a portion of the amounts we have received with respect to cost-plus contracts.

Non-U.S. Government Contracts

We have contracts with commercial and international organizations. For Fiscal Years 2010, 2009, and 2008 approximately 28%, 21%, and 18%, respectively, of our revenues were derived from non-U.S. government contracts. These contracts are typically with commercial satellite operators, satellite manufacturers, aerospace systems integrators, telecommunications companies, and foreign governments. For these Fiscal Years, there was no single commercial customer that accounted for more than 10% of our revenue. As of September 24, 2010, an immaterial amount of our total long-lived assets were located in foreign countries. As of September 25, 2009, 2% of our total long-lived assets were located in foreign countries, and as of September 30, 2008, we had no long-lived assets located in foreign countries.

Some of our commercial contracts are with international organizations. For Fiscal Years 2010, 2009, and 2008 approximately 5%, 12%, and 7%, respectively, of our revenue was derived from international organizations. Various agencies and departments of the U.S. government regulate our ability to pursue business opportunities outside the United States. Exports of space-related products, services, and technical information require licenses granted by the U.S. government. We do not currently have blanket authorization for the export of our products, services, or technical information requiring such licenses, and may not be able to obtain the necessary licenses or approvals on a per transaction basis. We currently have some contracts that are subject to currency fluctuations in foreign markets. The value of these contracts is not material and therefore no currency fluctuation mitigation contracts are presently in place. We may use foreign currency exchange contracts to mitigate currency fluctuation in the future if the volume of this type of business increases.

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

We compete on factors including, among others, pricing, our technical expertise and skilled personnel, our ability to deliver cost-effective solutions in a timely manner, our reputation with customers, and the size and scale of our company.

Backlog and Seasonality

Our estimated backlog is as follows (in millions):

	September 24, 2010	September 25, 2009	September 30, 2008
Outstanding Commitments	$108.4	$67.7	$78.3
General Commitments	82.1	90.5	143.1

Total	$190.5	$158.2	$221.4

Outstanding commitments consist of contracts where we have a firm commitment by the customer to provide specific products and/or services, frequently over an extended period of time. A significant portion of our revenue is derived from contracts and subcontracts funded by the U.S. government, which are subject to the budget and funding process of the U.S. government. During Fiscal Years 2010 and 2009, the timing of receipt of funding increases on our existing contracts and subcontracts with the U.S. government was delayed in comparison to historical timeframes. Furthermore, the award of new contracts and subcontracts with the U.S. government has not occurred within the timeframes initially anticipated.

General commitments consist of contracts that have been awarded to us where our customer has certain contract options that management believes are likely to be exercised in the future. Contract options are our contractual agreement to provide future products or services in the event that the customer exercises those future options. The decrease in general commitments backlog in Fiscal Year 2010 relates primarily to work progressing on some of our large projects in our Military & Intelligence Group segment, which have anticipated funding increases in Fiscal Year 2011 and future Fiscal Years.

Many of our contracts are multi-year contracts with option years, and portions of these contracts are carried forward from one year to the next as part of our contract backlog. Our total contract backlog represents management’s estimate of the aggregate unearned revenues expected to be earned by us over the life of all of our contracts, including option periods. Because many factors affect the scheduling of projects, we cannot predict when revenues will be realized on projects included in our backlog. We anticipate that $36.2 million of our total backlog as of September 24, 2010 will not be realized as revenue within Fiscal Year 2011. In addition, although contract backlog represents only business where we have written agreements with our customers, cancellations, or scope adjustments may occur.

Accordingly, we believe that backlog is not necessarily indicative of future revenues. Our business is cyclical, but it is not seasonal to any significant extent. Our backlog typically is subject to fluctuations from quarter to quarter as existing contracts are renewed or new contracts are awarded.

Raw Materials

We require the use of various raw materials, including racks, chassis, servers, single-board-computers, printed wiring boards, and cable in our assembly processes. These raw materials are used primarily in our Products Group segment. We purchase a variety of manufactured component parts from various suppliers. At times, we concentrate orders among a few suppliers in order to strengthen our supplier relationships and receive quantity discounts. Raw materials and component parts are generally available from multiple suppliers at competitive prices.

We have a cooperation agreement with a French supplier for certain modem systems that we further customize and deliver to our customers. These agreements are subject to termination by either party at any time. To date, the relationship with the supplier is very good. The agreements provide for the support of delivered product in the event of agreement termination. However, an unanticipated termination of the cooperation agreements could be disruptive to our generation of revenues as we would be unable to bid on additional work that depends on these modems.

Proprietary Rights

We regard our products as proprietary trade secrets and confidential information. Generally, we have relied on a combination of common law copyright and trade secret laws, third-party nondisclosure agreements, and other industry-standard methods for protecting ownership of our proprietary software, hardware, and systems. Therefore, our software, hardware, or systems were generally not patented. However, the acquisition of certain technology from the satID acquisition has required that we take steps to maintain certain patents already put in place by QinetiQ. Notwithstanding this general approach, we have engaged the services of a Patent Agent to assist us in the assessment of the patentability of a select number of technologies developed by our employees. This activity is ongoing and we believe it will continue. In spite of these precautions, however, an unauthorized third party could obtain and use information that we consider proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. We believe that we have all necessary rights to market our products, although it is possible that third parties will assert infringement claims in the future.

Employees

As of September 24, 2010, we had approximately 690 full-time employees. Competition for highly skilled employees is intense. We believe that our employees and their knowledge and capabilities are a major asset and that we have been successful in attracting and retaining skilled employees in our core business areas. We believe that our overall relations with our employees are good. None of our employees are covered by collective bargaining agreements.

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

The following table lists the approximate revenues, as a percentage of our total revenues, derived from contracts funded by the U.S. government and by one particular agency of the U.S. government, the Department of the Air Force, for Fiscal Years 2010, 2009, and 2008.

Time Period	Percentage of revenues derived from contracts and subcontracts funded by the U.S. government	Percentage of revenues derived from contracts and subcontracts funded by the Department of the Air Force
Fiscal Year 2010	72%	55%
Fiscal Year 2009	79%	75%
Fiscal Year 2008	82%	53%

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

Some of our U.S. government contracts individually contribute a significant percentage of our revenues. Our two largest contracts with the Department of the Air Force represent approximately 33.1% of our revenues for Fiscal Year 2010 and a small number of other large U.S. government contracts are likely to continue to account for a significant percentage of our revenues in the future. Termination of any of these contracts or our inability to renew or replace these contracts when they expire for any reason could have a material adverse effect on our business, financial condition, or results of operations.

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

•	Our contracts and subcontracts that are funded by the U.S. government are subject to U.S. government regulations.

U.S. government contracts require compliance with various contract provisions and procurement regulations. The adoption of new or modified procurement regulations could have a material adverse effect on our business, financial condition, or results of operations, or increase the costs of competing for or the cost of performing under U.S. government contracts. Any violation of these regulations by us could result in the termination of the contracts, imposition of fines, or exclusion from U.S. government contracting and U.S. government-approved subcontracting for some specific time period.

•	U.S. government audits of our contracts could result in a material charge to our earnings and have a negative effect on our cash position following an audit adjustment.

Our Military & Intelligence Group cost-plus contracts are driven by pricing based on costs incurred to perform services under contracts with the U.S. government. Cost-based pricing is determined under the Federal Acquisition Regulation, which provides guidance on the types of costs that are allowable in establishing prices for goods and services and allowability and allocability of costs to contracts awarded by the U.S. government. We have incurred allocable costs that we believe are allowable and reimbursable under our cost-plus-fee contracts, and that are included in our revenue. These costs are subject to audit by the Defense Contract Audit Agency (“DCAA”), therefore revenue recognized on our cost-plus contracts is subject to adjustment upon audit by DCAA. We have established a revenue reserve of $6.6 million based on the potential risk of unfavorable audit adjustments. The Incurred Cost Submission (“ICS”) for our Columbia-based government operations has been audited by the DCAA through the Fiscal Year ended September 30, 2005. The ICS for our RT Logic subsidiary has been audited by the DCAA through September 30, 2006. The ICS for our SATCOM Solutions division has been audited by the DCAA through December 31, 2005. Unfavorable audit results could result in a material charge to our earnings and have a negative effect on our cash position following an audit adjustment.

•	Our business could be adversely affected by a recent negative audit by the U.S. Government.

In the fourth quarter of Fiscal Year 2010, the DCAA formally issued a Report on Audit of Post Award Accounting Systems (the “Accounting Systems Audit Report”) that found, as of January 27, 2010, our accounting system to be inadequate and identified certain significant deficiencies in our accounting systems, controls, policies and procedures. As a result of this determination, under the Federal Acquisition Regulation our administrative contracting officers are required to consider, with respect to cost-plus contracts, whether it is appropriate to suspend a percentage of progress payments or reimbursement of costs proportionate to the estimated cost risk to the U.S. government, considering audit reports or other relevant input, until we submit a corrective action plan acceptable to the contracting officers and correct the deficiencies. In addition, in order for us or any other entity to be awarded any new cost-plus contract, the administrative contracting officer must determine that such entity has the necessary operating and accounting controls to be determined “responsible” under the Federal Acquisition Regulation. As a result, the Accounting Systems Audit Report has the potential to materially adversely impact our ability to obtain future cost-plus contracts from the U.S. government, could result in certain payments under existing cost-plus contracts being delayed or suspended, and the DCAA could, as a result of a subsequent audit, reduce the billing rates that it has provisionally approved, causing us to refund a portion of the amounts we have received with respect to cost-plus contracts.

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

•	U.S. government spending and mission priorities could change in a manner that adversely affects our future revenue and limits our growth prospects.

Our business depends upon continued U.S. government expenditures on defense programs for which we provide support. These expenditures have not remained constant over time and have been reduced in certain periods. The following could have a material adverse effect on our business, financial condition or results of operations:

•	budgetary constraints affecting U.S. government spending generally, or specific agencies in particular, and changes in available funding;

•	a shift in expenditures away from agencies or programs that we support;

•	changes in U.S. government programs that we support or related requirements;

•

U.S. government shutdowns (such as that which occurred during government fiscal year 1996) or weather-related closures in the Washington, DC area (such as that which occurred in February 2010) and other potential delays in the appropriations process;

•	delays in the payment of our invoices by government payment offices; and

•

changes in the political climate and general economic conditions, including a slowdown of the economy or unstable economic conditions and responses to conditions, such as emergency spending, that reduce funds available for other government priorities.

The DoD is one of our significant clients and cost cutting, including through consolidation and elimination of duplicative organizations and in-sourcing, has become a major initiative for the DoD. If defense spending continues to be reduced, our existing contracts or our ability to win additional defense contracts would likely be affected, which could have a material adverse effect on our business, financial conditions, and results of operations.

•	There may be a delay in the completion of the U.S. government’s budget process.

On an annual basis, the U.S. Congress must approve budgets that govern spending by each of the federal agencies we support. When the U.S. Congress is unable to agree on budget priorities, and thus is unable to pass the annual budget on a timely basis, the U.S. Congress typically enacts a continuing resolution. A continuing resolution allows government agencies to operate at spending levels approved in the previous budget cycle. When government agencies operate on the basis of a continuing resolution, they may delay funding we expect to receive on contracts we are already performing. Any such delays would likely result in new business initiatives being delayed or cancelled and a reduction in our backlog, and could have a material adverse effect on our business, financial condition and results of operations.

•

We are experiencing delays in the timeframes in which funding increases on our existing contracts and subcontracts with the U.S. government are approved, and in which new contracts with the U.S. government are awarded.

A significant portion of our revenue is derived from contracts and subcontracts funded by the U.S. government and is subject to the budget and funding process of the U.S. government. During Fiscal Year 2010, the timing of receipt of funding increases on our existing contracts and subcontracts with the U.S. government was delayed in comparison to historical timeframes. Furthermore, the award of new contracts and subcontracts with the U.S. government has not occurred within the timeframes initially anticipated. As a result of these delays and the substantial completion of work on several existing contracts, our backlog pertaining to our Military & Intelligence Group has declined since the end of Fiscal Year 2008. Delays in the authorization of funding for our existing contracts and subcontracts funded by the U.S. government, and delays in the award of new contracts and subcontracts, could have a material adverse effect on our business, financial condition, and results of operations.

•	We enter into fixed-price contracts that could subject us to losses in the event that we have cost overruns.

Many of our contracts are for a fixed price and can subject us to substantial risks relating to unexpected cost increases and other factors outside of our control. Our revenues on fixed-price contracts are generally recognized on a percentage-of-completion basis and we calculate an estimate of completion to determine revenue for each fixed-price project. As a result, contract price and cost estimates on fixed-price contracts are reviewed periodically as the work progresses, and adjustments are reflected in income in the period when the estimates are revised. We may fail to anticipate technical problems, estimate costs accurately, or control costs during performance on a fixed-price contract. Any of these failures may reduce our profit or cause a loss under our government and commercial contracts.

•	Financial difficulties experienced by our commercial customers may adversely affect our ability to collect payments on our commercial contracts.

Many companies are experiencing financial difficulty in the current economic environment. We are experiencing delays in the receipt of payment from some of our contracts and our customers may experience financial difficulty, which could adversely affect our ability to collect payment on our commercial contracts. Delays in payments can adversely affect our cash flows and our results of operations. In addition, if commercial customers become unable to pay us, non-payments could exceed our allowance for doubtful accounts, which is based on our best estimate of the amount of probable credit losses. If that occurs, our business, financial condition, and results of operations could be materially, adversely affected.

•	Our commercial contracts are subject to competition, strict performance obligations, and other requirements.

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

We will continue to look for complementary businesses to acquire so that we can strengthen and expand our core business; however, we may not be able to find any attractive candidates or favorable acquisition terms proposed by potential acquisition candidates. We may compete with other companies for these acquisition candidates, which may make an acquisition more expensive for us. Instability in the U.S. securities markets and volatility in our stock price may make acquisitions with our stock more expensive. If we seek to fund acquisitions with borrowed funds, we may not be able to obtain such funds on favorable terms or at all, in light of the current difficulties in the credit markets and in light of the covenant defaults on our credit facility. If we are unable to identify and acquire suitable candidates, we may not be able to expand beyond the growth that we have experienced in the past several fiscal years. Accordingly, our acquisition strategy may not improve, and could possibly weaken, our overall business, financial condition, and results of operations.

•	We may not achieve the benefits we anticipate from acquisitions that we complete, and we may experience integration difficulties and increased costs related to our acquisitions.

We also face additional risks related to our acquisition strategy, including the risk that we may not realize cost efficiencies, synergies or other anticipated benefits of our acquisitions and the risk that we may not successfully integrate the acquired business into our business. In particular, we may fail to successfully integrate, or otherwise achieve the anticipated benefits from the companies we have recently acquired, including CVG, Incorporated, and its subsidiary Avtec Systems, Incorporated, and certain assets of Sophia Wireless, Inc., which could have a material adverse effect on our business, financial condition, and results of operations.

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

For Fiscal Year 2010, approximately 12% of our revenue was derived from our international operations. Conducting business in countries outside the United States carries additional managerial, operational, legal, and political risks. These operations are vulnerable to changes in government regulations and telecommunications standards, tariffs or taxes, and other trade barriers. Our agreements relating to foreign operations may be enforceable only in foreign jurisdictions, which could make it difficult for us to enforce our rights.

We currently have several contracts that are subject to currency fluctuations in foreign markets. The value of these contracts is not material. To mitigate currency fluctuation, we may periodically use foreign currency exchange contracts. If we enter into these types of contracts in the future, the limited availability of U.S. currency in certain local markets could prevent a contracting party from making payments to us in U.S. dollars or exchange rate fluctuations could adversely affect our revenues and results of operations. We may not be able to enter into foreign currency exchange contracts to mitigate currency fluctuation in the future or, even if we do enter into such hedging transactions, they may not protect us from currency fluctuations.

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

•	We depend on the services of our key personnel.

Our success depends to a significant degree on our key management personnel, especially the following:

•	Paul G. Casner, Jr., Chief Executive Officer and President

•	Major General (Ret.) H. Marshal Ward, Chief Operating Officer

•	Christopher B. Roberts, Chief Financial Officer and Treasurer

•	R. Miller Adams, General Counsel and Executive Vice President for Corporate Affairs

•	Stuart C. Daughtridge, Executive Vice President and General Manager, Products Group

•	James B. Kramer, Senior Vice President and General Manager, Civil & Commercial Group

•	Robert Wright, Jr., Senior Vice President and General Manager, Military & Intelligence Group

•	Ernest L. Dickens, Jr., Vice President and General Manager, Integral Systems Services Solutions (“IS3”)

The loss of any one of these key management personnel could have a material adverse effect on our business, financial condition, or results of operations. We have employment agreements with Major General (Ret.) H. Marshal Ward, R. Miller Adams, and Stuart C. Daughtridge. We do not maintain key man life insurance policies on any members of management.

•	We depend upon intellectual property rights and risk having our rights infringed.

Much of our business is derived from work product, software programs, designs, algorithms, methodologies, and other information that we have privately developed. We have generally not sought patent protection for our software, hardware, and systems. Although we seek to protect our intellectual property with a combination of common law and registered trademarks and copyrights, and software license and confidentiality agreements with third parties, these measures may not prevent unauthorized disclosure or use of our technical knowledge, practices, or procedures. There is also no guarantee that others may not independently develop similar knowledge, practices, or procedures. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. Moreover, we do not have confidentiality agreements with all of our employees. Disclosure or loss of control over our privately developed information could have a material adverse effect on our business, financial condition, or results of operations. We may also be subject to litigation to defend against infringement claims. Any litigation with respect to our intellectual property rights would be costly and could divert management’s attention, either of which could have a material adverse effect on our business, financial condition, or results of operations. Adverse determinations in litigation involving our intellectual property could:

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

•

We have substantial investments in recorded goodwill as a result of our acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.

Goodwill accounts for approximately $71.8 million, or 33.0% of our recorded total assets as of September 24, 2010. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test involves the application of valuation methods which require judgment regarding the appropriate inputs and assumptions and results in our best estimate of the fair value of a reporting unit. As with any estimate, inputs and assumptions can be subject to varying degrees of uncertainty. Principally, a decrease in the expected cash flows for a reporting unit or changes in market conditions may indicate potential impairment of recorded goodwill. If our goodwill were to become impaired, this could require substantial write-downs and could materially adversely affect our results of operations and financial condition.

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

The recent global economic crisis has caused extreme volatility in global financial markets, increased rates of default and bankruptcy, and has impacted consumer spending levels. These macroeconomic developments could adversely affect our business, operating results, or financial condition. Current and potential customers, including foreign governments, may delay or decrease spending on our products and services as their businesses and/or budgets are impacted by global economic conditions.

•

Failures in our internal controls and disclosure controls and procedures could lead to material errors in our financial statements and cause us to fail to meet our reporting obligations. If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results or prevent fraud, which could have a material adverse effect on our operations, investor confidence in our business, and the trading prices of our securities.

Effective internal controls are necessary for us to provide reliable financial reports. Such controls are designed to provide reasonable, not absolute, assurance that we are providing reliable financial reports. If such controls fail to operate effectively, this may result in material errors in our financial statements. We have had and continue to have material weaknesses in internal control over financial reporting. The deficiencies in our system of internal controls over financial reporting require remediation efforts, which have been and will likely continue to be costly. Failure to remediate such deficiencies or to implement required new or improved controls could lead to material errors in our financial statements, cause us to fail to meet our reporting obligations, and expose us to government investigation or legal action. Any of these results could cause investors to lose confidence in our reported financial information and could have a negative effect on the trading price of our common stock.

•	Future events of Default under our Credit Agreement could have a material adverse impact on our business, financial condition, results of operations and cash flow.

The Credit Agreement among us, certain of our subsidiaries, the lenders from time to time party thereto, and Bank of America N.A. as agent (the “Credit Agreement”) requires us to comply with certain financial covenants, including the maintenance of a maximum leverage ratio, a minimum asset coverage ratio (measured based on the ratio of certain accounts receivable to credit agreement outstandings), and a minimum fixed charge coverage ratio. As of September 24, 2010, we were in default of the financial covenants under the Credit Agreement. A forbearance agreement was subsequently entered into with the Credit Agreement lenders with respect to such financial covenant defaults, and on December 8, 2010, we entered into an amendment and waiver with the Credit Agreement lenders that, among other things, waived all existing financial covenant defaults and set new financial covenant compliance levels for current and future periods. However, there can be no assurance that our performance will result in continued compliance with the financial covenants. If financial covenant defaults occur in the future, our lenders may be less willing to enter into amendments and waivers to cure such defaults, or to continue to extend the credit facility to us. If our lenders terminate our credit facility, force a refinancing or accelerate outstanding loans, or take other actions as a result of a future event of default under our Credit Agreement, this could have a material adverse impact on our business, financial condition, results of operations and cash flows.

•	Failure to sublease our vacant facilities could result in additional losses, which could have an adverse impact on our business, operating results and financial condition.

As part of our relocation to our new corporate headquarters in Columbia, Maryland, we vacated two leased facilities in Lanham, Maryland during the third quarter of Fiscal Year 2009. We have subleased one of the facilities through the end of our lease term in 2015. We anticipate that we will be able to sublease the other Lanham facility by June 2012, and we have recognized a loss for the estimated period of vacancy. We may revise this loss estimate as a result of changes in the potential for a sublease tenant, vacancy rates for comparable space in the vicinity, the time required to sublet the facility, and sublease rates for comparable space in the vicinity from time to time. We will continue to be responsible for all carrying costs of this facility under the operating lease until such time as we can sublease the facility or terminate the applicable lease based on the contractual terms of the lease agreements, and these costs may have an adverse impact on our business, operating results and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

All Integral Systems operations, including those of our subsidiaries, are currently conducted in leased properties. We believe that we have sufficient insurance coverage to protect our properties and assets. All of these facilities are used for general operations, including research and development activities. During the third quarter of Fiscal Year 2009, we relocated our corporate headquarters to Columbia, Maryland from two leased facilities in Lanham, Maryland. We have subleased the 5000 Philadelphia Way, Lanham, MD facility. Subsequent to such relocation, we subleased one of the facilities through the end of our lease term in 2015. We estimate that we will be able to sublease the other Lanham, Maryland facility by June 2012, and we have recognized a loss for the estimated period of vacancy. We may revise this loss estimate as a result of changes in the potential for a sublease tenant, vacancy rates for comparable space in the vicinity, the time required to sublet the facility, and sublease rates for comparable space in the vicinity from time to time. We will continue to be responsible for all carrying costs of this facility under the operating lease until such time as we can sublease the facility or terminate the applicable lease based on the contractual terms of the lease agreements.

The following table describes the location, square footage and lease expiration of our existing leased facilities:

LOCATION	SIZE (Approximate Square Footage)	EXPIRATION DATE	RELATED OPERATION
Integral Systems, Inc. 6721 Columbia Gateway Drive Columbia, MD 21046	131,451	March 31, 2020	Civil & Commercial Group, Military & Intelligence Group, and Corporate Support Services

Integral Systems, Inc. 980 Technology Court Colorado Springs, CO 80915	33,190	May 31, 2017	Military & Intelligence Group

Integral Systems, Inc. 985 Space Center Drive, Suite 350 Colorado Springs, CO 80915	15,491	May 31, 2017	Military & Intelligence Group

Integral Systems, Inc. 15000 Conference Center Drive Chantilly, VA 20151	7,363	April 30, 2011	Military & Intelligence Group

Integral Systems, Inc. 400 North Continental Blvd., Suite 320 El Segundo, CA 90245	2,904	September 30, 2011	Military & Intelligence Group

Integral Systems, Europe S.A.S.Buroparc III Voie 2 31675 Labege Cedex Toulouse, France	4,532	November 30, 2013	Civil & Commercial Group

Integral Systems Europe Limited 8 Queens Court, Third Ave. Gateshead, United Kingdom	3,308	April 30, 2014	Civil & Commercial Group

RT Logic, Inc. 12515 Academy Ridge View Colorado Springs, CO 80921	60,714	June 25, 2021	Products Group

RT Logic, Inc. 8591 Prairie Trail Drive Englewood, CO 80112	11,750	July 31, 2014	Products Group

Integral Systems, Inc. SATCOM Solutions Division 14432 Albemarle Point Place Chantilly, VA 20151	49,344	March 30, 2015	Products Group

Integral Systems, Inc. SATCOM Solutions Division 11800 Sunrise Valley Drive Reston, VA 20191	1,577	October 31, 2015	Products Group

SAT Corporation 321 Soquel Way Sunnyvale, CA 94085	14,896	December 31, 2014	Products Group

LOCATION	SIZE (Approximate Square Footage)	EXPIRATION DATE	RELATED OPERATION
Newpoint Technologies, Inc. Three Perimeter Road, Unit #10 Manchester, NH 03103	6,530	September 30, 2011	Products Group

Lumistar, Inc. 5870 El Camino Real Carlsbad, CA 92008	9,979	April 30, 2013	Products Group

Integral Systems, Inc. 5000 Philadelphia Way Lanham, MD 20706	58,700	October 31, 2015	Subleased

Integral Systems, Inc. 5200 Philadelphia Way Lanham, MD 20706	25,274	October 31, 2015	Vacated

TOTAL LEASED SPACE	437,003

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ISYS.” The following table sets forth, for the quarters indicated, the high and low sales price of our common stock. We did not declare any dividends during Fiscal Years 2010 or 2009.

	High	Low
2010 Fiscal Year
Fourth Quarter	$8.25	$6.13
Third Quarter	$10.25	$5.93
Second Quarter	$10.24	$7.28
First Quarter	$9.45	$6.68

2009 Fiscal Year
Fourth Quarter	$9.45	$6.09
Third Quarter	$9.00	$6.63
Second Quarter	$14.02	$7.47
First Quarter	$24.57	$8.67

As of November 26, 2010, there were approximately 1,297 holders of record or beneficiaries of our common stock.

Dividends

On December 5, 2007, our Board of Directors made a determination to cease the payment of dividends for the foreseeable future beginning with Fiscal Year 2008 in order to maximize the Company’s ability to invest in future R&D, marketing, and business development efforts and strategic acquisition efforts that, in the Board of Director’s opinion, will result in a greater return for our shareholders. Under our Credit Agreement, the payment of cash dividends is prohibited unless we obtain the consent of the majority of the lenders under the Credit Agreement . As we contemplate these strategic efforts to grow the Company, the Board will continue to evaluate the most effective measures that it can take to maximize shareholder value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Stock Performance Graph

The following line graph compares cumulative total stockholder returns for the period from September 30, 2004 through September 24, 2010 for (1) our common stock; (2) the NASDAQ Computer & Data Processing Services Stock; and (3) the NASDAQ Market Index—U.S. The graph assumes an investment of $100 on September 30, 2004, and includes reinvestment of dividends. The performance shown is not necessarily indicative of future performance.

Share Repurchase

None.

Equity Compensation Plans

The information required by this item relating to equity compensation plans is incorporated by reference from the information in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock-holder Matters” in this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data for the Fiscal Years ended September 24, 2010, September 25, 2009, and September 30, 2008, 2007, and 2006. The financial data has been derived from our consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements and notes thereto presented elsewhere herein. See “Item 1A. Risk Factors”, “Item 8. Financial Statements and Supplementary Data”, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Years Ended
	September 24, 2010	September 25, 2009	September 30,
			2008	2007	2006
	(in thousands, except for per share data)
Statement of Operations Data:
Revenue	$177,895	$159,933	$160,170	$128,654	$116,531
Gross profit	68,606	53,784	61,998	42,346	37,809
Income (loss) from operations	(1,485)	103	25,096	16,892	17,556
Net income (loss)	$(2,396)	$1,105	$18,174	$12,826	$12,339

Cash dividends declared per common share[1]	$—	$—	$—	$0.14	$0.10
Income (loss) from continuing operations per share:
Basic[1]	$(0.14)	$0.06	$1.02	$0.58	$0.57
Diluted[1]	$(0.14)	$0.06	$1.01	$0.58	$0.56
Weighted average number of common shares:
Basic[1]	17,498	17,317	17,813	21,968	21,782
Diluted[1]	17,498	17,370	18,008	21,986	22,008

1	For all periods presented, per share amounts have been adjusted to reflect the 2:1 stock split effected on August 25, 2008.

	As of September 24, 2010	As of September 25, 2009	As of September 30,
			2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,625	$5,698	$15,026	$23,894	$24,659
Working capital	12,703	47,208	35,273	39,008	74,716
Total assets	217,821	178,324	147,203	136,061	166,851
Long-term obligations, net of current	4,181	5,163	—	—	—
Stockholders’ equity	$116,524	$115,003	$110,041	$106,547	$142,702

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We apply almost 30 years of experience to provide integrated technology solutions for the aerospace and communications markets. Customers rely on the Integral Systems family of solution providers (Integral Systems, Inc., Integral Systems Europe, Lumistar, Inc., Newpoint Technologies, Inc., RT Logic, and SAT Corporation) to deliver products, systems, and services on time and on budget.

Our expert teams design and deliver innovative solutions combining customized products and services to address the specific needs of our customers. Integral Systems solutions include: command and control, signal processing and data communications, enterprise network management, and communications information assurance. We have developed and we own many of the key technologies used in our solutions. By controlling these pivotal technologies, we believe that we are able to provide solutions at significantly lower risk, lower cost, and on accelerated delivery schedules as compared to our competitors.

Since our founding in 1982, we have supported more than 250 satellite missions for both commercial and government customers who perform communications, science, meteorology, and earth resource applications and our systems are utilized worldwide. Our products support more than 75% of the commercial geostationary satellite operators and support over 85% of U.S. space missions. Integral Systems integrates leading edge technologies, algorithms, and integration processes and a commercial model to bring efficiencies into the government market, which is our largest source of revenue. We believe that our blend of commercial and government customers, mature systems integration methodologies, and mix of software and hardware products positions us for sustained growth.

Effective with the first quarter of our Fiscal Year 2009, it is our practice to close our books and records on the Friday prior to the calendar quarter-end for interim periods, which aligns our financial closing with our business processes. We also changed our Fiscal Year end date to the last Friday of September of each year. Our Fiscal Year 2010 ended on September 24, 2010. We do not believe this change materially affects the comparability of the quarters and twelve month periods presented within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We measure financial performance for each operating segment based on income from operations, which consists of revenue less cost of revenue, which includes intangible asset amortization expense, selling, general & administrative, and research & development.

During the first quarter of 2010, we realigned all three of our segments to capture our Newpoint subsidiary in the Space Communications Systems segment, which has been renamed the Products Group segment. The Commercial Systems segment has been renamed the Civil & Commercial Group segment and now includes the operation that performs work with U.S. government civilian agencies such as National Aeronautics and Space Administration (“NASA”), National Oceanic and Atmospheric Administration (“NOAA”), and The United States Geological Survey (“USGS”). This operation was previously included in the Government Systems segment. The Government Systems segment has been renamed the Military & Intelligence Group segment.

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

Contract Accounting / Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable, and collectability is reasonably assured. We earn revenue from three types of arrangements: (1) contracts that include software, hardware, and engineering services to build satellite ground and communications equipment and systems; (2) software and services (typically post-contract support services (“PCS”); and (3) software only sales. Typically contracts are cost-plus fixed fee or award fee, fixed price, or time and material contracts.

The following table summarizes the percentage of revenues attributable to each contract type for the period indicated:

	Fiscal Years Ended
Contract Type	September 24, 2010	September 25, 2009	September 30, 2008
Cost-Plus Incentive or Award Fee	27%	41%	44%
Fixed-price	67%	55%	52%
Time and Materials	6%	4%	4%

We recognize software license arrangements that include significant modification and customization of the software in accordance with FASB Accounting Standards Codification™ (“ASC”) 985-605—Software—Revenue Recognition, as amended by ASC 605-35—Revenue Recognition—Construction Type & Production Type Contracts. Such software license arrangements are generally included in our system build revenue, which is recognized using the percentage-of-completion method. Under the percentage-of-completion method, management estimates the percentage of completion based upon the costs incurred as a percentage of the total estimated costs to complete. When total cost estimates exceed revenue, we accrue for the estimated losses immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs.

Incentives and award payments are included in estimated total contract value used in the percentage-of-completion method when the realization of such amounts is deemed probable upon achievement of certain defined goals. Estimates of total contract revenue and costs are continuously monitored during the terms of the contracts and are subject to revision as the contracts progress. When revisions in estimated contract revenue and costs are determined, such adjustments are recorded in the period in which they are first identified. Revenue arrangements entered into with the same customer that are accounted for under ASC 605-35 are accounted for on a combined basis when they: (i) are negotiated as a package with an overall profit margin objective; (ii) essentially represent an agreement to do a single project; (iii) involve interrelated activities with substantial common costs; and (iv) are performed concurrently or sequentially.

When we enter into multiple-element software arrangements, which may include any combination of hardware, software or services, we allocate the total revenue to be earned under the arrangement among the various elements based on their relative fair value. For software, and elements for which software is essential to the functionality, the allocation is based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately, and for software license updates and software support services it is based upon the rates when renewed. There may be cases in which there is VSOE of fair value of the undelivered elements but no such evidence for the delivered elements. In these cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered elements equals the total arrangement consideration less the aggregate VSOE of fair value of the undelivered elements. We have established VSOE on our post contract support services and recognize revenue on this element on a straight-line-basis over the period of performance. We recognize revenue on delivered elements only if: (i) any undelivered products or services are not essential to the functionality of the delivered products or services, (ii) we have an enforceable claim to receive the amount due in the event we do not deliver the undelivered products or services, (iii) there is evidence of the VSOE of fair value for each undelivered product or service, and (iv) the revenue recognition criteria otherwise have been met for the delivered elements. Otherwise, revenue on delivered elements is recognized when the undelivered elements are delivered.

Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus an estimate of the applicable fees earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Revenue for general services or non-software product sales are recognized as work is performed or products delivered and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. Depending on the specific contractual provisions and nature of the deliverable, revenue may be recognized on a straight-line-basis over the service period, on a proportional performance model based on level of effort, as milestones are achieved or when final deliverables/products have been delivered. Revenue arrangements entered into with the same customer that are accounted for under ASC 605-10 are accounted for on a combined basis when they are entered into at or near the same time, unless it is clearly evident that the contracts are not related to one another.

Impairment of Long-Lived Assets

We evaluate the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. We measure impairment based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. The estimates of expected cash flows require us to make significant judgment regarding future periods that are subject to some factors outside our control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in a material charge to the results of operations.

Possible Future Impairment of Goodwill

We have recorded goodwill in connection with our acquisitions of $71.8 million as of September 24, 2010. Goodwill represents the excess of the purchase price over the fair value of current financial assets, property and equipment, and separately reportable intangible assets. The tangible assets, intangible assets, and goodwill acquired are then assigned to reporting units. Goodwill is then tested for impairment at least annually for each reporting unit. Step one of the goodwill impairment test involves comparing the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, no further testing is required. If the carrying value exceeds the fair value, a step two test must be performed. Step two includes estimating the fair value of all tangible and intangible assets (including intangible assets that may not be reflected on the Company’s books). The fair value of goodwill is then estimated by subtracting the fair value of tangible and intangible assets from the fair value of total assets determined in step one. The goodwill impairment is the excess of the recorded goodwill over the estimated fair value of goodwill.

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

Effective August 5, 2009, we changed the date of our annual goodwill impairment testing to the first day of the fourth quarter. Based on the impairment test conducted as of June 26, 2010, we had one reporting unit, Lumistar, for which the goodwill has been determined to be at risk (i.e., there is a reasonable possibility that the reporting unit might fail a future step one impairment test). The estimated fair value of equity of the Lumistar reporting unit as of June 26, 2010 was 9.3% higher than carrying value. Accordingly, a step two impairment test was not performed to determine the amount of the goodwill impairment. The amount of goodwill allocated to this reporting unit was $10.3 million.

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

We acknowledge the uncertainty surrounding the key assumptions that drive the estimated fair value of the Lumistar reporting unit. Any material negative change in the fundamental outlook for the Lumistar reporting unit, its industry or the capital market environment could cause the reporting unit to fail step one. Accordingly, we will be monitoring events and circumstances each quarter (prior to the annual testing date) to determine whether an additional goodwill impairment test should be performed. If the Lumistar reporting unit were to fail the step one test, the goodwill impairment would be the difference between the fair value of the reporting unit and its carrying value. We reviewed the internal and external factors affecting the fair value of the Lumistar reporting unit as of September 24, 2010. Based on this review, we did not identify any indication of a decline in fair value from June 26, 2010, and we have concluded that no further impairment testing was deemed necessary as of September 24, 2010.

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

To the extent we are not aware of the deterioration in our customers’ financial condition in the period it occurs, or to the extent we overestimate our customers’ ability to pay, the amount of bad debt expense recognized in a given reporting period will be impacted.

Deferred Income Taxes

We recognize a deferred tax asset or liability for the estimated future tax effects attributable to temporary differences as well as the effects of any net operating loss carryforwards and tax credits that may be utilized to reduce future taxes payable. Deferred tax assets and liabilities are measured using the currently enacted tax rates, and future tax rate changes are not anticipated. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including past operating results, the reversal of temporary differences, the forecasts of future taxable income from operations and investments, and ongoing feasible and prudent tax planning strategies. These assumptions require management judgment and are updated periodically based on current business conditions which affect us and overall economic conditions and are consistent with estimates being used to manage the business. If it is determined more likely than not that a deferred tax asset will not be realized, we record a valuation allowance to reduce net deferred tax assets to the amount that is more likely to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination is made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would decrease income in the period such determination is made.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13—Revenue Arrangements with Multiple Deliverables, which amends ASC 605—Revenue Recognition. This requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in Fiscal Years beginning on or after June 15, 2010, with earlier application permitted. The impact of adopting this guidance is not expected to result in a material change to our consolidated financial statements.

In October 2009, the FASB ratified ASU 2009-14—Applicability of AICPA Statement of Position 97-2 to Certain Arrangements that Include Software Elements, which amends ASC 985-605, Software—Revenue Recognition, such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in Fiscal Years beginning on or after June 15, 2010, with earlier application permitted. The impact of adopting this guidance is not expected to result in a material change to our consolidated financial statements.

Fiscal Year 2011 Outlook

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

A significant portion of our revenue is derived from contracts and subcontracts funded by the U.S. government, which are subject to the budget and funding process of the U.S. government. During Fiscal Year 2010, the timing of receipt of funding increases on our existing contracts and subcontracts with the U.S. government was delayed in comparison to historical timeframes. Furthermore, the award of new contracts and modifications to existing contracts with the U.S. government has not occurred within the timeframes initially anticipated. However, despite these delays, and the substantial completion of work on several existing contracts, our backlog has increased since the end of Fiscal Year 2009. Proposed acquisition reforms in the U.S. Department of Defense are likely to increase competition in the areas in which our products and services are used, which may extend procurement cycles and tend to reduce profit margins, but the trend toward increased use of COTS and outsourcing of services may provide growth opportunities for us.

Fiscal Year 2011 results are anticipated to be improved over Fiscal Year 2010 due to an increase in revenue from our SATCOM Solutions division, new or expanded contract awards that were awarded at the end of Fiscal Year 2010, increased product sales, and lower operating expense as a percent of sales. We anticipate lower gross margins in Fiscal Year 2011 compared with Fiscal Year 2010, due to a shift in revenue to lower margin products, and the impact of continued investment in operating expenditures and capital expenditures to establish Integral Systems Service Solutions (“IS3”). We estimate that annual revenue will increase between 16 and 18 percent above Fiscal Year 2010 revenue, which includes the impact of anticipated revenue from SATCOM Solutions for the full Fiscal Year. Earnings are expected to benefit from ongoing efforts to reduce operating expenses. However, our gross margin will come under pressure from increased competition and smaller overall markets, resulting from slow economic growth and the forecasted decline in the U.S. government budget.

Results of Operations

	Fiscal Year Ended			Favorable (unfavorable)
	September 24, 2010	September 25, 2009	September 30, 2008 [1]	Fiscal 2010 Compared to Fiscal 2009	Fiscal 2009 Compared to Fiscal 2008
	(in thousands)
Revenue:
Military & Intelligence:
Contract revenue	$62,632	$78,041	$77,805	$(15,409)	$236
Software maintenance revenue	1,500	1,416	1,339	84	77

Total Military & Intelligence	64,132	79,457	79,144	(15,325)	313
Civil & Commercial:
Contract revenue	20,072	17,939	18,112	2,133	(173)
Software maintenance revenue	4,608	3,679	2,204	929	1,475

Total Civil and Commercial	24,680	21,618	20,316	3,062	1,302
Products Group:
Contract revenue	53,692	42,972	51,341	10,720	(8,369)
Software maintenance revenue	9,596	6,925	5,463	2,671	1,462
Product revenue	34,065	18,951	14,405	15,114	4,546

Total Products Group	97,353	68,848	71,209	28,505	(2,361)
Elimination of intersegment sales	(8,270)	(9,990)	(10,499)	1,720	509

Total revenue	$177,895	$159,933	$160,170	$17,962	$(237)

Cost of revenue:
Military & Intelligence:
Contract & software maintenance	$47,182	$62,897	$56,314	$15,715	$(6,583)
Civil & Commercial:
Contract & software maintenance	15,632	16,085	13,990	453	(2,095)
Products Group:
Contract & software maintenance	35,842	27,908	30,426	(7,934)	2,518
Product cost of revenue	18,903	9,249	7,941	(9,654)	(1,308)

Total Products Group	54,745	37,157	38,367	(17,588)	1,210
Elimination of intersegment cost	(8,270)	(9,990)	(10,499)	(1,720)	(509)

Total cost of revenue	$109,289	$106,149	$98,172	$(3,140)	$(7,977)

Gross profit:
Military & Intelligence	$16,950	$16,560	$22,830	$390	$(6,270)
Gross Margin	26.4%	20.8%	28.8%
Civil & Commercial	9,048	5,533	6,326	3,515	(793)
Gross Margin	36.7%	25.6%	31.1%
Products Group	42,608	31,691	32,842	10,917	(1,151)
Gross Margin	43.8%	46.0%	46.1%

Total gross profit	$68,606	$53,784	$61,998	$14,822	$(8,214)

Gross Margin	38.6%	33.6%	38.7%
Operating expense:
Military & Intelligence	$17,138	$20,177	$16,645	$3,039	$(3,532)
Civil & Commercial	8,405	5,615	3,769	(2,790)	(1,846)
Products Group	44,548	27,889	16,488	(16,659)	(11,401)

Total operating expense	$70,091	$53,681	$36,902	$(16,410)	$(16,779)

Operating income (loss):
Military & Intelligence	$(188)	$(3,617)	$6,185	$3,429	$(9,802)
Operating margin	-0.3%	-4.6%	7.8%
Civil & Commercial	643	(82)	2,557	725	(2,639)
Operating margin	2.6%	-0.4%	12.6%
Products Group	(1,940)	3,802	16,354	(5,742)	(12,552)
Operating margin	-2.0%	5.5%	23.0%

Total operating income (loss)	$(1,485)	$103	$25,096	$(1,588)	$(24,993)

Operating margin	-0.8%	0.1%	15.7%
Other income (expense), net	(1,211)	(31)	211	(1,180)	(242)
Income (loss) before income taxes	(2,696)	72	25,307	(2,768)	(25,235)
Provision (benefit) for income taxes	(300)	(1,033)	7,133	(733)	8,166

Net income (loss)	$(2,396)	$1,105	$18,174	$(3,501)	$(17,069)

Fiscal Year Ended September 24, 2010 (Fiscal Year 2010) Compared To Fiscal Year Ended September 25, 2009 (Fiscal Year 2009)

Revenue

Consolidated revenue increased from $159.9 million in Fiscal Year 2009 to $177.9 million in Fiscal Year 2010. The increase in revenue was realized from the Product Group and the Civil & Commercial Group, offset by a decrease from the Military & Intelligence Group. An analysis of our revenues by segment is as follows:

Military & Intelligence Group revenue was $64.1 million in Fiscal Year 2010, a decrease of $15.4 million, or 19.3%, compared to $79.5 million in Fiscal Year 2009. In Fiscal Year 2010, our Military & Intelligence Group segment represented 36.1% of total revenue, compared to 49.7% in Fiscal Year 2009. In Fiscal Year 2010 compared to Fiscal Year 2009, Military & Intelligence Group: (1) contract revenue decreased $6.9 million due to a decrease in level of effort, lower estimated cost reimbursable rates, and the delay in the timing of the finalization of current and future year work scope on an existing contract with the United States Air Force; (2) contract revenue relating to a subcontract with the United States Air Force for which the work scope has been completed decreased $6.1 million; and (3) contract revenue relating to an existing contract with the United States Air Force decreased $4.3 million due to a decrease in the estimated award fee, the utilization of significant equipment in the performance of the work scope in Fiscal Year 2009, and lower estimated cost reimbursable rates. Offsetting these decreases was an increase in contract revenue of $0.4 million relating to increases in work scope on three contracts. Costs incurred on our cost-plus government contracts are subject to audit by the DCAA; therefore, revenue recognized on our cost-plus contracts is subject to adjustment upon audit by the DCAA. During Fiscal Year 2010, we changed the method of allocating certain expenses based on negotiations with the DCAA. Based on this change in methodology, we received provisional billing rates for Fiscal Year 2010. Subsequently, the DCAA indicated that the methodology adopted for the 2010 rates should be applied to the cost incurred rates for Fiscal Years 2008 and 2009 as applied to government contracts. As a result, we recognized a $2.7 million revenue rate reserve in Fiscal Year 2010 for work performed on U.S. government contracts during Fiscal Years 2008 and 2009. During Fiscal Year 2009, we recognized a similar rate reserve in the amount of $3.9 million.

Civil & Commercial Group revenue was $24.7 million in Fiscal Year 2010, an increase of $3.1 million, or 14.2%, compared to $21.6 million in Fiscal Year 2009. In Fiscal Year 2010, our Civil & Commercial Group segment represented 13.9% of total revenue, compared to 13.5% in Fiscal Year 2009. The increase was attributable to a $2.1 million increase from contract services revenue and a $0.9 million increase from software maintenance revenue. In Fiscal Year 2010 compared to Fiscal Year 2009, Civil & Commercial Group: (1) contract revenue increased $7.6 million from new contracts and increases in level of effort from our Command and Control and Civil divisions; (2) contract revenue increased $4.3 million from Integral Systems Europe S.A.S (a) due to the achievement of a milestone on a contract for which revenue was deferred under the terms of the contract, (b) due to the completion of the work scope on two contracts for which revenue is recognized over the post-contract services period, and (c) due to a new contract award; and (3) contract revenue increased $1.3 million from Integral Systems Limited due to new contract awards. These increases were offset by decreases in contract revenue of $8.8 million relating to work that was completed or for which the level of effort decreased in our Command and Control, Integral Systems Europe S.A.S, and Civil divisions. In addition, contract revenue decreased $3.6 million as a result of a customer that filed for bankruptcy. As a result of the bankruptcy proceedings, we received a notification during the second quarter of Fiscal Year 2010 that all unpaid amounts due to us from this customer will be paid. Therefore we recognized $0.9 million of revenue relating to this customer during the second quarter of fiscal year 2010 that had been earned but deferred. Offsetting this revenue was a decrease in contract revenue of $4.5 million relating to this customer as we were performing work scope under two contracts during Fiscal Year 2009 that did not recur due to the bankruptcy. Software maintenance revenue increased $0.8 million from Integral Systems Europe S.A.S.

Products Group revenue was $97.3 million in Fiscal Year 2010, an increase of $28.5 million, or 41.4%, compared to $68.8 million in Fiscal Year 2009. In Fiscal Year 2010, our Products Group segment represented

54.7% of total revenue, compared to 43.0% in Fiscal Year 2009. The increase was attributable to a $15.1 million increase from product revenue, $10.7 million from contract services revenue, and $2.7 million from software maintenance revenue. In Fiscal Year 2010 compared to Fiscal Year 2009: (1) product revenue increased $6.1 million from the SATCOM Solutions division, which was acquired during the second quarter of fiscal year 2010, $5.1 million from the RT Logic division due to three large orders and an increase in the volume of shipments, $2.1 million from the satID division, which was acquired during the second quarter of fiscal year 2009, $1.6 million from the Lumistar division due to the shipment of several large orders, and $0.2 million from the SAT division; and (2) contract services revenue increased $5.3 million from SAT relating to six new contracts, $6.6 million from the SATCOM Solutions division, $1.5 million from Newpoint due to three new contracts, and $0.4 million from satID. These increases were offset by a decrease in contract services revenue of $3.1 million from our RT Logic division relating to work on three contracts that were completed or for which the level of effort decreased and from a decline in revenue generated from engineering development work. Revenue from software maintenance agreements increased $2.7 million, primarily due to revenue from the RT Logic, SATCOM Solutions, and satID divisions.

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

Gross profit was $68.6 million in Fiscal Year 2010, an increase of $14.8 million, or 27.6%, compared to $53.8 million in Fiscal Year 2009. The increase in gross profit in Fiscal Year 2010 was attributable to all three of our segments. Certain amounts previously classified as cost of revenues pertaining to Fiscal Year 2010 are now presented as selling, general, and administrative expense to be consistent with standard United States government contract accounting practices. This presentation reclassification only pertains to the results for Fiscal Year 2010; the results for Fiscal Year 2009 does not include a similar reclassification as management’s measure of gross profit during Fiscal Year 2009 included the costs that are reclassified for Fiscal Year 2010. If this presentation reclassification had been applied to our results for Fiscal Year 2009, gross profit for Fiscal Year 2009 would have been higher, and the fiscal year-to-fiscal year difference would have been lower. Gross margin for Fiscal Year 2010 was 38.6% compared to 33.6% in Fiscal Year 2009. The increase in gross margin in Fiscal Year 2010 was realized from the Civil & Commercial Group and Military & Intelligence Group segments.

Military & Intelligence Group gross profit was $17.0 million in Fiscal Year 2010, an increase of $0.4 million, or 2.4%, compared to $16.6 million in Fiscal Year 2009. In Fiscal Year 2010 compared to Fiscal Year 2009, Military & Intelligence Group: (1) gross profit from contract revenue was higher by $1.2 million relating to the revenue rate reserve that was recognized in Fiscal Year 2010 compared to Fiscal Year 2009, as discussed above; (2) gross profit increased $1.7 million under two existing United States Air Force contracts noted above due to the change in the classification of a portion of overhead expenses that are now being presented as operating expense and due to the utilization of significant equipment in the performance of the work scope on an existing United States Air Force contract noted above in Fiscal Year 2009, which results in low gross margins; and (3) gross profit from contract revenue increased by $0.6 million relating to increases in work scope on two contracts. Offsetting these increases was a decrease in gross profit from contract revenue by $1.9 million on a subcontract with the United States Air Force for which the work scope has been completed. Gross profit decreased $1.2 million due to an increase in expense relating to providing software maintenance support. Gross margin was 26.4% in Fiscal Year 2009 compared to 20.8% in Fiscal Year 2009. The increase in gross margin was primarily attributable to a lower revenue rate reserve, a shift to higher margin work scope relating to a contract with the United States Air Force, and the reclassification of certain costs of revenues pertaining to Fiscal Year 2010 as selling, general, and administrative expense.

Civil & Commercial Group gross profit was $9.0 million in Fiscal Year 2010, an increase of $3.5 million, or 63.5%, compared to $5.5 million in Fiscal Year 2009. In Fiscal Year 2010 compared to Fiscal Year 2009, Civil & Commercial Group: (1) gross profit from contract revenue increased $3.8 million from new contracts and increases in level of effort on existing contracts from our Command and Control and Civil divisions; and (2) gross profit from contract revenue increased $2.9 million relating to revenue recognized of $0.9 million from a customer that filed for bankruptcy and the reversal of an allowance for bad debt of $1.1 million during Fiscal Year 2010 that was established during Fiscal Year 2009. As a result of the bankruptcy proceedings, we received a notification during the second quarter of Fiscal Year 2010 that all unpaid amounts due to us from this customer will be paid. In addition, gross profit decreased $0.2 million relating to this customer as we were performing under two contracts during Fiscal Year 2009. The increases in gross profit were further offset by: (1) a decrease of $3.0 million in contract services gross profit from our Command and Control and Civil divisions due to work that was completed or for which the level of effort decreased in Fiscal Year 2010; and (2) a $1.0 million decrease in contract services gross profit from Integral Systems Europe S.A.S due to five lower gross profit contracts. Gross profit from software maintenance agreements increased $1.1 million from Integral Systems Europe S.A.S. Gross margin was 36.7% in Fiscal Year 2010 compared to 25.6% in Fiscal Year 2009. The increase in gross margin was primarily attributable to the reversal of the bad debt reserve recognized relating to a customer that filed for bankruptcy in Fiscal Year 2010 that was recognized in Fiscal Year 2009, and the reclassification of certain costs of revenues pertaining to Fiscal Year 2010 as selling, general, and administrative expense.

Products Group gross profit was $42.6 million in Fiscal Year 2010, an increase of $10.9 million, or 34.4%, compared to $31.7 million in Fiscal Year 2009. In Fiscal Year 2010 compared to Fiscal Year 2009, gross profit from product shipments increased by: (1) $0.9 million from the SATCOM Solutions division, which was acquired during the second quarter of Fiscal Year 2010; (2) $1.8 million from RT Logic due to two large orders and an increase in volume of shipments; (3) $1.2 million from the Lumistar division as a result of the shipment of several large orders during Fiscal Year 2010; (4) $0.9 million from the satID division, which was acquired during the second quarter of fiscal year 2009; and (5) $0.2 million from the SAT division. Gross profit from software maintenance agreements increased $2.7 million, primarily from increases in gross profit in the RT Logic, SATCOM Solutions, and satID divisions. Gross profit from contract services increased by $2.8 million from the SAT division primarily from: (1) six new contracts; (2) due to cost incurred in Fiscal Year 2009 relating to the replacement of equipment on a contract for which the work had previously been completed; and (3) due to a contract with a low gross profit performed in Fiscal Year 2009 that did not recur in Fiscal Year 2010. Gross profit from contract revenue increased $0.8 million from the Newpoint division due to four new contracts. Gross profit from contract revenue decreased $1.1 million from the RT Logic division due to a decline in revenue generated from engineering development work and contracts with lower profit. Gross profit from contract revenue decreased $0.2 million from the satID division due to higher than anticipated expenses incurred to complete a contract deliverable. Contract services gross profit from the SATCOM Solutions division was a negative $0.4 million primarily due to low margin contracts and fixed costs that exceeded revenue. Gross profit increased by $1.1 million associated with the reclassification of overhead expense to selling, general, and administrative expense. Gross margin was 43.6% in Fiscal Year 2010 compared to 46.0% in Fiscal Year 2009. The decrease in gross margin is attributable to lower margin results from the SATCOM Solutions division and due to $2.3 million in higher amortization expense of acquired intangible assets in Fiscal Year 2010 compared to Fiscal Year 2009, and the reclassification of certain costs of revenues pertaining to Fiscal Year 2010 as selling, general, and administrative expense.

Operating Expenses

Operating expenses were $70.1 million in Fiscal Year 2010, an increase of $16.4 million, or 30.6%, compared to $53.7 million in Fiscal Year 2009. Included in our operating expenses are the costs incurred by our corporate oversight functions: executive management, accounting and finance, legal, contracts, procurement, and export compliance, human resources, and information technology. In Fiscal Year 2010, we incurred $34.7 million in corporate oversight operating expense, an increase of $4.8 million, or 16.3%, compared to $29.9 million in Fiscal Year 2009. The operating expense of our segments includes an allocation of the corporate operating expense. During the third quarter of Fiscal Year 2009, we relocated our corporate headquarters to Columbia, Maryland from two leased facilities in Lanham, Maryland. We have subleased one of the Lanham facilities through the end of our lease term in 2015. We anticipate that we will be able to sublease the other Lanham facility by June 2012 based on management’s assessment of the real estate market for this location. In Fiscal Year 2009, our estimated sublease date was June 2010. Because of the change in the actual and the estimated sublease dates, the estimated loss for the period of vacancy was increased by $3.8 million during Fiscal Year 2010. During Fiscal Year 2010, we incurred: (1) $3.6 million in expenses incurred by the SATCOM Solutions division; (2) $2.0 million in expenses relating to the launch of our new IS3 line of business; (3) $1.9 million in expenses relating to the satID product line, primarily relating to research and development activities; (4) $1.5 million in legal and technical consulting fees relating to the acquisition of CVG-Avtec and certain assets of Sophia Wireless; (5) integration expense of $0.4 million relating to integration of CVG-Avtec and the Sophia Wireless assets; and (6) $0.2 million in expenses relating to the establishment of Integral Systems Europe Limited in the United Kingdom. In Fiscal Year 2010 compared to Fiscal Year 2009 operating expense increased as follows: (1) facility expense increased by $7.0 million due to expenses related to the Columbia, Maryland facility and idle facility expense, which includes the additional estimated loss for the period of vacancy for our Lanham, Maryland facilities; (2) overhead expense increased by $2.7 million, as a result of the reclassification of certain expenses to selling, general, and administrative expense; (3) research and development and selling expense increased by $2.6 million; and (4) information technology expense increased by $0.9 million as a result of the establishment of a new infrastructure in conjunction with our move to Columbia, Maryland. Offsetting these increases were a decrease in professional services fees by $2.2 million relating to lower accounting fees, a decrease in labor and related expense of $1.9 million, a decrease in professional services fees by $1.2 million associated with infrastructure development projects and compliance related activities incurred during Fiscal Year 2009, and a $0.4 million decrease in legal expenses.

In Fiscal Year 2010, we modified the allocation of selling, general, and administrative expense incurred by our corporate support functions to our three segments to align with standard United States government contract accounting practices. An analysis of our operating expenses by segment is as follows:

Military & Intelligence Group operating expenses were $17.1 million in Fiscal Year 2010, a decrease of $3.1 million, or 15.1%, compared to $20.2 million in Fiscal Year 2009, due to a decrease in corporate allocated expenses of $3.6 million, a $0.4 million decrease in severance, and $0.2 million decrease in labor and related expense, offset by $0.8 million in higher research and development and $0.5 million of overhead expense associated with the reclassification to selling, general, and administrative expense.

Civil & Commercial Group operating expenses were $8.4 million in Fiscal Year 2010, an increase of $2.8 million, or 49.7%, compared to $5.6 million in Fiscal Year 2009, due to higher operations oversight expense relating to our civil agencies operation of $1.5 million primarily relating to business development, research and development expense of $0.6 million, $0.2 million in higher expense incurred relating to Integral Systems Europe Limited in the United Kingdom, which was established in the second quarter of Fiscal Year 2009, $0.2 million of overhead expense associated with the reclassification to selling, general, and administrative expense, and due to an increase in corporate allocated expenses of $0.2 million.

Products Group operating expenses were $44.5 million in Fiscal Year 2010, an increase of $16.6 million, or 59.7%, compared to $27.9 million in Fiscal Year 2009, due to an increase in corporate allocated expenses of $8.2 million, an increase in operating expense of $3.6 million incurred by the SATCOM Solutions division, $1.9 million relating to the satID division, which was acquired in the second quarter of Fiscal Year 2009, $2.1 million of overhead expense associated with the reclassification to selling, general, and administrative expense, $0.3 million relating to an increase in selling expense, and $0.3 million relating to research and development.

Other Income (Expense), Net

Other expense, net was $1.2 million in Fiscal Year 2010, an increase of $1.2 million, compared to $31 thousand in Fiscal Year 2009. The increase is attributable to higher interest expense relating to our outstanding borrowings.

Income Tax Expense

We recorded an income tax benefit of $0.3 million in Fiscal Year 2010 and an income tax benefit of $1.0 million in Fiscal Year 2009. Included in Fiscal Year 2010 is a discrete expense of approximately $0.2 million related to tax return filings in the period that reflected a lower tax benefit than previously recorded. Included in Fiscal Year 2009 were discrete benefits of approximately (1) $0.7 million related to the settlement of our U.S. income tax audit for the years ending September 30, 2003 through 2006; (2) $0.1 million related to tax returns filings in the period that reflected lower tax expense than previously recorded; and (3) $0.2 million relating to a research and development tax credit for expenditures incurred in Fiscal Year 2008. This credit was recognized in the first quarter 2009 due to a retroactive extension of the tax credit passed by Congress in October 2008. The effective tax rates, excluding these discrete adjustments for Fiscal Year 2010 and Fiscal Year 2009 were 17.1% and -9.0%, respectively. The increase in the effective tax rate excluding discrete items was due to (1) a decrease in pre-tax income for the year that impacted the overall effective tax rate; (2) a decrease in the tax credits for research and experimental expenditures from the prior year as Congress had not yet extended the credit as of September 24, 2010 for 2010; and (3) an increase in nondeductible expenses related to the CVG-Avtec acquisition costs. We continued to maintain a valuation allowance in certain foreign jurisdictions where management believes it is not more likely than not that the deferred tax assets will be realized.

Net Income

Net loss was $2.4 million in Fiscal Year 2010 as compared to net income of $1.1 million in Fiscal Year 2009. The decrease in net income is related to the sublease loss estimate recognized relating to our Lanham, Maryland facilities, operating results from our acquired entities, and acquisition related expenses.

Fiscal Year Ended September 25, 2009 (Fiscal Year 2009) Compared To Fiscal Year Ended September 30, 2008 (Fiscal Year 2008)

Revenue

Consolidated revenue decreased slightly from $160.2 million in Fiscal Year 2008 to $159.9 million in Fiscal Year 2009. The decrease in revenue primarily related to the following:

Military & Intelligence Group revenue was $79.5 million in Fiscal Year 2009, an increase of $0.3 million, or 0.4%, compared to $79.1 million in Fiscal Year 2008. In Fiscal Year 2009, our Military & Intelligence Group segment represented 49.7% of total revenue, compared to 49.4% in Fiscal Year 2008. Included in our contract service revenue is a revenue reserve of $3.9 million established in the fourth quarter of Fiscal Year 2009, offset by increases in contract services revenue from performance on contract work. Revenue from our Military & Intelligence Group cost-plus contracts are driven by pricing based on cost incurred to perform services under contracts with the U.S. government. Cost-based pricing is determined under the Federal Acquisition Regulation, which provides guidance on the types of costs that are allowable in establishing prices for goods and services and allowability and allocability of costs to contracts awarded by the U.S. government. We incurred allocable costs that we believe were allowable and reimbursable under our cost-plus-fee contracts, and were included in our revenue. These costs are subject to audit by the DCAA; therefore, revenue recognized on our cost-plus contracts is subject to adjustment upon audit by the DCAA. In late October of 2009, we received an unexpected notice from the DCAA indicating that it was disallowing a majority of our product development costs for reimbursement. This caused us to increase our Fiscal Year 2009 revenue rate reserve for this contingency to $3.9 million based on the potential risk of unfavorable audit adjustment. Audits of our ICS for our Columbia-based government operations have been completed by the DCAA on our contracts and subcontracts through the year ended September 30, 2005.

Increases in our contract services revenue from performance on contract work relate to a $7.6 million increase due to an increase in work scope, the utilization of significant equipment in the performance of the work scope, and level of effort on existing contract work with the United States Air Force. During Fiscal Year 2009, we received a written acknowledgement from a customer that they would seek additional funding for amounts that have exceeded the contract funding on a large United States Air Force contract. This unexpected increase in funding plus increases in work scope resulted in an increase in contract services revenue of $2.3 million on this contract. Offsetting these increases was a decrease of $4.9 million relating to a sub contract with the United States Air Force that was almost complete and $0.9 million relating to several programs that had been completed or that were almost complete.

Civil & Commercial Group revenue was $21.6 million in Fiscal Year 2009, an increase of $1.3 million, or 6.4%, compared to $20.3 million in Fiscal Year 2008. In Fiscal Year 2009, our Civil & Commercial Group segment represented 13.5% of total revenue, compared to 12.7% in Fiscal Year 2008. The increase was attributable to a $1.5 million increase from software maintenance revenue, offset by a $0.2 million decrease in contract services revenue. Revenue from software maintenance agreements increased $0.8 million from our Commercial & Control division, $0.6 million from our Integral Systems Europe S.A.S subsidiary, and $0.1 million from our Civil division. Contract services revenue decreased due to: (1) a decrease in our Civil division revenue of $1.7 million, as a result of several civilian programs that had been completed or that were almost complete; and (2) a decrease in our Command and Control division revenue of $1.9 million, relating to contract services work that was completed or had a decreased level of effort in Fiscal Year 2009 and of $1.0 million relating to two contracts with a customer that filed for bankruptcy. Because of our concern over collection from this customer, we recognized minimal revenue with respect to these two contracts during the third and fourth quarters of Fiscal Year 2009 relating to maintenance services already paid for by the customer. Contract service revenue decreased by $1.3 million from Integral Systems Europe S.A.S. due to several contracts for which we have deferred the recognition of revenue until the post contract support service begins. Offsetting these decreases was an increase in contract services revenue of $5.9 million as a result of three new contracts and increases in level of efforts on several contracts from our Command and Control division.

Products Group revenue was $68.8 million in Fiscal Year 2009, a decrease of $2.4 million, or 3.3%, compared to $71.2 million in Fiscal Year 2008. In Fiscal Year 2009, our Products Group segment represented 43.0% of total revenue, compared to 44.5% in Fiscal Year 2008. The decrease was attributable to an $8.3 million decrease in contract services revenue, offset by a $4.5 million increase from product revenue and a $1.5 million increase from software maintenance revenue. Contract services revenue decreased due to: (1) a $7.4 million decrease from our RT Logic operation due to the near completion of three large contracts that had contributed a significant amount of revenue during Fiscal Year 2008; (2) a decrease of $0.6 million from Newpoint due to a lower volume of product shipments; and (3) a decrease of $0.3 million from SAT because approximately ten contracts had work scope in Fiscal Year 2008, but were completed in Fiscal Year 2009, and no equivalent contracts were awarded during Fiscal Year 2009. Product revenue increased $5.7 million from RT Logic due to seven large contracts completed in Fiscal Year 2009 and $0.4 from SAT due to an increase in volume of product shipments, offset by a decrease of $1.5 million from Lumistar due to a decline in the commercial aircraft industry market as a result of the economy. Revenue from software maintenance agreements increased $1.5 million, primarily due to a $1.2 million increase from RT Logic and $0.2 million from SAT.

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

Gross profit was $53.8 million in Fiscal Year 2009, a decrease of $8.2 million, or 13.2%, compared to $62.0 million in Fiscal Year 2008. The decrease in gross profit in Fiscal Year 2009 was attributable to all of our three segments. Gross margin for Fiscal Year 2009 was 33.6% compared to 38.7% in Fiscal Year 2008.

Military & Intelligence Group gross profit was $16.6 million in Fiscal Year 2009, a decrease of $6.2 million, or 27.5%, compared to $22.8 million in Fiscal Year 2008. The decrease in gross profit resulted from contract services, which is due to: (1) a decrease of $3.9 million relating to the establishment of a revenue reserve, as discussed in “Revenue,”; (2) a decrease of $1.2 million from the near completion of work scope on a sub contract with the United States Air Force; and (3) a decrease of $1.2 million relating to an intelligence program that had a decrease in work scope. In addition, $1.8 million in higher facility expense was incurred in Fiscal Year 2009 due to a loss recognized relating to our Lanham facilities and the new corporate headquarters (see Operating Expense for further details). Offsetting these decreases was an increase in gross profit of $1.7 million relating to increases in work scope and level of effort on existing contract work with the United States Air Force and an increase of $0.5 million relating to the large United States Air Force contract noted above, for which an increase in revenue was realized relating to an increase in work scope and an increase in the funding amount on this contract for certain work. Gross margin was 20.8% in Fiscal Year 2009 compared to 28.8% in Fiscal Year 2008. The decrease in gross margin was primarily attributable to the revenue rate reserve and a shift to lower margin work scope relating to a contract with the United States Air Force.

Civil & Commercial Group gross profit was $5.5 million in Fiscal Year 2009, a decrease of $0.8 million, or 12.5%, compared to $6.3 million in Fiscal Year 2008. Gross profit decreased by $2.3 million from contract services, which was offset by an increase from software maintenance of $1.4 million. Gross profit decreased $2.2 million in our Command and Control division relating to contract services work that was completed or had decreased level of effort in Fiscal Year 2009 and due to two contracts with a customer in our Command and Control division that filed for bankruptcy. Because of our concern over collection from this customer, no revenue was realized with respect to those contracts during our third and fourth quarters of Fiscal Year 2009 and an allowance for bad debt of $1.1 million was established during Fiscal Year 2009. Gross profit decreased $1.0 million relating to five civilian programs that were almost complete. In addition, $0.2 million in higher facility expense was incurred by the Command and Control division in Fiscal Year 2009 due to a loss recognized relating to our Lanham facilities and our corporate headquarters (see Operating Expense for further details). Gross profit from contract services decreased $0.7 million from our Integral Systems Europe S.A.S subsidiary. Offsetting these decreases was an increase in gross profit of $2.7 million from contract services attributable to three new contracts and increases in level of efforts on several contracts from our Command and Control division, as mentioned above. Gross margin was 25.6% in Fiscal Year 2009 compared to 31.1% in Fiscal Year 2008. The decrease in gross margin was primarily attributable to the bad debt reserve recognized relating to a customer that filed for bankruptcy.

Products Group gross profit was $31.7 million in Fiscal Year 2009, a decrease of $1.1 million, or 3.4%, compared to $32.8 million in Fiscal Year 2008. The decrease was attributable to a $5.8 million decrease in contract services gross profit, offset by a $3.2 million increase in from product gross profit and $1.5 million increase in software maintenance gross profit. Contract services gross profit decreased by $3.6 million from our RT Logic operation due to the near completion of three large contracts that had contributed a significant amount of revenue during Fiscal Year 2008 and due to a new contract with a civilian government agency that generated a $0.7 million negative gross profit. In addition, contract services gross profit decreased $0.7 million from SAT due to approximately ten contracts that had work scope in Fiscal Year 2008, but were completed in Fiscal Year 2009, and no equivalent contracts were awarded during Fiscal Year 2009, $0.8 million due to an increase in equipment expense related to contract hardware equipment requirements, and $0.5 million due to expenses incurred in Fiscal Year 2009 relating to the replacement of equipment on a contract for which work had previously been completed. Gross profit from product shipments increased by $3.8 million from RT Logic due to seven large contracts completed in Fiscal Year 2009, offset by a decrease of $0.7 million from Lumistar relating to the decline in revenue and $0.4 million from SAT due to lower margin product shipments in Fiscal Year 2009 compared to Fiscal Year 2008 and a contract on which the cost to deliver the product to a customer located outside of the U.S. was higher than anticipated. Gross profit from software maintenance agreements increased $1.7 million from RT Logic and $0.3 million from SAT. Gross margin was 46.0% in Fiscal Year 2009 compared to 46.1% Fiscal Year 2008.

Operating Expenses

Operating expenses were $53.7 million in Fiscal Year 2009, an increase of $16.8 million, or 45.4%, compared to $36.9 million in Fiscal Year 2008. Included in our operating expenses are the costs incurred by our corporate oversight functions: executive management, accounting and finance, legal, contracts, procurement, and export compliance, human resources, and information technology. In Fiscal Year 2009, we incurred $29.9 million in corporate oversight operating expenses, an increase of $17.4 million, or 139.6%, compared to $12.5 million in Fiscal Year 2008. The operating expense of our segments includes an allocation of the corporate operating expense. The increase in operating expense related to higher professional services fees, salary and personnel-related expenses, including severance and stock-based compensation, facility expense, research and development expense, and expenses relating to the start up of Integral Systems Limited and the acquired satID product line. Professional services fees increased $4.6 million due to accounting fees incurred in Fiscal Year 2009 relating to the 2008 audit, higher legal fees, and higher professional services fees associated with infrastructure development projects and compliance related activities. Salary and personnel-related expenses increased $4.3 million due to an increase in support and infrastructure headcount, offset by a decrease in bonus expense due to Fiscal Year 2009 results not meeting the bonus plan requirements. Stock-based compensation increased $2.4 million, net of forfeiture expenses relating to employees severed during Fiscal Year 2009. During Fiscal Year 2009, we incurred a $1.0 million increase in severance restructuring expenses relating to personnel actions taken in 2009 compared to Fiscal Year 2008. Facilities expense increased $1.4 million during Fiscal Year 2009 due to a loss recognized in connection with our vacant Lanham, Maryland facilities and our new corporate headquarters in Columbia, Maryland, which resulted in higher facility expense. As a result of our maintaining these two locations, facility maintenance expense increased by $0.5 million. Research and development expense increased $1.2 million in Fiscal Year 2009 compared to Fiscal Year 2008. We incurred $0.6 million relating to the establishment of Integral Systems Europe Limited in the United Kingdom and $0.4 million relating to satID consulting and general and administrative expense.

Military & Intelligence Group operating expenses were $20.2 million in Fiscal Year 2009, an increase of $3.6 million, or 21.2%, compared to $16.6 million in Fiscal Year 2008, due to increases in corporate expenses of $3.0 million, $0.2 million in facility expense, $0.4 million in severance expenses, and $0.1 million in stock-based compensation expense. Offsetting these increases was a decrease of $0.1 million in bonus expense.

Civil & Commercial Group operating expenses were $5.6 million in Fiscal Year 2009, an increase of $1.8 million, or 49.0%, compared to $3.8 million in Fiscal Year 2008. The increase was attributable to an increase in corporate expenses of $1.2 million and the $0.6 million expense incurred relating to the establishment of Integral Systems Europe Limited in the United Kingdom.

Space Communications Systems operating expenses were $27.9 million in Fiscal Year 2009, an increase of $11.4 million, or 69.2%, compared to $16.5 million in Fiscal Year 2008. The increase was attributable to an increase in corporate expenses of $10.2 million, an increase of $0.6 million in salary and related expense due to an increase in headcount, and an increase of $0.4 million relating to the satID division, which was acquired in the second quarter of Fiscal Year 2009.

Income Tax Expense

We recorded an income tax benefit of $1.0 million in Fiscal Year 2009 and income tax expense of $7.1 million in Fiscal Year 2008. Included in Fiscal Year 2009 are discrete benefits of approximately (1) $0.7 million related to the settlement of our U.S. income tax audit for the years ending September 30, 2003 through 2006, (2) $0.1 million related to tax returns filings in the period that reflected lower tax expense than previously recorded and (3) $0.2 million relating to a research and development tax credit for expenditures incurred in Fiscal Year 2008. This credit was recognized in the first quarter 2009 due to a retroactive extension of the tax credit passed by Congress in October 2008. Included in Fiscal Year 2008 income tax expense was a $1.8 million of non-recurring tax credit for tax deductible research and development expenditures that were incurred in prior years and other discrete benefits of $0.3 million. The effective tax rates, excluding these discrete benefits, for Fiscal Year 2009 and Fiscal Year 2008 were -9.0% and 35.5%, respectively. The decrease in the effective tax rate excluding discrete items was due to (i) a decrease in the pre-tax income for the year that impacted the overall effective tax rate and (ii) an increase in the tax credits for research and experimental expenditures over the prior year as Congress had not yet extended the credit. We established a valuation allowance in certain foreign jurisdictions where management believes it is not more likely than not that the deferred tax assets will be realized.

Net Income

Net income was $1.1 million in Fiscal Year 2009 as compared to $18.2 million in Fiscal Year 2008. The decrease in net income is related to the revenue rate reserve and an increase in equipment cost recognized in our Military & Intelligence Group segment, a bad debt allowance recognized in our Civil & Commercial Group segment, and higher operating expense, offset by a decrease in the provision for income taxes.

Liquidity and Capital Resources

We have been routinely profitable on an annual basis and have generally financed our working capital needs through funds generated from income from operations, supplemented by borrowings under our general line of credit facility with a commercial bank when necessary.

For Fiscal Year 2010, operating activities provided $17.8 million of cash primarily as a result of the receipt of income tax refunds of $13.2 million, checks outstanding in excess of deposits of $1.8 million, and an increase in deferred revenue of $1.1 million. We invested $32.3 million, net of cash received, to acquire CVG-Avtec, $2.5 million to acquire assets from Sophia Wireless, and $6.0 million to purchase fixed assets (principally leasehold improvements and new computers and equipment). Our financing activities provided $22.7 million in cash from borrowings under our line of credit, which was used for the CVG-Avtec and Sophia Wireless acquisitions and to fund working capital needs, and $0.5 million in proceeds from the issuance of common stock due to the exercise of stock options. We used $1.8 million to pay for the fees associated with a new credit agreement (see below), deposited $1.0 million in restricted cash as a compensating balance for our foreign currency denominated letters of credit, and $0.9 million for payments on our capital lease obligations.

For Fiscal Year 2009, operating activities used $3.3 million of cash, primarily as a result of an increase in unbilled revenue, accounts receivable, and inventory and due to decreases in accounts payable and deferred revenue. Offsetting this increase was net income, depreciation and amortization, stock-based compensation, and decreases in lease incentive receivables and leasehold improvement allowance related to our new Columbia facility, deferred contract costs, and income taxes receivable. We invested $11.0 million to acquire the satID product line from QinetiQ Limited and $12.2 million to purchase fixed assets (principally leasehold improvements and new computers and equipment), including leasehold improvements of $7.4 million paid by our landlord. We received proceeds of $12.5 million from the sale-leaseback transaction of our RT Logic facility. Our financing activities provided $5.3 million in cash from borrowings under our line of credit that we used to acquire the satID product line and $0.1 million in proceeds from the issuance of common stock due to the exercise of stock options. We used $0.2 million for payments on our capital lease obligations.

For Fiscal Year 2008, operating activities provided us with $10.9 million of cash, primarily as a result of net income, depreciation and amortization, accounts receivable, accrued expenses, deferred revenue balances, and stock-based compensation expense. Partially offsetting our cash from operations were higher unbilled revenue, deferred contract cost, income tax receivable, and inventory. We invested $4.7 million to purchase fixed assets

(principally leasehold improvements and new computers and equipment). Restricted cash decreased $0.5 million due to a decrease in the amount of restricted cash relating to customer projects for which work was completed. Our financing activities included the use of $23.5 million in cash to repurchase shares of our common stock from Fursa Alternative Strategies, LLC, and we received $6.6 million in proceeds from the issuance of common stock upon exercise of stock options.

In the second quarter of Fiscal Year 2010, we launched IS3 to provide SATCOM NetOps services as part of a broader planned Global Managed Network Services offering. This new line of business offers global SATCOM NetOps management services to address the growing needs of satellite operators, resellers, users, and regulators of satellite and satellite-interfaced networks worldwide. IS3 leverages our current product offerings and is anticipated to provide a significant new revenue stream in future years. In addition to operating expenditures to start up the business, we intend to make capital expenditures of approximately $5.6 million in Fiscal Year 2011 and $4.0 in Fiscal Year 2012 in this organization to place 10 pairs of antennas around the globe to enable a global quality of service and interference geolocation capability.

Unbilled revenue represents amounts recognized as revenue that have not been billed. Unbilled revenue was $42.5 million as of September 24, 2010, of which $41.7 million is expected to be collected in the next 12 months. As of September 24, 2010, unbilled revenue that is not expected to be collected within the next 12 months, in the amount of $0.8 million, is included in other assets in our consolidated balance sheet. Revenue from our Military & Intelligence cost-plus contracts are driven by pricing based on costs incurred to perform services under contracts with the U.S. government. Cost-based pricing is determined under the Federal Acquisition Regulation, which provides guidance on the types of costs that are allowable in establishing prices for goods and services and allowability and allocability of costs to contracts under U.S. government contracts. Allocable costs are billed to the U.S. government based upon approved billing rates. We have incurred allocable costs we believe are allowable and reimbursable under our cost-plus-fee contracts that are higher than the approved billing rates. If we receive approval for our actual incurred allocable costs, we will be able to bill these amounts.

In the fourth quarter of Fiscal Year 2010, the DCAA issued a Report on Audit of Post Award Accounting Systems (the “Accounting Systems Audit Report”) that found, as of January 27, 2010, our accounting system to be inadequate and identified certain significant deficiencies in our accounting systems, controls, policies and procedures. As a result of this determination, under the Federal Acquisition Regulation our administrative contracting officers are required to consider, with respect to cost-plus contracts, whether it is appropriate to suspend a percentage of progress payments or reimbursement of costs proportionate to the estimated cost risk to the U.S. government, considering audit reports or other relevant input, until we submit a corrective action plan acceptable to the contracting officers and correct the deficiencies. In addition, in order for us or any other entity to be awarded any new cost-plus contract, the administrative contracting officer must determine that such entity has the necessary operating and accounting controls to be determined “responsible” under the Federal Acquisition Regulation. Up to now, to our knowledge, no progress payments have been suspended, no costs have been denied reimbursement and we are not aware that any contracting officer has determined that we are not “responsible” under the Federal Acquisition Regulation. Further, the DCAA formally issued a letter that approved our Fiscal Year 2010 provisional billing rates in the third quarter of Fiscal Year 2010. We do not believe that the issues raised in the Accounting Systems Audit Report have materially adversely affected our business, financial condition or results of operations up to now, and we do not believe that they will have a material adverse impact on our business, financial condition or results of operations in the future. We are working diligently to resolve these accounting deficiencies and believe that they will be successfully resolved. However, the Accounting Systems Audit Report has the potential to materially adversely impact our ability to obtain future cost-plus contracts from the U.S. government, could result in certain payments under existing cost-plus contracts being delayed or suspended, and the DCAA could, as a result of a subsequent audit, reduce the billing rates that it has provisionally approved, causing us to refund a portion of the amounts we have received with respect to cost-plus contracts.

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

On March 5, 2010, we entered into a Credit Agreement (the “Credit Agreement”), among us, certain of our subsidiaries, the lenders from time to time party thereto, and Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and L/C Issuer. The Credit Agreement provides for a $55 million senior secured revolving credit facility (the “Facility”), including a sub-facility of $10 million for the issuance of letters of credit. The proceeds of the Facility were used to (i) finance in part the acquisition of CVG-Avtec, and all related transactions, (ii) pay fees and expenses incurred in connection with such acquisition and all related transactions, (iii) repay amounts outstanding in respect of our previous credit facility with Bank of America, which was terminated concurrently with entry into the Credit Agreement, and (iv) provide ongoing working capital and for other general corporate purposes. The Facility expires on March 5, 2013. As a result of the entry into the Forbearance Agreement referred to below, effective as of September 21, 2010, availability under the Facility was indefinitely reduced to $40 million. As a result of our subsequent entry into the Amendment and Waiver, dated December 8, 2010, availability under the Facility was reset at $44 million.

The Facility is secured by a lien on substantially all of our assets and those of our domestic subsidiaries, including CVG-Avtec and its subsidiaries, and all of such subsidiaries are guarantors of the obligations of the Company under the Credit Agreement. Any borrowings under the Facility originally accrued interest at the London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 3% to 4% depending on our consolidated ratio (the “Leverage Ratio”) of funded debt to EBITDA; however, as a result of the entry into the Forbearance Agreement referred to below, effective as of September 21, 2010, the interest margins under the Facility were increased to 5% over LIBOR. As a result of the Amendment and Waiver referred to below, the interest rate of 5% over LIBOR will remain in effect until the date of delivery of audited financial statements for the fiscal year ended September 30, 2011. The Credit Agreement requires us to comply with specified financial covenants, including the maintenance of a maximum leverage ratio, a minimum asset coverage ratio (measured based on the ratio of certain accounts receivable to credit agreement outstandings), and a minimum fixed charge coverage ratio.

We are required to pay a quarterly fee on the committed unused amount of the facility, at a rate of 0.50% of the unused commitment amount per annum. As of September 24, 2010, we had $28.0 million outstanding in borrowings under the line of credit, and $3.5 million in face amount of letters of credit outstanding under the sub-facility for the issuance of letters of credit.

The Credit Agreement contains customary covenants, including affirmative covenants that require, among other things, certain financial reporting by us, and negative covenants that, among other things, restrict our ability to incur additional indebtedness, pay cash dividends, incur encumbrances on assets, reorganize, consolidate or merge with any other company, and make acquisitions and stock repurchases. The Credit Agreement contains events of default, including a cross-default to other indebtedness of the Company.

The availability of loans and letters of credit under the Facility is subject to customary conditions, including the accuracy of certain representations and warranties of the Company and the absence of any continuing default under the Credit Agreement.

As of June 25, 2010, we were in default of the financial covenants under the Credit Agreement. On August 3, 2010, a waiver under the Credit Agreement was entered into pursuant to which the requirement to comply with the leverage ratio covenant for the quarter ended March 26, 2010 was permanently waived, along with the requirements to comply with all of the financial ratios for the quarter ended June 25, 2010 and for any future date prior to September 8, 2010. This waiver was subsequently extended to waive compliance with the financial ratios for each date through September 21, 2010. The extended waiver expired on September 21, 2010 and at that time we were again in default of the financial covenants under the Credit Agreement. However, a forbearance agreement was entered into with the Credit Agreement lenders effective as of September 21, 2010 with respect to these defaults (the “Forbearance Agreement”), which agreement prohibited any exercise of remedies by the lenders as a result of such defaults and made certain other modifications to the Facility terms. The Forbearance Agreement expired on November 1, 2010. On December 8, 2010, we entered into an Amendment and Waiver with our Credit Agreement lenders (the “Amendment and Waiver”) that, among other things, waived all existing financial covenant defaults and modified the terms of the financial covenants, including setting new financial covenant compliance levels, for current and future periods.

On June 6, 2008, we entered into a material lease agreement for leased property located at 6721 Columbia Gateway Drive in Columbia, Maryland, which is now our new corporate headquarters. We relocated our corporate headquarters from its previous location at 5000 Philadelphia Way, Lanham, Maryland, in May 2009. The lease term is for 11 years; the facility is approximately 131,450 square feet and has an initial $28 per square foot annual lease cost, with annual escalations of approximately 2.75% to 3.00%. We received a $7.4 million allowance for costs to build out this facility to our specifications and a $1.9 million lease incentive, which approximates the rent obligation for our Lanham, Maryland facility for twenty-two months. These lease incentives will be amortized as a reduction of rental expense over the lease term. As a result of moving to our new headquarters in May 2009, we have vacated our leased space in two Lanham, Maryland facilities. We entered into a sublease for one of these two facilities effective October 1, 2010 through the remaining duration of the lease term. We estimate that we will be able to sublease the remaining facility by June 2012. We have recorded an estimated loss for the period of vacancy. Based on a revision to the estimate, the estimated loss of $1.1 million as of September 25, 2009 was increased to $4.3 million as of September 24, 2010. In determining our liability related to excess facility costs, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly for the facility for which we do not have a sublease based on known real estate market conditions and the credit-worthiness of subtenants and may result in revisions to the liability from time to time.

We have a master lease agreement and had a progress payment agreement for a capital equipment lease facility (the “facility”) with Banc of America Leasing & Capital, LLC (“BALC”). Under this facility, we could borrow up to $7.0 million for the purchase of new furniture, fixtures and equipment (“new assets”). Initially, under the progress payment agreement, BALC would advance funding for new assets. The utilization expiration date for advance funding on new assets under this progress payment agreement was September 30, 2009. No principal payments were due on such borrowings, and interest accrued at one-month LIBOR, plus 1.5%, payable monthly in arrears. We had capital lease obligations of $5.2 million and $6.1 million, respectively, as of September 24, 2010 and September 25, 2009 and no advance payments outstanding from BALC under the progress payment agreement. The lease term is 72 months from the lease commencement date, with monthly rent payments (representing the payment of principal and interest on the borrowed amount) calculated based on a lease rate factor as defined under the facility. The lease rate factor is based on the three-year swap index as quoted in the Bloomberg Daily Summaries as of the lease commencement dates, which were June 30, 2009 and September 1, 2009.

On December 5, 2007, the Board decided to cease the payment of dividends for the foreseeable future beginning with Fiscal Year 2008 and future years in order to maximize our ability to invest in future R&D, marketing, and business development efforts and strategic acquisition efforts that, in the Board’s opinion, will result in a greater return for our shareholders. Under our Credit Agreement, the payment of cash dividends is prohibited unless we obtain the consent of the majority of the lenders under the Credit Agreement. As we contemplate these strategic efforts to grow our Company, the Board will continue to evaluate the most effective measures that it can take to maximize shareholder value.

We currently estimate our liquidity needs over the next twelve month period to be approximately $20.0 million, which includes anticipated requirements for working capital, capital expenditures, interest payments, and principal payments under the Credit Agreement. Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.

Contractual Commitments

The following tables reflect our contractual obligations and other commitments as of September 24, 2010 (amounts in thousands):

	Payments Due by Period
	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Contractual Obligations:
Credit facility[1]	$28,000	$28,000	$—	$—	$—
Interest expense[1]	1,100	1,100	—	—	—
Operating leases, net of subleases	70,493	8,290	16,460	15,738	30,005
Capital leases	5,869	1,243	2,430	2,196	—

Total	$105,462	$38,633	$18,890	$17,934	$30,005

	Amount of Commitment Expiration Per Period
	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Other Commitments:
Letters of credit	$3,467	$830	$2,637	$—	$—

1	Under the terms of the Credit Agreement, all amounts outstanding are currently due within one year. Amounts outstanding may be repaid and future amounts may be borrowed. The associated interest expense estimated based on amounts borrowed and outstanding and commitment fees are payable unused amounts of the facility. Our Credit Facility expires on March 5, 2013. As a result of our current finance covenant default, we may not currently borrow additional amounts under the Credit Facility without the agreement of the lenders.

Off-Balance Sheet Arrangements

We have no “off-balance sheet arrangements” as such term is defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 24, 2010, virtually all of our contracts were denominated in U.S. dollars, and we did not have any outstanding hedge agreements. We had $28.0 million in outstanding borrowings under our line of credit and $3.5 million in outstanding borrowings under our sub-facility as of September 24, 2010. In addition, we had borrowings of $5.1 million under the master lease agreement and progress payment agreement for a capital lease facility as of September 24, 2010. Our market risk exposure to changes in interest rate is principally in the United States. A hypothetical interest rate change of 1% on our bank credit facility and our master lease agreement for the Fiscal Year ended September 24, 2010 would have changed interest expense by approximately $58 thousand.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Integral Systems, Inc.:

We have audited the accompanying consolidated balance sheet of Integral Systems, Inc. and subsidiaries as of September 24, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integral Systems, Inc. and subsidiaries as of September 24, 2010, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Integral Systems, Inc.’s internal control over financial reporting as of September 24, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 8, 2010 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland

December 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Integral Systems, Inc.:

We have audited Integral Systems, Inc.’s internal control over financial reporting as of September 24, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Integral Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9Ab). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to a lack of sufficient qualified accounting resources has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Integral Systems, Inc. and subsidiaries as of September 24, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and this report does not affect our report dated December 8, 2010, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Integral Systems, Inc. has not maintained effective internal control over financial reporting as of September 24, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Integral Systems, Inc. acquired CVG, Incorporated and its subsidiary, Avtec Systems, Inc. (“the Acquisition”), during the year ended September 24, 2010, and management excluded from its assessment of the effectiveness of Integral Systems, Inc.’s internal control over financial reporting as of September 24, 2010, the Acquisition’s internal control over financial reporting associated with total assets of $7.6 million and total revenues of $13.4 million included in the consolidated financial statements of Integral Systems, Inc. and subsidiaries as of and for the year ended September 24, 2010. Our audit of internal control over financial reporting of Integral Systems, Inc. also excluded an evaluation of the internal control over financial reporting for the Acquisition.

/s/ KPMG LLP

Baltimore, Maryland

December 8, 2010

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Integral Systems, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheet of Integral Systems, Inc. and subsidiaries as of September 25, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years ended September 25, 2009 and September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integral Systems, Inc. and subsidiaries at September 25, 2009, and the consolidated results of their operations and their cash flows for the years ended September 25, 2009 and September 30, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, Virginia

December 9, 2009,

except for Note 14, as to which the date is

December 8, 2010

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 24, 2010	September 25, 2009
Assets
Current assets:
Cash and cash equivalents	$2,625	$5,698
Accounts receivable, net of allowance for doubtful accounts of $106 at September 24, 2010 and $1,063 at September 25, 2009	27,973	27,016
Unbilled revenues	41,703	37,028
Prepaid expenses and other current assets	1,854	1,256
Income tax receivable	2,563	12,361
Deferred contract costs	5,282	2,598
Inventory	14,811	9,994

Total current assets	96,811	95,951
Restricted cash	1,001	—
Property and equipment, net	23,374	20,368
Goodwill	71,834	54,113
Intangible assets, net	21,955	6,711
Other assets	2,846	1,181

Total assets	$217,821	$178,324

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$28,000	$5,311
Accounts payable	6,479	5,771
Accrued expenses	26,162	17,941
Deferred income taxes	8,655	7,347
Deferred revenues	14,812	12,373

Total current liabilities	84,108	48,743
Deferred rent, non-current	8,553	8,460
Deferred income taxes, non-current	3,464	—
Obligations under capital leases	4,181	5,163
Other non-current liabilities	991	955

Total liabilities	101,297	63,321
Stockholders’ equity:
Common stock, $.01 par value, 80,000,000 shares authorized, and 17,572,300 and 17,331,796 shares issued and outstanding at September 24, 2010 and September 25, 2009, respectively	176	173
Additional paid-in capital	70,528	66,461
Retained earnings	45,958	48,354
Accumulated other comprehensive income (loss)	(138)	15

Total stockholders’ equity	116,524	115,003

Total liabilities and stockholders’ equity	$217,821	$178,324

The accompanying notes are an integral part of these financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	September 24, 2010	September 25, 2009	September 30, 2008
Revenue:
Contract revenue	$133,060	$129,178	$137,135
Product revenue	30,259	18,597	14,278
Software maintenance revenue	14,576	12,158	8,757

Total revenue	177,895	159,933	160,170
Cost of revenue:
Contract & software maintenance	97,482	97,254	90,323
Product	11,807	8,895	7,849

Total cost of revenue	109,289	106,149	98,172
Gross profit	68,606	53,784	61,998
Operating expense:
Selling, general & administrative	59,983	49,131	33,585
Research & development	10,108	4,550	3,317

Total operating expense	70,091	53,681	36,902
Income (loss) from operations	(1,485)	103	25,096
Other income (expense), net	(1,211)	(31)	211

Income (loss) before income tax	(2,696)	72	25,307
Provision (benefit) for income taxes	(300)	(1,033)	7,133

Net income (loss)	$(2,396)	$1,105	$18,174

Weighted average number of common shares:
Basic	17,498	17,317	17,813
Diluted	17,498	17,370	18,008
Net income (loss) per share:
Basic	$(0.14)	$0.06	$1.02
Diluted	$(0.14)	$0.06	$1.01

The accompanying notes are an integral part of these financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands of dollars, except share amounts)

	Number of shares	Common stock at par value	Additional paid-in capital	Retained Earnings	Accumulated other comprehensive income (loss)	Total
Balance September 30, 2007	18,762,344	$188	$60,813	$45,537	$9	$106,547
Comprehensive income:
Net income	—	—	—	18,174	—	18,174
Cumulative currency translation adjustment	—	—	—	—	2	2

Total comprehensive income	—	—	—	—	—	18,176
Stock issued upon exercise of stock options	613,634	6	6,547	—	—	6,553
Repurchase of common stock shares	(2,129,944)	(21)	(7,028)	(16,462)	—	(23,511)
Stock-based compensation	—	—	1,118	—	—	1,118
Tax benefit on the exercise of stock options	—	—	1,158	—	—	1,158

Balance September 30, 2008	17,246,034	173	62,608	47,249	11	110,041

Comprehensive income:
Net income	—	—	—	1,105	—	1,105
Cumulative currency translation adjustment	—	—	—	—	4	4

Total comprehensive income	—	—	—	—	—	1,109
Stock issued upon exercise of stock options	8,300	—	77	—	—	77
Stock-based compensation	—	—	3,560	—	—	3,560
Stock issued for Employee Stock Purchase Plan	77,462	—	695	—	—	695
Tax benefit on the exercise of stock options	—	—	(479)	—	—	(479)

Balance September 25, 2009	17,331,796	173	66,461	48,354	15	115,003

Comprehensive loss:
Net loss	—	—	—	(2,396)	—	(2,396)
Cumulative currency translation adjustment	—	—	—	—	(153)	(153)

Total comprehensive loss	—	—	—	—	—	(2,549)
Stock issued upon exercise of stock options	51,000	1	460	—	—	461
Stock-based compensation	—	—	2,589	—	—	2,589
Restricted stock grants	49,665	1	(1)			—
Stock issued for Employee Stock Purchase Plan	139,839	1	1,033	—	—	1,034
Tax benefit on the exercise of stock options	—	—	(14)	—	—	(14)

Balance September 24, 2010	17,572,300	$176	$70,528	$45,958	$(138)	$116,524

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(2,396)	$1,105	$18,174
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,145	4,328	2,569
Bad debt expense (recovery)	(1,047)	1,060	(161)
Stock-based compensation	2,589	3,560	1,118
Tax (benefit) expense on the exercise of stock options	—	479	(1,195)
Provision for deferred income taxes	(305)	8,522	(360)
Changes in operating assets and liabilities, excluding the net effects of acquisitions:
Accounts receivable	3,854	(10,894)	2,687
Unbilled revenues	(4,746)	(12,867)	(8,240)
Prepaid expenses and other current assets	(216)	(258)	601
Lease incentive and leasehold improvement allowance	—	9,343	—
Deferred contract costs	(3,149)	4,070	(6,558)
Inventory	(2,541)	(2,126)	(2,092)
Accounts payable	(346)	(1,414)	(621)
Accrued expenses	5,893	93	5,430
Deferred revenue	1,070	(391)	1,781
Income taxes receivable/payable	11,569	(8,119)	(2,137)
Other	368	194	(89)

Net cash provided by (used in) operating activities	17,742	(3,315)	10,907

Cash flows from investing activities:
Acquisition of fixed assets	(5,980)	(12,152)	(4,721)
Proceeds from the sale of property and equipment	—	12,515	—
Acquisition of CVG, Incorporated, net of cash acquired	(32,256)	—	—
Acquisition of Sophia Wireless, Incorporated	(2,500)	—	—
Acquisition of satID	—	(10,979)	—
Decrease in restricted cash	—	—	510
Proceeds from collections on notes receivable	—	—	200

Net cash (used in) investing activities	(40,736)	(10,616)	(4,011)

Cash flows from financing activities:
Proceeds from line of credit borrowing	46,500	19,811	—
Repayments of line of credit borrowings	(23,811)	(14,500)	—
Deferred financing fees incurred	(1,751)	—	—
Restricted cash deposit	(1,001)	—	—
Payments on capital lease obligations	(947)	(193)	(10)
Proceeds from issuance of common stock	460	77	6,553
Tax (benefit) expense of stock option exercises	0	(479)	1,195
Repurchase of common stock shares	—	—	(23,511)

Net cash provided by (used in) financing activities	19,450	4,716	(15,773)

Net decrease in cash and cash equivalents	(3,544)	(9,215)	(8,877)
Effect of exchange rate changes on cash	471	(113)	9
Cash and cash equivalents—beginning of year	5,698	15,026	23,894

Cash and cash equivalents—end of year	$2,625	$5,698	$15,026

Supplemental disclosures of cash flow information:
Income taxes paid (refunds received)	$(11,565)	$(1,458)	$10,011
Interest expense paid	$1,017	$132	$18

Supplemental schedule of noncash investing and financing activities:

On January 21, 2009, a master agreement and progress payment for a capital equipment lease facility was signed. We had borrowings of $6,256 relating to purchases of property and equipment.

A capital lease obligation of $8 and $48 was incurred when we entered into a lease for new equipment in 2010 and 2008, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

1.	Description of Business

We apply almost 30 years of experience to providing integrated technology solutions for the aerospace and communications markets. Customers rely on the Integral Systems family of solution providers (Integral Systems, Inc., Integral Systems Europe, Lumistar, Inc., Newpoint Technologies, Inc., RT Logic, Integral Systems SATCOM Solutions, and SAT Corporation) to deliver products, systems, and services on time and on budget.

Our expert teams design and deliver innovative solutions combining customized products and services to address the specific needs of our customers. Integral Systems solutions include: command and control, signal processing and data communications, enterprise network management, and communications information assurance. We have developed and we own many of the key technologies used in our solutions. By controlling these pivotal technologies, we believe that we are able to provide solutions at significantly lower risk, lower cost, and on accelerated delivery schedules as compared to our competitors.

Since our founding in 1982, we have supported more than 250 satellite missions for both commercial and government customers who perform communications, science, meteorology, and earth resource applications and our systems are utilized worldwide. Our products support more than 75% of the commercial geostationary satellite operators and support over 85% of U.S. space missions. Integral Systems’ integrates leading edge technologies, algorithms, and integration processes and a commercial model to bring efficiencies into the government market, which is our largest source of revenue. We believe that our blend of commercial and government customers, mature systems integration methodologies, and mix of software and hardware products positions us for sustained growth.

Effective with the first quarter of our Fiscal Year 2009, it is now our practice to close our books and records on the Friday prior to the calendar quarter-end for interim periods, which aligns our financial closing with our business processes. We also changed our Fiscal Year end date to the last Friday of September of each year. Our Fiscal Year 2010 ended on September 24, 2010.

During the first quarter of 2010, we realigned all three of our segments to capture our Newpoint subsidiary in the Space Communications Systems segment, which has been renamed the Products Group segment. The Commercial Systems segment has been renamed the Civil & Commercial Group segment and now includes the operation that performs work with U.S. government civilian agencies such as National Aeronautics and Space Administration (“NASA”), National Oceanic and Atmospheric Administration (“NOAA”), and The United States Geological Survey (“USGS”). This operation was previously included in the Government Systems segment. The Government Systems segment has been renamed the Military & Intelligence Group segment. Results for the twelve months ended September 25, 2009 and September 30, 2008, respectively, have been reclassified to conform to the presentation of the twelve months ended September 24, 2010. The reclassification does not modify the previously reported consolidated revenue, net income, or earnings per share for the twelve months ended September 25, 2009 and September 30, 2008. We are organized and report financially in three operating segments: Military & Intelligence Group, Civil & Commercial Group, and Products Group. We evaluate the performance of our three operating segments based on operating income. See footnote 14 for a brief description of each segment.

2.	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

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

(c)	Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents. The carrying value of cash and cash equivalents approximated fair value.

(d)	Restricted Cash

We have deposited $1.0 million in restricted cash with Bank of America , N.A. (“Bank of America”), with whom we have entered into a cash collateralization agreement, as a compensating balance for our foreign currency denominated letters of credit. In addition, ISE Europe holds cash at a depository institution related to (i) a building lease and (ii) customer projects in case of nonperformance. We do not currently have access to the cash and have classified it as restricted cash in our consolidated balance sheet with $1.0 million at September 24, 2010 and $28 thousand at September 25, 2009 recorded in long-term other assets as it relates to the building lease for our ISI Europe subsidiary (the Company does not expect to have access to the cash until at least 2011) and $73 thousand at September 24, 2010 and $80 thousand at September 25, 2009 in prepaid and other current assets as it relates to customer projects that are expected to be completed within one year.

(e)	Accounts Receivable and Allowance for Doubtful Accounts

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

Balance at September 30, 2008	$9
Charges to costs and expenses	1,060
Write-offs	(6)

Balance at September 25, 2009	$1,063

Charges to costs and expenses	106
Recovery	(1,063)

Balance at September 24, 2010	$106

During Fiscal Year 2009, we established a reserve of $1.1 million relating to a customer that filed for bankruptcy. During Fiscal Year 2010, we received a notification from this customer that all unpaid amounts due to us from this customer will be paid; therefore this reserve was reversed.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

(f)	Inventories

Inventories consist primarily of raw materials and work-in-process. The value of the finished goods inventory includes the cost of raw materials and direct labor. Inventories are valued at the lower of cost or market. We determine cost on the basis of the weighted average cost or first-in-first-out method. We did not have a reserve at September 24, 2010 and September 25, 2009. Inventories consist of the following as of the year ended:

	September 24, 2010	September 25, 2009
	(in thousands)
Finished goods	$374	$268
Work-in-process	4,136	2,076
Raw materials	10,301	7,650

Total	$14,811	$9,994

(g)	Software Development Costs To Be Sold

We capitalize both purchased software that is ready for resale and costs incurred internally for software development projects from the time technological feasibility is established. Capitalized software development costs are reported at the lower of unamortized cost or estimated net realizable value. Upon the general release of the software to customers, capitalized software development costs for the products are amortized over the greater of the ratio of gross revenues to expected total revenues of the product or on the straight-line method of amortization over the estimated economic life of the product, which ranges from three to five years. As of September 24, 2010 and September 25, 2009, we did not have any amounts capitalized.

(h)	Property and Equipment

Property and equipment are stated at cost and depreciated using the straight line method based on the estimated useful lives, which are as follows:

Classification	Estimated Useful Lives
Software and computer equipment	5 Years
Electronic equipment	5 to 10 Years
Furniture and fixtures	10 Years
Leasehold improvements	Lesser of the life of lease or estimated life
Building	39 Years
Capital leased assets	The estimated useful life based on the lesser of the life of the asset or estimated lease term.

Maintenance and repair costs that do not extend the lives of the assets are expensed as incurred, while replacements and betterments are capitalized. At the time properties are retired or otherwise disposed of, the property and related accumulated depreciation or amortization accounts are relieved of the applicable amounts and any resulting gain or loss is credited or charged to income.

(i)	Software Development for Internal Use

During the Fiscal Years ended September 24, 2010, and September 25, 2009, we did not capitalize any amounts related to software development costs. As of September 30, 2008, all software development costs had been fully amortized. Amortization expense was $0.2 million for the Fiscal Years ended September 30, 2008.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

(j)	Impairment of Long-Lived Assets

We evaluate the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. We measure impairment based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. We determined that no impairment of long-lived assets existed at September 24, 2010 or September 25, 2009.

Assets to be disposed of would be separately presented in our consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would be no longer depreciated.

(k)	Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of current financial assets, property and equipment, and separately reportable intangible assets. The tangible assets, intangible assets, and goodwill acquired are then assigned to reporting units. Goodwill is then tested for impairment at least annually for each reporting unit. We perform an impairment test annually or more often if circumstances dictate. Intangible assets that have finite useful lives are amortized over those useful lives and evaluated for impairment whenever circumstances indicate. We determined that no impairment of recorded intangible assets existed at September 24, 2010 and September 25, 2009. The goodwill impairment test is performed as follows: step one of the goodwill impairment test involves comparing the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, no further testing is required. If the carrying value exceeds the fair value, a step two test must be performed. Step two includes estimating the fair value of all tangible and intangible assets (including intangible assets that may not be reflected on the company’s books). The fair value of goodwill is then estimated by subtracting the fair value of net tangible and intangible assets from the fair value of the reporting unit determined in step one. The goodwill impairment is the excess of the recorded goodwill over the estimated fair value of goodwill. We have established our reporting units at one level below the segment level.

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

Effective August 5, 2009, we changed the date of our annual goodwill impairment testing to the first day of the fourth quarter. We believe the resulting change in accounting policy related to the annual testing date did not delay, accelerate, or avoid an impairment charge. We determined that the change in accounting policy related to the annual testing date is preferable under the circumstances and does not result in adjustments to our financial statements when applied retrospectively. During Fiscal Year 2010, we acquired CVG-Avtec and certain assets of Sophia Wireless. Because these acquisitions occurred within four months of our testing date of June 26, 2010, an impairment test was not performed as of June 26, 2010. Goodwill and indefinite-lived intangible assets are tested

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

annually for impairment or more often if circumstances indicate, such as a significant adverse change in business climate or the decision to sell a business, that would make it more likely than not that an impairment may have incurred. At June 26, 2010, we determined that no impairment of recorded goodwill existed.

(l)	Research and Development

Research and development costs are expensed as incurred in performing research and development activities. These costs are primarily comprised of salaries, fringe benefits, and equipment expense.

(m)	Shipping and Handling Costs

We include costs related to shipping and handling in cost of revenue for all periods presented.

(n)	Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended September 24, 2010, September 25, 2009, and September 30, 2008 was $0.6 million, $0.4 million, and $0.2 million, respectively.

(o)	Revenue

Contract Revenue

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable, and collectability is reasonably assured. We earn revenue from three types of arrangements: (1) contracts that include software, hardware and engineering services to build satellite ground and communications equipment and systems, (2) software and services (typically post-contract support services (“PCS”)) and (3) software only sales. Typically contracts are cost-plus fixed fee or award fee, fixed fee or time and material contracts.

Software license arrangements that include significant modification and customization of the software are generally included in our contract services revenue, which is recognized using the percentage-of-completion method. Under the percentage-of-completion method, management estimates the percentage of completion based upon the costs incurred as a percentage of the total estimated costs to complete. When total cost estimates exceed revenue, we accrue for the estimated losses immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs.

Incentives and award payments are included in estimated total contract value used in the percentage-of-completion method when the realization of such amounts is deemed probable upon achievement of certain defined goals. Estimates of total contract revenue and costs are continuously monitored during the terms of the contracts and are subject to revision as the contracts progress. When revisions in estimated contract revenue and costs are determined, such adjustments are recorded in the period in which they are first identified. Revenue arrangements entered into with the same customer that are accounted for on a combined basis when they: (i) are negotiated as a package with an overall profit margin objective; (ii) essentially represent an agreement to do a single project; (iii) involve interrelated activities with substantial common costs; and (iv) are

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

performed concurrently or sequentially. When we enter into multiple-element software arrangements, which may include any combination of hardware, software or services, we allocate the total revenue to be earned under the arrangement among the various elements based on their relative fair value. For software, and elements for which software is essential to the functionality, the allocation is based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately, and for software license updates and software support services it is based upon the rates when renewed. There may be cases in which there is VSOE of fair value of the undelivered elements but no such evidence for the delivered elements. In these cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered elements equals the total arrangement consideration less the aggregate VSOE of fair value of the undelivered elements. We have established VSOE on our post contract support services and recognize revenue on this element on a straight-line-basis over the period of performance. We recognize revenue on delivered elements only if: (i) any undelivered products or services are not essential to the functionality of the delivered products or services, (ii) we have an enforceable claim to receive the amount due in the event we do not deliver the undelivered products or services, (iii) there is evidence of the VSOE of fair value for each undelivered product or service, and (iv) the revenue recognition criteria otherwise have been met for the delivered elements. Otherwise, revenue on delivered elements is recognized when the undelivered elements are delivered.

Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus an estimate of the applicable fees earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Revenue for general services or non-software product sales are recognized as work is performed or products delivered and amounts are earned in accordance with ASC 605-10—Revenue Recognition- Overall. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured. Depending on the specific contractual provisions and nature of the deliverable, revenue may be recognized on a straight-line-basis over the service period, on a proportional performance model based on level of effort, as milestones are achieved, or when final deliverables/products have been delivered. Revenue arrangements entered into with the same customer that are accounted for under ASC 605-10 are accounted for on a combined basis when they are entered into at or near the same time or if contemplated at together unless it is clearly evident that the contracts are not related to one another.

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

Unbilled revenue consists of recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients as of the balance sheet date. Management anticipates that the collection of the unbilled revenue balance will occur within one year of the balance sheet date with the exception of $0.8 million and $0.7 million of the unbilled revenue balance which has been classified in long-term assets on the consolidated balance sheets as of September 24, 2010 and September 25, 2009, respectively. On our Military & Intelligence Group cost-plus contracts, we have established a revenue rate reserve of $6.6 million that is included in our unbilled balance. This revenue rate reserve relates to costs for which ultimate reimbursement is uncertain. These costs are subject to audit by the DCAA; therefore, revenue recognized on our cost-plus contracts is subject to adjustment upon audit by DCAA. Unbilled revenues relating to our fixed-priced contracts are generally billable upon achieving performance milestones, as defined by the contract. Unbilled revenues also represents

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

costs incurred on cost-plus arrangements in excess of agreed upon billing rates. Billings in excess of revenue recognized for which payments have been received are recorded as deferred revenue until the applicable revenue recognition criteria have been met.

Deferred Contract Costs

Deferred contract costs consist of contractually recoverable material purchases for product that will be used in long-term contracts that were purchased up-front. These costs include direct and incremental costs incurred prior to using the materials in production and/or installation. We review deferred contract costs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. All amounts are currently expected to be recovered.

Cost of Revenue

Cost of revenue includes internal professional compensation and other direct contract expenses, as well as costs attributable to the support of client service professional staff, depreciation and amortization costs related to assets used in revenue-generating activities, bad debt expense relating to accounts receivable, and other costs attributable to serving our client base. Professional compensation consists of payroll costs and related fringe benefits including bonuses. Other direct contract expenses include costs directly attributable to client engagements, such as out-of-pocket costs including travel and expenses, costs of hardware and third-party software, and costs of subcontractors.

(p)	Stock-based Compensation

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

Share-based compensation expense recognized for the years ended September 24, 2010, September 25, 2009, and September 30, 2008, respectively, was $2.6 million, $3.6 million, and $1.1 million as selling, general, and administrative expense in the accompanying Consolidated Statements of Operations.

(q)	Income Taxes

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

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

(r)	Foreign Currency Translation

We have two foreign subsidiaries, ISI Europe and ISE Limited, for which the functional currencies are Euros and Great Britain’s Pound Sterling, respectively. The income statements of these foreign subsidiaries have been translated to U.S. dollars using the average currency exchange rates in effect during the relevant period. The balance sheets have been translated using the currency exchange rate as of the end of the accounting period. The impact of currency exchange rate changes on the translation of the financial statements are included in comprehensive income and are classified as accumulated other comprehensive income in shareholders’ equity. A foreign currency gain of $5 thousand, a gain of $0.1 million, and a loss of $52 thousand has been classified as other income (expense) in the financial statements for the Fiscal Years ending September 24, 2010, September 25, 2009, and September 30, 2008, respectively.

(s)	Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income (loss) by the diluted weighted average common shares, which reflects the potential dilution of stock options and contingently issuable shares that could share in our income if the securities were exercised. On August 13, 2008, our Board of Directors authorized a stock split that was effected in the form of a stock dividend, for which one share of our common stock was distributed for each one share of common stock issued and outstanding on August 25, 2008. The shares presented throughout the consolidated financial statements and notes thereto reflect the effect of this stock split for all periods presented.

The reconciliation of amounts used in the computation of basic and diluted net income (loss) per share for the three years ended September 24, 2010, September 25, 2009, and September 30, 2008 consist of the following:

	For the Year Ended
	September 24, 2010	September 25, 2009	September 30, 2008
	(in thousands, except per share amounts)
Numerator:
Net income (loss) available to common shareholders	$(2,396)	$1,105	$18,174
Denominator:
Shares used for basic earnings per share—weighted-average shares	17,498	17,317	17,813
Effect of dilutive securities:
Employee stock options	—	53	195

Shares used for diluted earnings per share adjusted weighted-average shares and assumed conversions	17,498	17,370	18,008

Net income (loss) per common share:
Basic earnings (loss) per share	$(0.14)	$0.06	$1.02
Diluted earnings (loss) per share	$(0.14)	$0.06	$1.01

Outstanding options to purchase shares of our common stock in the amounts of 1,753 thousand shares as of September 24, 2010, 1,803 thousand shares as of September 25, 2009, and 1,329 thousand shares as of September 30, 2008 were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

(t)	Concentrations of Risk

Our financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents. Cash accounts are maintained primarily with one federally insured financial institution. Balances usually exceed applicable insurance limits, but management does not consider this to be a significant concentration of credit risk. To mitigate the credit risk, our cash management and investment policy restricts investments primarily to banks which are insured by the Federal Deposit Insurance Corporation (FDIC). Exceptions to this policy must be approved by the Chief Executive Officer or the Chief Financial Officer in advance of investing funds not meeting these criteria. We have not had any losses with respect to our financial instruments.

A significant portion of our revenue is derived from government services. For Fiscal Years 2010, 2009, and 2008, approximately 72%, 79%, and 82%, respectively, of our revenues were derived from prime contracts or subcontracts funded by the U.S. government. Many of the U.S. government programs in which we participate extend for several years but are funded only on an annual basis. Accordingly, our contracts and subcontracts are subject to termination, reduction, modification, or subject to termination for “convenience,” or without cause.

Revenue from foreign sources totaled $20.8 million, $18.6 million, and $10.7 million for the years ended September 24, 2010, September 25, 2009, and September 30, 2008. We have no significant long-lived assets located in foreign countries.

(u)	Fair Value of Financial Instruments

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

This hierarchy requires the use of observable market data when available and to minimize the use of unobservable inputs when determining fair value. Our cash equivalent instruments are invested in money market funds, which are classified using a Level 1 input within the fair value hierarchy because they are valued using quoted market prices. The fair value of our cash equivalents at September 24, 2010 is $0.5 million. The fair values of accounts receivable, unbilled revenues, accounts payable, accrued liabilities, and deferred revenue approximate the carrying values due to the short maturity of these instruments. The carrying amount of our short-term debt approximates its fair value due to the highly liquid nature of these borrowings. We estimate the fair value of our capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. Our capital lease obligations are considered to be Level 2 instruments. We entered into capital leases during the third and fourth quarter of the Fiscal Year 2009 (See Note

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

7). As of September 24, 2010, these two leases would have implicit market interest rates equal to the actual rate; therefore, the fair value of our capital lease obligations is equivalent to our book value of $5.2 million.

(v)	Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements which amends ASC 605—Revenue Recognition. This requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in Fiscal Years beginning on or after June 15, 2010, with earlier application permitted. The impact of adopting this guidance is not expected to result in a material change to our consolidated financial statements.

In October 2009, the FASB ratified ASU 2009-14—Applicability of AICPA Statement of Position 97-2 to Certain Arrangements that Include Software Elements, which amends ASC 985-605, Software—Revenue Recognition, such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in Fiscal Years beginning on or after June 15, 2010, with earlier application permitted. The impact of adopting this guidance is not expected to result in a material change to our consolidated financial statements.

3.	Acquisitions

Acquisition of CVG, Incorporated and assets of Sophia Wireless, Inc.

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

The consideration paid for the CVG-Avtec acquisition was $34.7 million in cash, which consisted of: (a) $28,174,226 to holders of shares of CVG-Avtec common stock; (b) $2,825,774 to holders of options to purchase CVG-Avtec common stock; (c) $2,675,000 to repay CVG-Avtec’s outstanding debt obligations to certain principal stockholders; and (d) $1,000,000 to pay certain financial advisory fees owed by CVG-Avtec as a result of the transaction. We financed this acquisition with available cash and borrowings under our line of credit (see Note 7). Of the consideration payable to CVG-Avtec’s three principal stockholders, an aggregate of $5,000,000 was deposited into an escrow fund and will be held for eighteen months as security for indemnification claims by us under the merger agreement. The merger agreement contains customary representations, warranties, and covenants by CVG-Avtec, as well as indemnification by CVG-Avtec’s principal stockholders subject to the limitations contained in the merger agreement.

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

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

We accounted for each of these acquisitions as purchase business combinations. With respect to each acquisition, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date. The purchase price allocation for each acquisition was based upon a valuation completed by a third-party valuation specialist using an income approach and estimates and assumptions provided by management. The excess purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The goodwill and intangible assets acquired in the CVG-Avtec acquisition are not deductible for tax purposes. The goodwill and intangible assets acquired in the Sophia Wireless asset acquisition are deductible for tax purposes over 15 years. The following tables summarize the final allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands) for each acquisition:

Allocation of the purchase price for CVG-Avtec:
Cash	$2,422
Accounts receivable	3,966
Inventory	2,223
Property and equipment	1,361
Other assets	1,005
Purchased intangible assets	15,778
Goodwill	16,986
Accounts payable and accrued expenses	(3,602)
Deferred revenue	(1,587)
Deferred tax liability, net and income tax receivable	(3,599)
Other liabilities	(275)

Total purchase price	$34,678

Allocation of the purchase price for Sophia Wireless:
Inventory and other assets	$61
Purchased intangible assets	2,332
Goodwill	735
Accrued expenses and other liabilities	(628)

Total purchase price	$2,500

The goodwill that resulted from these acquisitions is primarily related to anticipated synergies between the products of our RT Logic subsidiary and CVG-Avtec, synergies on future research and development activities, the ability to leverage our customer base to increase future growth, and the anticipated increase in market share in the intelligence customer base. During the fourth quarter ended September 24, 2010, we adjusted the acquired goodwill from the CVG-Avtec acquisition by $0.6 million based on a determination that the inventory, deferred revenue, and accrued expenses that were initially allocated needed to be reassigned. This determination was based upon detailed information that became available during the fourth quarter.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

The amounts allocated to the purchased intangible assets for CVG-Avtec consist of the following:

	Purchase Price Allocation	Asset Life
Amortizable intangible assets:
Customer relationships	$5,460	5-7 years
Technology	7,530	5 years
Trademark/tradename	1,190	2 years
Non-compete	620	3 years
Customer contracts	268	1 year
Non-amortizable intangible assets:
In-process research and development	710	Indefinite

Total intangible assets	$15,778

The amounts allocated to the purchased intangible assets for Sophia Wireless consist of the following:

	Purchase Price Allocation	Asset Life
Amortizable intangible assets:
Customer relationships	$694	7 years
Technology	1,450	6 years
Trademark/tradename	188	Indefinite

Total intangible assets	$2,332

Acquisition of satID Product Line

On February 20, 2009, we acquired the intellectual property and other net assets of the satID product line from U.K.-based QinetiQ Limited (the “satID acquisition”). Satellite operators around the world use satID to geolocate the source of satellite interference, jamming, and unauthorized use to ensure quality of satellite service. The satID product has been integrated with Integral Systems’ Telemetrix, Compass, and Monics products to provide a fully integrated capability to detect, characterize, and geolocate the source of satellite uplink communication signals with applications in commercial, military, government, and intelligence markets. The satID product is fully integrated into the Products Group segment.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

The consideration paid for the satID acquisition was $11.0 million in cash, including transaction costs. We financed this acquisition with borrowings under our prior line of credit. We accounted for this acquisition as a purchase business combination. Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheet at their estimated fair values as of February 20, 2009. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The goodwill and intangible assets are deductible for tax purposes over 15 years. The following represents the allocation of the purchase price to the acquired assets and liabilities assumed (in thousands) and the associated estimated useful lives:

		Estimated useful lives:
Assets acquired:
Current assets:
Accounts receivable	$379
Inventory	632
Prepaid expense	91

Total current assets	1,102

Property and equipment	107
Intangible assets:
Customer relationships	3,490	8 years
Patent	3,340	8 years
Trademark/tradename	240	10 years
Non-compete	190	3 years

Total intangible assets	7,260
Goodwill	2,699

Total assets acquired	11,168

Liabilities assumed:
Deferred revenue	189

Net assets acquired	$10,979

4.	Accounts Receivable and Unbilled Revenues

Accounts receivable and unbilled revenues at September 24, 2010 and September 25, 2009 consist of the following:

	2010	2009
	(in thousands)
Billed
Government services	$16,169	$22,503
Commercial products and services	11,910	5,576
Allowance for doubtful accounts	(106)	(1,063)

Total billed	$27,973	$27,016

Unbilled revenues
Government services	$36,884	$33,802
Commercial products and services	5,632	3,917

Total unbilled	$42,516	$37,719

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

Unbilled revenues represent amounts recognized as revenue that have not been billed. Unbilled revenues were equal to $42.5 million as of September 24, 2010 of which $41.7 million is expected to be collected in the next 12 months. As of September 24, 2010, unbilled revenues that will not be collected within the next 12 months in the amount of $0.8 million are included in other assets in our consolidated balance sheets. Unbilled revenues were equal to $37.7 million as of September 25, 2009 of which $37.0 million was expected to be collected in the next 12 months. As of September 25, 2009, unbilled revenues that will not be collected within the next 12 months in the amount of $0.7 million are included in other assets in our consolidated balance sheets.

Revenue from our Military & Intelligence Group segment’s cost-plus contracts is driven by pricing based on costs incurred to perform services under contracts with the U.S. government. Cost-based pricing is determined under the Federal Acquisition Regulation, which provides guidance on the types of costs that are allowable in establishing prices for goods and services and allowability and allocability of costs to contracts under U.S. government contracts. Allocable costs are billed to the U.S. government based upon approved billing rates. We have incurred allocable costs we believe are allowable and reimbursable under our cost-plus contracts that are higher than the approved billing rates. If we receive approval and obtain funding for our actual incurred allocable costs, we will be able to bill these amounts.

As of September 24, 2010, we have recognized $7.9 million in revenue in excess of funding, of which $3.2 million is in excess of contract value on our Military & Intelligence Group segment’s cost-plus contracts with the United States Air Force. These amounts are considered at-risk revenue. The revenue in excess of funding and revenue in excess of contract value result from recognition of estimated award fees and higher indirect rates than originally planned. Based on discussions with our customers, we believe this amount is fully realizable and that the funding will be forthcoming. We historically have not had any issues obtaining funding.

On our Military & Intelligence Group cost-plus contracts, we have a revenue rate reserve of $6.6 million that is included in our unbilled balance. This revenue rate reserve relates to costs for which ultimate reimbursement is uncertain. These costs are subject to audit by the DCAA; therefore, revenue recognized on our cost-plus contracts is subject to adjustment upon audit by DCAA. The DCAA’s Report on Audit of Post Award Accounting Systems (the “Accounting Systems Audit Report”), issued in the fourth quarter of Fiscal Year 2010, is discussed in detail below. Based on ongoing negotiations with the DCAA, in the third quarter of Fiscal Year 2010, we changed the method of allocating certain expenses, and, the DCAA approved our Fiscal Year 2010 provisional billing rates. Subsequently, the DCAA indicated that the methodology adopted for the 2010 rates should be applied to the cost incurred rates for Fiscal Years 2008 and 2009 as applied to government contracts. As a result, during the three months ended June 25, 2010, we increased our revenue rate reserve for work performed on U.S. government contracts during Fiscal Years 2008 and 2009 by $2.7 million, which is in addition to the $3.9 million revenue rate reserve recognized in Fiscal Year 2009. At this time, management believes it has established an appropriate position with the $6.6 million reserve.

In the fourth quarter of Fiscal Year 2010, the DCAA formally issued the Accounting Systems Audit Report, which found, as of January 27, 2010, our accounting system to be inadequate and identified certain significant deficiencies in our accounting systems, controls, policies and procedures. As a result of this determination, under the Federal Acquisition Regulation our administrative contracting officers are required to consider, with respect to cost-plus contracts, whether it is appropriate to suspend a percentage of progress payments or reimbursement of costs proportionate to the estimated cost risk to the U.S. government, considering audit reports or other relevant input, until we submit a corrective action plan acceptable to the contracting officers and correct the deficiencies. In addition, in order for us or any other entity to be awarded any new cost-plus contract, the administrative contracting officer must determine that such entity has the necessary operating and accounting

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

controls to be determined “responsible” under the Federal Acquisition Regulation. Up to now, to our knowledge, no progress payments have been suspended, no costs have been denied reimbursement and we are not aware that any contracting officer has determined that we are not “responsible” under the Federal Acquisition Regulation. We do not believe that the issues raised in the Accounting Systems Audit Report have materially adversely affected our business, financial condition or results of operations up to now, and we do not believe that they will have a material adverse impact on our business, financial condition or results of operations in the future. We are working diligently to resolve these accounting deficiencies and believe that they will be successfully resolved. However, the Accounting Systems Audit Report has the potential to materially adversely impact our ability to obtain future cost-plus contracts from the U.S. government, could result in certain payments under existing cost-plus contracts being delayed or suspended, and the DCAA could, as a result of a subsequent audit, reduce the billing rates that it has provisionally approved, causing us to refund a portion of the amounts we have received with respect to cost-plus contracts.

Deferred revenue represents amounts billed and collected for contracts in progress for which revenue has not been recognized and is reflected as a liability. Revenue will be recognized when revenue recognition criteria are met.

5.	Property and Equipment

Property and equipment, at cost, as of September 24, 2010 and September 25, 2009 consist of the following:

	September 24, 2010	September 25, 2009
	(in thousands)
Machinery , electronic equipment, and vehicles	$10,409	$8,595
Furniture and fixtures	1,973	1,736
Leasehold improvements	12,379	11,533
Software	3,179	2,209
Equipment under capital lease	6,313	6,304
Construction in progress	3,737	572

Total property and equipment	37,990	30,949
Less accumulated depreciation and amortization	(14,616)	(10,581)

Property and equipment, net	$23,374	$20,368

Depreciation and amortization expense for the three years ended September 24, 2010, September 25, 2009, and September 30, 2008 was $4.3 million, $3.8 million, and $2.4 million, respectively.

6.	Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized. Goodwill and other intangible assets as of September 24, 2010, and September 25, 2009 consist of the following:

	2010	2009
	(in thousands)
Goodwill	$71,834	$54,113

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

	Amortization period	As of September 24, 2010		As of September 25, 2009
		Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(in thousands)
Intangible assets subject to amortization:
Patents	8 years	$3,340	$(661)	$4,240	$(1,144)
Customer relationship	5 - 8 years	9,644	(1,269)	5,252	(2,016)
Customer contracts	1 year	268	(151)	—	—
Covenants-not-to-compete	3 years	810	(216)	190	(37)
Trademark	2 - 10 years	1,430	(172)	240	(14)
Technology	5 - 6 years	8,980	(946)	—	—

Total amortizing intangibles		24,472	(3,415)	9,922	(3,211)

Intangible assets with indefinite useful lives:
Trademark		188	—	—	—
In-process research & development		710	—	—	—

Total intangible assets with indefinite useful lives		898	—	—	—

Total Intangibles		$25,370	$(3,415)	$9,922	$(3,211)

Amortization expense for the years ended September 24, 2010, September 25, 2009, and September 30, 2008 was $2.9 million, $0.5 million, and $22 thousand, respectively. Estimated future annual amortization expenses are as follows (in thousands):

Fiscal years ending:
2011	$4,730
2012	4,442
2013	3,839
2014	3,748
2015	2,461
Thereafter	1,837

Total future amortization expense	$21,057

Based on our annual impairment test as of June 26, 2010, we had one reporting unit, Lumistar, for which the goodwill has been determined to be at risk (i.e., there is a reasonable possibility that the reporting unit might fail a future step one impairment test). The estimated fair value of equity of the Lumistar reporting unit as of June 26, 2010 was 9.3% higher than its carrying value. Accordingly, a step two impairment test was not performed to determine the amount of any goodwill impairment. The amount of goodwill allocated to this reporting unit was $10.3 million.

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

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

We acknowledge the uncertainty surrounding the key assumptions that drive the estimated fair value of the Lumistar reporting unit. Any material negative change in the fundamental outlook for the Lumistar reporting unit, its industry or the capital market environment could cause the reporting unit to fail step one. Accordingly, we will be monitoring events and circumstances each quarter (prior to the annual testing date) to determine whether an additional goodwill impairment test should be performed. If the Lumistar reporting unit were to fail the step one test, the goodwill impairment will exceed the difference between the fair value of the reporting unit and its carrying value because the reporting unit does not carry any intangible asset balances that must be considered in step two when computing the fair value of goodwill. We reviewed the internal and external factors affecting the assumptions that drive the fair value of the Lumistar reporting unit as of September 24, 2010. Based on this review, we did not identify any indication of a decline in fair value from June 26, 2010 and we have concluded that no further impairment testing was necessary as of September 24, 2010.

7.	Credit Facilities

Line of Credit

On March 5, 2010, we entered into a Credit Agreement (the “Credit Agreement”), among us, certain of our subsidiaries, the lenders from time to time party thereto, and Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and L/C Issuer. The Credit Agreement provides for a $55 million senior secured revolving credit facility (the “Facility”), including a sub-facility of $10 million for the issuance of letters of credit. The proceeds of the Facility were used to (i) finance in part the acquisition of CVG-Avtec, and all related transactions, (ii) pay fees and expenses incurred in connection with such acquisition and all related transactions, (iii) repay amounts outstanding in respect of our previous credit facility with Bank of America, which was terminated concurrently with entry into the Credit Agreement, and (iv) provide ongoing working capital and for other general corporate purposes. The Facility expires on March 5, 2013. As a result of the entry into the Forbearance Agreement referred to below, effective as of September 21, 2010, availability under the Facility was indefinitely reduced to $40 million. As a result of our subsequent entry into the Amendment and Waiver, dated December 8, 2010, availability under the Facility was reset at $44 million.

The Facility is secured by a lien on substantially all of our assets and those of our domestic subsidiaries, including CVG-Avtec and its subsidiaries, and all of such subsidiaries are guarantors of the obligations of the Company under the Credit Agreement. Any borrowings under the Facility originally accrued interest at the London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 3% to 4% depending on our consolidated ratio (the “Leverage Ratio”) of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”); however, as a result of the entry into the Forbearance Agreement referred to below, effective as of September 21, 2010, the interest margins under the Facility were increased to 5% over LIBOR. As a result of the Amendment and Waiver the interest rate of 5% over LIBOR will remain in effect until the date of delivery of audited financial statements for the fiscal year ended September 30, 2011. The Credit Agreement requires us to comply with specified financial covenants, including the maintenance of a maximum leverage ratio, a minimum asset coverage ratio (measured based on the ratio of certain accounts receivable to credit agreement outstandings), and a minimum fixed charge coverage ratio.

We are required to pay a quarterly fee on the committed unused amount of the facility, at a rate of 0.50% of the unused commitment amount per annum. As of September 24, 2010, we had $28 million outstanding in borrowings under the line of credit, and $3.5 million in face amount of letters of credit outstanding under the sub-facility for the issuance of letters of credit.

The Credit Agreement contains customary covenants, including affirmative covenants that require, among other things, certain financial reporting by us, and negative covenants that, among other things, restrict our ability

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

to incur additional indebtedness, pay cash dividends, incur encumbrances on assets, reorganize, consolidate or merge with any other company, and make acquisitions and stock repurchases. The Credit Agreement contains events of default, including a cross-default to other indebtedness of the Company.

The availability of loans and letters of credit under the Facility is subject to customary conditions, including the accuracy of certain representations and warranties of the Company and the absence of any continuing default under the Credit Agreement.

As of June 25, 2010, we were in default of the financial covenants under the Credit Agreement. On August 3, 2010, a waiver under the Credit Agreement was entered into pursuant to which the requirement to comply with the leverage ratio covenant for the quarter ended March 26, 2010 was permanently waived, along with the requirements to comply with all of the financial ratios for the quarter ended June 25, 2010 and for any future date prior to September 8, 2010. This waiver was subsequently extended to waive compliance with the financial ratios for each date through September 21, 2010. The extended waiver expired on September 21 and at that time we were again in default of the financial covenants under the Credit Agreement. However, a forbearance agreement was entered into with the Credit Agreement lenders effective as of September 21, 2010 with respect to these defaults (the “Forbearance Agreement”), which agreement prohibited any exercise of remedies by the lenders as a result of such defaults and made certain other modifications to the Facility terms. The Forbearance Agreement expired on November 1, 2010. On December 8, 2010, we entered into an Amendment and Waiver with our Credit Agreement lenders (the “Amendment and Waiver”) that, among other things, waived all existing financial covenant defaults and modified the terms of the financial covenants, including setting new financial covenant compliance levels, for current and future periods.

Capital Equipment Lease Facility

We have a master lease agreement and progress payment agreement for a capital equipment lease facility (the “facility”) with Banc of America Leasing & Capital, LLC (“BALC”). Under this facility, we may borrow up to $7.0 million for the purchase of new furniture, fixtures and equipment (“new assets”). Initially, under the progress payment agreement, BALC will advance funding for new assets. No principal payments will be due on such borrowings, and interest will accrue at one-month LIBOR, plus 1.5%, payable monthly in arrears. We had capital lease obligations of $5.2 million and $6.1 million, respectively, as of September 24, 2010, and September 25, 2009, and no advance payments outstanding from BALC under the progress payment agreement. The lease term is 72 months from the lease commencement date, with monthly rent payments (representing the payment of principal and interest on the borrowed amount) calculated based on a lease rate factor as defined under the facility. The lease rate factor is based on the three-year swap index as quoted in the Bloomberg Daily Summaries as of the lease commencement date.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

8.	Accrued Expenses

Accrued expenses at September 24, 2010 and September 25, 2009 consist of the following:

	2010	2009
	(in thousands)
Accrued payroll and withholdings	$4,734	$4,062
Loss on sublease	4,256	1,104
Accrued vacation	3,878	2,860
Contract related accruals	3,468	3,322
Checks outstanding in excess of deposits	1,750	—
Accrued profit sharing	1,352	661
Professional fees	1,022	1,082
Capital lease	993	—
Royalties and commissions	870	1,078
Deferred rent	885	888
Other accrued expenses	2,954	2,884

Total accrued expenses	$26,162	$17,941

9.	Commitments and Contingencies

Leases

We have noncancellable leases for all of our facilities that expire in various years between 2011 and 2021. The operating lease payments do not include operating expenses or utilities, which are adjusted annually. Rent expense on our noncancellable leases was $9.4 million, $5.8 million, and $2.7 million, for the years ended September 24, 2010, September 25, 2009, and September 30, 2008, respectively. The approximate future minimum lease payments under the office leases and capital leases are as follows (in thousands):

	Operating Lease	Capital Lease
Fiscal years ending:
2011	$8,290	$1,243
2012	8,181	1,226
2013	8,279	1,204
2014	8,138	1,195
2015	7,600	1,001
Thereafter	30,005	—

Total payments	$70,493	$5,869

Less: portion repesenting interest, taxes, and maintenance		695
Less: current portion of capital lease obligation		993

Long-term portion of capital lease obligation		$4,181

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

We are obligated under capital leases covering software and computer equipment, furniture and fixtures, leasehold improvements, and electronic equipments that expire at various dates during the next five years. During Fiscal Year 2009, we entered into a master lease agreement for a capital lease facility for the purchase of new furniture, fixtures and equipment (see footnote 7). The short-term portion of capital lease obligation is included in accrued expenses. At September 24, 2010 and September 25, 2009, the gross amount of property and equipment and related accumulated depreciation and amortization recorded under capital leases were as follows (in thousands):

	September 24, 2010	September 25, 2009
Software and computer equipment	$1,962	$1,962
Furniture and fixtures	3,647	3,647
Electronic equipment	153	144
Leasehold improvements	551	551

	6,313	6,304
Less accumulated depreciation and amortization	(445)	(42)

	$5,868	$6,262

The amortization of assets held under capital lease is included with depreciation and amortization expense in selling, general and administrative expense.

Sale-Leaseback of Building and Land

On June 26, 2009, we sold the land and building located at 12515 Academy Ridge View, Colorado Springs, Colorado to COPT Academy Ridge, LLC (“COPT”) (the “Sale Property”) for $12.5 million pursuant to a purchase and sale agreement (the “Sale Agreement”) by and between RT Logic and COPT. At the same time, RT Logic entered into a Lease Agreement (the “Lease Agreement”) with COPT to lease this building and the directly associated premises (the “Rental Property”) for a 12 year term with an option to extend the term for an additional five years. The building, which has 60,714 rentable square feet, is utilized by RT Logic. The Lease Agreement provides for an initial rent of $16.75 per square foot per annum, with periodic rent escalations. RT Logic’s obligations under the Lease Agreement are guaranteed by Integral Systems, Inc. The Lease Agreement provides RT Logic with a one-time right to terminate the lease at the expiration of the tenth lease year for a termination fee of $1.4 million.

The sale of the land and building qualifies as a ‘sale’. Additionally, the subsequent leaseback of the Rental Property qualifies as a normal leaseback. Therefore, we deferred the gain on the sale, of approximately $0.7 million, and we are amortizing the gain as a reduction in expense in proportion to the monthly rentals over the term of the lease. The Sale Agreement contains options that allow RT Logic and COPT to negotiate, at the request of RT Logic, a build-to-suit lease pursuant to which COPT would build a second building on the land purchased by COPT in this sale. This option, which expires at the fourth anniversary of the consummation of the sale, requires RT Logic to pay COPT option payments in the amount of $0.1 million per year.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

The future minimum lease payments under the terms of the Lease Agreement are as follows (in thousands):

2011	$1,155
2012	1,187
2013	1,195
2014	1,153
2015	1,188
Thereafter	7,551

$13,429

On June 6, 2008, we entered into a material lease agreement for newly leased property located at 6721 Columbia Gateway Drive in Columbia, Maryland, which is now our new corporate headquarters. We relocated our corporate headquarters from its previous location in Lanham, Maryland, in May 2009. The lease term is for 11 years; the facility has approximately 131,450 rentable square feet and has an initial $28 per square foot annual lease cost, with annual escalations of approximately 2.75% to 3.00%. We received a $7.4 million allowances for costs to build out this facility to our specifications and a $1.9 million incentive, which approximates the rent obligation for our Lanham, Maryland facility for twenty two months. These lease incentives will be amortized as a reduction of rental expense over the lease term. As a result of moving to our new headquarters in May 2009, we have vacated part of our leased space in Lanham, Maryland, and we have recorded an estimated loss for the period of vacancy. In determining our liability related to excess facility costs, we are required to estimate such factors as vacancy rates for comparable space in the vicinity, the time required to sublet properties, and prevailing sublease rates for comparable space in the vicinity. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants and may result in revisions to the liability from time to time. On September 29, 2010, we signed a sublease agreement for one of our two leased spaces in Lanham, Maryland. The sublessee occupies approximately 46,700 rentable square feet in the office building located at 5000 Philadelphia Way, Lanham, Maryland. The term of this sublease commences on October 1, 2010 and ends on October 31, 2015 and the sublease has an initial $4.28 per square foot annual lease cost, with annual escalation of 3%. We estimate that we will be able to sublease the remaining facility in Lanham, Maryland by June 2012. Our estimated lease loss reserve is as follows (in thousands):

Balance as of September 25, 2009	$1,104
Lease payments, net of accretion expense	(681)
Adjustment of estimate	3,833

Balance as of September 24, 2010	$4,256

Government Contracts

A significant portion of our revenues represent payments made by the U.S. Government and by contractors that have prime contracts with the U.S. Government. Certain of these revenues are subject to adjustment upon audit by the DCAA. We have established a revenue rate reserve of $6.6 million relating to our government cost-plus contracts. This revenue rate reserve relates to costs for which ultimate reimbursement is uncertain. In the fourth quarter of Fiscal Year 2010, the DCAA formally issued a Report on Audit of Post Award Accounting Systems (the “Accounting Systems Audit Report”) that found, as of January 27, 2010, our accounting system to be inadequate and identified certain significant deficiencies in our accounting systems, controls, policies and procedures. As a result of this determination, under the Federal Acquisition Regulation our administrative contracting officers are required to consider, with respect to cost-plus contracts, whether it is appropriate to suspend a percentage of progress payments or reimbursement of costs proportionate to the estimated cost risk to

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

the U.S. government, considering audit reports or other relevant input, until we submit a corrective action plan acceptable to the contracting officers and correct the deficiencies. In addition, in order for us or any other entity to be awarded any new cost-plus contract, the administrative contracting officer must determine that such entity has the necessary operating and accounting controls to be determined “responsible” under the Federal Acquisition Regulation. Up to now, to our knowledge, no progress payments have been suspended, no costs have been denied reimbursement and we are not aware that any contracting officer has determined that we are not “responsible” under the Federal Acquisition Regulation. Further, the DCAA formally issued a letter that approved our Fiscal Year 2010 provisional billing rates in the fourth quarter of Fiscal Year 2010. We do not believe that the issues raised in the Accounting Systems Audit Report have materially adversely affected our business, financial condition or results of operations up to now, and we do not believe that they will have a material adverse impact on our business, financial condition or results of operations in the future. We are working diligently to resolve these accounting deficiencies and believe that they will be successfully resolved. However, the Accounting Systems Audit Report has the potential to materially adversely impact our ability to obtain future cost-plus contracts from the U.S. government, could result in certain payments under existing cost-plus contracts being delayed or suspended, and the DCAA could, as a result of a subsequent audit, reduce the billing rates that it has provisionally approved, causing us to refund a portion of the amounts we have received with respect to cost-plus contracts.

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

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

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

10.	Income Taxes

For the years ended September 24, 2010, September 25, 2009, and September 30, 2008, the provision (benefit) for income taxes consists of the following:

	September 24, 2010	September 25, 2009	September 30, 2008
	(in thousands)
Current tax expense (benefit):
Federal	$141	$(9,361)	$6,445
State	100	(291)	1,048
Foreign	(160)	97	—

	81	(9,555)	7,493
Deferred tax expense (benefit)
Federal	(159)	7,902	(250)
State	(222)	620	(110)

	(381)	8,522	(360)

Total provision (benefit) for income taxes	$(300)	$(1,033)	$7,133

Included in the current Federal and state (“US”) tax expense for the year ended September 24, 2010 is a benefit of $0.2 million related to losses from a foreign subsidiary that is includible in US taxable income. If the foreign subsidiary generates income in the future, such income will also be includible in the US taxable income and increase the US tax expense to the extent that there is no foreign tax credit available.

During Fiscal Year 2008, we recognized a $1.8 million tax credit for research and development expenditures that were incurred in prior years. We filed amended returns associated with this tax credit.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

At September 24, 2010 and September 25, 2009, the tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	September 24, 2010	September 25, 2009
	(in thousands)
Deferred Tax Assets:
Vacation accrual	$1,339	$975
Allowance for doubtful accounts	40	419
Accrued expenses and other	928	422
Net operating loss (“NOL”) carry-forwards	1,005	995
Capital loss carry-forward	—	76
Stock option expense	1,530	1,029
Deferred revenues	322	345
Deferred rent	5,604	4,399
Accrued commissions	207	326
UNICAP—263A adjustment	681	433
Other	155	—

Deferred Tax Asset Subtotal	11,811	9,419
Valuation allowance	(303)	(262)

Total Deferred Tax Assets	11,508	9,157
Deferred Tax Liabilities:
Intangible asset amortization	(6,435)	(1,138)
Unbilled revenue	(13,202)	(11,043)
Property and equipment primarily due to differences in depreciation	(3,990)	(4,081)

Total Deferred Tax Liabilities	(23,627)	(16,262)

Net Deferred Tax (Liability) Asset	$(12,119)	$(7,105)

As of September 24, 2010, we had approximately $16.7 million of state net operating losses which expire between 2019 and 2029.

For the year ended September 24, 2010, our valuation allowance increased by less than $0.1 million due primarily to the valuation allowance recorded against the deferred tax assets in certain foreign jurisdictions.

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

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

The temporary differences are presented in the balance sheet as follows:

	September 24, 2010	September 25, 2009
	(in thousands)
Deferred tax (liability) asset—current portion	$(8,655)	$(7,347)
Deferred tax asset (liability)—long term portion	(3,464)	242

Net deferred tax (liability) asset	$(12,119)	$(7,105)

We recognized a tax benefit (expense) related to our share-based compensation in the amount of approximately $(14.0) thousand, $(0.5) million, and $1.2 million in the years ended September 24, 2010, September 25, 2009, and September 30, 2008, respectively, and was allocated to additional paid-in capital within stockholders’ equity.

The effective income tax rates differ from the statutory U.S. income tax rate due principally to the following:

	Year Ended
	September 24, 2010	September 25, 2009	September 30, 2008
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal income tax benefit	2.0%	(31.4)%	2.6%
Tax benefit of tax free investment income	0.3%	(31.0)%	(0.4)%
Valuation Allowance	(1.5)%	(44.6)%	0.0%
Business tax credits	6.1%	(1,955.1)%	(7.3)%
Foreign Operations	4.0%	(262.9)%	0.0%
Stock compensation expense	(17.9)%	513.2%	0.1%
Allowance for bad debt expense	(16.3)%	83.2%	0.0%
Other	(0.6)%	251.7%	(1.8)%

Effective rate	11.1%	(1,441.9)%	28.2%

We recognize financial statement benefits for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained.

The change in unrecognized tax benefits is shown in the table below (in thousands):

	September 24, 2010	September 25, 2009	September 30, 2008
Unrecognized tax benefits—beginning of year	$300	$768	$—
Decrease related to positions taken in prior years	—	(65)	—
Increase related to positions taken in prior years	—	81	—
Increase related to acquired balance	56	—	—
Increase related to positions taken in current year	41	102	768
Settlements of tax positions taken in prior years	—	(586)	—

Unrecognized tax benefits—end of year	$397	$300	$768

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

During the year ended September 25, 2009, we settled our U.S. income tax audit for the years ended September 30, 2003 through September 30, 2006. As a result of such settlement, we recognized $0.7 million of additional tax benefits as a reduction to income tax expense.

If recognized, the entire remaining balance of unrecognized tax benefits would impact the effective tax rate. Over the next 12 months, we do not anticipate that the amount of the liability for unrecognized tax benefits will be reversed. We recognize interest income, interest expense, and penalties relating to tax exposures as a component of income tax expense. The amount of interest expense and penalties related to the above unrecognized tax benefits was $24 thousand, net of federal tax benefit.

We are still open to examination in the U.S. from 2007 forward and certain state jurisdictions from 2006 forward.

11.	Profit Sharing and Employee Benefits Plans

We have a profit sharing and 401(k) plan for the benefit of substantially all employees. In Fiscal Year 2009, we changed the company discretionary contribution amount from 11% to 6% of eligible employee’s salary to the plan. In Fiscal Year 2008, the discretionary contribution amount to the plan was 11% of eligible employee’s salary. Future contributions will be a discretionary amount determined by our performance and profitability. The 401(k) feature allows employees to make elective deferrals not to exceed 25% of compensation. For the years ended September 24, 2010, September 25, 2009, and September 30, 2008 contributions to the plans totaled $4.4 million, $3.4 million, and $4.5 million, respectively.

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

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

appreciation rights, restricted stock, and restricted stock units expire no later than ten years from the date of grant (five years for incentive stock options received by greater than 10 percent owners) and vest from one to five years.

As of September 24, 2010, we had reserved for issuance an aggregate 2,598,960 shares of common stock under the 2008 Stock Incentive Plan.

The following table summarizes the activity for all of our stock option awards during the years ended September 24, 2010, September 25, 2009 and September 30, 2008:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Life	Aggregate Intrinsic Value ($ in millions)
	(in thousands)
Options outstanding September 30, 2007	1,280	$11.18
Granted	1,379	$22.76
Exercised	(614)	$10.68		$2.16
Cancelled	(66)	$12.23

Options outstanding September 30, 2008	1,979	$19.37
Granted	972	$8.30
Exercised	(8)	$9.21		$0.20
Cancelled	(1,090)	$20.18

Options outstanding September 25, 2009	1,853	$13.13
Granted	204	$8.64
Exercised	(51)	$9.03		$0.09
Cancelled	(253)	$14.65

Options outstanding September 24, 2010	1,753	$12.51	6.56 Years	$0.03

Exercisable at September 24, 2010	1,058	$13.39	5.37 Years	$—

Cash received from the exercise of options under all of our stock option plans for the Fiscal Years ending September 24, 2010, September 25, 2009 and September 30, 2008 was $0.5 million, $77 thousand, and $6.6 million, respectively. We currently plan to satisfy future stock option exercises under these plans with registered shares available to be issued.

The following table summarizes additional information about stock options outstanding at September 24, 2010:

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number of Shares	Weighted-Average Remaining Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
	(in thousands)			(in thousands)
$ 6.00 – 9.99	924	8.28 Years	$8.08	395	$8.06
$10.00 – 14.99	440	1.80 Years	$12.54	407	$12.51
$20.00 – 25.00	389	7.86 Years	$22.99	256	$23.02

	1,753	6.56 Years	$12.51	1,058	$13.39

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

The following table summarizes information about our nonvested stock options outstanding at September 24, 2010:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at September 25, 2009	1,109	$5.53
Granted	204	$4.24
Vested	(457)	$5.49
Cancelled	(161)	$6.06

Nonvested at September 24, 2010	695	$5.05

The weighted-average grant date fair value of options which were granted during the years ended September 24, 2010, September 25, 2009, and September 30, 2008 was $4.24, $4.01, and $9.11, respectively. The fair value of the options granted was estimated on the date of the grant using the Black-Scholes options pricing model. The following table shows the assumptions used for the grants that occurred in each twelve month period.

	2010	2009	2008
Expected volatility	53.60%	50.40%	34.42%
Risk free interest rate	2.51%	2.56%	3.48%
Forfeiture rate	3.08% - 6.42%	3.16% - 6.13%	3.16% - 6.13%
Dividend yield	0.00%	0.00%	0.00%
Expected lives	3.4 - 9.0 years	5.0 - 6.0 years	3.5 - 6.3 years

The expected volatility is established based on the historical volatility of our common stock. The risk free interest rate is determined based on the U.S. Treasury yield curve that is commensurate with the expected life of the options granted. Forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The dividend yield is based upon the most recently declared quarterly dividend as of the grant date as a percentage of the average stock price at the time of the grant. The dividend yield for Fiscal Years 2010, 2009, and 2008 is 0% based upon the decision by the Board of Directors to cease payment of dividends for the foreseeable future. During 2010 and 2009, we issued stock options with a 10 year term. Prior to this, our stock options had a five or six year term, Therefore, the expected lives for the stock options issued in Fiscal Year 2009 and 2008 that have a 10 year term are based on the “simplified” method, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

We have recognized $2.6 million, $3.6 million, and $1.1 million of share-based compensation expense in the Consolidated Statements of Operations for the years ended September 24, 2010, September 25, 2009, and September 30, 2008, respectively. We recognized a tax benefit (expense) related to our share-based compensation in the amount of approximately $(14) thousand, $(0.5) million, and $1.2 million in the twelve month periods ended September 24, 2010, September 25, 2009, and September 30, 2008, respectively.

As of September 24, 2010, there was $2.8 million of unrecognized compensation expense related to remaining non-vested stock options that will be recognized over a weighted average period of 1.09 years. The

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

total fair value of options which vested during the twelve month period ending September 24, 2010, September 25, 2009, and September 30, 2008 was $2.5 million, $3.5 million, and $0.6 million, respectively.

13.	Stockholders’ Equity Transactions

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

Effective October 15, 2008, we established the Integral Systems, Inc. Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits contributions by eligible employees. The maximum percentage of an employee’s contribution cannot exceed 10%. The purchase price per share at which shares are purchased under the Employee Stock Purchase Plan is 85% of the fair-market value of our common stock. A maximum of 1,800,000 shares of our common stock may be purchased under the Employee Stock Purchase Plan. Under this plan during the twelve months ended September 24, 2010, and September 25, 2009, we have issued 139,839 and 77,462 shares, respectively.

During Fiscal Year 2008 we reacquired 2,129,944 shares of our stock for a total cost of $23.5 million.

14.	Business Segment and Geographical Information

During the first quarter Fiscal Year 2010, we realigned all three of our segments to capture our Newpoint subsidiary in the Space Communications Systems segment, which has been renamed the Products Group segment. The Commercial Systems segment has been renamed the Civil & Commercial Group segment and now includes the operation that performs work for U.S. government civilian agencies such as NASA, NOAA, and USGS. This operation was previously included in the Government Systems segment. The Government Systems segment has been renamed the Military & Intelligence Group segment. Results from the Newpoint subsidiary and the operation that performs work for U.S. government civilian agencies for Fiscal Year 2009 and Fiscal Year 2008 have been reclassified to conform to the presentation for Fiscal Year 2010. These reclassifications do not modify the previously reported consolidated revenue, net income, or earnings per share. We are organized and report financially in three operating segments: Military & Intelligence Group, Civil & Commercial Group, and Products Group. We evaluate the performance of our three operating segments based on operating income. The following is a brief description of each segment:

Military & Intelligence Group—This segment provides tailored commercial-off-the-shelf (“COTS”) ground systems products and services to U.S. military agencies and the intelligence community, providing systems engineering and solutions based on our commercial products for government applications. Its primary customer is the U.S. Air Force.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

Civil & Commercial Group—This segment provides ground systems products and services to commercial enterprises and international organizations. It consists of the following:

•	Tailored COTS ground systems products and services for commercial applications and civilian agencies of the U.S. government such as NASA, NOAA, and USGS, and

•	two of our wholly-owned subsidiaries, Integral Systems Europe S.A.S. (“ISI Europe”) and Integral Systems Europe Limited (“ISE Limited”).

•

two of our wholly-owned subsidiaries, Integral Systems Europe S.A.S. (“ISI Europe”) and Integral Systems Europe Limited (“ISE Limited”): ISI Europe, in Toulouse, France, serves as the focal point for our ground systems business in Europe, the Middle East, and Africa for command and control, signal monitoring, interference detection and geolocation, and network management using the Integral Systems family of products. ISE Limited, in Gateshead, United Kingdom, provides antenna systems and network integration capabilities to address telemetry, tracking, and control and earth systems integration for antenna and network systems and broadcast antenna and network systems in the global markets.

Products Group—This segment provides commercially available products to address the satellite and airborne platform ground system infrastructure market. It is our largest segment in terms of revenue. It consists of the following wholly-owned subsidiaries:

•

Real Time Logic, Inc. (“RT Logic”): RT Logic designs and builds innovative, cost effective satellite ground system signal processing systems under the Telemetrix® brand, primarily for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories, and military range operations. RT Logic also markets our satID product line. satID products are used to geolocate the source of satellite interference, jamming, and unauthorized use to ensure quality of satellite service.

•	Lumistar, Inc. (“Lumistar”): Lumistar is a wholly-owned subsidiary of RT Logic and provides system level and board level telemetry products for airborne communications systems.

•	SAT Corporation (“SAT”): SAT offers a range of software products and turnkey systems for monitoring and detecting signal interference on satellite signals and terrestrial communications.

•

Newpoint Technologies (“Newpoint”): Newpoint offers an integrated suite of monitor and control and network management products for managing communications infrastructure, remote sites, and portable terminals—including satellite, terrestrial, internet, and broadcast customers.

•

Integral Systems SATCOM Solutions (“SATCOM Solutions”): SATCOM Solutions incorporates the operations of CVG, Incorporated and its subsidiary Avtec Systems, Inc. (together, “CVG-Avtec”) and the assets of Sophia Wireless, Inc. (“Sophia Wireless”), which were acquired on March 5, 2010 and April 27, 2010, respectively. SATCOM Solutions provides secure, satellite-based communication solutions to government and commercial markets and offers integrated ground systems infrastructure solutions for satellite communications, payload data processing, simulation and testing for military, intelligence, government, and commercial programs worldwide.

Our structure allows us to address a wide variety of customer needs from complete turnkey installations to targeted technology insertions into existing systems. This provides us with the ability to capture margins at each point in the value chain—from products to solutions—driving a consolidated margin that we believe is higher than traditional system integrators. Please see “Item 8. Financial Statements and Supplementary Data” for additional information on our business segments.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

We earn revenue both as a prime contractor and a subcontractor from sales of our products and services through contracts funded by the U.S. Government as well as commercial and international organizations. During the years ended September 24, 2010, September 25, 2009, and September 30, 2008, approximately 72%, 79%, and 82%, respectively, of our revenue was from government services, primarily the United States Air Force and other U.S. government agencies. The remaining revenue is from commercial products and services.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

We have intercompany sales between our three segments, which are recorded at amounts that approximate market values, which are eliminated in the consolidated operating results. Summarized financial information by business segment is as follows:

	Year Ended
	September 24, 2010	September 25, 2009	September 30, 2008 [1]
	(in thousands)
Revenue:
Military & Intelligence	$64,132	$79,457	$79,144
Civil & Commercial	24,680	21,618	20,316
Product Group	97,353	68,848	71,209
Elimination of intersegment sales	(8,270)	(9,990)	(10,499)

Total revenue	$177,895	$159,933	$160,170

Operating income (loss):
Military & Intelligence	$(188)	$(3,617)	$6,185
Civil & Commercial	643	(82)	2,557
Product Group	(1,940)	3,802	16,354

Total operating income	$(1,485)	$103	$25,096

Other income (expense), net	(1,211)	(31)	211
Income (loss) before income tax	(2,696)	72	25,307
Provision (benefit) for income tax	(300)	(1,033)	7,133

Net income (loss)	$(2,396)	$1,105	$18,174

Depreciation and Amortization:
Military & Intelligence	$1,198	$1,894	$1,199
Civil & Commercial	429	213	176
Product Group	5,518	2,212	1,194

Total depreciation and amortization	$7,145	$4,319	$2,569

Revenue by Geographic Location:
United States	$157,122	$141,359	$149,433
International	20,773	18,574	10,737

Total Revenue	$177,895	$159,933	$160,170

Other long-lived assets[2]
Military & Intelligence	$110	$54
Civil & Commercial	552	513
Products Group	5,436	2,175
Unallocated Corporate	17,276	17,626

Total other long-lived assets	$23,374	$20,368

Goodwill
Products Group	71,834	54,113

Total goodwill	$71,834	$54,113

1.	We identified and recorded adjustments related to prior periods that decreased cost of revenues and increased selling, general and administrative expense by $0.8 million per quarter relating to the third and fourth quarters of fiscal 2008. We have concluded that these corrections are immaterial to the 2008 financial statements. These reclassifications did not impact net income or net income per share.
2.	Other long-lived assets include property and equipment.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

	September 24, 2010	Fiscal Year Ended September 25, 2009	September 30, 2008
	(in thousands)
Capital Expenditures:
Military & Intelligence	$104	$—	$1,502
Civil & Commercial	195	328	3
Products Group	3,087	1,592	1,232
Unallocated Corporate	2,594	10,232	1,984

Total Capital Expenditures	$5,980	$12,152	$4,721

Intangible Asset additions:
Goodwill	$17,721	$2,699	$—
Other intangible assets	18,110	7,260	—

Total intangible asset additions	$35,831	$9,959	$—

Asset information for our segments at September 24, 2010 and September 25, 2009 is shown in the following table:

	Fiscal Year Ended September 24, 2010	Fiscal Year Ended September 25, 2009
	(in thousands)
Total Assets:
Military & Intelligence	$35,951	$43,055
Civil & Commercial	6,774	7,706
Products Group	145,980	89,932
Unallocated Corporate	29,116	37,631

Total Assets	$217,821	$178,324

15.	Quarterly Financial Data (unaudited)

The following tables contain selected unaudited Consolidated Statement of Operations data for each quarter of Fiscal Years 2010 and 2009.

	Year Ended September 24, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	As restated [1]	As restated [1]
	(in thousands, except per share amounts)
Revenue	$37,726	$40,306	$44,351	$55,512	$177,895
Gross profit	15,781	18,157	13,237	21,431	68,606
Income from Operations	2,029	311	(5,049)	1,224	(1,485)
Net Income	1,221	130	(3,801)	54	(2,396)
Earnings per share—basic	$0.07	$0.01	$(0.22)	$0.00	$(0.14)
Earnings per share—diluted	$0.07	$0.01	$(0.22)	$0.00	$(0.14)
Weighted average common and equivalent shares outstanding:
Basic	17,393	17,436	17,554	17,606	17,498
Diluted	17,395	17,453	17,554	17,606	17,498

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended September 24, 2010, September 25, 2009, and September 30, 2008

1	Certain amounts pertaining to Fiscal Year 2010 that were previously reported for the six months ended March 26, 2010 have been reclassified to conform to the presentation for the three months ended June 25, 2010, and these reclassifications are reflected in the results for Fiscal Year 2010. These reclassifications consist of the presentation of costs associated with development, enhancement, and support of our licensed EPOCH Integrated Product Suite, costs associated with our idle and unoccupied facility space, and overhead expenses. The research and development expenses incurred in the development of new products for our EPOCH Integrated Product Suite are now being classified as selling, general, and administrative expense. Costs associated with our idle and unoccupied facilities in Lanham, Maryland and unoccupied space in our Columbia, Maryland facility are now being classified as selling, general, and administrative expense. A portion of our overhead expenses is now being allocated to selling, general, and administrative expense to be consistent with standard United States government contract accounting practices. All of these costs were previously included in cost of revenue. The total amount of costs reclassified to selling, general, and administrative expense was $3.1 million relating to the six months ended March 26, 2010. In addition to these changes, we also modified the allocation of selling, general, and administrative expense incurred by our corporate support functions to our three segments to align with standard United States government contract accounting practices. These reclassifications did not impact revenue, income from operations, net income, or earnings per share for the six months ended March 26, 2010. These reclassifications are reflected in the results for the first and second quarters of Fiscal Year 2010 presented above. We did not reclassify any amounts classified as cost of revenues in our previously reported results pertaining to Fiscal Year 2009 as management’s measure of gross profit during Fiscal Year 2009 included the costs that are reclassified for Fiscal Year 2010.

	Year Ended September 25, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)
Revenue	$38,470	$42,768	$39,783	$38,912	$159,933
Gross profit	14,249	17,196	9,673	12,666	53,784
Income from Operations	1,300	4,244	(3,822)	(1,619)	103
Net Income	1,025	2,645	(1,488)	(1,077)	1,105
Earnings per share—basic	$0.06	$0.15	$(0.09)	$(0.06)	$0.06
Earnings per share—diluted	$0.06	$0.15	$(0.09)	$(0.06)	$0.06
Weighted average common and equivalent shares outstanding:
Basic	17,266	17,298	17,329	17,360	17,317
Diluted	17,441	17,333	17,329	17,361	17,370

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of September 24, 2010. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were not effective as of September 24, 2010 to provide reasonable assurance that information required to be disclosed by us, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), assessed the effectiveness of our internal control over financial reporting as of September 24, 2010 based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our assessment under the COSO Framework, we identified the following material weakness—we did not have sufficient qualified accounting resources to monitor the operating effectiveness of internal controls and to adequately address complex accounting and financial reporting matters in an effective or timely manner.

As a result of this material weakness, we concluded that our internal control over financial reporting was not effective as of September 24, 2010 and there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

Management’s assessment of the effectiveness of our internal control over financial reporting as of Fiscal Year-end 2010 did not include a material acquisition consummated during Fiscal Year 2010. Specifically, the Company acquired CVG, Incorporated and its subsidiary Avtec Systems, Inc. (“CVG-Avtec”) during the second quarter of Fiscal Year 2010. CVG-Avtec represented $7.6 million in total assets and $13.4 million in total revenues on the Fiscal Year 2010 consolidated financial statements.

KPMG LLP, our independent registered public accounting firm, has issued an opinion on our internal control over financial reporting. Their opinion appears in the Report of Independent Registered Public Accounting Firm beginning on page F-3 of this Annual Report on Form 10-K.

c.	Remediation Activities

Management implemented new internal controls and revised existing controls in its effort to remediate the material weaknesses identified in Fiscal Year 2009. As a result of these efforts, the Company determined that the previously identified material weakness in our internal controls over the recognition of revenue had been remediated as of September 24, 2010. The changes and improvements to our internal controls over the recognition of revenue that were made through Fiscal Year 2010 included redesigning and implementing new controls within the revenue recognition and financial close processes; providing formal training for existing staff in areas of government compliance and revenue recognition; and engaging a third-party consulting firm to assist management in implementing new processes to facilitate the revenue recognition process as well as to assure proper accounting treatment.

The Company, however, has a material weakness over sufficient qualified accounting resources to monitor the operating effectiveness of internal controls and to adequately address complex accounting and financial reporting matters in an effective or timely manner, primarily as a result of turnover and unfilled key positions as of the end of Fiscal Year 2010.

The changes and improvements to our internal controls relating to accounting resources that were made in Fiscal Year 2010 included the creation of new key senior positions, the hiring of more qualified staff, and training existing personnel. Specifically, management took the following actions during Fiscal Year 2010:

•	Established and filled the position of Products Group Controller;

•	Established the following new positions -

•	“Internal Controls Manager”

•	“Director of Government Compliance” (which is an open position as of December 8, 2010);

•	Redesigned and implemented new controls within the Revenue Recognition and Financial Close processes;

•

Engaged a third party consultant firm to assist management in implementing new processes to help ensure proper accounting treatments and to provide temporary support for open positions while actively pursuing qualified candidates to fill key accounting positions;

•	Continued to provide formal training for existing staff in areas of government compliance and revenue recognition.

During the fourth quarter, management continued to address the turnover experienced in accounting and finance positions during Fiscal Year 2010 and is focused on continuing the improvement of our internal control procedures. A Fiscal Year 2011 staffing plan has been created to realign responsibilities and address the long-term staffing needs of the Accounting and Finance Departments. As of December 8, 2010, management had filled several open positions created by the turnover through the hiring of new employees as well as a reassignment of tasks among the current personnel. In addition, we have utilized external consultants to help improve the effectiveness of our internal control environment.

d.	Changes in Internal Control Over Financial Reporting.

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation of any change in our internal control over financial reporting that occurred during the fourth quarter ended September 24, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we concluded that there was no change in our internal control over financial reporting during this period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference to our definitive proxy statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after September 24, 2010.

Except for those portions specifically incorporated in this report by reference to our proxy statement for the 2011 Annual Meeting of Stockholders, no other portions of the proxy statement are deemed to be filed as part of this Report on Form 10-K.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information under the captions “Corporate Governance Guidelines”, “Executive Officers”, “Committees of the Board—Audit Committee”, “Codes of Ethical Conduct”, “Selection of Director Nominees”, “Election of Directors”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2011 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after September 24, 2010.

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

The information required by this item is incorporated by reference from the information under the caption “Executive and Director Compensation” in our proxy statement for the 2011 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after September 24, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our proxy statement for the 2011 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after September 24, 2010.

Equity Compensation Plan Information

The following table sets forth certain equity compensation plan information as of September 24, 2010 regarding equity compensation plans approved and not approved by our stockholders (shares in thousands):

Plan Category	Numbers of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	1,753	$12.51	2,599
Equity compensation plans not approved by security holders	—	—	—

Total	1,753	$12.51	2,599

(1)

Reflects equity awards granted under the Integral Systems, Inc. 2008 Stock Incentive Plan and the 2002 Stock Option Plan and 797 thousand shares reserved for issuance under the 2008 Stock Incentive Plan and 1.7 million shares reserved for issuance under the Employee Stock Purchase Plan, all as of September 24, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” in our proxy statement for the 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our proxy statement for the 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements.

2.	Financial Statement Schedules.

Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instruction or are inapplicable and therefore have been omitted.

3.	Index to Exhibits

2.1	Agreement and Plan of Merger, dated March 5, 2010, by and among the Company, Alpha Merger Corporation, CVG, Incorporated, Dana H. Dalton, Olin Biddy and John J. Stover, and Olin Biddy, in his capacity as the initial Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2010).

2.2	Plan of Acquisition of QinetiQ Limited Assets (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2009 filed with the SEC on May 6, 2009).

(a) Asset Sale Agreement between QinetiQ Limited and the Company, dated February 20, 2009.[1,2]

(b) Assignment and Sale of Intellectual Property Rights and Transfer of Commercial Records between QinetiQ Limited and the Company, dated February 20, 2009.[1,2]

(c) Limitations Agreement between QinetiQ Limited and the Company, dated February 20, 2009.

(d) Services Agreement between QinetiQ Limited and the Company, dated February 20, 2009.[1,2]

3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006, as supplemented by Articles Supplementary of the Company dated February 12, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the SEC on May 10, 2007) as amended by the Articles of Amendment dated February 26, 2009 and effective April 29, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2009 filed with the SEC on May 6, 2009), as supplemented by Articles Supplementary of the Company dated August 13, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2010).

3.2	Amended and Restated By-laws of the Company, as amended by Amendments No. 1, 2, 3, 4 and 5 thereto (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2009), as amended by Amendment No. 6 thereto (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2010).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-58453) filed with the SEC on July 2, 1998).

10.1+	2002 Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-87694) filed with the SEC on May 7, 2002), as amended by the Amended and Restated Integral Systems, Inc. 2002 Stock Option Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A for the 2005 annual meeting of stockholders filed with the SEC on March 9, 2005).

10.2+	Integral Systems, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008).

10.3+	Integral Systems, Inc Executive Officer Incentive Plan FY 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on December 9, 2009).

10.4+	Integral Systems, Inc. Management Incentive Plan FY 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the SEC on December 9, 2009).

10.5+	Integral Systems, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008).

10.6+	Form of Grant Document for Nonqualified Stock Options under Integral Systems, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed with the SEC on May 7, 2008).

10.7+	Form of Grant Document for Incentive Stock Options under Integral Systems, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.06 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed with the SEC on May 7, 2008).

10.8+	Form of Indemnification Agreement between the Company and certain of its officers and all of its directors (filed herewith).

10.9	Lease dated June 1, 1999, between Integral Systems, Inc. and ASP Washington, L.L.C. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 1999 filed with the SEC on August 12, 1999), and amendment thereto, dated October 27, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2005).

10.10	Lease Agreement dated June 6, 2008, between Integral Systems, Inc. and Corporate Office Properties Trust (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2008).

10.11	Purchase and Sale Agreement between Real Time Logic, Inc. and COPT Academy Ridge, LLC, dated June 26, 2009 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2009).

10.12	Lease Agreement between Real Time Logic, Inc. and COPT Academy Ridge, LLC, dated June 26, 2009 (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2009).

10.13	Credit Agreement, dated March 5, 2010, by and among the Company, Bank of America, N.A. and the Other Lender Parties (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 26, 2010 filed with SEC on May 5, 2010), as amended by Amendment No. 1 to Credit Agreement and Waiver, dated December 8, 2010, by and among the Company, Bank of America, N.A., the other Lenders and the Guarantors (filed herewith).

10.14	Master Lease Agreement, Addendum thereto and Progress Payment Agreement, each dated as of January 21, 2009, between the Company and Banc of America Leasing & Capital, LLC and related acceptance letter and term sheet (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 26, 2008 filed with the SEC on February 5, 2009).

10.15	Award/Contract No. F04701-01-C-0012 from MCK Space & Missile Systems Center, effective as of February 7, 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002 filed with the SEC on May 15, 2002).

10.16	Award/Contract No. FA8819-05-C-0018 from Space & Missile Systems Center (“SMC”) on behalf of U.S. Air Force, effective as of February 25, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed with the SEC on May 10, 2005).

10.17+	Employment Agreement between R. Miller Adams and the Company, dated February 25, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2009 filed with the SEC on May 6, 2009).

10.18+	Employment Agreement between William M. Bambarger, Jr. and the Company, effective as of September 25, 2007 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2007 filed with the SEC on December 12, 2007), as amended by Amendment No. 1 to Employment Agreement between William M. Bambarger, Jr. and the Company, effective as of April 30, 2008 (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed with the SEC on August 7, 2008), as amended by Amendment No. 2 to Employment Agreement between William M. Bambarger, Jr. and the Company, dated May 8, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2009) , as superseded by Separation Agreement by and between the Company and William M. Bambarger Jr., dated May 13, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 18, 2010), as amended by Amendment to Separation Agreement by and between the Company and William M. Bambarger, Jr., dated June 24, 2010 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ended June 25, 2010 filed with the SEC on August 4, 2010).

10.19+	Summary of Compensatory Arrangement of Paul G. Casner, Jr., effective as of August 10, 2009 (incorporated by reference to the Company’s Current Reports on Form 8-K/A, filed on August 14, 2009 and August 27, 2009).

10.20+	Employment Agreement between Stuart C. Daughtridge and the Company, effective as of December 5, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2007).

10.21+	Offer Letter between Christopher B. Roberts and Integral Systems, Inc., dated June 16, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2010).

10.22+	Employment Agreement between H. Marshal Ward and the Company, effective as of August 31, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2009).

10.23+	Employment Agreement between John B. Higginbotham and the Company, effective July 9, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2008), as amended by the First Amendment to Employment Agreement between John B. Higginbotham and the Company, effective August 7, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008), as amended by the Second Amendment to Employment Agreement between John B. Higginbotham and the Company, dated February 20, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2009), as superseded by the Agreement and Release between John B. Higginbotham and the Company, dated August 10, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2009).

10.24+	Employment Agreement between Peter J. Gaffney and the Company, dated September 12, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2007), as superseded by the Contract Employee Services Agreement between Peter J. Gaffney and the Company, effective October 21, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2008).

10.25+	Employment Agreement between Jeffrey A. Rosolio and the Company, effective as of November 19, 2007 (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed with the SEC on May 7, 2008), as amended by Amendment No. 1 to Employment Agreement between Jeffrey A. Rosolio and the Company, effective as of April 30, 2008 (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed with the SEC on August 7, 2008), as superseded by the Agreement and Release between Jeffrey A. Rosolio and the Company, effective as of March 20, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2009 filed with the SEC on May 6, 2009).

10.26+	Employment Agreement between James G. Schuetzle and the Company, effective as of December 5, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2007), as superseded by the Agreement and Release between James G. Schuetzle and the Company, effective as of March 20, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2009).

10.27	Agreement, dated October 8, 2010, by and among Integral Systems, Inc., Vintage Partners, L.P., Vintage Partners GP, LLC, Vintage Capital Management, LLC and Brian R. Kahn (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2010).

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Accounting Firm.

23.2	Consent of KPMG LLP, Independent Registered Accounting Firm.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management or compensatory plan or arrangement
1	Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
2	The Company will furnish to the SEC, upon request, a copy of each schedule to this Agreement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of December 8, 2010.

INTEGRAL SYSTEMS, INC.

By:	/S/ PAUL G. CASNER, JR.
Paul G. Casner, Jr.
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Titles	Date

/S/ PAUL G. CASNER, JR. Paul G. Casner, Jr.	Chief Executive Officer, President, and Director	December 8, 2010

/S/ CHRISTOPHER B. ROBERTS Christopher B. Roberts	Chief Financial Officer and Treasurer, Principal Accounting Officer	December 8, 2010

/S/ JOHN M. ALBERTINE John M. Albertine	Chairman of the Board, Director	December 8, 2010

/S/ JAMES B. ARMOR, JR. James B. Armor, Jr.	Director	December 8, 2010

/S/ ALAN W. BALDWIN Alan W. Baldwin	Director	December 8, 2010

/S/ BRIAN R. KAHN Brian R. Kahn	Director	December 8, 2010

/S/ MELVIN L. KEATING Melvin L. Keating	Director	December 8, 2010

/S/ WILLIAM F. LEIMKUHLER William F. Leimkuhler	Director	December 8, 2010

/S/ BRUCE L. LEV Bruce L. Lev	Director	December 8, 2010

/S/ R. DOSS MCCOMAS R. Doss McComas	Director	December 8, 2010

/S/ THOMAS S. MOORMAN, JR. Thomas S. Moorman, Jr.	Director	December 8, 2010

/S/ BONNIE K. WACHTEL Bonnie K. Wachtel	Director	December 8, 2010

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated March 5, 2010, by and among the Company, Alpha Merger Corporation, CVG, Incorporated, Dana H. Dalton, Olin Biddy and John J. Stover, and Olin Biddy, in his capacity as the initial Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2010).

2.2	Plan of Acquisition of QinetiQ Limited Assets (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2009 filed with the SEC on May 6, 2009).

(a) Asset Sale Agreement between QinetiQ Limited and the Company, dated February 20, 2009.[1,2]

(b) Assignment and Sale of Intellectual Property Rights and Transfer of Commercial Records between QinetiQ Limited and the Company, dated February 20, 2009.[1,2]

(c) Limitations Agreement between QinetiQ Limited and the Company, dated February 20, 2009.

(d) Services Agreement between QinetiQ Limited and the Company, dated February 20, 2009.[1,2]

3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006, as supplemented by Articles Supplementary of the Company dated February 12, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the SEC on May 10, 2007) as amended by the Articles of Amendment dated February 26, 2009 and effective April 29, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2009 filed with the SEC on May 6, 2009), as supplemented by Articles Supplementary of the Company dated August 13, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2010).

3.2	Amended and Restated By-laws of the Company, as amended by Amendments No. 1, 2, 3, 4 and 5 thereto (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2009) , as amended by Amendment No. 6 thereto (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2010).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-58453) filed with the SEC on July 2, 1998).

10.1+	2002 Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-87694) filed with the SEC on May 7, 2002), as amended by the Amended and Restated Integral Systems, Inc. 2002 Stock Option Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A for the 2005 annual meeting of stockholders filed with the SEC on March 9, 2005).

10.2+	Integral Systems, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008).

10.3+	Integral Systems, Inc Executive Officer Incentive Plan FY 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on December 9, 2009).

10.4+	Integral Systems, Inc. Management Incentive Plan FY 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the SEC on December 9, 2009).

10.5+	Integral Systems, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008).

10.6+	Form of Grant Document for Nonqualified Stock Options under Integral Systems, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed with the SEC on May 7, 2008).

Exhibit Number	Description
10.7+	Form of Grant Document for Incentive Stock Options under Integral Systems, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.06 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed with the SEC on May 7, 2008).

10.8+	Form of Indemnification Agreement between the Company and certain of its officers and all of its directors (filed herewith).

10.9	Lease dated June 1, 1999, between Integral Systems, Inc. and ASP Washington, L.L.C. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 1999 filed with the SEC on August 12, 1999), and amendment thereto, dated October 27, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2005).

10.10	Lease Agreement dated June 6, 2008, between Integral Systems, Inc. and Corporate Office Properties Trust (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2008).

10.11	Purchase and Sale Agreement between Real Time Logic, Inc. and COPT Academy Ridge, LLC, dated June 26, 2009 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2009).

10.12	Lease Agreement between Real Time Logic, Inc. and COPT Academy Ridge, LLC, dated June 26, 2009 (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2009).

10.13	Credit Agreement, dated March 5, 2010, by and among the Company, Bank of America, N.A. and the Other Lender Parties (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 26, 2010 filed with SEC on May 5, 2010), as amended by Amendment No. 1 to Credit Agreement and Waiver, dated December 8, 2010, by and among the Company, Bank of America, N.A., the other Lenders and the Guarantors (filed herewith).

10.14	Master Lease Agreement, Addendum thereto and Progress Payment Agreement, each dated as of January 21, 2009, between the Company and Banc of America Leasing & Capital, LLC and related acceptance letter and term sheet (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 26, 2008 filed with the SEC on February 5, 2009).

10.15	Award/Contract No. F04701-01-C-0012 from MCK Space & Missile Systems Center, effective as of February 7, 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002 filed with the SEC on May 15, 2002).

10.16	Award/Contract No. FA8819-05-C-0018 from Space & Missile Systems Center (“SMC”) on behalf of U.S. Air Force, effective as of February 25, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed with the SEC on May 10, 2005).

10.17+	Employment Agreement between R. Miller Adams and the Company, dated February 25, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2009 filed with the SEC on May 6, 2009).

Exhibit Number	Description
10.18+	Employment Agreement between William M. Bambarger, Jr. and the Company, effective as of September 25, 2007 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2007 filed with the SEC on December 12, 2007), as amended by Amendment No. 1 to Employment Agreement between William M. Bambarger, Jr. and the Company, effective as of April 30, 2008 (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed with the SEC on August 7, 2008), as amended by Amendment No. 2 to Employment Agreement between William M. Bambarger, Jr. and the Company, dated May 8, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2009) , as superseded by Separation Agreement by and between the Company and William M. Bambarger Jr., dated May 13, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 18, 2010), as amended by Amendment to Separation Agreement by and between the Company and William M. Bambarger, Jr., dated June 24, 2010 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ended June 25, 2010 filed with the SEC on August 4, 2010).

10.19+	Summary of Compensatory Arrangement of Paul G. Casner, Jr., effective as of August 10, 2009 (incorporated by reference to the Company’s Current Reports on Form 8-K/A, filed on August 14, 2009 and August 27, 2009).

10.20+	Employment Agreement between Stuart C. Daughtridge and the Company, effective as of December 5, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2007).

10.21+	Offer Letter between Christopher B. Roberts and Integral Systems, Inc., dated June 16, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2010).

10.22+	Employment Agreement between H. Marshal Ward and the Company, effective as of August 31, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2009).

10.23+	Employment Agreement between John B. Higginbotham and the Company, effective July 9, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2008), as amended by the First Amendment to Employment Agreement between John B. Higginbotham and the Company, effective August 7, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008), as amended by the Second Amendment to Employment Agreement between John B. Higginbotham and the Company, dated February 20, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2009), as superseded by the Agreement and Release between John B. Higginbotham and the Company, dated August 10, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2009).

10.24+	Employment Agreement between Peter J. Gaffney and the Company, dated September 12, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2007), as superseded by the Contract Employee Services Agreement between Peter J. Gaffney and the Company, effective October 21, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2008).

Exhibit Number	Description
10.25+	Employment Agreement between Jeffrey A. Rosolio and the Company, effective as of November 19, 2007 (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed with the SEC on May 7, 2008), as amended by Amendment No. 1 to Employment Agreement between Jeffrey A. Rosolio and the Company, effective as of April 30, 2008 (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed with the SEC on August 7, 2008), as superseded by the Agreement and Release between Jeffrey A. Rosolio and the Company, effective as of March 20, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2009 filed with the SEC on May 6, 2009).

10.26+	Employment Agreement between James G. Schuetzle and the Company, effective as of December 5, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2007), as superseded by the Agreement and Release between James G. Schuetzle and the Company, effective as of March 20, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2009).

10.27	Agreement, dated October 8, 2010, by and among Integral Systems, Inc., Vintage Partners, L.P., Vintage Partners GP, LLC, Vintage Capital Management, LLC and Brian R. Kahn (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2010).

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Accounting Firm.

23.2	Consent of KPMG LLP, Independent Registered Accounting Firm.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management or compensatory plan or arrangement
1	Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
2	The Company will furnish to the SEC, upon request, a copy of each schedule to this Agreement.