Form 10-Q
period 2010-12-31
INTEGRAL SYSTEMS INC /MD/
filed 2011-02-09
CIK 718130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

As of February 2, 2011, the Registrant had issued and outstanding 17,657,760 shares of common stock.

Forward-Looking Statements

Certain of the statements contained in the Business section and in other parts of this Quarterly Report on Form 10-Q, including “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including those under the headings “Outlook” and “Liquidity and Capital Resources”, are forward looking within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, from time to time, Integral Systems, Inc., a Maryland corporation (the “Company”, “we”, “us”, “our”), may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “believe”, “expect”, “anticipate”, “estimate”, “continue”, or other similar words, including but not limited to statements as to the intent, belief, or current expectations and the intent, belief, or current expectations of the Company, and its directors, officers, and management with respect to our future operations, performance, positions or statements, or which contain other forward-looking information. These forward-looking statements are predictions. The future results indicated, whether expressed or implied, may not be achieved. Our actual results may differ significantly from the results discussed in the forward-looking statements. While we believe that these statements are and will be accurate, a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our statements. Our business is dependent upon general economic conditions and upon various conditions specific to us and to our industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may affect our business, other than those described elsewhere herein, include the risk factors described in “Item 1A. Risk Factors.” When considering the forward-looking statements in this Form 10-Q, you should keep in mind the risk factors and other cautionary statements set forth in this Form 10-Q and our Annual Report on Form 10-K.

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

•	Our contracts and subcontracts are subject to a competitive bidding process that may affect our ability to win contract awards or renewals in the future.

i

•	A significant portion of our revenue is derived from contracts or subcontracts that are subject to the budget and funding process of the U.S. government.

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

•	We are in default of certain financial covenants under our credit agreement, which could result in acceleration of all of our outstanding indebtedness.

ii

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2010	September 24, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,865	$2,625
Accounts receivable, net of allowance for doubtful accounts of $90 and $106 at December 31, 2010 and September 24, 2010, respectively	32,342	27,973
Unbilled revenue	38,485	41,703
Prepaid expenses and other current assets	2,489	1,854
Income tax receivable	4,165	2,563
Deferred contract costs	4,120	5,282
Inventory	17,185	14,811

Total current assets	103,651	96,811

Restricted cash	1,002	1,001
Property and equipment, net	24,441	23,374
Goodwill	71,834	71,834
Intangible assets, net	20,827	21,955
Other assets	2,174	2,846

Total assets	$223,929	$217,821

Liabilities and Stockholders’ Equity

Current liabilities:
Short-term debt	$31,500	$28,000
Accounts payable	6,670	6,479
Accrued expenses	26,252	26,162
Deferred income taxes	8,655	8,655
Deferred revenues	20,541	14,812

Total current liabilities	93,618	84,108

Deferred rent, non-current	8,482	8,553
Deferred income taxes, non-current	3,464	3,464
Obligations under capital leases	3,927	4,181
Other non-current liabilities	993	991

Total liabilities	110,484	101,297

Stockholders’ equity:
Common stock, $.01 par value, 80,000,000 shares authorized, and 17,656,426 and 17,572,300 shares issued and outstanding at December 31, 2010 and September 24, 2010, respectively	177	176
Additional paid-in capital	71,681	70,528
Retained earnings	42,079	45,958
Accumulated other comprehensive (loss)	(492)	(138)

Total stockholders’ equity	113,445	116,524

Total liabilities and stockholders’ equity	$223,929	$217,821

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	December 31, 2010	December 25, 2009
	(unaudited)
Revenue:
Contract revenue	$35,055	$27,011
Product revenue	5,855	7,531
Software maintenance revenue	3,563	3,184

Total revenue	44,473	37,726

Cost of revenue:
Contract and software maintenance cost of revenue	29,038	18,790
Product cost of revenue	2,141	3,155

Total cost of revenue	31,179	21,945

Gross profit	13,294	15,781

Operating expense:
Selling, general & administrative	15,086	11,735
Research & development	2,927	2,017

Income (loss) from operations	(4,719)	2,029

Other expense, net	(1,292)	(162)

Income (loss) before income taxes	(6,011)	1,867

Income tax provision (benefit)	(2,132)	646

Net income (loss)	$(3,879)	$1,221

Comprehensive loss:
Cumulative currency translation adjustment	(355)	(73)

Total comprehensive income (loss)	$(4,234)	$1,148

Weighted average number of common shares:
Basic	17,619	17,393
Diluted	17,619	17,395

Net income (loss) per share:
Basic	$(0.22)	$0.07
Diluted	$(0.22)	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Three Months Ended
	December 31, 2010	December 25, 2009
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(3,879)	$1,221
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,258	1,429
Bad debt recovery	(16)	-
Stock-based compensation	602	634
Changes in operating assets and liabilities
Accounts receivable	(4,316)	(465)
Unbilled revenue	2,462	7,518
Prepaid expenses and other current assets	(652)	(832)
Deferred contract costs	1,466	128
Inventories	(2,375)	(24)
Income taxes receivable	(1,608)	3,966
Accounts payable	189	(1,572)
Accrued expenses	662	(1,991)
Deferred revenue	6,682	3,325
Other	466	(1)

Net cash provided by operating activities	1,941	13,336

Cash flows from investing activities:
Acquisitions of fixed assets	(2,210)	(210)

Net cash used in investing activities	(2,210)	(210)

Cash flows from financing activities:
Repayment of line of credit borrowing	(4,500)	(11,811)
Proceeds from line of credit borrowing	8,000	6,500
Payments on capital lease obligations	(321)	(231)
Deferred financing fees paid	(139)	-
Proceeds from issuance of common stock	50	-

Net cash provided by (used in) financing activities	3,090	(5,542)

Net increase in cash and cash equivalents	2,821	7,584
Effect of exchange rate changes on cash	(581)	(42)
Cash and cash equivalents - beginning of period	2,625	5,698

Cash and cash equivalents - end of period	$4,865	$13,240

Supplemental disclosures of cash flow information:
Income taxes paid	$87	$37
Interest expense paid	$743	$117

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of Business

Integral Systems, Inc. (the “Company”, “we”, “us”, “our”, or “Integral Systems”) is a Maryland corporation incorporated in 1982. We apply almost 30 years of experience to providing integrated technology solutions for the aerospace and communications markets. Customers rely on the Integral Systems family of solution providers (Integral Systems, Inc., Integral Systems Europe, Lumistar, Inc., Newpoint Technologies, Inc., RT Logic, Integral Systems SATCOM Solutions, and SAT Corporation) to deliver products, systems, and services on time and on budget.

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

Since our founding in 1982, we have supported more than 250 satellite missions for both commercial and government customers who perform communications, science, meteorology, and earth resource applications, and our systems are utilized worldwide. Our products support more than 75% of the commercial geostationary satellite operators and support over 80% of U.S. space missions. We integrate leading edge technologies, algorithms, and integration processes and a commercial model to bring efficiencies into the government market, which is our largest source of revenue. We believe that our blend of commercial and government customers, mature systems integration methodologies, and mix of software and hardware products positions us for sustained growth.

2.	Basis of Presentation

The interim financial statements include the results of Integral Systems, Inc. and our wholly owned subsidiaries, SAT Corporation (“SAT”), Newpoint Technologies, Inc. (“Newpoint”), Real Time Logic, Inc. (“RT Logic”), Lumistar, LLC (“Lumistar”), Integral Systems Europe S.A.S. (“ISI Europe”), and Integral Systems Europe Limited (“ISE Limited”). All significant intercompany transactions have been eliminated in consolidation.

It is our practice to close our books and records on the Friday prior to the calendar quarter-end for interim periods to align our financial closing with our business processes. Our fiscal year end date is the last Friday of September of each year, resulting in Fiscal Year 2010 ending on September 24, 2010. Fiscal Year 2011 will include 53 weeks, with the first quarter having a 14 week duration and ending on December 31, 2010; the fiscal year will end on September 30, 2011. We do not believe this materially affects the comparability of the results of operations presented within our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During the third quarter of Fiscal Year 2010, we reflected reclassifications of certain expenses previously reported as cost of revenue to selling, general and administrative expense. This reclassification has been reflected in the results for the three months ended December 25, 2009 included in this Form 10-Q. These reclassifications consist of the presentation of costs associated with development, enhancement, and support of our licensed EPOCH Integrated Product Suite, costs associated with our idle and unoccupied facility space, and overhead expenses. The research and development expenses incurred in the development of new products for our EPOCH Integrated Product Suite are now being classified as selling, general, and administrative expense. Costs associated with our idle and unoccupied facilities in Lanham, Maryland and unoccupied space in our Columbia, Maryland facility are now being classified as selling, general, and administrative expense. A portion of our overhead expenses is now being allocated to selling, general, and administrative expense to be consistent with standard United States government contract accounting practices. All of these costs were previously included in cost of revenue. The total amount of costs reclassified to selling, general, and administrative expense was $1.3 million relating to the three months ended December 25, 2009. In addition to these changes, we also modified the allocation of selling, general,

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

and administrative expense incurred by our corporate support functions to our three segments to align with standard United States government contract accounting practices. These reclassifications did not impact revenue, income from operations, net income, or earnings per share for the three months ended December 25, 2009.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for Fiscal Year 2011.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect certain reported amounts of assets and liabilities, and changes therein, disclosure of contingent assets and liabilities, and revenues and expenses recognized during the reporting period. Actual results could differ from those estimates.

3.	Acquisition of CVG, Incorporated and Certain Assets of Sophia Wireless, Inc.

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

The consideration paid for the CVG-Avtec acquisition was $34.7 million in cash, which consisted of: (a) $28,174,226 to holders of shares of CVG-Avtec common stock; (b) $2,825,774 to holders of options to purchase CVG-Avtec common stock; (c) $2,675,000 to repay CVG-Avtec’s outstanding debt obligations to certain principal stockholders; and (d) $1,000,000 to pay certain financial advisory fees owed by CVG-Avtec as a result of the transaction. We financed this acquisition with available cash and borrowings under our line of credit (see Note 9). Of the consideration payable to CVG-Avtec’s three principal stockholders, an aggregate of $5,000,000 was deposited into an escrow fund and will be held for eighteen months as security for indemnification claims by us under the merger agreement. The merger agreement contains customary representations, warranties, and covenants by CVG-Avtec, as well as indemnification by CVG-Avtec’s principal stockholders subject to the limitations contained in the merger agreement.

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

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

4.	Accounts Receivable, Unbilled Revenue, and Deferred Revenue

Accounts receivable are recorded at the amount invoiced and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses from the existing accounts receivable. As of December 31, 2010 and September 24, 2010, we had an allowance for doubtful account balance of $90 thousand and $0.1 million, respectively.

Unbilled revenue represents amounts recognized as revenue that have not been billed. Unbilled revenue was $38.9 million as of December 31, 2010 of which $38.5 million is expected to be collected in the next 12 months. As of December 31, 2010, unbilled revenue that is not expected to be collected within the next 12 months, in the amount of $0.4 million, is included in other assets in our consolidated balance sheet. Unbilled revenues were equal to $42.5 million as of September 24, 2010 of which $41.7 million is expected to be collected in the next 12 months. As of September 24, 2010, unbilled revenues that will not be collected within the next 12 months in the amount of $0.8 million are included in other assets in our consolidated balance sheets.

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

As of December 31, 2010, we have recognized $7.6 million in revenue in excess of funding, of which $2.7 million is in excess of contract value on our Military & Intelligence Group segment’s cost-plus contracts with the United States Air Force. These amounts are considered at-risk revenue. The revenue in excess of funding and revenue in excess of contract value result from recognition of estimated award fees and higher indirect rates than originally planned. Based on discussions with our customers, we believe this amount is fully realizable and that the funding will be forthcoming. We historically have not had any issues obtaining funding.

On our Military & Intelligence Group cost-plus contracts, we have a revenue rate reserve of $6.9 million that is included in our unbilled balance. This revenue rate reserve relates to costs for which ultimate reimbursement is uncertain. These costs are subject to audit by the DCAA; therefore, revenue recognized on our cost-plus contracts is subject to adjustment upon audit by DCAA. The DCAA’s Report on Audit of Post Award Accounting Systems (the “Accounting Systems Audit Report”), issued in the fourth quarter of Fiscal Year 2010, is discussed in detail below. Based on ongoing negotiations with the DCAA, in the third quarter of Fiscal Year 2010, we changed the method of allocating certain expenses, and the DCAA approved our Fiscal Year 2010 provisional billing rates. Subsequently, the DCAA indicated that the methodology adopted for the 2010 rates should be applied to the cost incurred rates for Fiscal Years 2008 and 2009 as applied to

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

government contracts. As a result, during the three months ended June 25, 2010, we increased our revenue rate reserve for work performed on U.S. government contracts during Fiscal Years 2008 and 2009 by $2.7 million, which is in addition to the $3.9 million revenue rate reserve recognized in Fiscal Year 2009. During the three months ended December 31, 2010, we increased our revenue rate reserve by $0.3 million, bringing the total reserve to $6.9 million.

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

Inventories consist primarily of raw materials and finished goods (which include raw materials and direct labor). Inventories are valued at the lower of cost or market. We determine cost on the basis of the weighted average cost or first-in-first-out method. We did not have a reserve for obsolescence at December 31, 2010, or September 24, 2010. Inventory consists of the following:

	December 31, 2010	September 24, 2010
	(in thousands of dollars)
Finished Goods	$465	$374
Work-in-process	5,882	4,136
Raw Materials	10,838	10,301

Total	$17,185	$14,811

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Goodwill

Based on our annual impairment test as of June 26, 2010, we had one reporting unit, Lumistar, for which the goodwill has been determined to be at risk (i.e., there is a reasonable possibility that the reporting unit might fail a future step one impairment test). The estimated fair value of equity of the Lumistar reporting unit as of June 26, 2010 was approximately 10% higher than its carrying value. Accordingly, a step two impairment test was not performed to determine the amount of any goodwill impairment. The amount of goodwill allocated to this reporting unit was $10.3 million.

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

We acknowledge the uncertainty surrounding the key assumptions that drive the estimated fair value of the Lumistar reporting unit. Any material negative change in the fundamental outlook for the Lumistar reporting unit, its industry or the capital market environment could cause the reporting unit to fail step one. Accordingly, we will be monitoring events and circumstances each quarter (prior to the annual testing date) to determine whether an additional goodwill impairment test should be performed. If the Lumistar reporting unit were to fail the step one test, the goodwill impairment would be the difference between the fair value of the reporting unit and its carrying value because the reporting unit does not carry any intangible asset balances that must be considered in step two when computing the fair value of goodwill. We reviewed the internal and external factors affecting the assumptions that drive the fair value of the Lumistar reporting unit as of December 31, 2010. Based on this review, we did not identify any triggering event as defined in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 350—Intangibles – Goodwill and Other since June 26, 2010, and we have concluded that no further impairment testing was necessary as of December 31, 2010.

7.	Revenue

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable, and collectability is reasonably assured. We earn revenue from three types of arrangements: (1) contracts that include software, hardware and engineering services to build satellite ground and communications equipment and systems, (2) software and services (typically post-contract support services (“PCS”)) and (3) software only sales. Typically contracts are cost-plus fixed fee or award fee, fixed fee, or time and material contracts.

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

Incentives and award payments are included in estimated total contract value used in the percentage-of-completion method when the realization of such amounts is deemed probable upon achievement of certain defined goals. Estimates of total contract revenue and costs are continuously monitored during the terms of the contracts and are subject to revision as the contracts progress. When revisions in estimated contract revenue and costs are determined, such adjustments are recorded in the period in which they are first

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

identified. Revenue arrangements entered into with the same customer are accounted for on a combined basis when they: (i) are negotiated as a package with an overall profit margin objective; (ii) essentially represent an agreement to do a single project; (iii) involve interrelated activities with substantial common costs; and (iv) are performed concurrently or sequentially. When we enter into multiple-element software arrangements, which may include any combination of hardware, software or services, we allocate the total revenue to be earned under the arrangement among the various elements based on their relative fair value. For software, and elements for which software is essential to the functionality, the allocation is based on vendor-specific objective evidence (“VSOE”) of fair value for multiple-element software arrangements entered into prior to September 25, 2010. VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately, and for software license updates and software support services it is based upon the rates when renewed. There may be cases in which there is VSOE of fair value of the undelivered elements but no such evidence for the delivered elements. In these cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered elements equals the total arrangement consideration less the aggregate VSOE of fair value of the undelivered elements. We have established VSOE on our PCS and recognize revenue on this element on a straight-line-basis over the period of performance. We recognize revenue on delivered elements only if: (i) any undelivered products or services are not essential to the functionality of the delivered products or services, (ii) we have an enforceable claim to receive the amount due in the event we do not deliver the undelivered products or services, (iii) there is evidence of the VSOE of fair value for each undelivered product or service, and (iv) the revenue recognition criteria otherwise have been met for the delivered elements. Otherwise, revenue on delivered elements is recognized when the undelivered elements are delivered.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements which amends ASC 605—Revenue Recognition. This requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We adopted this guidance at the beginning of our Fiscal Year 2011.

In October 2009, the FASB ratified ASU 2009-14—Applicability of AICPA Statement of Position 97-2 to Certain Arrangements that Include Software Elements, which amends ASC 985-605, Software – Revenue Recognition, such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We adopted this guidance at the beginning of our Fiscal Year 2011.

For multiple-deliverable revenue arrangements that have been entered into or that have been materially modified since September 25, 2010, we allocate the total revenue to be earned under the arrangement among the various elements based on their relative fair value. We have determined that we generally have two elements in our contracts: hardware and software combined and services, typically in the form of PCS. The fair value of each element is determined based on VSOE, which we have established for the PCS element, and estimated selling price for the hardware and software element because third-party evidence of fair value is not readily available. The estimated selling price is determined based on prices at which we have regularly sold the hardware and software, which is based upon an internal price list. Hardware and software elements are generally delivered within six to nine months from the date the order is placed, and PCS will begin upon either delivery or customer acceptance of the hardware and software element, based on the terms specified in the arrangement. Revenue is recognized upon delivery or customer acceptance of the hardware and software element unless this element requires significant modification and customization of the software. Revenue is recognized using the percentage-of-completion method if the element requires significant modification and customization of the software. The adoption of ASU 2009-13 did not modify

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

the timing of revenue recognition of either element when VSOE of PCS had been established, nor did it modify the number or nature of elements indentified, but it did modify the fair value assigned to each element as we no longer apply the residual method to allocate the arrangement consideration. We previously deferred revenue recognition on products for which we had not established VSOE on PCS until delivery or customer acceptance of the hardware and software element. Because we have adopted ASU 2009-13, revenue is now recognized upon either delivery or customer acceptance of the hardware and software element if there is no significant modification and customization of the software, or using the percentage-of-completion method if the element requires significant modification and customization of the software. The impact of adopting ASU 2009-13 in the first quarter of Fiscal Year 2011 did not materially effect our results of operation.

Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus an estimate of the applicable fees earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Revenue for general services or non-software product sales are recognized as work is performed or products delivered and amounts are earned in accordance with ASC 605-10—Revenue Recognition – Overall. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured. Depending on the specific contractual provisions and nature of the deliverable, revenue may be recognized on a straight-line-basis over the service period, on a proportional performance model based on level of effort, as milestones are achieved, or when final deliverables/products have been delivered. Revenue arrangements entered into with the same customer that are accounted for under ASC 605-10 are accounted for on a combined basis when they are entered into at or near the same time or if contemplated at together unless it is clearly evident that the contracts are not related to one another.

Revenue includes reimbursements of travel and out-of-pocket expenses with equivalent amounts of expense recorded in other direct contract expenses. In addition, we generally enter into relationships with subcontractors where we maintain a principal relationship with the customer. In such instances, reimbursement of subcontractor costs are included in revenue with offsetting expenses recorded in other direct contract expenses.

Unbilled revenue consists of recognized recoverable costs and accrued profits on contracts for which billings had not been presented to customers as of the balance sheet date. Management anticipates that the collection of the unbilled revenue balance will occur within one year of the balance sheet date with the exception of $0.4 million and $0.8 million of the unbilled revenue balance which has been classified in long-term assets on the consolidated balance sheets as of December 31, 2010 and September 24, 2010, respectively. On our Military & Intelligence Group cost-plus contracts, we have established a revenue rate reserve of $6.9 million that is included in our unbilled balance. This revenue rate reserve relates to costs for which ultimate reimbursement is uncertain. These costs are subject to audit by the DCAA; therefore, revenue recognized on our cost-plus contracts is subject to adjustment upon audit by DCAA. Unbilled revenues relating to our fixed-priced contracts are generally billable upon achieving performance milestones, as defined by the contract. Unbilled revenue also represents costs incurred on cost-plus arrangements in excess of agreed upon billing rates. Billings in excess of revenue recognized for which payments have been received are recorded as deferred revenue until the applicable revenue recognition criteria have been met.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period plus shares to be issued under our Employee Stock Purchase Plan. Diluted net income (loss) per share is calculated by dividing net income (loss) by the diluted weighted-average common shares, which reflects the potential dilution of stock options. The reconciliation of amounts used in the computation of basic and diluted net income per share consists of the following:

	Three Months Ended
	December 31, 2010	December 25, 2009
Numerator:
Net Income (loss)	$(3,879)	$1,221

Denominator:
Shares used for basic earnings per share – weighted-average shares	17,619	17,393

Effect of dilutive securities:
Employee stock options	–	2

Shares used for diluted earnings per share-adjusted weighted-average shares and assumed conversions	17,619	17,395

Net income (loss) per share:
Basic earnings per share	$(0.22)	$0.07
Diluted earnings per share	$(0.22)	$0.07

Outstanding options to purchase shares of our common stock in the amounts of 1,706 thousand shares as of December 31, 2010 and 1,687 thousand shares as of December 25, 2009 were not included in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive.

9.	Credit Facilities

Line of Credit

On March 5, 2010, we entered into a Credit Agreement (the “Credit Agreement”), among us, certain of our subsidiaries, the lenders from time to time party thereto, and Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and L/C Issuer. The Credit Agreement provides for a $55 million senior secured revolving credit facility (the “Facility”), including a sub-facility of $10 million for the issuance of letters of credit. The proceeds of the Facility were used to (i) finance in part the acquisition of CVG-Avtec, and all related transactions, (ii) pay fees and expenses incurred in connection with such acquisition and all related transactions, (iii) repay amounts outstanding in respect of our previous credit facility with Bank of America, which was terminated concurrently with entry into the Credit Agreement, and (iv) provide ongoing working capital and for other general corporate purposes. The Facility expires on March 5, 2013. As a result of our subsequent entry into the Amendment and Waiver, dated December 8, 2010, described below, availability under the Facility was reset at $44 million.

The Facility is secured by a lien on substantially all of our assets and those of our domestic subsidiaries, including CVG-Avtec and its subsidiaries, and all of such subsidiaries are guarantors of the obligations of the Company under the Credit Agreement. Any borrowings under the Facility originally accrued interest at the London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 3% to 4% depending on our consolidated ratio (the “Leverage Ratio”) of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”); however, as a result of the entry into the Forbearance Agreement referred to below, effective as of September 21, 2010, the interest margins under the Facility were increased to 5%

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

over LIBOR. As a result of the Amendment and Waiver the interest rate of 5% over LIBOR will remain in effect until the date of delivery of audited financial statements for the fiscal year ending on September 30, 2011. However, as a result of Events of Default continuing, as described below, outstanding amounts under the Facility are currently accruing interest at a default interest rate of 7% above LIBOR. The Credit Agreement requires us to comply with specified financial covenants, including the maintenance of a maximum Leverage Ratio, a minimum asset coverage ratio (measured based on the ratio of certain accounts receivable to credit agreement outstandings), and a minimum fixed charge coverage ratio (measured based on the ratio of EBITDA to interest payments and other fixed charges) (the “Fixed Charge Coverage Ratio”).

We are required to pay a quarterly fee on the committed unused amount of the facility, at a rate of 0.50% of the unused commitment amount per annum. As of December 31, 2010, we had $31.5 million outstanding in borrowings under the line of credit, and $2.7 million in face amount of letters of credit outstanding under the sub-facility for the issuance of letters of credit.

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

As of June 25, 2010, we were in default of the financial covenants under the Credit Agreement. On August 3, 2010, a waiver under the Credit Agreement was entered into pursuant to which the requirement to comply with the Leverage Ratio covenant for the quarter ended March 26, 2010 was permanently waived, along with the requirements to comply with all of the financial ratios for the quarter ended June 25, 2010 and for any future date prior to September 8, 2010. This waiver was subsequently extended to waive compliance with the financial ratios for each date through September 21, 2010. The extended waiver expired on September 21 and at that time we were again in default of the financial covenants under the Credit Agreement. However, a forbearance agreement was entered into with the Credit Agreement lenders effective as of September 21, 2010 with respect to these defaults (the “Forbearance Agreement”), which agreement prohibited any exercise of remedies by the lenders as a result of such defaults and made certain other modifications to the Facility terms. The Forbearance Agreement expired on November 1, 2010. On December 8, 2010, we entered into an Amendment and Waiver with our Credit Agreement lenders (the “Amendment and Waiver”) that, among other things, waived all existing financial covenant defaults and modified the terms of the financial covenants, including setting new financial covenant compliance levels, for current and future periods. With effect from the fiscal quarter ending December 31, 2010, we have been in default of the financial covenants in the Credit Agreement with respect to the Leverage Ratio and the Fixed Charge Coverage Ratio. We are currently in discussions with the Credit Agreement lenders with respect to obtaining a waiver with respect to the foregoing defaults and an amendment to covenant levels for future periods; however, there can be no assurance that such waiver and amendment will be agreed to. As a result of the current financial covenant defaults, un-waived Events of Default are continuing under our Credit Agreement. The lenders under the Credit Agreement have exercised their right to charge interest at the default rate of 2% above the otherwise applicable rate on the outstanding amount under the Facility, which is $32.5 million as of February 9, 2011. And while other rights arising from an Event of Default have not yet been exercised, the lenders have the right to terminate the Facility, accelerate the payment of amounts outstanding under the Facility, and exercise remedies in respect of their security relating to our and our subsidiaries’ assets. In addition, we have no right to borrow additional amounts under the Facility, except as agreed by the lenders, until such Events of Default are waived. In the event the lenders exercise their right to accelerate payment of the amounts outstanding under the Facility, the Company would be required to seek additional sources of liquidity, either through new debt or equity financings or sales of assets to repay the amounts outstanding. There can be no assurance that the Company would be successful in obtaining such sources of funding in the event of acceleration, which could have a material adverse effect on the Company’s business.

Capital Equipment Lease Facility

We have a master lease agreement and had a progress payment agreement for a capital equipment lease facility (the “facility”) with Banc of America Leasing & Capital, LLC (“BALC”). Under this facility, we could borrow up to $7.0 million for the purchase of new furniture, fixtures and equipment (“new assets”). Initially, under the progress payment agreement, BALC would advance funding for new assets. The utilization expiration date under this progress payment agreement was September 30, 2009, for advance funding on new assets. No principal payments were due on the advance funding borrowings, and interest accrued at one-month LIBOR, plus 1.5%, payable monthly in arrears. We had capital lease obligations of $4.8 million and $5.2 million, respectively, as of December 31, 2010 and September 24, 2010, and no advance payments outstanding from BALC under the progress payment agreement. The lease term is 72

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

months from the lease commencement date, with monthly rent payments (representing the payment of principal and interest on the borrowed amount) calculated based on a lease rate factor as defined under the facility. The lease rate factor is based on the three-year swap index as quoted in the Bloomberg Daily Summaries as of the lease commencement date. The lease rate factor is based on the three-year swap index as quoted in the Bloomberg Daily Summaries as of the lease commencement date, plus an increase of 0.75% effective January 1, 2011.

10.	Commitments and Contingencies

Operating Lease

On June 6, 2008, we entered into a material lease agreement for newly leased property located at 6721 Columbia Gateway Drive in Columbia, Maryland, which is now our new corporate headquarters. We relocated our corporate headquarters from its previous location in Lanham, Maryland, in May 2009. The lease term is for 11 years; the facility has approximately 131,450 rentable square feet and has an initial $28 per square foot annual lease cost, with annual escalations of approximately 2.75% to 3.00%. We received a $7.4 million allowances for costs to build out this facility to our specifications and a $1.9 million incentive, which approximates the rent obligation for our Lanham, Maryland facility for twenty two months. These lease incentives are being amortized as a reduction of rental expense over the lease term. As a result of moving to our new headquarters in May 2009, we have vacated part of our leased space in Lanham, Maryland, and we have recorded an estimated loss for the period of vacancy. In determining our liability related to excess facility costs, we are required to estimate such factors as vacancy rates for comparable space in the vicinity, the time required to sublet properties, and prevailing sublease rates for comparable space in the vicinity. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants and may result in revisions to the liability from time to time. On September 29, 2010, we signed a sublease agreement for one of our two leased spaces in Lanham, Maryland. The sublessee occupies approximately 46,700 rentable square feet in the office building located at 5000 Philadelphia Way, Lanham, Maryland. The term of this sublease commenced on October 1, 2010 and ends on October 31, 2015 and the sublease has an initial $4.28 per square foot annual lease cost, with annual escalation of 3%. Whereas we previously intended to sublease the remaining facility in Lanham, Maryland by June 2012, as described in Note 15, we now intend to reoccupy such facility on or about July 1, 2011. Our estimated lease loss reserve is as follows (in thousands):

Balance as of September 24, 2010	$4,256

Accretion expense	(278)
Adjustment of estimate	–

Balance as of December 31, 2010	$3,978

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

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On July 30, 2009, the SEC and the Company each announced that a final administrative settlement had been reached concluding the SEC’s investigation as to the Company. Under the administrative settlement the Company, without admitting or denying the SEC’s findings, consented to a “cease and desist” order requiring future compliance with certain provisions of the Securities Exchange Act and the SEC Exchange Act rules. The order did not require the Company to pay a monetary penalty. The SEC states in the order that in determining to accept the settlement it considered both the remediation efforts promptly undertaken by the Company, and the cooperation the SEC staff received from the Company. Shortly after the settlement with the SEC, representatives of the Company met with various officials at NASDAQ. As a result of that meeting the Company learned that the NASDAQ inquiry had been closed out with no actions required of the Company.

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

11.	Stock Option Plan and Stock-Based Compensation

We have a 2008 Stock Incentive Plan that provides incentives for our employees, consultants, and directors to promote our financial success. The Compensation Committee of the Board of Directors has sole authority to select full-time employees, directors, or consultants to receive awards of options, stock appreciation rights, restricted stock, and restricted stock units under this plan. The maximum number of shares of common stock that may be issued pursuant to the 2008 Stock Incentive Plan is 3,199,894 (composed of (i) 1,800,000 shares available for grant under the 2008 Stock Incentive Plan, plus (ii) 180,800 shares that were authorized for issuance under the 2002 Stock Option Plan and were not subject to outstanding awards as of December 5, 2007, plus (iii) 1,219,094 shares that were subject to outstanding awards under the 2002 Stock Option Plan on December 5, 2007 (which shares are eligible for award under the 2008 Stock Incentive Plan to the extent that they cease to be subject to such awards for any reason on or after December 5, 2007)). As of December 31, 2010, we had reserved and available for issuance an aggregate of 2,592,958 shares of common stock under the 2008 Stock Incentive Plan. As of December 31, 2010, we had 380,280 options outstanding under our 2002 Stock Option Plan and 1,325,666 options outstanding under

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

our 2008 Stock Incentive Plan.

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

There were 40,666 forfeited options during the three months ended December 31, 2010. The weighted average exercise price of the forfeited options was $9.65 per share and the average grant date fair value was $4.62 per share. The shares underlying the forfeited options became eligible for grant under the 2008 Stock Incentive Plan.

We did not grant any options during the three months ended December 31, 2010. We issued 10,000 shares of restricted stock during the three months ended December 31, 2010.

We recognized $0.6 million and $0.6 million of stock-based compensation expense in the Consolidated Statements of Operations for the three month periods ended December 31, 2010 and December 25, 2009, respectively.

As of December 31, 2010, there was $2.1 million of unrecognized compensation expense related to remaining non-vested stock options that will be recognized over a weighted average period of 0.86 years. The total fair value of options that vested during the three month period ending December 31, 2010 was $0.07 million.

12.	Stockholders’ Equity Transactions

Effective October 15, 2008, we established the Integral Systems, Inc. Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits contributions by eligible employees. The maximum percentage of an employee’s contribution cannot exceed 10% of gross salary. The purchase price per share at which shares are purchased under the Employee Stock Purchase Plan is 85% of the fair-market value of our common stock. A maximum of 1,800,000 shares of our common stock may be purchased under the Employee Stock Purchase Plan. During the three months ended December 31, 2010, we issued 68,124 shares under this plan.

13.	Business Segments

We are organized and report financially in three operating segments: Military & Intelligence Group, Civil & Commercial Group, and Products Group. We evaluate the performance of our three operating segments based on operating income. Non-operating income and expense and income tax provision (benefit) are not allocated to our operating segments. The following is a brief description of each segment:

Military & Intelligence Group – This segment provides tailored commercial-off-the-shelf (“COTS”) ground systems products and services to U.S. military agencies and the intelligence community, providing systems engineering and solutions based on our commercial products for government applications. Its primary customer is the U.S. Air Force. Included in this segment are the results of Integral Systems Service Solutions (“IS3”). In the second quarter of Fiscal Year 2010, we launched IS3, a new services business unit, to provide SATCOM Network Operations (“NetOps”) services as part of a broader planned Global Managed Network Services offering. IS3 harnesses the core capabilities of Integral Systems’ wide array of SATCOM and Enterprise Network Management products into a subscription-based business model.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Civil & Commercial Group – This segment provides ground systems products and services to commercial enterprises and international organizations. It consists of the following:

•

Tailored COTS ground systems products and services for commercial applications and civilian agencies of the U.S. government such as National Aeronautics and Space Administration (“NASA”), National Oceanic and Atmospheric Administration (“NOAA”), and The United States Geological Survey (“USGS”), and

•

Two of our wholly-owned subsidiaries, Integral ISI Europe and ISE Limited. ISI Europe, in Toulouse, France, serves as the focal point for our ground systems business in Europe, the Middle East, and Africa for command and control, signal monitoring, interference detection and geolocation, and network management using the Integral Systems family of products. ISE Limited, in Gateshead, United Kingdom, provides antenna systems and network integration capabilities to address telemetry, tracking, and control and earth systems integration for antenna and network systems and broadcast antenna and network systems in the global markets.

Products Group – This segment provides commercially available products to address the satellite and airborne platform ground system infrastructure market. It is our largest segment in terms of revenue. It consists of the following wholly-owned subsidiaries:

•

RT Logic: RT Logic designs and builds innovative, cost-effective satellite ground system signal processing systems under the Telemetrix® brand, primarily for military applications. This equipment is used in satellite tracking stations, control centers, spacecraft factories, and military range operations. RT Logic also markets our satID product line. satID products are used to geolocate the source of satellite interference, jamming, and unauthorized use to ensure quality of satellite service.

•	Lumistar: Lumistar is a wholly-owned subsidiary of RT Logic and provides system level and board level telemetry products for airborne communications systems.

•	SAT: SAT offers a range of software products and turnkey systems for monitoring and detecting signal interference on satellite signals and terrestrial communications.

•

Newpoint: Newpoint offers an integrated suite of monitor and control and network management products for managing communications infrastructure, remote sites, and portable terminals – including satellite, terrestrial, internet, and broadcast customers.

•

SATCOM Solutions: SATCOM Solutions incorporates the operations of CVG-Avtec and the assets of Sophia Wireless, which were acquired on March 5, 2010 and April 27, 2010, respectively. SATCOM Solutions provides secure, satellite-based communication solutions to government and commercial markets and offers integrated ground systems infrastructure solutions for satellite communications, payload data processing, simulation and testing for military, intelligence, government, and commercial programs worldwide.

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

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Summarized financial information by business segment is as follows:

	Three Months Ended
	December 31, 2010	December 25, 2009
	(in thousands of dollars)
Revenue
Military & Intelligence	$16,328	$15,260
Civil & Commercial	6,148	4,369
Products Group	23,461	19,156
Elimination of intersegment sales	(1,464)	(1,059)

Total revenue	44,743	37,726

Income (loss) from operations:
Military & Intelligence	(1,060)	2,063
Civil & Commercial	(450)	(492)
Products Group	(3,209)	458

Total income from operations	(4,719)	2,029

Other expense, net	(1,292)	(162)

Income (loss) before income taxes	(6,011)	1,867
Income tax provision (benefit)	(2,132)	646

Net income (loss)	$(3,879)	$1,221

14.	Income Taxes

Our provision for income taxes is determined using an estimate of our annual effective tax rate for each of our legal entities. Accordingly, we have estimated our annual effective tax rate for the fiscal year and applied that rate to our income before taxes in determining our tax expense for the three months ended December 31, 2010. Non-recurring and discrete items that impact tax expense are recorded in the period incurred.

We account for uncertainty of our income taxes based on a “more-likely-than-not” threshold for the recognition and derecognition of tax positions, which includes the accounting for interest and penalties relating to tax positions. Interest and penalties are included in our income tax provision or benefit. As of December 31, 2010 and September 24, 2010, we recorded an income tax liability (including interest) of $0.6 million and $0.4 million, respectively, related to uncertain tax positions.

If recognized, the entire remaining balance of unrecognized tax benefits would impact the effective tax rate. Over the next 12 months, we do not anticipate that any of the amount of the liability for unrecognized tax benefits will be reversed. The amount of interest expense and penalties related to the above unrecognized tax benefits was $0.1 million, net of the federal tax benefit, as of December 31, 2010.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Included in the income tax provision for the three months ended December 31, 2010 is a discrete benefit of $0.4 million relating to research and development tax credits for expenditures incurred in Fiscal Year 2010. This credit was recognized in the first quarter of Fiscal Year 2011 due to the retroactive extension of the credit passed by Congress in December 2010.

15.	Subsequent Event

On February 8, 2011 we signed a sublease agreement for a portion of our corporate headquarters located at 6721 Columbia Gateway Drive in Columbia, Maryland. Our landlord gave its consent to the sublease on February 8, 2011. The premises to be subleased will be tendered in several stages with the final portion to be tendered on or about July 1, 2011. The total square footage to be tendered will be approximately 83,000 rentable square feet. The initial term of the sublease will be five years, subject to extension at the option of the sublessee. The rent payable by the sublessee will be $27.25 per rentable square subject to annual escalation of 3% commencing in 2012. The sublessee has a one-time right to terminate this sublease on October 31, 2015. The sublease agreement provides an option for the sublessee to sublease the remaining portion of the building and for the sublessee to extend the term of the sublease for substantially all of the remaining initial term of our lease of the building. If the sublease is extended, the base rent for the renewal term will be 103% of the of annual lease cost being paid by the sublessee during the fifth year of the sublease.

On or about July 1, 2011, we intend to reoccupy our leased facility located at 5200 Philadelphia Way in Lanham, Maryland. We had previously intended to sublease this facility and have recorded an estimated lease loss associated with this facility. As of December 31, 2010, the estimated lease loss liability is $1.9 million, which will no longer be required and will be reflected as a reduction in selling, general and administrative expense in the second quarter of Fiscal Year 2011.

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

Since our founding in 1982, we have supported more than 250 satellite missions for both commercial and government customers who perform communications, science, meteorology, and earth resource applications and our systems are utilized worldwide. Our products support more than 75% of the commercial geostationary satellite operators and support over 80% of U.S. space missions. We integrate leading edge technologies, algorithms, and integration processes and a commercial model to bring efficiencies into the government market, which is our largest source of revenue. We believe that our blend of commercial and government customers, mature systems integration methodologies, and mix of software and hardware products positions us for sustained growth.

It is our practice to close our books and records on the Friday prior to the calendar quarter-end for interim periods to align our financial closing with our business processes. Our fiscal year end date is the last Friday of September of each year, resulting in Fiscal Year 2010 ending on September 24, 2010. Fiscal Year 2011 will include 53 weeks, with the first quarter having a 14 week duration and ending on December 31, 2010; the fiscal year will end on September 30, 2011. We do not believe this materially affects the comparability of the results of operations presented within our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Outlook

This outlook section contains forward-looking statements, all of which are based on current expectations. There is no assurance that our projections will in fact be achieved and these projections do not reflect any acquisitions or divestitures that may occur in the future. Reference should be made to the various important risk factors listed under the heading “Risk Factors” in Item 1A. of this document.

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

Fiscal Year 2011 results are anticipated to be improved over Fiscal Year 2010 due to an increase in revenue from our SATCOM Solutions division, new or expanded contract awards that were awarded at the end of Fiscal Year 2010, increased product sales, and lower operating expense as a percent of sales. We anticipate lower gross margins in Fiscal Year 2011 compared with Fiscal Year 2010, due to a shift in revenue to lower margin products, and the impact of continued investment in operating expenditures and capital expenditures to establish Integral Systems Service Solutions (“IS3”). We expect that annual revenue will increase in Fiscal Year 2011 due to the impact of anticipated revenue from SATCOM Solutions for the full Fiscal Year. Earnings are expected to benefit from ongoing efforts to reduce operating expenses. However, our gross margin will come under pressure from increased competition and smaller overall markets, resulting from slow economic growth and the forecasted decline in the U.S. government budget.

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

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. A discussion of our goodwill policy is set forth below. Our other critical accounting policies, which relate to revenue recognition, allowance for doubtful accounts, the recoverability of other long-lived assets, stock-based compensation, and the recoverability of deferred tax assets, are discussed in the “Notes to Consolidated Financial Statements” of our Annual Report on Form 10-K for the year ended September 24, 2010.

Impairment of Goodwill

We have recorded goodwill in connection with our acquisitions of $71.8 million as of December 31, 2010. Goodwill represents the excess of the purchase price over the fair value of current financial assets, property and equipment, and separately reportable intangible assets. The tangible assets, intangible assets, and goodwill acquired are then assigned to reporting units. Goodwill is then tested for impairment at least annually for each reporting unit. Step one of the goodwill impairment test involves comparing the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, no further testing is required. If the carrying value exceeds the fair value, a step two test must be performed. Step two includes estimating the fair value of all tangible and intangible assets (including intangible assets that may not be reflected on the Company’s books). The fair value of goodwill is then estimated by subtracting the fair value of tangible and intangible assets from the fair value of total assets determined in step one. The goodwill impairment is the excess of the recorded goodwill over the estimated fair value of goodwill.

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

We perform our annual goodwill impairment testing on the first day of the fourth quarter. Based on the impairment test conducted as of June 26, 2010, we had one reporting unit, Lumistar, for which the goodwill has been determined to be at risk (i.e., there is a reasonable possibility that the reporting unit might fail a future step one impairment test). The estimated fair value of equity of the Lumistar reporting unit as of June 26, 2010 was approximately 10% higher than carrying value. Accordingly, a step two impairment test was not performed to determine the amount of the goodwill impairment. The amount of goodwill allocated to this reporting unit was $10.3 million.

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

We acknowledge the uncertainty surrounding the key assumptions that drive the estimated fair value of the Lumistar reporting unit. Any material negative change in the fundamental outlook for the Lumistar reporting unit, its industry or the capital market environment could cause the reporting unit to fail step one. Accordingly, we will be monitoring events and circumstances each quarter (prior to the annual testing date) to determine whether an additional goodwill impairment test should be performed. If the Lumistar reporting unit were to fail the step one test, the goodwill impairment would be the difference between the fair value of the reporting unit and its carrying value. We reviewed the internal and external factors affecting the fair value of the Lumistar reporting unit as of December 31, 2010. Based on this review, we did not identify any triggering event as defined in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 350 – Intangibles – Goodwill and Other since June 26, 2010, and we have concluded that no further impairment testing was necessary as of December 31, 2010.

Results of Operations – Three Months Ended December 31, 2010 Compared to Three Months Ended December 25, 2009

	Three Months Ended
	December 31, 2010	December 25, 2009	Favorable (unfavorable)
	(in thousands of dollars)
	(Unaudited)
Revenue
Military & Intelligence:
Contract revenue	$16,046	$14,914	$1,132
Software maintenance revenue	282	346	(64)

Total Military & Intelligence	16,328	15,260	1,068
Civil & Commercial:
Contract revenue	4,499	3,409	1,090
Software maintenance revenue	1,649	960	689

Total Civil & Commercial	6,148	4,369	1,779
Products Group:
Contract revenue	15,176	9,098	6,078
Software maintenance revenue	2,283	2,398	(115)
Product revenue	6,002	7,660	(1,658)

Total Products Group	23,461	19,156	4,305

Elimination of intersegment sales	(1,464)	(1,059)	(405)

Total revenue	44,473	37,726	6,747

Cost of revenue:
Military & Intelligence:
Contract and software maintenance cost of revenue	12,754	10,039	(2,715)
Civil & Commercial:
Contract and software maintenance cost of revenue	4,567	2,579	(1,988)
Products Group:
Contract and software maintenance cost of revenue	13,034	8,411	(4,623)
Product cost of revenue	2,288	1,975	(313)

Total Products Group	15,322	10,386	(4,936)

Elimination of intersegment sales	(1,464)	(1,059)	405

Total cost of revenue	31,179	21,945	(9,234)

Gross profit:
Military & Intelligence	3,574	5,221	(1,647)
Civil & Commercial	1,581	1,790	(209)
Products Group	8,139	8,770	(631)

Total gross profit	13,294	15,781	(2,487)

Operating expense:
Military & Intelligence	4,634	3,158	(1,476)
Civil & Commercial	2,031	2,282	251
Products Group	11,348	8,312	(3,036)

Total Operating Expense	18,013	13,752	(4,261)

Income (loss) from operations:
Military & Intelligence	(1,060)	2,063	(3,123)
Civil & Commercial	(450)	(492)	42
Products Group	(3,209)	458	(3,667)

Total income (loss) from operations	(4,719)	2,029	(6,748)

Other expense, net	(1,292)	(162)	(1,130)
Income (loss) before income taxes	(6,011)	1,867	(7,878)
Income tax provision (benefit)	(2,132)	646	2,778

Net income (loss)	$(3,879)	$1,221	$(5,100)

Revenue

Consolidated revenue was $44.5 million in the first quarter of Fiscal Year 2011, an increase of $6.8 million, or 17.9%, compared to $37.7 million in the first quarter of Fiscal Year 2010. The increase in revenue for the first quarter of Fiscal Year 2011 compared to the first quarter of Fiscal Year 2010 was related to the following:

Military & Intelligence Group revenue was $16.3 million in the first quarter of Fiscal Year 2011, an increase of $1.0 million, or 7.0%, compared to $15.3 million in the first quarter of Fiscal Year 2010. In the first quarter of Fiscal Year 2011 compared to the first quarter of Fiscal Year 2010, contract revenue increased $2.7 million due to the utilization of significant equipment in the performance of the work scope on an existing contract with the United States Air Force; this increase was offset by (1) a decrease in contract revenue of $0.7 million as a result of a decrease in the level of effort in the performance of Fiscal Year 2011 work scope compared to Fiscal Year 2010 work scope on an existing contract with the United States Air Force; and (2) a decrease of $0.5 million relating to a subcontract with the United States Air Force for which the work scope has been completed. Costs incurred on our cost-plus government contracts are subject to audit by the DCAA; therefore, revenue recognized on our cost-plus contracts is subject to adjustment upon audit by the DCAA. We recognized a $0.3 million revenue rate reserve in the first quarter of Fiscal Year 2011 based on this audit risk.

Civil & Commercial Group revenue was $6.1 million in the first quarter of Fiscal Year 2011, an increase of $1.7 million, or 40.7%, compared to $4.4 million in the first quarter of Fiscal Year 2010. In the first quarter of Fiscal Year 2011 compared to the first quarter of Fiscal Year 2010, (1) contract revenue increased by $3.6 million as a result of new contracts and increases in level of effort on exiting contracts from our Command and Control, Civil, and ISE Limited divisions; (2) contract revenue increased $0.2 million from ISI Europe because of the previous deferral of the recognition of revenue on a contract due to the terms and conditions specified in this contract; and (3) contract revenue increased $0.2 million as a result of the recovery of unpaid amounts from a customer that filed for bankruptcy. This recovery was a result of bankruptcy proceedings. Offsetting these increases was a decrease in contract revenue of $2.1 million relating to work that was completed or for which the level of effort decreased in our Command and Control and Civil divisions.

Products Group revenue was $23.5 million in the first quarter of Fiscal Year 2011, an increase of $4.3 million, or 22.5%, compared to $19.2 million in the first quarter of Fiscal Year 2010. In the first quarter of Fiscal Year 2011 compared to the first quarter of Fiscal Year 2010: (1) contract revenue increased $6.9 million from the SATCOM Solutions division, which was acquired during the second quarter of Fiscal Year 2010; and (2) contract revenue increased $3.6 million from RT Logic due to five new contracts and from SAT due to three new contracts. These increases were offset by (1) a decrease of $4.2 million relating to work that was completed for which the level of effort decreased in our RT Logic and SAT divisions; and (2) a decrease of $0.3 million from the RT Logic division relating to a contract on which we anticipate incurring a loss. Product revenue decreased $6.1 million from the RT Logic division due to eight large contracts for which product was shipped in the first quarter of Fiscal Year 2010, a decrease in volume of product shipments, and from the satID division because of the previous deferral of the recognition of revenue on a contract that was recognized in the first quarter of Fiscal Year 2010. Offsetting these decreases were (1) an increase in product revenue of $3.3 million from the RT Logic division due to eight new contracts and an increase in volume from the Lumistar division; and (2) an increase of $1.1 million from the SATCOM Solutions division. Revenue from software maintenance agreements decreased $0.1 million, primarily from the satID division.

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

Gross profit was $13.3 million in the first quarter of Fiscal Year 2011, a decrease of $2.5 million, or 15.8%, compared to $15.8 million in the first quarter of Fiscal Year 2010. The decrease in gross profit in the first quarter of Fiscal Year 2011 compared to the first quarter of Fiscal Year 2010 was attributable to all three of our segments.

Military & Intelligence Group gross profit was $3.6 million in the first quarter of Fiscal Year 2011, a decrease of $1.6 million, or 31.5%, compared to $5.2 million in the first quarter of Fiscal Year 2010. In the first quarter of Fiscal Year 2011 compared to the first quarter of Fiscal Year 2010, gross profit from contract revenue decreased: (1) $0.5 million as a result of a decrease in the level of effort in the performance of Fiscal Year 2011 work scope compared to

Fiscal Year 2010 work scope on an existing contract with the United States Air Force; (2) $0.2 million relating to a subcontract with the United States Air Force for which the work scope has been completed; (3) $0.3 million due to a revenue rate reserve recognized in the first quarter of Fiscal Year 2011, as discussed above; and (4) $0.5 million relating to higher software maintenance support expense. Offsetting these decreases was an increase in gross profit of $0.1 million from an existing contract with the United States Air Force.

Civil & Commercial Group gross profit was $1.6 million in the first quarter of Fiscal Year 2011, a decrease of $0.2 million, or 11.7%, compared to $1.8 million in the first quarter of Fiscal Year 2010. In the first quarter of Fiscal Year 2011 compared to the first quarter of Fiscal Year 2010 gross profit from contract revenue decreased: (1) $1.3 million relating to work that was completed or for which the level of effort decreased in our Command and Control and Civil divisions and (2) $0.1 million from ISI Europe due to lower margin contract work. Offsetting these decreases was (1) an increase in contract gross profit of $0.7 million resulting from new contracts and increases in level of effort on exiting contracts from our Command and Control, Civil, and ISE Limited divisions; (2) $0.3 million relating to lower software maintenance support expense; and (3) gross profit of $0.2 million relating to the recovery of unpaid amounts from a customer that filed for bankruptcy. This recovery was a result of bankruptcy proceedings.

Products Group gross profit was $8.1 million in the first quarter of Fiscal Year 2011, a decrease of $0.7 million, or 7.2%, compared to $8.8 million in the first quarter of Fiscal Year 2010. In the first quarter of Fiscal Year 2011 compared to the first quarter of Fiscal Year 2010, gross profit from product shipments decreased by $3.7 million from the RT Logic and satID divisions due to the decrease in revenue discussed above, offset by an increase in gross profit of $1.9 million from product shipment from RT Logic and Lumistar division and an increase of $1.0 million from the SATCOM Solutions division. Gross profit from contract revenue increased (1) $0.8 million from the SATCOM Solutions division and (2) $1.6 million from the RT Logic due to five new contracts and from SAT due to three new contracts, offset by (3) decreases in gross profit from contract revenue of $1.4 million relating to work that was completed for which the level of effort decreased in our RT Logic and SAT divisions and (4) a decrease in gross profit of $0.9 million from RT Logic relating to two contracts that we have incurred cost in excess of contract value and provided for a provision for loss for estimated costs that will be incurred to complete the work scope.

Operating Expenses

Operating expenses were $18.0 million in the first quarter of Fiscal Year 2011, an increase of $4.2 million, or 31.0%, compared to $13.8 million in the first quarter of Fiscal Year 2010. Included in our operating expenses are the costs incurred by our corporate oversight functions: executive management, accounting and finance, legal, contracts, procurement, and export compliance, human resources, security and information technology. In the first quarter of Fiscal Year 2011, we incurred $7.9 million in corporate oversight operating expense, an increase of $1.9 million, or 33.2%, compared to $6.0 million in the first quarter of Fiscal Year 2010. The operating expense of our segments includes an allocation of the corporate operating expense. The increase in operating expense was attributable to: (1) $1.7 million in operating expenses incurred by the SATCOM Solutions division; (2) higher legal expenses of $1.2 million related to various government contract compliance-related legal costs, the cost of responding to various requests for information in connection with the previously announced SEC action against certain of our former officers, to which we are not a party, and legal costs related to our previously announced review of our strategic alternatives; (3) $0.5 million in expenses relating to the launch of our new IS3 line of business; (4) $0.2 million in higher salary and personnel-related expenses relating to bonus expense, offset by lower severance and stock-based compensation expense; (5) $0.2 million related to a favorable adjustment to a sublease loss for the Lanham, Maryland facility recognized during the first quarter of Fiscal Year 2010; and (6) higher research and development expense of $0.4 million.

Military & Intelligence Group operating expenses were $4.6 million in the first quarter of Fiscal Year 2011, an increase of $1.4 million, or 46.7%, compared to $3.2 million in the first quarter of 2010, due to an increase in corporate allocated expenses of $0.5 million, $0.5 million in expenses relating to the launch of our new IS3 line of business, $0.3 million in higher proposal expense, and $0.1 million in higher operations oversight expense.

Civil & Commercial Group operating expenses were $2.0 million in the first quarter of Fiscal Year 2011, a decrease of $0.3 million, or 11.0%, compared to $2.3 million in the first quarter of Fiscal Year 2010, due to lower proposal expense of $0.3 million and lower research and development expense of $0.2 million, offset by an increase in corporate allocated expense of $0.3 million.

Products Group operating expenses were $11.3 million in the first quarter of Fiscal Year 2011, an increase of $3.0 million, or 36.5%, compared to $8.3 million in the first quarter of Fiscal Year 2010. This increase is due to $1.7 million in expenses incurred by the SATCOM Solutions division, an increase in corporate allocated expense of $1.2 million, and higher research and development expense of $0.6 million. Offsetting these increases was a decrease of $0.5 million relating to operational oversight expenses.

Other Expense, Net

Other expense, net was $1.3 million in the first quarter of Fiscal Year 2011, an increase of $1.1 million, compared to $0.2 million in the first quarter of Fiscal Year 2010. The increase is attributable to higher interest expense relating to our outstanding borrowings.

Income Tax Expense

We recorded an income tax benefit of $2.1 million in the first quarter of Fiscal Year 2011 and an income tax expense of $0.6 million in the first quarter of Fiscal Year 2010. Included in the first quarter of Fiscal Year 2011 income tax benefit is a discrete tax benefit of $0.4 million relating to research and development tax credits for expenditures incurred in Fiscal Year 2010. This credit was recognized this quarter due to the retroactive extension of the credit passed by Congress in December 2010. Included in the first quarter of Fiscal Year 2010 income tax expense is a tax benefit of $35 thousand related to the change in tax law for net operating loss carrybacks. The effective tax rates, excluding these discrete benefits, for the first quarter of Fiscal Year 2011 and the first quarter of Fiscal Year 2010 were 29.1% and 36.4%, respectively.

Backlog

As of December 31, 2010, we had backlog of approximately $214.6 million as compared to $190.5 million at September 24, 2010. A significant portion of this backlog relates to our Military & Intelligence Group. Our Military & Intelligence Group contracts are typically larger in terms of contract value and extend for longer periods of time than our Civil & Commercial and Product Groups contracts. Because our Civil & Commercial and Product Groups contracts are typically smaller in dollar volume and shorter in duration, they generally do not have a significant effect on backlog. Many of our Military & Intelligence Group’s contracts are multi-year contracts and contracts with option years, and portions of these contracts are carried forward from one year to the next as part of our contract backlog. A significant portion of our revenue is derived from contracts and subcontracts that are subject to the budget and funding process of the U.S. government. Our total contract backlog represents management’s estimate of the aggregate unearned revenues expected to be earned by us over the life of all of our contracts, including option periods. Because many factors affect the scheduling of projects, we cannot predict when revenues will be realized on projects included in our backlog. In addition, although contract backlog reflects only business for which we have written agreements with our customers, it is possible that cancellations or scope adjustments may occur.

Liquidity and Capital Resources

We have generally financed our working capital needs through funds generated from income from operations, supplemented by borrowings under our general line of credit facility with a commercial bank when necessary.

For the three months ended December 31, 2010, operating activities provided us $1.9 million of cash, primarily as a result of an increase in deferred revenue of $6.7 million, offset by the use of cash for the purchase of inventory of $2.4 million and the decrease in cash provided from accounts receivable and unbilled revenues combined of $1.9 million. We invested $2.2 million to purchase fixed assets (principally new computers and equipment). Our financing activities provided $3.5 million from the borrowing under our credit agreement, offset by payments on capital lease obligations and deferred financing costs incurred.

For the three months ended December 25, 2009, operating activities provided us $13.3 million of cash, primarily as a result of decreases in unbilled revenue and income taxes receivable, an increase in deferred revenue, and from depreciation and amortization, net income, and stock based compensation expense, offset by lower accrued expenses and accounts payable and higher prepaid and other current assets and accounts receivable. We invested $0.2 million to purchase fixed assets (principally new computers and equipment, software, and leasehold improvements). Our financing activities used $5.5 million for the repayment of line of credit borrowings and payments on capital lease obligations.

In the second quarter of Fiscal Year 2010, we launched IS3 to provide SATCOM NetOps services as part of a broader planned Global Managed Network Services offering. This new line of business offers global SATCOM NetOps management services to address the growing needs of satellite operators, resellers, users, and regulators of satellite and satellite-interfaced networks worldwide. IS3 leverages our current product offerings and is anticipated to provide a significant new revenue stream in future years. In addition to operating expenditures to start up the business, we intend to make capital expenditures of approximately $5.6 million in Fiscal Year 2011 and $4.0 million in Fiscal Year 2012 in this organization to place 10 pairs of antennas around the globe to enable a global quality of service and interference geolocation capability.

Unbilled revenue was $38.9 million as of December 31, 2010 of which $38.5 million is expected to be collected in the next 12 months. As of December 31, 2010, unbilled revenue that is not expected to be collected within the next 12 months, in the amount of $0.4 million, is included in other assets in our consolidated balance sheet. Revenue from our Military & Intelligence Group cost-plus contracts is driven by pricing based on costs incurred to perform services under contracts with the U.S. government. Cost-based pricing is determined under the Federal Acquisition Regulation, which provides guidance on the types of costs that are allowable in establishing prices for goods and services and allowability and allocability of costs to contracts under U.S. government contracts. Allocable costs are billed to the U.S. government based upon approved billing rates. We have incurred allocable costs we believe are allowable and reimbursable under our cost-plus-fee contracts that are higher than the approved billing rates. If we receive approval for our actual incurred allocable costs, we will be able to bill these amounts.

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

In connection with the acquisition of CVG, Incorporated and its subsidiary, Avtec Systems, Inc. (together, “CVG-Avtec”), three CVG-Avtec employees have entered into employment agreements with us for a term of three years. In addition, we have entered into retention agreements with certain CVG-Avtec employees, under which we could be required to provide approximately $2.3 million in cash bonuses over the course of three years, if the employees continue employment with us. We will incur the expense related to these retention agreements when the service requirements have been met as detailed in the retention agreements. We have incurred $0.6 million in retention related expense during the first quarter of Fiscal Year 2011.

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

The Facility is secured by a lien on substantially all of our assets and those of our domestic subsidiaries, including CVG-Avtec and its subsidiaries, and all of such subsidiaries are guarantors of the obligations of the Company under the Credit Agreement. Any borrowings under the Facility originally accrued interest at the London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 3% to 4% depending on our consolidated ratio (the “Leverage Ratio”) of funded debt to EBITDA; however, as a result of the entry into the Forbearance Agreement referred to below, effective as of September 21, 2010, the interest margins under the Facility were increased to 5% over LIBOR. As a result of the Amendment and Waiver referred to below, the interest rate of 5% over LIBOR will remain in effect until the date of delivery of audited financial statements for the Fiscal Year ended September 30, 2011. However, as a result of Events of Default continuing, as described below, outstanding amounts under the Facility are currently accruing interest at a default interest rate of 7% above LIBOR. The Credit Agreement requires us to comply with specified financial covenants, including the maintenance of a maximum Leverage Ratio, a minimum asset coverage ratio (measured based on the ratio of certain accounts receivable to credit agreement outstandings), and a minimum fixed charge coverage ratio (measured based on the ratio of EBITDA to interest payments and other fixed charges) (the “Fixed Charge Coverage Ratio”).

We are required to pay a quarterly fee on the committed unused amount of the facility, at a rate of 0.50% of the unused commitment amount per annum. As of December 31, 2010, we had $31.5 million outstanding in borrowings under the line of credit, and $2.7 million in face amount of letters of credit outstanding under the sub-facility for the issuance of letters of credit.

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

As of June 25, 2010, we were in default of the financial covenants under the Credit Agreement. On August 3, 2010, a waiver under the Credit Agreement was entered into pursuant to which the requirement to comply with the Leverage Ratio covenant for the quarter ended March 26, 2010 was permanently waived, along with the requirements to comply with all of the financial ratios for the quarter ended June 25, 2010 and for any future date prior to September 8, 2010. This waiver was subsequently extended to waive compliance with the financial ratios for each date through September 21, 2010. The extended waiver expired on September 21, 2010 and at that time we were again in default of the financial covenants under the Credit Agreement. However, a forbearance agreement was entered into with the Credit Agreement lenders effective as of September 21, 2010 with respect to these defaults (the “Forbearance Agreement”), which agreement prohibited any exercise of remedies by the lenders as a result of such defaults and made certain other modifications to the Facility terms. The Forbearance Agreement expired on November 1, 2010. On December 8, 2010, we entered into an Amendment and Waiver with our Credit Agreement lenders (the “Amendment and Waiver”) that, among other things, waived all existing financial covenant defaults and modified the terms of the financial covenants, including setting new financial covenant compliance levels, for current and future periods. With effect from the fiscal quarter ending December 31, 2010, we have been in default of the financial covenants in the Credit Agreement with respect to the Leverage Ratio and the Fixed Charge Coverage Ratio. We are currently in discussions with the Credit Agreement lenders with respect to obtaining a waiver with respect to the foregoing defaults and an amendment to covenant levels for future periods; however, there can be no assurance that such waiver and amendment will be agreed to. As a result of the current financial covenant defaults, un-waived Events of Default are continuing under our Credit Agreement. The lenders under the Credit Agreement have exercised their right to charge interest at the default rate of 2% above the otherwise applicable rate on the outstanding amount under the Facility, which is $32.5 million as of February 9, 2011. And while other rights arising from an Event of Default have not yet been exercised, the lenders have the right to terminate the Facility, accelerate the payment of amounts outstanding under the Facility, and exercise remedies in respect of their security relating to our and our subsidiaries’ assets. In addition, we have no right to borrow additional amounts under the Facility, except as agreed by the lenders, until such Events of Default are waived. In the event the lenders exercise their right to accelerate payment of the amounts outstanding under the Facility, the Company would be required to seek additional sources of liquidity, either through new debt or equity financings or sales of assets to repay the amounts outstanding. There can be no assurance that the Company would be successful in obtaining such sources of funding in the event of acceleration, which could have a material adverse effect on the Company’s business.

On June 6, 2008, we entered into a material lease agreement for leased property located at 6721 Columbia Gateway Drive in Columbia, Maryland, which is now our new corporate headquarters. We relocated our corporate headquarters from its previous location at 5000 Philadelphia Way, Lanham, Maryland, in May 2009. The lease term is for 11 years; the facility is approximately 131,450 square feet and has an initial $28 per square foot annual lease cost, with annual escalations of approximately 2.75% to 3.00%. We received a $7.4 million allowance for costs to build out this facility to our specifications and a $1.9 million lease incentive, which approximates the rent obligation for our Lanham, Maryland facility for twenty-two months. These lease incentives will be amortized as a reduction of rental expense over the lease term. As a result of moving to our new headquarters in May 2009, we have vacated our leased space in two Lanham, Maryland facilities. We entered into a sublease for one of these two facilities effective October 1, 2010 through the remaining duration of the lease term. Whereas we previously intended to sublease the remaining facility in Lanham, Maryland by June 2012, as described in Note 15 to our consolidated financial statements included in this Quarterly Report on Form 10-Q, we now intend to reoccupy such facility on or about July 1, 2011. We have recorded an estimated loss for the period of vacancy. Based on a revision to the estimate, the estimated loss of $1.1 million as of September 25, 2009 was increased to $4.3 million as of September 24, 2010. In determining our liability related to excess facility costs, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly for the facility for which we do not have a sublease based on known real estate market conditions and the credit-worthiness of subtenants and may result in revisions to the liability from time to time.

We have a master lease agreement and had a progress payment agreement for a capital equipment lease facility (the “facility”) with Banc of America Leasing & Capital, LLC (“BALC”). Under this facility, we could borrow up to $7.0 million for the purchase of new furniture, fixtures and equipment (“new assets”). Initially, under the progress payment agreement, BALC would advance funding for new assets. The utilization expiration date for advance funding on new assets under this progress payment agreement was September 30, 2009. No principal payments were due on such borrowings, and interest accrued at one-month LIBOR, plus 1.5%, payable monthly in arrears. We had capital lease obligations of $4.8 million and $5.2 million, respectively, as of December 31, 2010 and September 24, 2010 and no advance payments outstanding from BALC under the progress payment agreement. The lease term is 72 months from the lease commencement date, with monthly rent payments (representing the payment of principal and interest on the borrowed amount) calculated based on a lease rate factor as defined under the facility. The lease rate factor is based on the three-year swap index as quoted in the Bloomberg Daily Summaries as of the lease commencement dates, which were June 30, 2009 and September 1, 2009. The lease rate factor is based on the three-year swap index as quoted in the Bloomberg Daily Summaries as of the lease commencement date, plus an increase of 0.75% effective January 1, 2011.

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

Our liquidity needs over the next twelve month period include requirements for working capital, capital expenditures, interest payments, and principal payments under the Credit Agreement. Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended September 24, 2010. As of December 31, 2010, virtually all of our contracts were denominated in U.S. dollars, and we did not have any outstanding hedge agreements. Our exposures to market risk have not changed materially since September 24, 2010. We have $31.5 million of outstanding borrowings under our line of credit and $2.7 million in outstanding borrowings under our sub-facility for the issuance of letters of credits as of December 31, 2010. In addition, we had borrowings of $4.8 million under the master lease agreement for a capital lease facility as of December 31, 2010. Our market risk exposure primarily relates to changes in interest rates, principally in the United States. A hypothetical interest rate change of 1% on our bank credit facility and the master lease agreement for the three months ended December 31, 2010 would have increased interest expense by approximately $0.2 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of December 31, 2010, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were not effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure because of the material weaknesses in internal control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2010.

Changes in Internal Control over Financial Reporting

Management continues to focus on the internal control material weakness disclosed in our Annual Report on Form 10-K for the fiscal year ended September 24, 2010, which related to a lack of sufficient qualified accounting resources to monitor the operating effectiveness of internal controls and to adequately address complex accounting and financial reporting matters in an effective or timely manner. Although we believe that the remediation efforts that we have taken will improve our internal controls over financial reporting, and our disclosure controls and procedures, we have not fully implemented these changes and further action will be required. Management will continue to closely monitor the remediation plan and take steps to adjust the plan as needed in order to remediate the material weakness.

During the first quarter of Fiscal Year 2011, management continued to address the turnover experienced in accounting and finance positions during Fiscal Year 2010 and is focused on continuing the improvement of our internal control procedures. A Fiscal Year 2011 staffing plan has been created to realign responsibilities and address the long-term staffing needs of the Accounting and Finance Departments. As of December 31, 2010, management had filled several open positions created by turnover through the hiring of new employees. Further, management has undertaken a realignment of tasks to create four new Assistant Controller positions managing critical accounting, general ledger, and consolidation functions within the corporate accounting headquarters staff and within the Products Group. In addition, we have utilized external consultants to help improve the effectiveness of our internal control environment.

Other than as described above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, please see the information under “Litigation, Claims and Assessments” in Note 10 to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended September 24, 2010. There were no material changes to those risk factors during the three months ended December  31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

On February 8, 2011 we signed a sublease agreement for a portion of our corporate headquarters located at 6721 Columbia Gateway Drive in Columbia, Maryland. Our landlord gave its consent to the sublease on February 8, 2011. The premises to be subleased will be tendered in several stages with the final portion to be tendered on or about July 1, 2011. The total square footage to be tendered will be approximately 83,000 rentable square feet. The initial term of the sublease will be five years, subject to extension at the option of the sublessee. The rent payable by the sublessee will be $27.25 per rentable square subject to annual escalation of 3% commencing in 2012. The sublessee has a one-time right to terminate this sublease on October 31, 2015. The sublease agreement provides an option for the sublessee to sublease the remaining portion of the building and for the sublessee to extend the term of the sublease for substantially all of the remaining initial term of our lease of the building. If the sublease is extended, the base rent for the renewal term will be 103% of the of annual lease cost being paid by the sublessee during the fifth year of the sublease.

Item 6. Exhibits and Financial Statement Schedules

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006, as supplemented by Articles Supplementary of the Company dated February 12, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the SEC on May 10, 2007) as amended by the Articles of Amendment dated February 26, 2009 and effective April 29, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2009 filed with the SEC on May 6, 2009), as supplemented by Articles Supplementary of the Company dated August 13, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2010).

3.2	Amended and Restated By-laws of the Company, as amended by Amendments No. 1, 2, 3, 4 and 5 thereto (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2009), as amended by Amendment No. 6 thereto (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2010).

10.1	Agreement among the Company, Vintage Partners, L.P., Vintage Partners GP, LLC, Vintage Capital Management, LLC and Brian R. Kahn, dated October 8, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2010).

10.2+	Change in Control Severance Agreement between the Company and Christopher B. Roberts, dated December 14, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2010).

10.3	Sublease Agreement between the Company and Computer Sciences Corporation, dated February 8, 2011 (filed herewith).

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 9, 2011.

INTEGRAL SYSTEMS, INC.

By:	/s/ CHRISTOPHER B. ROBERTS
Christopher B. Roberts
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006, as supplemented by Articles Supplementary of the Company dated February 12, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the SEC on May 10, 2007) as amended by the Articles of Amendment dated February 26, 2009 and effective April 29, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2009 filed with the SEC on May 6, 2009), as supplemented by Articles Supplementary of the Company dated August 13, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2010).

3.2	Amended and Restated By-laws of the Company, as amended by Amendments No. 1, 2, 3, 4 and 5 thereto (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2009), as amended by Amendment No. 6 thereto (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2010).

10.1	Agreement among the Company, Vintage Partners, L.P., Vintage Partners GP, LLC, Vintage Capital Management, LLC and Brian R. Kahn, dated October 8, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2010).

10.2+	Change in Control Severance Agreement between the Company and Christopher B. Roberts, dated December 14, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2010).

10.3	Sublease Agreement between the Company and Computer Sciences Corporation, dated February 8, 2011 (filed herewith).

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management or compensatory plan or arrangement