Form 10-Q
period 2011-04-01
INTEGRAL SYSTEMS INC /MD/
filed 2011-05-12
CIK 718130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

or

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

As of May 6, 2011, the Registrant had issued and outstanding 17,777,826 shares of common stock.

Forward-Looking Statements

Certain of the statements contained in the Business section and in other parts of this Quarterly Report on Form 10-Q, including “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including those under the headings “Outlook” and “Liquidity and Capital Resources”, are forward looking within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, from time to time, Integral Systems, Inc., a Maryland corporation (the “Company”, “we”, “us”, “our”), may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “believe”, “expect”, “anticipate”, “estimate”, “continue”, or other similar words, including but not limited to statements as to the intent, belief, or current expectations of the Company, and its directors, officers, and management with respect to our future operations, performance, positions or statements, or which contain other forward-looking information. These forward-looking statements are predictions. The future results indicated, whether expressed or implied, may not be achieved. Our actual results may differ significantly from the results discussed in the forward-looking statements. While we believe that these statements are and will be accurate, a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our statements. Our business is dependent upon general economic conditions and upon various conditions specific to us and to our industry, and future trends cannot be predicted with certainty. Particular risks and uncertainties that may affect our business, other than those described elsewhere herein, include the risk factors described in “Item 1A. Risk Factors.” When considering the forward-looking statements in this Form 10-Q, you should keep in mind the risk factors and other cautionary statements set forth in this Form 10-Q and our Annual Report on Form 10-K.

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

•

There can be no assurance as to the outcome of our previously-announced process of considering strategic alternatives, that any particular strategic alternative will be pursued or that any transaction will occur.

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

i

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

•

We are subject to risks associated with our strategy of acquiring other companies, including the risk that we will fail to achieve the anticipated benefits from our acquisitions of CVG, Incorporated, and its subsidiary Avtec Systems, Incorporated, and certain assets of Sophia Wireless, Inc.

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

ii

•

The disruption, expense, and potential liability associated with future litigation against us could have a material adverse effect on our business, results of operations, financial condition and cash flows.

•

We are in default of certain financial covenants under our credit agreement. The lenders have agreed to forbear from exercising remedies until June 30, 2011. If by such date the existing defaults have not been waived, the lenders could accelerate all of our outstanding indebtedness.

•

Additional expenses incurred by us in connection with the Securities and Exchange Commission’s investigation of, and civil actions against, two former employees, in which we are not a defendant, could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

•	The global financial economy may impact our business and financial condition in ways that we currently cannot predict.

iii

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	April 1, 2011	September 24, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,317	$2,625
Accounts receivable, net of allowance for doubtful accounts of $91 and $106 at April 1, 2011 and September 24, 2010, respectively	20,748	27,973
Unbilled revenue	47,813	41,703
Prepaid expenses and other current assets	2,449	1,854
Income tax receivable	3,906	2,563
Deferred contract costs	6,918	8,077
Inventory	12,918	12,016

Total current assets	100,069	96,811

Restricted cash	1,003	1,001
Property and equipment, net	25,359	23,374
Goodwill	71,834	71,834
Intangible assets, net	19,630	21,955
Other assets	2,320	2,846

Total assets	$220,215	$217,821

Liabilities and Stockholders’ Equity

Current liabilities:
Short-term debt	$32,500	$28,000
Accounts payable	5,861	6,479
Accrued expenses	26,532	26,162
Deferred income taxes	8,655	8,655
Deferred revenues	17,096	14,812

Total current liabilities	90,644	84,108

Deferred rent, non-current	8,371	8,553
Deferred income taxes, non-current	3,464	3,464
Obligations under capital leases	3,693	4,181
Other non-current liabilities	981	991

Total liabilities	107,153	101,297

Stockholders’ equity:
Common stock, $.01 par value, 40,000,000 shares authorized, and 17,738,645 and 17,572,300 shares issued and outstanding at April 1, 2011 and September 24, 2010, respectively	177	176
Additional paid-in capital	72,987	70,528
Retained earnings	39,948	45,958
Accumulated other comprehensive loss	(50)	(138)

Total stockholders’ equity	113,062	116,524

Total liabilities and stockholders’ equity	$220,215	$217,821

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 1, 2011	March 26, 2010	April 1, 2011	March 26, 2010
	(unaudited)		(unaudited)
Revenue:
Contract revenue	$41,396	$31,593	$76,451	$58,604
Product revenue	8,157	5,425	14,012	12,955
Software maintenance revenue	3,794	3,288	7,357	6,473

Total revenue	53,347	40,306	97,820	78,032

Cost of revenue:
Contract and software maintenance cost of revenue	34,986	19,972	64,024	38,761
Product cost of revenue	3,423	2,177	5,563	5,333

Total cost of revenue	38,409	22,149	69,587	44,094

Gross profit	14,938	18,157	28,233	33,938

Operating expense:
Selling, general & administrative	13,972	15,522	29,058	27,257
Research & development	2,928	2,324	5,855	4,341

Income (loss) from operations	(1,962)	311	(6,680)	2,340

Other income (expense), net	(891)	60	(2,183)	(102)

Income (loss) before income taxes	(2,853)	371	(8,863)	2,238

Income tax provision (benefit)	(722)	241	(2,853)	887

Net income (loss)	$(2,131)	$130	$(6,010)	$1,351

Comprehensive income (loss):
Cumulative currency translation adjustment	443	(363)	88	(436)

Total comprehensive income (loss)	$(1,688)	$(233)	$(5,922)	$915

Weighted average number of common shares:
Basic	17,686	17,436	17,651	17,411
Diluted	17,686	17,456	17,651	17,422

Net income (loss) per share:
Basic	$(0.12)	$0.01	$(0.34)	$0.08
Diluted	$(0.12)	$0.01	$(0.34)	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Six Months Ended
	April 1, 2011	March 26, 2010
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(6,010)	$1,351
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,461	2,649
Amortization of deferred financing fees	668	113
Loss on disposal of fixed assets	8	—
Bad debt recovery	(15)	(1,050)
Stock-based compensation	1,560	1,289
Changes in operating assets and liabilities
Accounts receivable	7,333	7,791
Unbilled revenue	(6,938)	1,012
Prepaid expenses and other current assets	(587)	(1,340)
Deferred contract costs	1,571	1,148
Inventory	(901)	(1,885)
Income taxes receivable	(1,329)	11,040
Accounts payable	(627)	(1,509)
Accrued expenses	919	721
Deferred revenue	2,983	1,571
Other	2	30

Net cash provided by operating activities	3,098	22,931

Cash flows from investing activities:
Acquisitions of property and equipment	(4,114)	(1,183)
Acquisition of CVG, Incorporated, net of cash received	—	(32,256)

Net cash used in investing activities	(4,114)	(33,439)

Cash flows from financing activities:
Proceeds from line of credit borrowing	12,000	36,500
Repayment of line of credit borrowing	(7,500)	(11,811)
Payments on capital lease obligations	(490)	(465)
Deferred financing fees paid	(141)	(1,472)
Proceeds from issuance of common stock	141	—
Restricted cash deposit	(2)	(1,000)

Net cash provided by financing activities	4,008	21,752

Net increase in cash and cash equivalents	2,992	11,244
Effect of exchange rate changes on cash	(300)	(243)
Cash and cash equivalents - beginning of period	2,625	5,698

Cash and cash equivalents - end of period	$5,317	$16,699

Supplemental disclosures of cash flow information:
Income taxes paid	$136	$1,612
Interest expense paid	$1,478	$202

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of Business

Integral Systems, Inc. (the “Company”, “we”, “us”, “our”, or “Integral Systems”) is a Maryland corporation incorporated in 1982. We apply almost 30 years of experience to providing integrated technology solutions for the aerospace and communications markets. Customers rely on the Integral Systems family of solution providers (Integral Systems, Inc., Integral Systems Europe, Lumistar, Inc., Newpoint Technologies, Inc., RT Logic, Integral Systems’ SATCOM Solutions Division, and SAT Corporation) to deliver products, systems, and services on time and on budget.

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

Our fiscal year end date is the last Friday of September of each year, resulting in Fiscal Year 2010 ending on September 24, 2010. Fiscal Year 2011 will end on September 30, 2011. It is our practice to close our books and records on the Friday prior to the calendar quarter-end for interim periods (the thirteenth week in the calendar quarter) to align our financial closing with our business processes. Because Fiscal Year 2011 will include 53 weeks, the first quarter had a 14 week duration and ended on December 31, 2010. We do not believe this materially affects the comparability of the results of operations presented within our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During the third quarter of Fiscal Year 2010, we reflected reclassifications of certain expenses previously reported as cost of revenue to selling, general and administrative expense. This reclassification has been reflected in the results for the three and six months ended March 26, 2010 included in this Form 10-Q. These reclassifications consist of the presentation of costs associated with development, enhancement, and support of our licensed EPOCH Integrated Product Suite, costs associated with our idle and unoccupied facility space, and overhead expenses. The research and development expenses incurred in the development of new products for our EPOCH Integrated Product Suite are now being classified as selling, general, and administrative expense. Costs associated with our idle and unoccupied facilities in Lanham, Maryland and unoccupied space in our Columbia, Maryland facility are now being classified as selling, general, and administrative expense. A portion of our overhead expenses is now being allocated to selling, general, and administrative expense to be consistent with standard United States government contract accounting practices. All of these costs were previously included in cost of revenue. The total amount of costs reclassified to selling, general, and administrative expense was $1.8 million relating to the three months ended March 26, 2010 and $3.1 million during the six months ended March 26, 2010. In addition to these

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

changes, we also modified the allocation of selling, general, and administrative expense incurred by our corporate support functions to our three segments to align with standard United States government contract accounting practices. These reclassifications did not impact revenue, income from operations, net income, or earnings per share for the three and six months ended March 26, 2010. We have also reclassified certain amounts to conform with the presentation for the three and six months ended April 1, 2011 and as of April 1, 2011.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 1, 2011 are not necessarily indicative of the results that may be expected for Fiscal Year 2011.

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

3.	Accounts Receivable, Unbilled Revenue, and Deferred Revenue

Accounts receivable are recorded at the amount invoiced and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses from the existing accounts receivable. We had an allowance for doubtful account balance of $0.1 million as of April 1, 2011 and September 24, 2010, respectively.

Unbilled revenue represents amounts recognized as revenue that have not been billed. Unbilled revenue was $48.6 million as of April 1, 2011 of which $47.8 million is expected to be collected in the next 12 months. As of April 1, 2011, unbilled revenue that is not expected to be collected within the next 12 months, in the amount of $0.8 million, is included in other assets in our consolidated balance sheet. Unbilled revenues were equal to $42.5 million as of September 24, 2010 of which $41.7 million is expected to be collected in the next 12 months. As of September 24, 2010, unbilled revenues that will not be collected within the next 12 months in the amount of $0.8 million are included in other assets in our consolidated balance sheets.

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

As of April 1, 2011, we have recognized $14.0 million in revenue in excess of funding, of which $9.9 million is in excess of contract value on our Military & Intelligence Group segment’s cost-plus contracts with the United States Air Force. These amounts are considered at-risk revenue. The revenue in excess of funding and revenue in excess of contract value result from recognition of estimated award fees and higher indirect rates than originally planned. Based on discussions with our customers, we believe this amount is fully realizable and that the funding will be forthcoming. We historically have not had any issues obtaining funding.

On our Military & Intelligence Group cost-plus contracts, we have a revenue rate reserve of $6.9 million that is included in our unbilled balance. This revenue rate reserve relates to costs for which ultimate reimbursement is uncertain. These costs are subject to audit by the DCAA; therefore, revenue recognized on

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In the fourth quarter of Fiscal Year 2010, the DCAA formally issued the Accounting Systems Audit Report, which found, as of January 27, 2010, our accounting system to be inadequate and identified certain significant deficiencies in our accounting systems, controls, policies and procedures. As a result of this determination, under the Federal Acquisition Regulation our administrative contracting officers are required to consider, with respect to cost-plus contracts, whether it is appropriate to suspend a percentage of progress payments or reimbursement of costs proportionate to the estimated cost risk to the U.S. government, considering audit reports or other relevant input, until we submit a corrective action plan acceptable to the contracting officers and correct the deficiencies. We have submitted a corrective action plan and we are executing the implementation of the corrective actions. We have not received any indication from any of our contracting officers that the corrective action plan is not acceptable. In addition, in order for us or any other entity to be awarded any new cost-plus contract, the administrative contracting officer must determine that such entity has the necessary operating and accounting controls to be determined “responsible” under the Federal Acquisition Regulation. We are working diligently to resolve these accounting deficiencies and believe that they will be successfully resolved. However, the Accounting Systems Audit Report has the potential to materially adversely impact our ability to obtain future cost-plus contracts from the U.S. government, could result in certain payments under existing cost-plus contracts being delayed or suspended, and the DCAA could, as a result of a subsequent audit, reduce the billing rates that it has provisionally approved, causing us to refund a portion of the amounts we have received with respect to cost-plus contracts.

Deferred revenue represents amounts billed and collected for contracts in progress for which revenue has not been recognized and is reflected as a liability. Revenue will be recognized when revenue recognition criteria are met.

4.	Inventory

Inventories consist primarily of raw materials and finished goods (which include raw materials and direct labor). Inventories are valued at the lower of cost or market. We determine cost on the basis of the weighted average cost or first-in-first-out method. We did not have a reserve for obsolescence at April 1, 2011, or September 24, 2010. Inventory consists of the following:

	April 1, 2011	September 24, 2010
	(in thousands of dollars)
Finished Goods	$465	$374
Work-in-process	1,862	1,341
Raw Materials	10,591	10,301

Total	$12,918	$12,016

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Goodwill

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

We acknowledge the uncertainty surrounding the key assumptions that drive the estimated fair value of the Lumistar reporting unit. Any material negative change in the fundamental outlook for the Lumistar reporting unit, its industry or the capital market environment could cause the reporting unit to fail step one. Accordingly, we will be monitoring events and circumstances each quarter (prior to the annual testing date) to determine whether an additional goodwill impairment test should be performed. If the Lumistar reporting unit were to fail the step one test, the goodwill impairment would be the difference between the fair value of the reporting unit and its carrying value because the reporting unit does not carry any intangible asset balances that must be considered in step two when computing the fair value of goodwill. We reviewed the internal and external factors affecting the assumptions that drive the fair value of the Lumistar reporting unit as of April 1, 2011. Based on this review, we did not identify any triggering event as defined in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 350 - Intangibles – Goodwill and Other since June 26, 2010, and we have concluded that no further impairment testing was necessary as of April 1, 2011.

6.	Revenue

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

Incentives and award payments are included in estimated total contract value used in the percentage-of-completion method when the realization of such amounts is deemed probable upon achievement of certain defined goals. Estimates of total contract revenue and costs are continuously monitored during the terms of the contracts and are subject to revision as the contracts progress. When revisions in estimated contract revenue and costs are determined, such adjustments are recorded in the period in which they are first

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

identified. Revenue arrangements entered into with the same customer are accounted for on a combined basis when they: (i) are negotiated as a package with an overall profit margin objective; (ii) essentially represent an agreement to do a single project; (iii) involve interrelated activities with substantial common costs; and (iv) are performed concurrently or sequentially. When we enter into multiple-element software arrangements, which may include any combination of hardware, software or services, we allocate the total revenue to be earned under the arrangement among the various elements based on their relative fair value. For software, and elements for which software is essential to the functionality, the allocation is based on vendor-specific objective evidence (“VSOE”) of fair value for multiple-element software arrangements entered into prior to September 25, 2010. VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately, and for software license updates and software support services it is based upon the rates when renewed. There may be cases in which there is VSOE of fair value of the undelivered elements but no such evidence for the delivered elements. For arrangements such as those that are entered into prior to Fiscal Year 2011, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered elements equals the total arrangement consideration less the aggregate VSOE of fair value of the undelivered elements. We have established VSOE on our PCS and recognize revenue on this element on a straight-line-basis over the period of performance. We recognize revenue on delivered elements only if: (i) any undelivered products or services are not essential to the functionality of the delivered products or services; (ii) we have an enforceable claim to receive the amount due in the event we do not deliver the undelivered products or services; (iii) there is evidence of the VSOE of fair value for each undelivered product or service; and (iv) the revenue recognition criteria otherwise have been met for the delivered elements. Otherwise, revenue on delivered elements is recognized when the undelivered elements are delivered.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements which amends ASC 605 - Revenue Recognition (“ASC 605”). This requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We adopted this guidance at the beginning of our Fiscal Year 2011.

In October 2009, the FASB ratified ASU 2009-14 - Applicability of AICPA Statement of Position 97-2 to Certain Arrangements that Include Software Elements, which amends ASC 985-605, Software — Revenue Recognition, such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We adopted this guidance at the beginning of our Fiscal Year 2011.

For multiple-deliverable revenue arrangements that have been entered into or that have been materially modified since September 25, 2010, we allocate the total revenue to be earned under the arrangement among the various elements based on their relative fair value. We have determined that we generally have two elements in our contracts: hardware and software combined and services, typically in the form of PCS. The fair value of each element is determined based on VSOE, which we have established for the PCS element, and estimated selling price for the hardware and software element because third-party evidence of fair value is not readily available. The estimated selling price is determined based on prices at which we have regularly sold the hardware and software, which is based upon an internal price list. Hardware and software elements are generally delivered within six to nine months from the date the order is placed, and PCS will begin upon either delivery or customer acceptance of the hardware and software element, based on the terms specified in the arrangement. Revenue is recognized upon delivery or customer acceptance of the hardware and software element unless this element requires significant modification and customization of the software. Revenue is recognized using the percentage-of-completion method if the element requires

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

significant modification and customization of the software. The adoption of ASU 2009-13 did not modify the timing of revenue recognition of either element when VSOE of PCS had been established, nor did it modify the number or nature of elements indentified, but it did modify the fair value assigned to each element as we no longer apply the residual method to allocate the arrangement consideration. We previously deferred revenue recognition on products for which we had not established VSOE on PCS until delivery or customer acceptance of the hardware and software element. Because we have adopted ASU 2009-13, revenue is now recognized upon either delivery or customer acceptance of the hardware and software element if there is no significant modification and customization of the software, or using the percentage-of-completion method if the element requires significant modification and customization of the software. The impact of adopting ASU 2009-13 increased our revenue by $0.5 million and gross profit by $0.4 million for the three months ended April 1, 2011 and increased our revenue by $0.6 million and gross profit by $0.5 million for the six months ended April 1, 2011, primarily in the Product Group, that would have been deferred under ASC 605.

Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus an estimate of the applicable fees earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Revenue for general services or non-software product sales is recognized as work is performed or products are delivered and amounts are earned in accordance with ASC 605-10 - Revenue Recognition- Overall. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured. Depending on the specific contractual provisions and nature of the deliverable, revenue may be recognized on a straight-line-basis over the service period, on a proportional performance model based on level of effort, as milestones are achieved, or when final deliverables/products have been delivered. Revenue arrangements entered into with the same customer that are accounted for under ASC 605-10 are accounted for on a combined basis when they are entered into at or near the same time or if contemplated together unless it is clearly evident that the contracts are not related to one another.

Revenue includes reimbursements of travel and out-of-pocket expenses with equivalent amounts of expense recorded in other direct contract expenses. In addition, we generally enter into relationships with subcontractors where we maintain a principal relationship with the customer. In such instances, reimbursement of subcontractor costs is included in revenue with offsetting expenses recorded in other direct contract expenses.

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

	Three Months Ended		Six Months Ended
	April 1, 2011	March 26, 2010	April 1, 2011	March 26, 2010
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(2,131)	$130	$(6,010)	$1,351

Denominator:
Shares used for basic earnings per share - weighted-average shares	17,686	17,436	17,651	17,411

Effect of dilutive securities:
Employee stock options	—	20	—	11

Shares used for diluted earnings per share-adjusted weighted-average shares and assumed conversions	17,686	17,456	17,651	17,422

Net income per share:
Basic earnings (loss) per share	$(0.12)	$0.01	$(0.34)	$0.08
Diluted earnings (loss) per share	$(0.12)	$0.01	$(0.34)	$0.08

Outstanding options to purchase shares of our common stock in the amounts of 1.7 million shares as of April 1, 2011 and 1.1 million shares as of March 26, 2010 were not included in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive.

8.	Credit Facilities

Line of Credit

On March 5, 2010, we entered into a Credit Agreement (the “Credit Agreement”), among us, certain of our subsidiaries, the lenders from time to time party thereto, and Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and L/C Issuer. The Credit Agreement provides for a $55 million senior secured revolving credit facility (the “Facility”), including a sub-facility of $10 million for the issuance of letters of credit. The proceeds of the Facility were used to (i) finance in part the acquisition of CVG-Avtec, and all related transactions, (ii) pay fees and expenses incurred in connection with such acquisition and all related transactions, (iii) repay amounts outstanding in respect of our previous credit facility with Bank of America, which was terminated concurrently with entry into the Credit Agreement, and (iv) provide ongoing working capital and for other general corporate purposes. The Facility expires on March 5, 2013. As a result of our subsequent entry into the Amendment and Waiver, dated December 8, 2010, described below, availability under the Facility was reset at $44 million, and as a result of the 2011 Forbearance Agreement described below, availability was further reduced to $40 million.

The Facility is secured by a lien on substantially all of our assets and those of our domestic subsidiaries, including CVG-Avtec and its subsidiaries, and all of such subsidiaries are guarantors of the obligations of the Company under the Credit Agreement. Any borrowings under the Facility originally accrued interest at the London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 3% to 4% depending on our consolidated ratio (the “Leverage Ratio”) of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”); however, as a result of the entry into the 2011 Forbearance Agreement, effective as of May 9, 2011, the interest margins under the Facility were increased to 6% over LIBOR until June 30, 2011 and 8% over LIBOR thereafter. The Credit Agreement requires us to comply with specified financial covenants, including the maintenance of a maximum Leverage Ratio, a minimum asset coverage ratio (measured based on the ratio of certain accounts receivable to credit agreement outstandings) (the “Asset Coverage Ratio”), and a minimum fixed charge coverage ratio (measured based on the ratio of EBITDA to interest payments and other fixed charges) (the “Fixed Charge Coverage Ratio”).

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We are required to pay a quarterly fee on the committed unused amount of the facility, at a rate of 0.50% of the unused commitment amount per annum. As of May 6, 2011, we had $35.7 million outstanding in loans and letters of credit under the Facility. The Credit Agreement contains customary covenants, including affirmative covenants that require, among other things, certain financial reporting by us, and negative covenants that, among other things, restrict our ability to incur additional indebtedness, pay cash dividends, incur encumbrances on assets, reorganize, consolidate or merge with any other company, and make acquisitions and stock repurchases. The Credit Agreement contains events of default, including a cross-default to other indebtedness of the Company.

The availability of loans and letters of credit under the Facility is subject to customary conditions, including the accuracy of certain representations and warranties of the Company and the absence of any continuing default under the Credit Agreement. Under the 2011 Forbearance Agreement described below, we have no right to borrow additional amounts under the Facility, except as agreed by the lenders, until the existing defaults are cured or waived.

As of June 25, 2010, we were in default of the financial covenants under the Credit Agreement. On August 3, 2010, a waiver under the Credit Agreement was entered into pursuant to which the requirement to comply with the Leverage Ratio covenant for the quarter ended March 26, 2010 was permanently waived, along with the requirements to comply with all of the financial ratios for the quarter ended June 25, 2010 and for any future date prior to September 8, 2010. This waiver was subsequently extended to waive compliance with the financial ratios for each date through September 21, 2010. The extended waiver expired on September 21, 2010, and at that time we were again in default of the financial covenants under the Credit Agreement. However, a forbearance agreement was entered into with the Credit Agreement lenders effective as of September 21, 2010 with respect to these defaults (the “2010 Forbearance Agreement”), which agreement prohibited any exercise of remedies by the lenders as a result of such defaults and made certain other modifications to the Facility terms. The 2010 Forbearance Agreement expired on November 1, 2010. On December 8, 2010, we entered into an Amendment and Waiver with our Credit Agreement lenders (the “Amendment and Waiver”) that, among other things, waived all existing financial covenant defaults and modified the terms of the financial covenants, including setting new financial covenant compliance levels, for current and future periods. With effect from the fiscal quarter ending April 1, 2011, we have been in default of the financial covenants in the Credit Agreement with respect to the Leverage Ratio, the Fixed Charge Coverage Ratio, and the Asset Coverage Ratio. As of May 9, 2011 we have entered into a new forbearance agreement with the lenders under the Credit Agreement (the “2011 Forbearance Agreement”) pursuant to which the lenders have agreed to forbear from exercising remedies with respect to the existing Events of Default until June 30, 2011 and to make certain other modifications to the Facility terms, including a new covenant requiring the Company and its domestic subsidiaries to have at least $3,000,000 in cash as of May 31, 2011. After June 30, 2011, if the existing Events of Default have not been waived, the lenders will have the right to terminate the Facility, accelerate the payment of amounts outstanding under the Facility, and exercise remedies in respect of their security relating to our and our subsidiaries’ assets. In the event the lenders exercise their right to accelerate payment of the amounts outstanding under the Facility, the Company would be required to seek additional sources of liquidity, either through new debt or equity financings or sales of assets to repay the amounts outstanding. There can be no assurance that the Company would be successful in obtaining such sources of funding in the event of acceleration, which could have a material adverse effect on the Company’s business.

Capital Equipment Lease Facility

We have a master lease agreement and had a progress payment agreement for a capital equipment lease facility (the “facility”) with Banc of America Leasing & Capital, LLC (“BALC”). Under this facility, we could borrow up to $7.0 million for the purchase of new furniture, fixtures and equipment (“new assets”). Initially, under the progress payment agreement, BALC would advance funding for new assets. The utilization expiration date under this progress payment agreement was September 30, 2009, for advance funding on new assets. No principal payments were due on the advance funding borrowings, and interest accrued at one-month LIBOR, plus 1.5%, payable monthly in arrears. We had capital lease obligations of $4.7 million and $5.2 million, respectively, as of April 1, 2011 and September 24, 2010, and no advance payments outstanding from BALC under the progress payment agreement. The lease term is 72 months from the lease commencement date, with monthly rent payments (representing the payment of principal and interest on the borrowed amount) calculated based on a lease rate factor as defined under the facility. The lease rate factor is based on the three-year swap index as quoted in the Bloomberg Daily Summaries as of the lease commencement date. The lease rate factor is based on the three-year swap index as quoted in the Bloomberg Daily Summaries as of the lease commencement date, plus an increase of 0.75% effective January 1, 2011.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Commitments and Contingencies

Operating Lease

On June 6, 2008, we entered into a material lease agreement for property located at 6721 Columbia Gateway Drive in Columbia, Maryland, which property is now our corporate headquarters. We relocated our corporate headquarters from its previous location in Lanham, Maryland, in May 2009. The lease term is for 11 years; the facility has approximately 131,450 rentable square feet and has an initial $28 per square foot annual lease cost, with annual escalations of approximately 2.75% to 3.00%. We received a $7.4 million allowance for costs to build out this facility to our specifications and a $1.9 million incentive, which approximates the rent obligation for our Lanham, Maryland facility for twenty two months. These lease incentives are being amortized as a reduction of rental expense over the lease term. As a result of moving our headquarters to the Columbia, Maryland property in May 2009, we vacated part of our leased space in Lanham, Maryland, and we recorded an estimated loss for the period of vacancy. In determining our liability related to excess facility costs, we are required to estimate such factors as vacancy rates for comparable space in the vicinity, the time required to sublet properties, and prevailing sublease rates for comparable space in the vicinity. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants and may result in revisions to the liability from time to time. On September 29, 2010, we signed a sublease agreement for one of our two leased spaces in Lanham, Maryland. The sublessee occupies approximately 46,700 rentable square feet in the office building located at 5000 Philadelphia Way, Lanham, Maryland. The term of this sublease commenced on October 1, 2010 and ends on October 31, 2015 and the sublease has an initial $4.28 per square foot annual lease cost, with annual escalation of 3%.

On February 8, 2011, we signed a sublease agreement for a portion of our corporate headquarters located at 6721 Columbia Gateway Drive in Columbia, Maryland. Our landlord gave its consent to the sublease on February 8, 2011. The premises to be subleased will be tendered in several stages with the final portion to be tendered on or about July 1, 2011. The total square footage to be tendered will be approximately 83,000 rentable square feet. The initial term of the sublease will be five years, subject to extension at the option of the sublessee. The rent payable by the sublessee is $27.25 per rentable square foot subject to annual escalation of 3% commencing in 2012. We have recognized a loss on this sublease of $1.1 million based on the lease obligation exceeding the sublease rental income for the duration of the sublease period and recognized a $0.4 million charge related to the adjustment of the deferred rent. The sublessee has a one-time right to terminate this sublease during the initial term on October 31, 2015. The sublease agreement provides an option for the sublessee to sublease the remaining portion of the building and for the sublessee to extend the term of the sublease for substantially all of the remaining initial term of our lease of the building. If the sublease is extended, the base rent for the renewal term will be 103% of the annual lease cost being paid by the sublessee during the fifth year of the sublease.

On or about July 1, 2011, we intend to reoccupy our leased facility located at 5200 Philadelphia Way in Lanham, Maryland. We had previously intended to sublease this facility and recorded an estimated lease loss associated with this facility. This estimated lease loss liability is no longer required, therefore we have reflected a reduction in selling, general and administrative expense of $1.9 million in the second quarter of Fiscal Year 2011.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Our estimated sublease loss reserve is as follows (in thousands):

Balance as of September 24, 2010	$4,256
Accretion expense	(420)
Adjustment of estimate, net	(782)

Balance as of April 1, 2011	$3,054

Litigation, Claims, and Assessments

We are subject to various legal proceedings and threatened legal proceedings from time to time. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on our business, results of operations, financial condition, or cash flows.

On March 1, 2007, we learned that the Securities and Exchange Commission (the “SEC”) had issued a formal order of investigation regarding the Company, and subsequently certain of our then officers received subpoenas in connection with the investigation. The investigation by the SEC and a related inquiry by NASDAQ included questions as to whether Gary A. Prince was acting as a de facto executive officer of the Company prior to his promotion to the position of Executive Vice President and Managing Director of Operations of the Company in August 2006. The investigation and inquiry also included questions as to whether Mr. Prince was practicing as an accountant before the SEC while an employee of the Company. Mr. Prince agreed with the SEC in 1997 to a permanent injunction barring him from practicing as an accountant before the SEC, as part of a settlement with the SEC related to Mr. Prince’s guilty plea to charges brought against him for conduct principally occurring in 1988 through 1990 while he was employed by Financial News Network, Inc. and United Press International. In March 2007, we terminated the employment of Mr. Prince. Under the supervision of a Special Committee established by the Board, the Company also took other remedial action and provided full cooperation to the SEC in the investigation.

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

In conjunction with its announcement of the administrative settlement, the SEC also disclosed that it was instituting separate civil actions against Mr. Prince and two other former officers of the Company. The Company has indemnification obligations to these individuals pursuant to the terms of separate Indemnification Agreements entered into with each of them effective as of December 4, 2002, and pursuant to the Company’s bylaws. The indemnification agreements each provide that, subject to certain terms and conditions, the Company shall indemnify the individual to the fullest extent permissible by Maryland law against judgments, penalties, fines, settlements and reasonable expenses actually incurred in the event that the individual is made a party to a legal proceeding by reason of his or her present or prior service as an officer or employee of the Company, and shall also advance reasonable litigation expenses actually incurred subject to, among other conditions, receipt of a written undertaking to repay any costs or expenses advanced if it shall ultimately be determined that the individual has not met the standard of conduct required for indemnification under Maryland law. The Company’s bylaws contain similar indemnification provisions. The Company’s obligations under the indemnification agreements and bylaws are not subject to any monetary limit. In prior periods the Company advanced legal fees and costs incurred by the three individuals in connection with the SEC investigation up to the deductible limit under the Company’s

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

applicable directors and officers liability insurance policy. Subsequent fees and costs have been paid directly by the insurance carrier. One of these individuals is now deceased. The Company anticipates that legal fees and expenses incurred by the two remaining individuals in connection with the civil litigation will continue to be paid for by the insurance carrier, up to the policy limits. In the event that such fees and expenses exceed the remaining insurance policy limits, the Company will be obligated to advance any amounts in excess of the insurance policy limits.

10.	Stock Option Plan and Stock-Based Compensation

We have a 2008 Stock Incentive Plan that provides incentives for our employees, consultants, and directors to promote our financial success. The Compensation Committee of the Board of Directors has sole authority to select full-time employees, directors, or consultants to receive awards of options, stock appreciation rights, restricted stock, and restricted stock units under this plan. The maximum number of shares of common stock that may be issued pursuant to the 2008 Stock Incentive Plan is 3,199,894 (composed of (i) 1,800,000 shares available for grant under the 2008 Stock Incentive Plan, plus (ii) 180,800 shares that were authorized for issuance under the 2002 Stock Option Plan and were not subject to outstanding awards as of December 5, 2007, plus (iii) 1,219,094 shares that were subject to outstanding awards under the 2002 Stock Option Plan on December 5, 2007 (which shares are eligible for award under the 2008 Stock Incentive Plan to the extent that they cease to be subject to such awards for any reason on or after December 5, 2007)). As of April 1, 2011, we had reserved and available for issuance an aggregate of 2,568,066 shares of common stock under the 2008 Stock Incentive Plan. As of April 1, 2011, we had 360,280 options outstanding under our 2002 Stock Option Plan and 1,304,664 options outstanding under our 2008 Stock Incentive Plan.

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

There were 103,999 forfeited options during the six months ended April 1, 2011. The weighted average exercise price of the forfeited options was $10.17 per share and the average grant date fair value was $4.41 per share. The shares underlying the forfeited options became eligible for grant under the 2008 Stock Incentive Plan.

We granted 33,333 options during the six months ended April 1, 2011. The weighted average exercise price of these options was $6.27; and the weighted average fair value was $9.49. We issued 56,665 shares of restricted stock during the six months ended April 1, 2011.

We recognized $1.0 million and $0.7 million of stock-based compensation expense in the Consolidated Statements of Operations for three month periods ended April 1, 2011 and March 26, 2010, respectively. We recognized $1.6 million and $1.3 million of stock-based compensation expense in the Consolidated Statements of Operations for the six month periods ended April 1, 2011 and March 26, 2010, respectively.

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of April 1, 2011, there was $1.4 million of unrecognized compensation expense related to remaining non-vested stock options that will be recognized over a weighted average period of 0.65 years. The total fair value of options that vested during the six month period ending April 1, 2011 was $0.48 million.

11.	Stockholders’ Equity Transactions

Effective October 15, 2008, we established the Integral Systems, Inc. Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits contributions by eligible employees. The maximum percentage of an employee’s contribution cannot exceed 10% of gross salary. The purchase price per share at which shares are purchased under the Employee Stock Purchase Plan is 85% of the fair-market value of our common stock. A maximum of 1,800,000 shares of our common stock may be purchased under the Employee Stock Purchase Plan. During the six months ended April 1, 2011, we issued 92,676 shares under this plan.

12.	Business Segments

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

Military & Intelligence Group - This segment provides tailored commercial-off-the-shelf (“COTS”) ground systems products and services to U.S. military agencies and the intelligence community, providing systems engineering and solutions based on our commercial products for government applications. Its primary customer is the U.S. Air Force. Included in this segment are the results of Integral Systems Service Solutions (“IS3”). In the second quarter of Fiscal Year 2010, we launched IS3, a new services business unit, to provide SATCOM Network Operations (“NetOps”) services as part of a broader planned Global Managed Network Services offering. IS3 harnesses the core capabilities of Integral Systems’ wide array of SATCOM and Enterprise Network Management products into a subscription-based business model.

Civil & Commercial Group - This segment provides ground systems products and services to commercial enterprises and international organizations. It consists of the following:

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

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Summarized financial information by business segment is as follows:

	Three Months Ended		Six Months Ended
	April 1, 2011	March 26, 2010	April 1, 2011	March 26, 2010
	(in thousands of dollars)
Revenue:
Military & Intelligence Group	$21,726	$15,556	$38,054	$30,816
Civil & Commercial Group	7,265	7,694	13,413	12,063
Products Group	29,337	18,575	52,798	37,731
Elimination of intersegment sales	(4,981)	(1,519)	(6,445)	(2,578)

Total revenue	53,347	40,306	97,820	78,032

Income (loss) from operations:
Military & Intelligence Group	(557)	(340)	(1,617)	1,723
Civil & Commercial Group	440	1,774	(10)	1,282
Products Group	(1,845)	(1,123)	(5,053)	(665)

Total income (loss) from operations	(1,962)	311	(6,680)	2,340

Other income (expense), net	(891)	60	(2,183)	(102)

Income (loss) before income taxes	(2,853)	371	(8,863)	2,238
Income tax provision (benefit)	(722)	241	(2,853)	887

Net income (loss)	$(2,131)	$130	$(6,010)	$1,351

INTEGRAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Income Taxes

Our provision for income taxes is determined using an estimate of our annual effective tax rate for each of our legal entities. Accordingly, we have estimated our annual effective tax rate for the fiscal year and applied that rate to our income before taxes in determining our tax expense for the six months ended April 1, 2011. Non-recurring and discrete items that impact tax expense are recorded in the period incurred.

We account for uncertainty of our income taxes based on a “more-likely-than-not” threshold for the recognition and derecognition of tax positions, which includes the accounting for interest and penalties relating to tax positions. Interest and penalties are included in our income tax provision or benefit. We recorded an income tax liability (including interest) of $0.4 million as of April 1, 2011 and September 24 2010, respectively, related to uncertain tax positions.

If recognized, the entire remaining balance of unrecognized tax benefits would impact the effective tax rate. Over the next 12 months, we do not anticipate that any of the amount of the liability for unrecognized tax benefits will be reversed. The amount of interest expense and penalties related to the above unrecognized tax benefits was $0.1 million, net of the federal tax benefit, as of April 1, 2011.

Included in the income tax provision for the six months ended April 1, 2011 is a discrete benefit of $0.4 million relating to research and development tax credits for expenditures incurred in Fiscal Year 2010. This credit was recognized in the first quarter of Fiscal Year 2011 due to the retroactive extension of the credit passed by Congress in December 2010.

ITEM 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

We apply almost 30 years of experience to providing integrated technology solutions for the aerospace and communications markets. Customers rely on the Integral Systems family of solution providers (Integral Systems, Inc., Integral Systems Europe, Lumistar, Inc., Newpoint Technologies, Inc., RT Logic, Integral Systems’ SATCOM Solutions Division, and SAT Corporation) to deliver products, systems, and services on time and on budget.

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

Our fiscal year end date is the last Friday of September of each year, resulting in Fiscal Year 2010 ending on September 24, 2010. Fiscal Year 2011 will end on September 30, 2011. It is our practice to close our books and records on the Friday prior to the calendar quarter-end for interim periods (the thirteenth week in the calendar quarter) to align our financial closing with our business processes. Because Fiscal Year 2011 will include 53 weeks, the first quarter had a 14 week duration and ended on December 31, 2010. We do not believe this materially affects the comparability of the results of operations presented within our Management’s Discussion and Analysis of Financial Condition and Results of Operations. We measure financial performance for each operating segment based on income from operations, which consists of revenue less cost of revenue, selling, general & administrative, research & development, and intangible asset amortization expenses.

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

We primarily derive our revenues from customers in the aerospace and defense industry and, to a lesser extent, customers in other industries such as telecommunications and media. The aerospace and defense community is comprised of major government operations (including defense, civil, and homeland security), and large-scale commercial operators including satellite operators, communications companies, and other media companies.

We expect that annual revenue will increase in Fiscal Year 2011 compared to Fiscal Year 2010 due to anticipated higher revenue from a full fiscal year of SATCOM Solutions Division operations, revenue from backlog, which was $190.5 million as of September 24, 2010, and strong bookings that have been realized, and are anticipated to continue to be realized, during fiscal year 2011 as a result of business development activities. Earnings are expected to benefit from ongoing efforts to reduce operating expenses; however, lower overall gross margins are anticipated for the remainder of the fiscal year. Our gross margins have come under pressure from increased competition and a decline in the overall market due to the slow economic growth and the forecasted decline in the U.S. government budget. In addition, changes in projected product mix, execution on non-recurring engineering contract work scope, which has low margins, and the utilization of substantial quantities of third party equipment and materials on cost plus contracts will result in lower overall gross margins for the remainder of Fiscal Year 2011 compared with Fiscal Year 2010. As a result, we expect that growth in earnings will lag behind the growth in revenue for the remainder of this fiscal year.

Strategic Alternatives

As we have previously reported, we have engaged Stone Key Partners LLC as our financial advisor to explore strategic alternatives to maximize stockholder value, including acquisitions, mergers, the sale of the Company or other transactions. There can be no assurance as to the outcome of the strategic alternatives process, that any particular strategic alternative will be pursued or that any transaction will occur, and the Company does not intend to disclose further developments during this process, unless and until our Board of Directors approves a specific transaction or otherwise concludes the review of strategic alternatives.

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

Impairment of Goodwill

We have recorded goodwill in connection with our acquisitions of $71.8 million as of April 1, 2011. Goodwill represents the excess of the purchase price over the fair value of current financial assets, property and equipment, and separately reportable intangible assets. The tangible assets, intangible assets, and goodwill acquired are then assigned to reporting units. Goodwill is then tested for impairment at least annually for each reporting unit. Step one of the goodwill impairment test involves comparing the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, no further testing is required. If the carrying value exceeds the fair value, a step two test must be performed. Step two includes estimating the fair value of all tangible and intangible assets (including intangible assets that may not be reflected on the Company’s books). The fair value of goodwill is then estimated by subtracting the fair value of tangible and intangible assets from the fair value of total assets determined in step one. The goodwill impairment is the excess of the recorded goodwill over the estimated fair value of goodwill.

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

We acknowledge the uncertainty surrounding the key assumptions that drive the estimated fair value of the Lumistar reporting unit. Any material negative change in the fundamental outlook for the Lumistar reporting unit, its industry or the capital market environment could cause the reporting unit to fail step one. Accordingly, we will be monitoring events and circumstances each quarter (prior to the annual testing date) to determine whether an additional goodwill impairment test should be performed. If the Lumistar reporting unit were to fail the step one test, the goodwill impairment would be the difference between the fair value of the reporting unit and its carrying value. We reviewed the internal and external factors affecting the fair value of the Lumistar reporting unit as of April 1, 2011. Based on this review, we did not identify any triggering event as defined in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 350 - Intangibles – Goodwill and Other since June 26, 2010, and we have concluded that no further impairment testing was necessary as of April 1, 2011.

Results of Operations – Three Months Ended April 1, 2011 Compared to Three Months Ended March 26, 2010

	Three Months Ended
	April 1, 2011	March 26, 2010	Favorable (unfavorable)
	(in thousands of dollars)
		(Unaudited)
Revenue
Military & Intelligence:
Contract revenue	$21,321	$15,176	$6,145
Software maintenance revenue	405	380	25

Total Military & Intelligence	21,726	15,556	6,170
Civil & Commercial:
Contract revenue	5,664	6,715	(1,051)
Software maintenance revenue	1,601	979	622

Total Civil & Commercial	7,265	7,694	(429)
Products Group:
Contract revenue	15,210	10,675	4,535
Software maintenance revenue	2,404	2,140	264
Product revenue	11,723	5,760	5,963

Total Products Group	29,337	18,575	10,762

Elimination of intersegment sales	(4,981)	(1,519)	(3,462)

Total revenue	53,347	40,306	13,041

Cost of revenue:
Military & Intelligence:
Contract and software maintenance cost of revenue	17,990	11,271	(6,719)
Civil & Commercial:
Contract and software maintenance cost of revenue	4,925	3,611	(1,314)
Products Group:
Contract and software maintenance cost of revenue	13,486	6,274	(7,212)
Product cost of revenue	6,989	2,512	(4,477)

Total Products Group	20,475	8,786	(11,689)

Elimination of intersegment sales	(4,981)	(1,519)	3,462

Total cost of revenue	38,409	22,149	(16,260)

Gross profit:
Military & Intelligence	3,736	4,285	(549)
Civil & Commercial	2,340	4,083	(1,743)
Products Group	8,862	9,789	(927)

Total gross profit	14,938	18,157	(3,219)

Operating expense:
Military & Intelligence	4,293	4,625	332
Civil & Commercial	1,900	2,309	409
Products Group	10,707	10,912	205

Total operating expense	16,900	17,846	946

Income (loss) from operations:
Military & Intelligence	(557)	(340)	(217)
Civil & Commercial	440	1,774	(1,334)
Products Group	(1,845)	(1,123)	(722)

Total income (loss) from operations	(1,962)	311	(2,273)

Other income (expense), net	(891)	60	(951)

Income (loss) before income taxes	(2,853)	371	(3,224)
Income tax provision (benefit)	(722)	241	963

Net income (loss)	$(2,131)	$130	$(2,261)

Revenue

Consolidated revenue was $53.3 million in the second quarter of Fiscal Year 2011, an increase of $13.0 million, or 32.4%, compared to $40.3 million in the second quarter of Fiscal Year 2010. The increase in revenue for the second quarter of Fiscal Year 2011 compared to the second quarter of Fiscal Year 2010 was related to the following:

Military & Intelligence Group revenue was $21.7 million in the second quarter of Fiscal Year 2011, an increase of $6.1 million, or 39.7%, compared to $15.6 million in the second quarter of Fiscal Year 2010. In the second quarter of Fiscal Year 2011 compared to the second quarter of Fiscal Year 2010, contract revenue increased: (1) $5.8 million due to the utilization of significant equipment in the performance of the work scope on an existing contract with the United States Air Force; (2) $0.4 million from the delivery of licenses on an existing contract; and (3) $0.4 million from IS3. These increases were offset by decreases in contract revenue of (1) $1.0 million from a contract for which existing work scope has been completed and the new work scope is beginning to be executed; (2) $0.3 million as a result of a decrease in the level of effort in the performance of Fiscal Year 2011 work scope compared to Fiscal Year 2010 work scope on an existing contract with the United States Air Force; and (3) $0.2 million relating to a subcontract with the United States Air Force for which the work scope has been completed. Costs incurred on our cost-plus government contracts are subject to audit by the DCAA; therefore, revenue recognized on our cost-plus contracts is subject to adjustment upon audit by the DCAA. During the second quarter of fiscal year 2010, we recognized a $0.9 million increase in our revenue rate reserve based on this audit risk.

Civil & Commercial Group revenue was $7.3 million in the second quarter of Fiscal Year 2011, a decrease of $0.4 million, or 5.6%, compared to $7.7 million in the second quarter of Fiscal Year 2010. In the second quarter of Fiscal Year 2011 compared to the second quarter of Fiscal Year 2010, contract revenue decreased: (1) $4.2 million relating to work that was completed or for which the level of effort decreased in our Command and Control, Civil, and ISI Europe divisions; and (2) $0.9 million relating to a customer that filed for bankruptcy. During the second quarter of fiscal year 2010, we received a notification from the customer that all unpaid amounts due to us from this customer would be paid, including interest; therefore we recognized $0.9 million of revenue that had been earned but deferred relating to this customer. Offsetting these decreases were increases in contract revenue of $4.0 million as a result of new contracts and increases in level of effort on existing contracts from our Command and Control, Civil, and ISE Limited divisions and $0.6 million relating to software maintenance.

Products Group revenue was $29.3 million in the second quarter of Fiscal Year 2011, an increase of $10.7 million, or 57.9%, compared to $18.6 million in the second quarter of Fiscal Year 2010. In the second quarter of Fiscal Year 2011, compared to the second quarter of Fiscal Year 2010, contract revenue increased: (1) $5.7 million from the SATCOM Solutions division, which was acquired during the second quarter of Fiscal Year 2010; (2) $1.6 million due to nine new contracts in our RT Logic division; and (3) $1.3 million due to six new contracts in our SAT division. These increases were offset by decreases in contract revenue of $3.3 million in our RT Logic division and $0.7 million in our SAT division relating to work that was completed or for which the level of effort decreased. Product revenue increased $6.0 million from the RT Logic division due to nine large contracts for which product was shipped in the second quarter of Fiscal Year 2011, which included a product delivery on a subcontract to the Military & Intelligence Group on a contract with United States Air Force, and $2.0 million from the SATCOM Solutions division. These increases were offset by a decrease in product revenue of $1.9 million due to a decrease in volume of product shipments from the RT Logic and Lumistar divisions. Revenue from software maintenance agreements increased $0.2 million, primarily from the RT Logic division.

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

Gross profit was $14.9 million in the second quarter of Fiscal Year 2011, a decrease of $3.3 million, or 17.7%, compared to $18.2 million in the second quarter of Fiscal Year 2010. Gross profit for the Products Group includes the amortization of the acquired intangible assets of $1.2 million from the acquisition of CVG, Incorporated and its subsidiary Avtec Systems, Inc., the acquired assets of Sophia Wireless, and the acquisition of the satID product line. The decrease in gross profit in the second quarter of Fiscal Year 2011 compared to the second quarter of Fiscal Year 2010 was attributable to all three of our segments.

Military & Intelligence Group gross profit was $3.7 million in the second quarter of Fiscal Year 2011, a decrease of $0.6 million, or 12.8%, compared to $4.3 million in the second quarter of Fiscal Year 2010. In the second quarter of Fiscal Year 2011 compared to the second quarter of Fiscal Year 2010, gross profit from contract revenue decreased: (1) $0.9 million from IS3 due to costs incurred to start up this new service offering; (2) $0.9 million from a contract for which existing work scope has been completed and the new work scope is beginning to be executed; (3) $0.5 million as a result of a decrease in the level of effort in the performance of Fiscal Year 2011 work scope compared to Fiscal Year 2010 work scope on an existing contract with the United States Air Force; and (4) $0.6 million relating to higher software maintenance support and facility related expenses. Offsetting these decreases was an increase in gross profit of: (1) $1.0 million from an existing contract with the United States Air Force; (2) $0.9 million from an increase in our revenue rate reserve during the second quarter of 2010; and (3) $0.4 million from the delivery of licenses on an existing contract.

Civil & Commercial Group gross profit was $2.3 million in the second quarter of Fiscal Year 2011, a decrease of $1.8 million, or 42.7%, compared to $4.1 million in the second quarter of Fiscal Year 2010. In the second quarter of Fiscal Year 2011 compared to the second quarter of Fiscal Year 2010 gross profit from contract revenue decreased: (1) $1.5 million relating to work that was completed or for which the level of effort decreased in our Command and Control, Civil, and ISI Europe divisions and (2) $2.0 million relating to a customer that filed for bankruptcy. During the second quarter of fiscal year 2010, we received a notification from the customer that all unpaid amounts due to us from this customer would be paid, including interest. Therefore, we recognized $0.9 million of revenue and reversed an allowance for bad debt of $1.1 million during the second quarter of Fiscal Year 2010. In addition, gross profit from contract services decreased by $0.7 million relating to higher software maintenance support expense. Offsetting these decreases was an increase in contract gross profit of (1) $1.9 million resulting from new contracts and increases in level of effort on existing contracts from our Command and Control and Civil divisions and (2) $0.7 million relating to software maintenance.

Products Group gross profit was $8.9 million in the second quarter of Fiscal Year 2011, a decrease of $0.9 million, or 9.5%, compared to $9.8 million in the second quarter of Fiscal Year 2010. Gross profit from contract revenue decreased: (1) $0.8 million from the SAT division and $0.6 million from the RT Logic division due to the decrease in revenue discussed above; (2) $0.9 million from RT Logic relating to two contracts that have incurred cost in excess of contract value and for which we have recognized a provision for loss for estimated costs that will be incurred to complete the work scope; and (3) $1.7 million from the SATCOM Solutions division. These decreases were offset by increases in gross profit from contract revenue of $0.8 million from the SAT division and $0.7 million from the RT Logic division relating to new contracts and increases in level of effort on existing contracts. In the second quarter of Fiscal Year 2011 compared to the second quarter of Fiscal Year 2010, gross profit from product shipments increased by $1.5 million from the RT Logic division due to the increase in revenue discussed above and $1.0 million from the SATCOM Solutions division, offset by a decrease in gross profit of $1.3 million from product shipment from the Lumistar division. Gross profit from software maintenance agreements increased $0.2 million, primarily from the RT Logic division.

Operating Expenses

Operating expenses were $16.9 million in the second quarter of Fiscal Year 2011, a decrease of $0.9 million, or 5.3%, compared to $17.8 million in the second quarter of Fiscal Year 2010. Included in our operating expenses are the costs incurred by our corporate oversight functions: executive management, accounting and finance, legal, contracts, procurement, and export compliance, human resources, security and information technology. In the second quarter of Fiscal Year 2011, we incurred $6.5 million in corporate oversight operating expense, a decrease of $3.4 million, or 34.5%, compared to $9.9 million in the second quarter of Fiscal Year 2010. The operating expense of each of our segments includes an allocation of the corporate operating expense.

The decrease in operating expense was attributable to: (1) $2.2 million in facility related expenses (see below for further discussion); (2) $1.0 million in legal expenses related to the acquisition of CVG-Avtec incurred during the second quarter of Fiscal Year 2010; (3) $0.5 million in information systems, group management oversight, and proposal expenses; and (4) $0.3 million in accounting, consulting, and advertising and public relations expenses. Offsetting these decreases were increases attributable to: (1) $2.1 million in operating expenses incurred by the SATCOM Solutions division; (2) $0.8 million in higher salary and personnel-related expenses relating to severance, stock-based compensation expense, and bonus expense; (3) $0.2 million in legal costs related to our previously announced review of our strategic alternatives; and (4) $0.1 million related to higher research and development expense.

The decrease in facility and related expenses consisted of a decrease in estimated lease loss expense of $1.6 million and $0.6 million less in facility related expenses. During the third quarter of Fiscal Year 2009, we relocated our corporate headquarters to Columbia, Maryland from two leased facilities in Lanham, Maryland. Because these two leased facilities had not been sublet, we recorded an estimated loss for the period of vacancy. During the second quarter of Fiscal Year 2010, we revised the estimated date of sublease for these two leased facilities, therefore we recorded an increase to the estimated loss for the period of vacancy of $1.2 million. We have now subleased one of the Lanham facilities through the end of our lease term in 2015. On February 8, 2011, we signed a sublease agreement for a portion of our corporate headquarters. During the second quarter of Fiscal Year 2011, we recognized a loss on this sublease of $1.5 million based on the lease obligation exceeding the sublease rental income for the duration of the sublease period. On or about July 1, 2011, we intend to reoccupy our leased facility located at 5200 Philadelphia Way in Lanham, Maryland. We had previously intended to sublease this facility and recorded an estimated lease loss associated with this facility. This estimated lease loss liability is no longer required, therefore we have reflected a reduction in selling, general and administrative expense of $1.9 million in the second quarter of Fiscal Year 2011.

Military & Intelligence Group operating expenses were $4.3 million in the second quarter of Fiscal Year 2011, a decrease of $0.3 million, or 7.2%, compared to $4.6 million in the second quarter of 2010, due to a decrease in corporate allocated expenses of $1.3 million, offset by higher operating expense of $0.6 million in expenses relating to the launch of our new IS3 line of business and $0.4 million in higher proposal expense.

Civil & Commercial Group operating expenses were $1.9 million in the second quarter of Fiscal Year 2011, a decrease of $0.4 million, or 17.7%, compared to $2.3 million in the second quarter of Fiscal Year 2010, due to a decrease in corporate allocated expenses of $0.2 million and $0.2 million in lower proposal and research and development expenses.

Products Group operating expenses were $10.7 million in the second quarter of Fiscal Year 2011, a decrease of $0.2 million, or 1.9%, compared to $10.9 million in the second quarter of Fiscal Year 2010. This decrease is due to a decrease in corporate allocated expense of $1.9 million and $0.3 million in lower research and development and oversight expense. Offsetting these decreases was an increase of $2.1 million relating to expenses incurred by the SATCOM Solutions division.

Other Expense, Net

Other expense, net was $0.9 million in the second quarter of Fiscal Year 2011, an increase of $0.9 million, compared to other income, net of $60 thousand in the second quarter of Fiscal Year 2010. The increase is attributable to higher interest expense relating to our outstanding borrowings.

Income Tax Expense

We recorded an income tax benefit of $0.7 million in the second quarter of Fiscal Year 2011 and an income tax expense of $0.2 million in the second quarter of Fiscal Year 2010. The effective tax rates for the second quarter of Fiscal Year 2011 and the second quarter of Fiscal Year 2010 were 25.3% and 65.0%, respectively. The decrease in the effective tax rate for the period is primarily due to the nonrecurring nondeductible acquisition costs incurred in connection with the acquisition of CVG-Avtec during the second quarter of Fiscal Year 2010. Additionally, the effective tax rate has decreased due to the forecasted increase in the research and development tax credit resulting from the full year inclusion of SATCOM Solutions.

Results of Operations – Six Months Ended April 1, 2011 Compared to Six Months Ended March 26, 2010

	Six Months Ended
	April 1, 2011	March 26, 2010	Favorable (unfavorable)
	(in thousands of dollars)
		(Unaudited)
Revenue
Military & Intelligence
Contract revenue	$37,367	$30,090	$7,277
Software maintenance revenue	687	726	(39)

Total Military & Intelligence	38,054	30,816	7,238
Civil & Commercial
Contract revenue	10,163	10,124	39
Software maintenance revenue	3,250	1,939	1,311

Total Civil & Commercial	13,413	12,063	1,350
Products Group
Contract revenue	30,386	19,773	10,613
Software maintenance revenue	4,687	4,538	149
Product revenue	17,725	13,420	4,305

Total Products Group	52,798	37,731	15,067

Elimination of intersegment sales	(6,445)	(2,578)	(3,867)

Total revenue	97,820	78,032	19,788

Cost of revenue:
Military & Intelligence
Contract and software maintenance cost of revenue	30,744	21,310	(9,434)
Civil & Commercial
Contract and software maintenance cost of revenue	9,492	6,190	(3,302)
Products Group
Contract and software maintenance cost of revenue	26,519	13,375	(13,144)
Product cost of revenue	9,277	5,797	(3,480)

Total Products Group	35,796	19,172	(16,624)

Elimination of intersegment sales	(6,445)	(2,578)	3,867

Total cost of revenue	69,587	44,094	(25,493)

Gross profit:
Military & Intelligence	7,310	9,506	(2,196)
Civil & Commercial	3,921	5,873	(1,952)
Products Group	17,002	18,559	(1,557)

Total gross profit	28,233	33,938	(5,705)

Operating expense:
Military & Intelligence	8,927	7,783	(1,144)
Civil & Commercial	3,931	4,591	660
Products Group	22,055	19,224	(2,831)

Total operating expense	34,913	31,598	(3,315)

Income (loss) from operations:
Military & Intelligence	(1,617)	1,723	(3,340)
Civil & Commercial	(10)	1,282	(1,292)
Products Group	(5,053)	(665)	(4,388)

Total income (loss) from operations	(6,680)	2,340	(9,020)

Other income (expense), net	(2,183)	(102)	(2,081)
Income (loss) before income taxes	(8,863)	2,238	(11,101)
Income tax provision (benefit)	(2,853)	887	3,740

Net income (loss)	$(6,010)	$1,351	$(7,361)

Revenue

Consolidated revenue was $97.8 million in the six months ended April 1, 2011, an increase of $19.8 million, or 25.4%, compared to $78.0 million in the six months ended March 26, 2010. The increase in revenue for the six months ended April 1, 2011 compared to the six months ended March 26, 2010 was related to the following:

Military & Intelligence Group revenue was $38.1 million in the six months ended April 1, 2011, an increase of $7.3 million, or 23.5%, compared to $30.8 million in the six months ended March 26, 2011. In the six months ended April 1, 2011 compared to the six months ended March 26, 2010, contract revenue increased: (1) $8.5 million due to the utilization of significant equipment in the performance of the work scope on an existing contract with the United States Air Force and (2) $0.4 million from IS3. In addition, contract revenue increased by $0.6 million relating to a revenue rate reserve. Costs incurred on our cost-plus government contracts are subject to audit by the DCAA; therefore, revenue recognized on our cost-plus contracts is subject to adjustment upon audit by the DCAA. During the first quarter of Fiscal Year 2011, we increased our revenue rate reserve by $0.3 million; during the first quarter of Fiscal Year 2010, we increased our revenue rate reserve by $0.9 million. These increases were offset by a decrease in contract revenue of (1) $1.0 million as a result of a decrease in the level of effort in the performance of Fiscal Year 2011 work scope compared to Fiscal Year 2010 work scope on an existing contract with the United States Air Force; (2) $0.9 million from a contract for which existing work scope has been completed and the new work scope is beginning to be executed; and (3) $0.7 million relating to a subcontract with the United States Air Force for which the work scope has been completed.

Civil & Commercial Group revenue was $13.4 million in the six months ended April 1, 2011, an increase of $1.3 million, or 11.2%, compared to $12.1 million in the six months ended March 26, 2010. In the six months ended April 1, 2011 compared to the six months ended March 26, 2010 software maintenance revenue increased by $1.3 million, primarily relating to sales to the Military & Intelligence Group and from higher revenue from Integral Systems Europe S.A.S. In the six months ended April 1, 2011 compared to the six months ended March 26, 2010, contract revenue increased $7.1 million relating to new contracts and increases in level of effort on existing contracts in our Command and Control, Civil, and ISI Limited divisions. Offsetting this increase was a decrease in contract revenue of $6.5 million as a result of work that was completed or for which the level of effort decreased on existing contracts from our Command and Control, Civil, and ISI Europe divisions. In addition, contract revenue decreased $0.7 million relating to a customer that filed for bankruptcy. During the second quarter of fiscal year 2010, we received a notification from the customer that all unpaid amounts due to us from this customer will be paid, including interest; therefore we recognized $0.9 million of revenue that had been earned but deferred relating to this customer. During the first quarter of Fiscal Year 2011, we recognized $0.2 million in contract revenue as a result of the recovery of unpaid amounts from this customer. This recovery was a result of bankruptcy proceedings.

Products Group revenue was $52.8 million in the six months ended April 1, 2011, an increase of $15.1 million, or 39.9%, compared to $37.7 million in the six months ended March 26, 2010. In the six months ended April 1, 2011 compared to the six months ended March 26, 2010 contract revenue increased: (1) $12.6 million from the SATCOM Solutions division, which was acquired during the second quarter of Fiscal Year 2010; (2) $3.3 million due to nine new contracts in our RT Logic division; and (3) $2.9 million due to nine new contracts in our SAT division. These increases were offset by a decrease in contract revenue of $5.6 million in our RT Logic division and $2.6 million in our SAT division relating to work that was completed or for which the level of effort decreased. Product revenue increased $9.1 million from the RT Logic division due to seventeen large contracts for which product was shipped in the second quarter of Fiscal Year 2011, which included a product delivery on a subcontract to the Military & Intelligence Group on a contract with United States Air Force. Product revenue increased $3.1 million from the SATCOM Solutions division. These increases were offset by a decrease in product revenue of $7.8 million due to a decrease in volume of product shipments from the RT Logic, satID, and Lumistar divisions.

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

Gross profit was $28.2 million in the six months ended April 1, 2011, a decrease of $5.7 million, or 16.8%, compared to $33.9 million in the six months ended March 26, 2010. Gross profit for the Products Group includes the amortization of the acquired intangible assets of $2.3 million from the acquisition of CVG, Incorporated and its subsidiary Avtec Systems, Inc., the acquired assets of Sophia Wireless, and the acquisition of the satID product line. The decrease in gross profit in the six months ended April 1, 2011 compared to the six months ended March 26, 2010 was attributable to all three of our segments.

Military & Intelligence Group gross profit was $7.3 million in the six months ended April 1, 2011, a decrease of $2.2 million, or 23.1%, compared to $9.5 million in the six months ended March 26, 2010. In the six months ended April 1, 2011 compared to the six months ended March 26, 2010 gross profit from contract revenue decreased: (1) $1.0 million as a result of a decrease in the level of effort in the performance of Fiscal Year 2011 work scope compared to Fiscal Year 2010 work scope on an existing contract with the United States Air Force; (2) $0.9 million from IS3 due to the costs incurred to start up this new service offering; (3) a decrease of $0.7 million from a contract for which existing work scope has been completed and the new work scope is beginning to be executed; and (4) $0.2 million relating to a subcontract with the United States Air Force for which the work scope has been completed. In addition, software maintenance support and facility related expense increased by $1.1 million relating to higher expense during the six months ended April 1, 2011 compared to the six months ended March 26, 2010. Offsetting these decreases was an increase in gross profit of (1) $1.1 million from an existing contract with the United States Air Force and (2) $0.6 million relating to a revenue rate reserve. Costs incurred on our cost-plus government contracts are subject to audit by the DCAA; therefore, revenue recognized on our cost-plus contracts is subject to adjustment upon audit by the DCAA. During the second quarter of Fiscal Year 2011, we increased our revenue rate reserve by $0.3 million; during the first quarter of Fiscal Year 2010, we increased our revenue rate reserve by $0.9 million.

Civil & Commercial Group gross profit was $3.9 million in the six months ended April 1, 2011, a decrease of $1.9 million, or 33.2%, compared to $5.8 million in the six months ended March 26, 2010. In the six months ended April 1, 2011 compared to the six months ended March 26, 2010 gross profit from contract revenue decreased: (1) $3.3 million due to work that was completed or for which the level of effort decreased on existing contracts from our Command and Control, Civil, and ISI Europe divisions and (2) $1.8 million relating to a customer that filed for bankruptcy. During the second quarter of fiscal year 2010, we received a notification from the customer that all unpaid amounts due to us from this customer will be paid, including interest. Therefore, we recognized $0.9 million of revenue and reversed an allowance for bad debt of $1.1 million during the second quarter of Fiscal Year 2010. During the first quarter of Fiscal Year 2011, we recognized $0.2 million in contract revenue as a result of the recovery of unpaid amounts from this customer. This recovery was a result of bankruptcy proceedings. In addition, we incurred $0.8 million relating to higher software maintenance support during the six months ended April 1, 2011 compared to the six months ended March 26, 2010. Offsetting these decreases was an increase in gross profit from contract revenue during the six months ended April 1, 2011 compared to the six months ended March 26, 2010 of $2.6 million from new contracts and increases in level of effort on existing contracts from our Command and Control and Civil divisions. In the six months ended April 1, 2011 compared to the six months ended March 26, 2010 gross profit from software maintenance increased by $1.3 million, primarily relating to sales to the Military & Intelligence Group and from higher revenue from Integral Systems Europe S.A.S.

Products Group gross profit was $17.0 million in the six months ended April 1, 2011, a decrease of $1.6 million, or 8.4%, compared to $18.6 million in the six months ended March 26, 2010. Gross profit from contract revenue decreased: (1) $1.3 million from the RT Logic division and $1.2 million from the SAT division due to the decrease in revenue discussed above; (2) $1.8 million from RT Logic relating to two contracts for which we have incurred cost in excess of contract value and for which we have recognized a provision for loss for estimated costs that will be incurred to complete the work scope; and (3) $1.0 million from the SATCOM Solutions division. These decreases were offset by increases in gross profit from contract revenue of $1.8 million from the RT Logic division and $1.3 million from the SAT division relating to work that was completed or for which the level of effort decreased. Gross profit from product shipments from the RT Logic division increased by $3.3 million due to the increase in revenue discussed above and gross profit from product shipments from the SATCOM Solutions division increased by $2.0 million. These increases were offset by a decrease in gross profit of $4.9 million from product shipment from the RT Logic and Lumistar divisions.

Operating Expenses

Operating expenses were $34.9 million in the six months ended April 1, 2011, an increase of $3.3 million, or 10.5%, compared to $31.6 million in the six months ended March 26, 2010. Included in our operating expenses are the costs incurred by our corporate oversight functions: executive management, accounting and finance, legal, contracts, procurement, and export compliance, human resources, security and information technology. During the six months ended April 1, 2011, we incurred $14.4 million in corporate oversight operating expense, a decrease of $1.4 million, or 9.0%, compared to $15.8 million during the six months ended March 26, 2010. The operating expense of each of our segments includes an allocation of the corporate operating expense.

The increase in operating expense was attributable to: (1) $3.8 million in operating expenses incurred by the SATCOM Solutions division; (2) $1.0 million in higher salary and personnel-related expenses relating to severance, stock-based compensation expense, and bonus expense; (3) $0.5 million related to IS3 start-up expenses, (4) $0.5 million related to research and development; and (5) $1.3 million related to legal expenses incurred in connection with various government contract compliance-related legal matters, the cost of responding to various requests for information in connection with the previously announced SEC action against certain of our former officers, to which we are not a party, and our previously announced review of our strategic alternatives. Offsetting these increases were the following decreases in operating expense: (1) $2.0 million less in facility related expenses (see below for further discussion); (2) $1.0 million less in acquisition expense which had been incurred during the second quarter of Fiscal Year 2010 due to the acquisition of CVG-Avtec; and (3) $0.4 million less in accounting, consulting, and advertising and public relations expenses.

The decrease in facility and related expenses consisted of lower estimated lease loss expense of $1.6 million and $0.4 million less in facility related expenses. During the third quarter of Fiscal Year 2009, we relocated our corporate headquarters to Columbia, Maryland from two leased facilities in Lanham, Maryland. Because these two leased facilities had not been sublet, we recorded an estimated loss for the period of vacancy. During the second quarter of Fiscal Year 2010, we revised the estimated date of sublease for these two leased facilities; therefore we recorded an increase to the estimated loss for the period of vacancy of $1.2 million. We have now subleased one of the Lanham facilities through the end of our lease term in 2015. On February 8, 2011, we signed a sublease agreement for a portion of our corporate headquarters. During the second quarter of Fiscal Year 2011, we recognized a loss on this sublease of $1.5 million based on the lease obligation exceeding the sublease rental income for the duration of the sublease period. On or about July 1, 2011, we intend to reoccupy our leased facility located at 5200 Philadelphia Way in Lanham, Maryland. We had previously intended to sublease this facility and recorded an estimated lease loss associated with this facility. This estimated lease loss liability is no longer required, therefore we have reflected a reduction in selling, general and administrative expense of $1.9 million in the second quarter of Fiscal Year 2011.

Military & Intelligence Group operating expenses were $8.9 million in the six months ended April 1, 2011 an increase of $1.1 million, or 14.7%, compared to $7.8 million during the six months ended March 26, 2010, due to higher operating expense of $1.1 million relating to the launch of our new IS3 line of business, $0.4 million in higher research and development expense, and $0.3 million in higher proposal expense, offset by a $0.8 million decrease in corporate allocated expenses.

Civil & Commercial Group operating expenses were $3.9 million in the six months ended April 1, 2011 a decrease of $0.7 million, or 14.4%, compared to $4.6 million in the six months ended March 26, 2010, due to lower proposal expense of $0.4 million and lower research and development expense of $0.3 million, offset by an increase in corporate allocated expenses of $0.1 million.

Products Group operating expenses were $22.1 million in the six months ended April 1, 2011, an increase of $2.9 million, or 14.7%, compared to $19.2 million in the six months ended March 26, 2010. This increase is due to a $3.8 million relating to expenses incurred by the SATCOM Solutions division and higher research and development expense of $0.4 million, offset by lower corporate allocated expense of $0.7 million and $0.6 million in oversight expense.

Other Expense, Net

Other expense, net was $2.2 million during the six months ended April 1, 2011, an increase of $2.1 million, compared to $0.1 million during the six months ended March 26, 2010. The increase is attributable to higher interest expense relating to our outstanding borrowings.

Income Tax Expense

We recorded an income tax benefit of $2.9 million in the six months ended April 1, 2011 and an income tax expense of $0.9 million in the six months ended March 26, 2010. Included in the second quarter of Fiscal Year 2011 income tax benefit is a discrete tax benefit of $0.4 million relating to research and development tax credits for expenditures incurred in Fiscal Year 2010. This credit was recognized in the first fiscal quarter due to the retroactive extension of the credit passed by Congress in December 2010. The effective tax rates for the six months ended April 1, 2011 and six months ended March 26, 2010 were 32.2% and 39.6%, respectively. The decrease in the effective tax rate for the period is primarily due to the nonrecurring nondeductible acquisition costs incurred in connection with the acquisition of CVG-Avtec in Fiscal Year 2010. Additionally, the effective tax rate has decreased due to the forecasted increase in the research and development tax credit resulting from the full year inclusion of SATCOM Solutions.

Backlog

As of April 1, 2011, we had backlog of approximately $232.5 million as compared to $190.5 million at September 24, 2010. A significant portion of this backlog relates to our Military & Intelligence Group. Our Military & Intelligence Group contracts are typically larger in terms of contract value and extend for longer periods of time than our Civil & Commercial and Product Groups contracts. Because our Civil & Commercial and Product Groups contracts are typically smaller in dollar volume and shorter in duration, they generally do not have a significant effect on backlog. Many of our Military & Intelligence Group’s contracts are multi-year contracts and contracts with option years, and portions of these contracts are carried forward from one year to the next as part of our contract backlog. A significant portion of our revenue is derived from contracts and subcontracts that are subject to the budget and funding process of the U.S. government. Our total contract backlog represents management’s estimate of the aggregate unearned revenues expected to be earned by us over the life of all of our contracts, including option periods. Because many factors affect the scheduling of projects, we cannot predict when revenues will be realized on projects included in our backlog. In addition, although contract backlog reflects only business for which we have written agreements with our customers, it is possible that cancellations or scope adjustments may occur.

Liquidity and Capital Resources

We have generally financed our working capital needs through funds generated from income from operations, supplemented by borrowings under our general line of credit facility with a commercial bank when necessary.

For the six months ended April 1, 2011, operating activities provided us $3.1 million of cash, primarily as a result of an increase in deferred revenue of $3.0 million. We invested $4.1 million to purchase fixed assets (principally new computers and equipment). Our financing activities provided $4.0 million from the borrowing under our credit agreement, offset by payments on capital lease obligations and deferred financing costs incurred.

For the six months ended March 26, 2010, operating activities provided us $22.9 million of cash, primarily as a result of decreases in income taxes receivable, accounts receivable, deferred contract costs, unbilled revenue, an increase in deferred revenue, and from depreciation and amortization, net income, and stock-based compensation, offset by lower accounts payable and higher inventory and prepaid and other current assets and lower bad debt expense. We invested $32.3 million, net of cash received, to acquire CVG, Incorporated, and $1.2 million to purchase fixed assets (principally new computers and equipment, software, and leasehold improvements). Our financing activities provided $36.5 million from borrowings under our line of credit, which was used to acquire CVG, Incorporated and to fund working capital needs, and we used $11.8 million for the repayment of line of credit borrowings, $1.5 million to pay for the fees associated with a new credit agreement (see below), deposited $1.0 million in restricted cash as a compensating balance for our foreign currency denominated letters of credit, and $0.5 million for payments on capital lease obligations.

In the second quarter of Fiscal Year 2010, we launched IS3 to provide SATCOM NetOps services as part of a broader planned Global Managed Network Services offering. This new line of business offers global SATCOM NetOps management services to address the growing needs of satellite operators, resellers, users, and regulators of satellite and satellite-interfaced networks worldwide. IS3 leverages our current product offerings and is anticipated to provide a significant new revenue stream in future years. In addition to operating expenditures to start up the business, we intend to make capital expenditures of approximately $5.6 million in Fiscal Year 2011 and $5.4 million in Fiscal Year 2012 in this organization to place 11 pairs of antennas around the globe to enable a global quality of service and interference geolocation capability.

Unbilled revenue was $48.6 million as of April 1, 2011 of which $47.8 million is expected to be collected in the next 12 months. As of April 1, 2011, unbilled revenue that is not expected to be collected within the next 12 months, in the amount of $0.8 million, is included in other assets in our consolidated balance sheet. Revenue from our Military & Intelligence Group cost-plus contracts is driven by pricing based on costs incurred to perform services under contracts with the U.S. government. Cost-based pricing is determined under the Federal Acquisition Regulation, which provides guidance on the types of costs that are allowable in establishing prices for goods and services and allowability and allocability of costs to contracts under U.S. government contracts. Allocable costs are billed to the U.S. government based upon approved billing rates. We have incurred allocable costs we believe are allowable and reimbursable under our cost-plus-fee contracts that are higher than the approved billing rates. If we receive approval for our actual incurred allocable costs, we will be able to bill these amounts.

In the fourth quarter of Fiscal Year 2010, the DCAA formally issued a Report on Audit of Post Award Accounting Systems (the “Accounting Systems Audit Report”) that found, as of January 27, 2010, our accounting system to be inadequate and identified certain significant deficiencies in our accounting systems, controls, policies and procedures. As a result of this determination, under the Federal Acquisition Regulation our administrative contracting officers are required to consider, with respect to cost-plus contracts, whether it is appropriate to suspend a percentage of progress payments or reimbursement of costs proportionate to the estimated cost risk to the U.S. government, considering audit reports or other relevant input, until we submit a corrective action plan acceptable to the contracting officers and correct the deficiencies. We have submitted a corrective action plan and we are executing the implementation of the corrective actions. We have not received any indication from any of our contracting officers that the corrective action plan is not acceptable. In addition, in order for us or any other entity to be awarded any new cost-plus contract, the administrative contracting officer must determine that such entity has the necessary operating and accounting controls to be determined “responsible” under the Federal Acquisition Regulation. We are working diligently to resolve these accounting deficiencies and believe that they will be successfully resolved. However, the Accounting Systems Audit Report has the potential to materially adversely impact our ability to obtain future cost-plus contracts from the U.S. government, could result in certain payments under existing cost-plus contracts being delayed or suspended, and the DCAA could, as a result of a subsequent audit, reduce the billing rates that it has provisionally approved, causing us to refund a portion of the amounts we have received with respect to cost-plus contracts.

In connection with the March 2010 acquisition of CVG, Incorporated and its subsidiary, Avtec Systems, Inc. (together, “CVG-Avtec”), three CVG-Avtec employees entered into employment agreements with us for a term of three years. In addition, we have entered into retention agreements with certain CVG-Avtec employees, under which we could be required to provide approximately $2.6 million in cash bonuses over the course of three years, if the employees continue employment with us. We have paid $0.1 million of this liability. We will incur the expense related to these retention agreements when the service requirements have been met as detailed in the retention agreements. We have incurred $0.2 million and $0.8 million in retention related expense during the three and six months ended April 1, 2011, respectively.

On March 5, 2010, we entered into a Credit Agreement (the “Credit Agreement”), among us, certain of our subsidiaries, the lenders from time to time party thereto, and Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and L/C Issuer. The Credit Agreement provides for a $55 million senior secured revolving credit facility (the “Facility”), including a sub-facility of $10 million for the issuance of letters of credit. The proceeds of the Facility were used to (i) finance in part the acquisition of CVG-Avtec, and all related transactions, (ii) pay fees and expenses incurred in connection with such acquisition and all related transactions, (iii) repay amounts outstanding in respect of our previous credit facility with Bank of America, which was terminated concurrently with entry into the Credit Agreement, and (iv) provide ongoing working capital and for other general corporate purposes. The Facility expires on March 5, 2013. As a result of our subsequent entry into the Amendment and Waiver, dated December 8, 2010, described below, availability under the Facility was reset at $44 million, and as a result of the 2011 Forbearance Agreement described below, availability was further reduced to $40 million.

The Facility is secured by a lien on substantially all of our assets and those of our domestic subsidiaries, including CVG-Avtec and its subsidiaries, and all of such subsidiaries are guarantors of the obligations of the Company under the Credit Agreement. Any borrowings under the Facility originally accrued interest at the London Inter-Bank Offering Rate (“LIBOR”), plus a margin of 3% to 4% depending on our consolidated ratio (the “Leverage Ratio”) of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”); however, as a result of the entry into the 2011 Forbearance Agreement, effective as of May 10, 2011, the interest margins under the Facility were increased to 6% over LIBOR until June 30, 2011 and 8% over LIBOR thereafter. The Credit Agreement requires us to comply with specified financial covenants, including the maintenance of a maximum Leverage Ratio, a minimum asset coverage ratio (measured based on the ratio of certain accounts receivable to credit agreement outstandings) (the “Asset Coverage Ratio”), and a minimum fixed charge coverage ratio (measured based on the ratio of EBITDA to interest payments and other fixed charges) (the “Fixed Charge Coverage Ratio”).

We are required to pay a quarterly fee on the committed unused amount of the facility, at a rate of 0.50% of the unused commitment amount per annum. As of May 6, 2011, we had $32.5 million outstanding in borrowings under the line of credit, and $3.2 million in face amount of letters of credit outstanding under the sub-facility for the issuance of letters of credit.

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

The availability of loans and letters of credit under the Facility is subject to customary conditions, including the accuracy of certain representations and warranties of the Company and the absence of any continuing default under the Credit Agreement. Under the 2011 Forbearance Agreement described below, we have no right to borrow additional amounts under the Facility, except at the discretion of the lenders, until the existing defaults are cured or waived.

As of June 25, 2010, we were in default of the financial covenants under the Credit Agreement. On August 3, 2010, a waiver under the Credit Agreement was entered into pursuant to which the requirement to comply with the Leverage Ratio covenant for the quarter ended March 26, 2010 was permanently waived, along with the requirements to comply with all of the financial ratios for the quarter ended June 25, 2010 and for any future date prior to September 8, 2010. This waiver was subsequently extended to waive compliance with the financial ratios for each date through September 21, 2010. The extended waiver expired on September 21 and at that time we were again in default of the financial covenants under the Credit Agreement. However, a forbearance agreement was entered into with the Credit Agreement lenders effective as of September 21, 2010 with respect to these defaults (the “2010 Forbearance Agreement”), which agreement prohibited any exercise of remedies by the lenders as a result of such defaults and made certain other modifications to the Facility terms. The 2010 Forbearance Agreement expired on November 1, 2010. On December 8, 2010, we entered into an Amendment and Waiver with our Credit Agreement lenders (the “Amendment and Waiver”) that, among other things, waived all existing financial covenant defaults and modified the terms of the financial covenants, including setting new financial covenant compliance levels, for current and future periods. With effect from the fiscal quarter ending April 1, 2011, we have been in default of the financial covenants in the Credit Agreement with respect to the Leverage Ratio, the Fixed Charge Coverage Ratio, and the Asset Coverage Ratio. As of May 9, 2011 we have entered into a new forbearance agreement with the lenders under the Credit Agreement (the “2011 Forbearance Agreement”) pursuant to which the lenders have agreed to forbear from exercising remedies with respect to the existing Events of Default until June 30, 2011 and to make certain other modifications to the Facility terms, including a new covenant requiring the Company and its domestic subsidiaries to have at least $3,000,000 in cash as of May 31, 2011. After June 30, 2011, if the existing Events of Default have not been waived, the lenders will have the right to terminate the Facility, accelerate the payment of amounts outstanding under the Facility, and exercise remedies in respect of their security relating to our and our subsidiaries’ assets. In the event the lenders exercise their right to accelerate payment of the amounts outstanding under the Facility, the Company would be required to seek additional sources of liquidity, either through new debt or equity financings or sales of assets to repay the amounts outstanding. There can be no assurance that the Company would be successful in obtaining such sources of funding in the event of acceleration, which could have a material adverse effect on the Company’s business.

On June 6, 2008, we entered into a material lease agreement for property located at 6721 Columbia Gateway Drive in Columbia, Maryland, which is now our corporate headquarters. We relocated our corporate headquarters from its previous location at 5000 Philadelphia Way, Lanham, Maryland, in May 2009. The lease term is for 11 years; the facility is approximately 131,450 square feet and has an initial $28 per square foot annual lease cost, with annual escalations of approximately 2.75% to 3.00%. We received a $7.4 million allowance for costs to build out this facility to our specifications and a $1.9 million lease incentive, which approximates the rent obligation for our Lanham, Maryland facility for twenty-two months. These lease incentives will be amortized as a reduction of rental expense over the lease term. As a result of moving our new headquarters to Columbia, Maryland in May 2009, we vacated our leased space in two Lanham, Maryland facilities. We entered into a sublease for one of these two facilities effective October 1, 2010 through the remaining duration of the lease term. During fiscal year 2011, we will receive $0.2 million in sublease income from the Lanham, Maryland facility sublease agreement, which will offset our rent expense for this facility. Whereas we previously intended to sublease the remaining facility in Lanham, Maryland by June 2012, as described in Note 9 to our consolidated financial statements included in this Quarterly Report on Form 10-Q, we now intend to reoccupy such facility on or about July 1, 2011. On February 8, 2011, we signed a sublease agreement for a portion of our corporate headquarters located at 6721 Columbia Gateway Drive in Columbia, Maryland. Our landlord gave its consent to the sublease on February 8, 2011. The premises to be subleased will be tendered in several stages with the final portion to be tendered on or about July 1, 2011. The total square footage to be tendered will be approximately 83,000 rentable square feet. The initial term of the sublease will be five years, subject to extension at the option of the sublessee. The rent payable by the sublessee is $27.25 per rentable square foot subject to annual escalation of 3% commencing in 2012. During Fiscal Year 2011, we will receive $0.7 million in sublease income from the Columbia, Maryland facility sublease agreement, which will offset our rent expense for this facility.

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

On December 5, 2007, the Board decided to cease the payment of dividends for the foreseeable future beginning with Fiscal Year 2008 and future years in order to maximize our ability to invest in future R&D, marketing, and business development efforts and strategic acquisition efforts that, in the Board’s opinion, will result in a greater return for our shareholders. Under our Credit Agreement, the payment of cash dividends is prohibited unless we obtain the consent of the majority of the lenders under the Credit Agreement. As we contemplate strategic efforts to grow our Company, the Board will continue to evaluate the most effective measures that it can take to maximize shareholder value.

Our liquidity needs over the next twelve month period include requirements for working capital, capital expenditures, interest payments, and principal payments under the Credit Agreement. We have entered into the 2011 Forbearance Agreement on our Credit Agreement. The 2011 Forbearance Agreement provides for, among other items, access to borrowing capacity under the line of credit, which requires the consent of the lenders. Our unbilled revenues balance has increased during the six months ended April 1, 2011, which has put pressure on our working capital requirements. We are working with our customers to adjust contractual billing terms to enable us to invoice a larger portion of the unbilled revenues balance during Fiscal Year 2011. Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended September 24, 2010. As of December 31, 2010, virtually all of our contracts were denominated in U.S. dollars, and we did not have any outstanding hedge agreements. Our exposures to market risk have not changed materially since September 24, 2010. We have $32.5 million of outstanding borrowings under our line of credit and $3.2 million in outstanding borrowings under our sub-facility for the issuance of letters of credits as of April 1, 2011. In addition, we had borrowings of $4.7 million under the master lease agreement for a capital lease facility as of April 1, 2011. Our market risk exposure primarily relates to changes in interest rates, principally in the United States. A hypothetical interest rate change of 1% on our bank credit facility and the master lease agreement for the six months ended April 1, 2011 would have increased interest expense by approximately $0.3 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of April 1, 2011, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were not effective as of April 1, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure because of the material weaknesses in internal control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2010.

Changes in Internal Control over Financial Reporting

Management continues to make improvements to our internal control over Financial Reporting in efforts to remediate the internal control material weakness disclosed in our Annual Report on Form 10-K for the fiscal year ended September 24, 2010. The material weakness related to a lack of sufficient qualified accounting resources due to turnover experienced in accounting and finance positions during Fiscal Year 2010. During the second quarter of Fiscal Year 2011, management’s internal control improvements included hiring additional personnel and documenting and testing the effectiveness of internal controls. Management will continue to closely monitor the remediation plan and take steps to adjust the plan as needed in order to remediate the material weakness.

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

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended September 24, 2010. Other than as described below, there were no material changes to those risk factors during the six months ended April 1, 2011.

We cannot predict the outcome of the strategic alternative process.

As we have previously reported, we have engaged Stone Key Partners LLC as our financial advisor to explore strategic alternatives to maximize stockholder value, including acquisitions, mergers, the sale of the Company or other transactions. There can be no assurance as to the outcome of the strategic alternatives process, that any particular strategic alternative will be pursued or that any transaction will occur. In addition:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

A discussion of the default under our Credit Agreement can be found under the heading “Liquidity and Capital Resources” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006, as supplemented by Articles Supplementary of the Company dated February 12, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the SEC on May 10, 2007) as amended by the Articles of Amendment dated February 26, 2009 and effective April 29, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2009 filed with the SEC on May 6, 2009), as supplemented by Articles Supplementary of the Company dated August 13, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2010).

3.2	Amended and Restated By-laws of the Company, as amended by Amendments No. 1, 2, 3, 4 and 5 thereto (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2009), as amended by Amendment No. 6 thereto (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2010).

10.1*+	Change in Control Bonus Agreement between the Company and Paul G. Casner, Jr., effective as of April 29, 2011.

10.2+	Agreement and Release by and between the Company and H. Marshal Ward., effective as of February 4, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 4, 2011).

10.3	Sublease by and between the Company and Computer Sciences Corporation, dated February 8, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2011).

31.1*	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2*	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed herewith.
+	Indicates management or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 12, 2011.

INTEGRAL SYSTEMS, INC.

By:	/s/ CHRISTOPHER B. ROBERTS
Christopher B. Roberts
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Restatement of the Company dated May 7, 1999, as supplemented by Articles Supplementary of the Company dated March 13, 2006, as supplemented by Articles Supplementary of the Company dated February 12, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the SEC on May 10, 2007) as amended by the Articles of Amendment dated February 26, 2009 and effective April 29, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2009 filed with the SEC on May 6, 2009), as supplemented by Articles Supplementary of the Company dated August 13, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2010).

3.2	Amended and Restated By-laws of the Company, as amended by Amendments No. 1, 2, 3, 4 and 5 thereto (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2009), as amended by Amendment No. 6 thereto (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2010).

10.1*+	Change in Control Bonus Agreement between the Company and Paul G. Casner, Jr., effective as of April 29, 2011.

10.2+	Agreement and Release by and between the Company and H. Marshal Ward., effective as of February 4, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 4, 2011).

10.3	Sublease by and between the Company and Computer Sciences Corporation, dated February 8, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2011).

31.1*	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2*	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Indicates management or compensatory plan or arrangement